Form 10-Q
period 1995-03-31
OXIS INTERNATIONAL INC
filed 1995-05-12
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  _____  Exchange Act of   1934 for the quarterly period ended March 31, 1995.

  _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.



                         Commission File Number O-8092



                           OXIS INTERNATIONAL, INC.



                            A Delaware corporation
                 I.R.S. Employer Identification No. 94-1620407
                       6040 N. Cutter Circle, Suite 317
                              Portland, OR  97217
                          Telephone:  (503) 283-3911



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES     X      NO   _____
                            -----

At March 31, 1995, the issuer had outstanding the indicated number of shares of common stock: 9,322,762 (93,300 additional shares to be issued)

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months Ended
                                                 March 31
                                         ------------------------
                                             1995         1994
                                         ------------  ----------
Revenues:
  Product sales                           $2,075,000   $  934,000
  Royalties                                   51,000       50,000
                                          ----------   ----------
     Total revenues                        2,126,000      984,000

Cost and expenses:
  Cost of sales                            1,177,000      624,000
  Research and development                 1,029,000      216,000
  Selling, general and administrative        645,000      342,000
                                          ----------   ----------
     Total costs and expenses              2,851,000    1,182,000
                                          ----------   ----------
Operating loss                              (725,000)    (198,000)
Interest income                                6,000       11,000
Interest expense                             (38,000)          --
                                          ----------   ----------
Net loss                                  $ (757,000)  $ (187,000)
                                          ==========   ==========
Net loss per share                        $     (.08)  $     (.04)
                                          ==========   ==========
Weighted average number of
  shares used in computation               9,377,705    4,982,670
                                          ==========   ==========


                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,   December 31,
                                                         1995         1994
                                                      (Unaudited)
                                                     ------------  -----------
ASSETS

Current assets:
 Cash and cash equivalents                           $   724,000   $   936,000
 Certificates of deposit                                 198,000       496,000
 Accounts receivable                                   1,002,000       740,000
 Inventories                                             653,000       673,000
 Prepaid and other                                       313,000       228,000
                                                     -----------   -----------
  Total current assets                                 2,890,000     3,073,000

Property and equipment, net                            1,286,000     1,298,000

Assets under capital leases, net                       1,422,000     1,340,000

Technology for developed products
 and custom assays, net                                5,189,000     5,215,000

Other assets                                             300,000       268,000
                                                     -----------   -----------

  Total assets                                       $11,087,000   $11,194,000
                                                     ===========   ===========

                          CONSOLIDATED BALANCE SHEETS

                                                         March 31,   December 31,
                                                           1995         1994
                                                        (Unaudited)
                                                       ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable to bank                                 $    198,000   $    340,000
 Other notes payable                                        766,000             --
 Accounts payable                                         2,066,000      1,562,000
 Customer deposits                                          250,000      1,116,000
 Accrued liabilities                                        661,000        628,000
 Current portion of capital lease obligations               431,000        473,000
                                                       ------------   ------------
   Total current liabilities                              4,372,000      4,119,000

Capital lease obligations                                   267,000        297,000

Other liabilities                                            76,000         79,000

Shareholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares
  authorized; 40,000 shares issued                               --             --
 Common stock - $.50 par value; 25,000,000 shares
  authorized; 9,416,062 shares, including
  93,300 shares to be issued (Note 4)                     4,708,000      4,661,000
 Additional paid in capital                              20,338,000     20,230,000
 Accumulated deficit                                    (18,896,000)   (18,139,000)
 Accumulated translation adjustments                        222,000        (53,000)
                                                       ------------   ------------
   Total shareholders' equity                             6,372,000      6,699,000
                                                       ------------   ------------
Total liabilities and shareholders' equity             $ 11,087,000   $ 11,194,000
                                                       ============   ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                 1995          1994
Cash flows from operating activities:
 Net loss                                                      $(757,000)   $ (187,000)
 Adjustments to reconcile net loss to cash provided
  by (used for) operating activities:
   Depreciation and amortization                                 385,000        15,000
   Changes in assets and liabilities:
    Accounts receivable                                         (262,000)      411,000
    Inventories                                                   20,000        30,000
    Other current assets                                          44,000        13,000
    Accounts payable                                             504,000       165,000
    Customer deposits                                           (866,000)           --
    Accrued liabilities                                           33,000        45,000
                                                              ----------    ----------

     Net cash provided by (used for) operating activities       (899,000)      492,000
                                                              ----------    ----------

Cash flows from investing activities:
 Redemption of certificates of deposit                           298,000            --
 Purchases of equipment                                               --        (7,000)
 Deferred stock issuance costs                                   (23,000)           --
 Other, net                                                     (137,000)           --
                                                              ----------    ----------

     Net cash provided by (used for) investing activities        138,000        (7,000)

Cash flows from financing activities:
 Proceeds from issuance of notes                                 766,000            --
 Repayment of short-term bank borrowings                        (142,000)           --
 Repayment of long-term debt and capital lease obligations       (75,000)           --
                                                              ----------    ----------

     Net cash provided by financing activities                   549,000            --
                                                              ----------    ----------

Net increase (decrease) in cash and cash equivalents            (212,000)      485,000

Cash and cash equivalents - beginning of period                  936,000       758,000
                                                              ----------    ----------

Cash and cash equivalents - end of period                      $ 724,000    $1,243,000
                                                               =========    ==========

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS AND CONDENSED NOTES

    The unaudited consolidated financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments considered necessary by management for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

    An annual report (Form 10-K) has been filed with the Securities and Exchange Commission ("Commission") for the year ended December 31, 1994. That report contains, among other information, a description of the Company's business, audited financial statements, notes to the financial statements, the report of the independent auditors and management's discussion and analysis of results of operations and financial condition. Readers of this report are presumed to be familiar with that annual report.

    The functional currency of Bioxytech S.A. ("Bioxytech"), the Company's foreign subsidiary, is the French franc. Bioxytech's assets and liabilities are translated using the exchange rate at the end of the period. Its statement of operations is translated at the average exchange rate during the period that Bioxytech's revenues and expenses are included in the consolidated statement of operations. Gains or losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity.


2.  BASIS OF PRESENTATION

    These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three years, and for the quarter ended March 31, 1995. As of March 31, 1995, the Company's current liabilities exceeded its current assets by $1,482,000. These and other factors indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

    The Company has engaged an investment banking firm on a best-efforts basis to assist it in completing a private placement of equity securities. The Company is seeking to raise from $4,500,000 to $9,000,000 which management believes would fund operations for up to two years before further financing would be necessary. Certain of the former Bioxytech shareholders have agreed to participate in the private placement, and, in February 1995, advanced $766,000 to the Company under secured promissory notes as described in Note 4. Further, in May 1995 a major customer advanced $600,000 to the Company under a secured promissory note due in May 1996.

    Pending completion of the $4,500,000 to $9,000,000 private placement of securities, the Company is attempting to raise through the issuance of either debt or equity securities, a smaller amount of additional capital ($1,000,000 to $2,000,000) that management believes would allow the Company to continue operating. If the Company is able to raise only an additional $1,000,000 to $2,000,000 before the end of June 1995, it intends to curtail its operations through the reduction of personnel and facilities costs and by slowing its research and development efforts. If the Company does not raise any additional capital before the end of June 1995, it may be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

3.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at March 31, 1995 and December 31, 1994, consisted of the following:

                                    March 31,   December 31,
                                      1995          1994

                Raw materials       $181,000      $179,000
                Work in process      300,000       357,000
                Finished goods       172,000       137,000
                                    --------      --------

                Total               $653,000      $673,000
                                    ========      ========

4.  NOTES PAYABLE

    In February 1995 certain of the Company's shareholders, who were former Bioxytech shareholders, advanced $766,000 to the Company pursuant to promissory notes. The notes are due in February 1996 and bear interest at 8% per year. The notes are secured by certain of the Company's products and related assets and are subordinated to the major customer advance as discussed above in Note 2.

    As additional consideration for the loans, the Company has agreed to issue 93,300 shares of its common stock to the lenders, which have been recorded as a cost of debt issuance and are being amortized over one year, the life of the notes. Further, the Company has agreed to issue warrants entitling the lenders to purchase equity securities. The terms and number of warrants to be issued are directly tied to terms to be developed for investors that participate in the private placement of equity securities that the Company is pursuing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ACQUISITIONS

    In September 1994, the Company significantly increased its scientific and technical staff, patent application portfolio, current product offerings, research and development programs, research and manufacturing facilities and its customer base by acquiring Bioxytech and International BioClinical, Inc. ("IBC"). Both acquisitions were completed through the exchange of stock, and were accounted for as purchases; accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. IBC was merged into the Company. Bioxytech operates as a subsidiary of the Company.

    Because the acquisitions have been accounted for as purchases, the Company's consolidated results of operations include the operating results of the acquired businesses from the date of acquisition only. Therefore, the results of operations of the acquired businesses are included in the consolidated statement of operations for the first quarter of 1995, but not for the first quarter of 1994.

    The increased research and development investment, particularly in Bioxytech's programs, has placed significant demand on the Company's limited financial resources. See "Financial Condition, Liquidity and Capital Resources" below.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    OXIS' financial condition and liquidity have declined further during the first quarter of 1995. Cash and certificates of deposit at March 31, 1995 totaled $922,000, down from $1,432,000 at December 31, 1994. The Company had a working capital deficit of $1,046,000 at December 31, 1994. The working capital deficit increased to $1,482,000 at March 31, 1995 as a result of the loss for the quarter.

    The Company expects to continue to report losses in the near term as the level of expenses is expected to continue to exceed revenues. The Company must raise additional capital resources during the second quarter of 1995. Failure to raise such additional capital would cause the Company to severely curtail or cease its operations. For more information concerning the Company's ability to continue as a going concern, see Note 2 to the consolidated financial statements.

    The Company has engaged an investment banking firm on a best-efforts basis to assist it in completing a private placement of equity securities. The Company is seeking to raise from $4,500,000 to $9,000,000. OXIS cannot predict the timing or the probability of success of this effort, and no assurances can be given that the Company will successfully raise the needed capital. Certain former shareholders of Bioxytech have committed to participate in the anticipated private placement. During February 1995, these former Bioxytech shareholders advanced the Company $766,000 under secured promissory notes payable in 1996. Further, in May 1995 a major customer advanced $600,000 to the Company under a secured promissory note due in May 1996. These advances, and the forbearance of certain major trade creditors and lessors have made it possible for the Company to continue to operate well into the second quarter of 1995. Assuming that the Company successfully completes its $4,500,000 to $9,000,000 private placement of equity securities, it is anticipated that further financing would be needed within approximately 24 months to allow the Company to continue its planned research and development programs and marketing of additional products.

    While the Company believes that its new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies to develop and market these products. There is no assurance that the Company's effort to develop such business alliances will be successful. Further, there can be no assurances that the sales of recent years to Sanofi Winthrop (35% of 1994 revenues) will continue. Sanofi Winthrop is currently conducting a second Phase III trial on its drug, DISMUTEC/TM/ (a coupled form of OXIS' bovine superoxide dismutase) to treat head trauma; the Company cannot predict whether these trials will conclude successfully. European sales and royalties continue to decline due to product withdrawals in four European countries in 1994. If bovine superoxide dismutase is withdrawn in Spain, revenues will decrease further. Therefore, no assurances can be given that the Company will have adequate liquidity and capital resources to continue operating beyond the second quarter of 1995. The Company cannot predict the source, terms, amount, form, and/or availability of additional capital to fund its operations for the remainder of 1995 and beyond.

    Pending completion of the $4,500,000 to $9,000,000 private placement of securities, the Company is attempting to raise through the issuance of either debt or equity securities, a smaller amount of additional capital ($1,000,000 to $2,000,000) that management believes would allow the Company to continue operating. If the Company is able to raise only an additional $1,000,000 to $2,000,000 before the end of June 1995, it intends to curtail its operations through the reduction of personnel and facilities costs and by slowing its research and development efforts. If the Company does not raise any additional capital before the end of June 1995, it may be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

 RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE
                          MONTHS ENDED MARCH 31, 1994


REVENUES

    The Company's product sales for the quarters ended March 31, 1995 and 1994 were as follows:

                                                        1995           1994
         Bovine superoxide dismutase (bSOD)
           for research and human use                $1,121,000      $827,000

         Diagnostic and research assays                 559,000            --

         Palosein(R) (bSOD for veterinary use)          190,000        71,000

         Other                                          205,000        36,000
                                                     ----------      --------

                                                     $2,075,000      $934,000
                                                     ==========      ========

    Sales of bulk bSOD for research and human use increased by $294,000 in the first quarter of 1995 as compared to the first quarter of 1994. Bulk bSOD sales in the first quarter of 1995 include a $948,000 sale of bSOD to Sanofi Winthrop Inc. Further sales to Sanofi Winthrop depend on Sanofi Winthrop's plans for additional clinical trials, regulatory approval and commercialization of its new pharmaceutical for closed head injury and on results of negotiations between the Company and Sanofi Winthrop. Bulk bSOD sales in the first quarter of 1994 included sales to OXIS' German licensee; no sales to the German licensee have occurred in 1995, nor are any anticipated during the remainder of 1995. Sales of bulk bSOD to OXIS' Spanish licensee were $133,000 in the first quarter of 1994 and $169,000 in the first quarter of 1995. Due to regulatory actions in four European countries in 1994, the Company's licensee for Spain has had informal discussions with the Spanish regulatory authorities regarding the Company's bSOD product. Although no action has been taken by those authorities with regard to the Company's product, future sales in Spain may be adversely affected by either regulatory action in Spain, or safety concerns stemming from actions in other countries. In addition, the Company's German licensee has advised the Company that its Spanish subsidiary will be voluntarily withdrawing its bSOD product from the Spanish market. Whether the impact of this withdrawal on sales to the Company's Spanish licensee will be positive or negative cannot be determined.

    Sales of diagnostic and research assays for the first quarter of 1995 totaled $559,000. The diagnostic assay products were acquired through the merger with IBC. The research assays were obtained in the acquisition of Bioxytech. Other product sales also increased as a result of inclusion in 1995 of sales of products of the acquired companies.

    Sales of Palosein(R), which was reintroduced to the U.S. market in 1993 increased from $71,000 in the first quarter of 1994 to $190,000 in the first quarter of 1995 as a result of an active marketing campaign, which the Company intends to continue. In addition, in the first quarter of 1995, the Company obtained approval for the veterinary use of Palosein(R) in Canada, and began selling Palosein(R) through a Canadian distributor.

    Royalty income of $51,000 recognized in the first quarter of 1995 was similar to the amount for the first quarter of 1994. The Company anticipates that its royalty revenues from licensees of bSOD products for 1995 will be substantially less than the 1994 amount due to product withdrawals in Europe.


COSTS AND EXPENSES

    Cost of sales as a percentage of product sales decreased from 67% in the first quarter of 1994 to 57% in the first quarter of 1995. This decrease in cost was primarily the net result of three factors. First, the cost of sales in the first quarter of 1994 was higher than historical levels due to a significant sale of bulk bSOD at less than the Company's historic profit margin. Second, Palosein(R) sales, which more than doubled in 1995, have a lower cost than bulk bSOD sales. In addition, the decreases in cost of sales as a percentage of product sales were partially offset by the cost of the products of the businesses acquired in the third quarter of 1994. The cost of these products as a percentage of sales is greater than the cost of Palosein(R) and bulk bSOD sales due to the amortization of acquired technology which is included in the cost of sales of the acquired products.

    Research and development expenses increased from $216,000 in the first quarter of 1994 to $1,029,000 in the first quarter of 1995. The 1995 increase resulted primarily from the cost of the research and development activities associated with acquired potential pharmaceuticals. If the Company is able to obtain sufficient capital funding, it expects its investment in research and development activities to continue at a level substantially higher than historical amounts.

    Selling, general and administrative expenses increased from $342,000 in the first quarter of 1994 to $619,000 in the first quarter of 1995. This increase is primarily due to the inclusion of selling, general and administrative costs of the companies acquired in 1994.

    The lease of the Company's Mountain View, California, facility expires at the end of June 1995, and management does not intend to renew this lease.

INTEREST INCOME AND EXPENSE

    Interest income decreased in the first quarter of 1995 as compared with the first quarter of 1994 due to a decline in certificates of deposit. These funds were primarily used to support research and development programs, particularly at the Company's French subsidiary.

    Interest expense in 1995 relates primarily to the capitalized lease obligations of the Company's French subsidiary and short-term notes payable.


NET LOSS

    The Company continued to experience losses in the first quarter of 1995. The first quarter 1995 loss of $757,000 ($.08 per share) was $570,000 greater than the $187,000 ($.04 per share) loss for the first quarter of 1994. The increase in the net loss is primarily due to the increased research and development expenditures by the Company, particularly by the businesses acquired in the third quarter of 1994.

    The Company expects to incur a substantial net loss for 1995. If additional capital is raised through a private placement of securities (See Financial Condition, Liquidity and Capital Resources), the Company plans to continue to invest in research and development activities and incur marketing, sales and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital, it will have to cease, or severely curtail, its operations. In the event that operations are severely curtailed, so that cash expenditures for operations are equal to receipts from product sales and royalties, the Company expects to continue to report net losses due to the amortization and potential write down of various assets.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits - See Exhibit Index on page 13.
    (b) Reports on Form 8-K.

No current reports (Form 8-K) have been filed with the Securities and Exchange Commission during the quarter for which this report is filed.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


May 9, 1995                         By   s/Ray R. Rogers
                                       -----------------
                                       Ray R. Rogers
                                       Chairman of the Board



May 9, 1995                         By   s/Jon S. Pitcher
                                       ------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer

                                 EXHIBIT INDEX

     Exhibit                                                               Page
     Number         Description of Document                               Number

      10(a)         Security Agreement dated February 7, 1995               14
                    between Alta-Berkeley L.P. II and Innolion S.A., and OXIS International, Inc., and five related promissory notes.

      27(a)         Financial data schedule                                 29