Form 10-Q
period 1995-06-30
OXIS INTERNATIONAL INC
filed 1995-08-14
CIK 109657

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ----   Exchange Act of   1934 for the quarterly period ended June 30, 1995.


  ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________.


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

                      YES     X      NO
                           -------      -------


      At July 31, 1995, the issuer had outstanding the indicated number of shares of common stock:  12,124,423

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three months ended               Six months ended
                                                    June 30                         June 30
                                           --------------------------   --------------------------------
                                               1995          1994           1995             1994
Revenues:
  Product sales                            $ 1,065,000    $  275,000    $ 3,140,000          $1,209,000
  Royalties                                     21,000        35,000         72,000              85,000
                                           -----------    ----------    -----------          ----------
     Total revenues                          1,086,000       310,000      3,212,000           1,294,000

Cost and expenses:
  Cost of sales                                681,000       159,000      1,858,000             783,000
  Research and development                     990,000       204,000      2,019,000             420,000
  Selling, general and administrative          846,000       179,000      1,491,000             521,000
                                           -----------    ----------    -----------          ----------
     Total costs and expenses                2,517,000       542,000      5,368,000           1,724,000
                                           -----------    ----------    -----------          ----------
Operating loss                              (1,431,000)     (232,000)    (2,156,000)           (430,000)
Interest income                                 14,000        29,000         20,000              40,000
Interest expense                               (45,000)           --        (83,000)                 --
                                           -----------    ----------    -----------          ----------
Net loss                                   $(1,462,000)   $ (203,000)   $(2,219,000)         $ (390,000)
                                           ===========    ==========    ===========          ==========

Net loss per share                               $(.15)        $(.04)         $(.23)              $(.08)
                                           ===========    ==========    ===========          ==========

Weighted average number of
  shares used in computation                10,015,050     4,982,670      9,698,138           4,982,670
                                           ===========    ==========    ===========          ==========


                          CONSOLIDATED BALANCE SHEETS

                                         June 30,     December 31,
                                           1995            1994
                                        (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents              $ 1,069,000    $   936,000
 Certificates of deposit                     99,000        496,000
 Accounts receivable                        888,000        740,000
 Inventories                                820,000        673,000
 Prepaid and other                          259,000        228,000
                                        -----------    -----------
  Total current assets                    3,135,000      3,073,000

Property and equipment, net               1,181,000      1,298,000

Assets under capital leases, net          1,346,000      1,340,000

Technology for developed products
 and custom assays, net                   4,857,000      5,215,000

Other assets                                 93,000        268,000
                                        -----------    -----------

  Total assets                          $10,612,000    $11,194,000
                                        ===========    ===========

                          CONSOLIDATED BALANCE SHEETS

                                                            June 30,       December 31,
                                                              1995           1994
                                                           (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                   $         --    $    340,000
  Other notes payable                                        1,366,000              --
  Accounts payable                                           1,062,000       1,562,000
  Customer deposits                                            250,000       1,116,000
  Accrued liabilities                                          780,000         628,000
  Current portion of long-term
   debt and capital lease obligations                          399,000         473,000
                                                          ------------    ------------
    Total current liabilities                                3,857,000       4,119,000

Long-term debt and
 capital lease obligations                                     500,000         356,000

Other liabilities                                               20,000          20,000

Shareholders' equity:
  Preferred stock - $.01 par value; 5,000,000 shares
   authorized; none outstanding                                     --              --
  Common stock - $.50 par value; 25,000,000 shares
   authorized; 10,683,687 shares outstanding                 5,342,000       4,661,000
  Additional paid in capital                                21,181,000      20,230,000
  Accumulated deficit                                      (20,358,000)    (18,139,000)
  Accumulated translation adjustments                           70,000         (53,000)
                                                          ------------    ------------
    Total shareholders' equity                               6,235,000       6,699,000
                                                          ------------    ------------
Total liabilities and shareholders' equity                $ 10,612,000    $ 11,194,000
                                                          ============    ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Six Months Ended
                                                                        June 30,
                                                                ---------------------------
                                                                    1995          1994

Cash flows from operating activities:
 Net loss                                                       $(2,219,000)    $ (390,000)
 Adjustments to reconcile net loss to cash provided
  by (used for) operating activities:
   Depreciation and amortization                                    690,000         29,000
   Changes in assets and liabilities:
    Accounts receivable                                            (148,000)       370,000
    Inventories                                                     103,000         34,000
    Other current assets                                            124,000       (171,000)
    Accounts payable                                               (500,000)       (77,000)
    Customer deposits                                              (866,000)       500,000
    Accrued liabilities                                             152,000         35,000
                                                                -----------     ----------
     Net cash provided by (used for) operating activities        (2,664,000)       330,000

Cash flows from investing activities:
 Redemption of certificates of deposit                              397,000        198,000
 Purchases of equipment                                              (4,000)        (7,000)
 Deferred acquisition costs paid                                         --       (185,000)
 Other, net                                                        (118,000)            --
                                                                -----------     ----------
     Net cash provided by investing activities                      275,000          6,000

Cash flows from financing activities:
 Proceeds from issuance of short-term notes                       1,366,000             --
 Proceeds from issuance of common stock                           2,038,000             --
 Stock issuance costs                                              (362,000)            --
 Repayment of short-term bank borrowings                           (340,000)            --
 Repayment of long-term debt and capital lease obligations         (180,000)            --
                                                                -----------     ----------
     Net cash provided by financing activities                    2,522,000             --
                                                                -----------     ----------

Net increase in cash and cash equivalents                           133,000        336,000

Cash and cash equivalents - beginning of period                     936,000        758,000
                                                                -----------     ----------
Cash and cash equivalents - end of period                       $ 1,069,000     $1,094,000
                                                                ===========     ==========

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

  An annual report (Form 10-K) has been filed with the Securities and Exchange Commission ("Commission") for the year ended December 31, 1994. That report contains, among other information, a description of OXIS International, Inc.'s ("OXIS" or the "Company") business, audited financial statements, notes to the financial statements, the report of the independent auditors and management's discussion and analysis of results of operations and financial condition. Readers of this report are presumed to be familiar with that annual report.

  The functional currency of OXIS International S.A. ("OXIS S.A."), formerly Bioxytech S.A., the Company's foreign subsidiary, is the French franc. OXIS S.A.'s assets and liabilities are translated using the exchange rate at the end of the period. Its statement of operations is translated at the average exchange rate during the period that OXIS S.A.'s revenues and expenses are included in the consolidated statement of operations. Gains or losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity.


2.  BASIS OF PRESENTATION

  These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three years, and for the six months ended June 30, 1995. As of June 30, 1995, the Company's current liabilities exceeded its current assets by $722,000. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

  Since December 31, 1994, the Company has improved its financial position through issuance of both debt and equity securities. In May 1995 the Company issued 1,227,625 shares in a private placement of its common stock for gross proceeds for $2,038,000. In connection with this sale of stock, the Company also issued a warrant to purchase 122,763 shares of its common stock at a price of $2.82 per share. In February and May a total of $1,366,000 was advanced to the Company pursuant to notes described in Note 4. In addition, in June, the Company purchased inventory in the amount of $250,000. Payment for the inventory is due in two years.

  As further described in Note 5, subsequent to June 30, 1995, the Company has raised an additional $1,500,000 through a further private placement of equity securities.

  The Company is currently seeking additional capital through another private
  placement of equity securities.   If the Company is unable to raise additional
  capital during the remainder of 1995, it intends to curtail its operations through the reduction of personnel and facility costs and by slowing its research and development efforts. If the Company were unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.


3.  INVENTORIES

  Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at June 30, 1995 and December 31, 1994, consisted of the following:

                               June 30,     December 31,
                                 1995          1994

          Raw materials        $178,000       $179,000
          Work in process       477,000        357,000
          Finished goods        165,000        137,000
                               --------       --------
          Total                $820,000       $673,000
                               ========       ========


4.  NOTES PAYABLE

  In February 1995 certain of the Company's shareholders, who were former OXIS S.A. shareholders, advanced $766,000 to the Company pursuant to promissory notes. The notes are due in February 1996 and bear interest at 8% per year. The notes are secured by certain of the Company's products and related assets and are subordinated to the major customer advance as discussed below.

  As additional consideration for the loans, the Company has issued 93,300 shares of its common stock to the lenders, the value of which has been recorded as a cost of debt issuance and is being amortized over one year, the life of the notes. Further, the Company has agreed to issue warrants entitling the lenders to purchase equity securities. The terms and number of warrants to be issued will be determined based on the terms of the private placement of equity securities referred to in Note 2 that the Company is pursuing.

  In May 1995 a major customer advanced the Company $600,000 under a promissory note that is secured by the Company's assets and is due in May 1996. The note bears no interest for the first six months and, thereafter, bears interest at prime plus 2%.


5.  SUBSEQUENT EVENTS

  On July 19, 1995, the Company consummated the acquisition of Therox Pharmaceuticals, Inc. ("Therox") pursuant to a transaction wherein Therox was merged with and into a wholly-owned subsidiary of OXIS. Therox was a Philadelphia-based start-up free radical therapeutics company with total assets of $507,000 as of December 31, 1994. The Company issued 1,440,736 shares of its common stock to Therox stockholders in exchange for all of the Therox capital stock. The per share closing price of OXIS common stock on July 19, 1995 was $3-3/8. In addition, the acquisition agreement provides for payment of up to $2,000,000 by OXIS to the Therox stockholders based on the successful commercialization of the Therox technologies.

  Management estimates that in excess of 90% of the purchase price represents technology relating to research and development projects that are in process and, accordingly, such amount will be charged to operations immediately when the acquisition is recorded.

  Simultaneously with the Therox acquisition, a Series B Preferred Stock Purchase Agreement was entered into between OXIS and two venture capital firms (S.R. One, Limited and Brantley Venture Partners II, L.P.) which were major stockholders of Therox. Pursuant to this agreement, OXIS sold 642,583 shares of its Series B Preferred Stock for an aggregate price of $1,500,000. The Series B Preferred Stock is initially convertible into common stock on a one-to-one basis and has voting rights equivalent to those of the common stock. The holders of the Series B Preferred Stock also have the right to elect one director. The Series B Preferred Stock has certain preferential rights with respect to liquidation and dividends.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  ACQUISITIONS

     In September 1994, the Company significantly increased its scientific and technical staff, patent application portfolio, current product offerings, research and development programs, research and manufacturing facilities and its customer base by acquiring OXIS S.A. and International BioClinical, Inc. ("IBC") (the "1994 acquired businesses"). Both acquisitions were completed through the exchange of stock, and were accounted for as purchases;

     accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. IBC was merged into the Company. OXIS S.A. operates as a subsidiary of the Company.

     Because the acquisitions have been accounted for as purchases, the Company's consolidated results of operations include the operating results of the acquired businesses from the date of acquisition only. Therefore, the results of operations of the acquired businesses are included in the consolidated statement of operations for the first six months of 1995, but not for the first six months of 1994.

     In July 1995, in a transaction which will also be accounted for as a purchase, the Company acquired Therox Pharmaceuticals, Inc. Therox had expenses of $537,000 in 1994; its revenue in 1994 was $16,000 of interest income.

     The increased research and development investments have placed significant demand on the Company's limited financial resources. See "Financial Condition, Liquidity and Capital Resources" below.


  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1995, the Company's working capital deficit was reduced from $1,046,000 at December 31, 1994, to $722,000 at June 30, 1995. This reduction resulted primarily from the issuance of common stock (gross proceeds of $2,038,000) and long-term debt ($250,000), offset by the effect of the net loss for the period ($2,219,000 less depreciation and amortization of $690,000) and repayment of long-term debt and capital lease obligations ($180,000).

     Cash and certificates of deposit declined from $1,432,000 at December 31, 1994, to $1,168,000 at June 30, 1995.

     The Company expects to continue to report losses in the near term as the level of expenses is expected to continue to exceed revenues. The Company must raise additional capital resources during the remainder of 1995. Failure to raise such additional capital would cause the Company to severely curtail or cease operations. For more information concerning the Company's ability to continue as a going concern, see Note 2 to the consolidated financial statements.

     While the Company believes that its new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies with greater resources to develop and market these products. There is no assurance that the Company's effort to develop such business alliances will be successful. Further, there can be no assurances that the sales of recent years to Sanofi Winthrop (35% of 1994 revenues) will continue. Sanofi Winthrop is currently conducting a second Phase III trial on its drug, DISMUTEC(TM) (a coupled form of OXIS' bovine superoxide dismutase) to treat head trauma; the Company cannot predict whether this trial will conclude successfully. If this trial is not concluded successfully, the Company expects that future sales of bSOD to Sanofi Winthrop would decrease substantially or cease altogether. European sales and royalties would decline further if bovine superoxide dismutase is withdrawn in Spain (see "Results of Operations" below). Although the Company is currently seeking additional funds through a private placement, it cannot predict the source, terms, amount, form, and/or availability of additional capital to fund its operations beyond the third quarter of 1995.

An investment banking firm has been engaged by the Company to assist on a best-efforts basis to raise up to $5,000,000. However, no assurances can be given that the Company will successfully raise the needed capital. If the Company is unable to raise additional capital during the remainder of 1995, it intends to curtail its operations through the reduction of personnel and facility costs and by slowing its research and development efforts. In such event, if the Company is unable to sufficiently curtail its costs, it may be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE
                           MONTHS ENDED JUNE 30, 1994


REVENUES

     The Company's product sales for the quarters ended June 30, 1995 and 1994 were as follows:

                                                                  1995        1994
                    Bovine superoxide dismutase (bSOD)
                      for research and human use               $  379,000   $181,000

                    Diagnostic and research assays                541,000         --

                    Palosein(R) (bSOD for veterinary use)          65,000     70,000

                    Other                                          80,000     24,000
                                                               ----------   --------
                                                               $1,065,000   $275,000
                                                               ==========   ========

     Sales of bulk bSOD for research and human use increased by $198,000 in the second quarter of 1995 as compared to the second quarter of 1994, almost entirely due to increases in sales to the Company's Spanish licensee. Sales of bulk bSOD to OXIS' Spanish licensee were $168,000 in the second quarter of 1994 and $361,000 in the second quarter of 1995. Due to regulatory actions in four European countries in 1994, the Company's Spanish licensee has had informal discussions with the Spanish regulatory authorities regarding the Company's bSOD product. Future sales in Spain could be adversely affected by either regulatory action in Spain, or safety concerns stemming from actions in other countries. In this regard, the Company's German licensee has advised the Company that its Spanish subsidiary will be voluntarily withdrawing its bSOD product from the Spanish market. The impact of this withdrawal on sales to the Company's Spanish licensee cannot be determined at this time.

     Sales of diagnostic and research assays acquired through the September 7, 1994 business acquisitions totaled $541,000, and sales of other acquired products further increased sales in the second quarter of 1995 as compared to 1994.


  COSTS AND EXPENSES

     Cost of sales as a percentage of product sales increased from 58% in the second quarter of 1994 to 64% in the second quarter of 1995. This increase in cost was primarily the result of the amortization of acquired technology which is included in the cost of sales of the products of the 1994 acquired businesses.

     Research and development expenses increased from $204,000 in the second quarter of 1994 to $990,000 in the second quarter of 1995. The 1995 increase resulted primarily from the cost of the research and development activities associated with acquired potential pharmaceutical technologies. If the Company continues to obtain sufficient additional capital funding, it expects its investment in research and development activities to continue at a level substantially higher than historical amounts.

     Selling, general and administrative expenses increased from $179,000 in the second quarter of 1994 to $846,000 in the second quarter of 1995. This increase is primarily due to the inclusion of the selling, general and administrative costs of the 1994 acquired businesses.

     The lease of the Company's Mountain View, California, facility has been extended to the end of October 1995; management does not intend to extend this lease further.


  INTEREST INCOME AND EXPENSE

     Interest income decreased in the second quarter of 1995 as compared with the second quarter of 1994 due to a decline in certificates of deposit.
     The funds from redeemed certificates of deposit have been primarily used to support research and development programs.

     Interest expense in 1995 relates primarily to the capitalized lease obligations of the Company's French subsidiary and short-term notes payable.


  NET LOSS

     The Company continued to experience losses in the second quarter of 1995. The second quarter 1995 loss of $1,462,000 ($.15 per share) was $1,259,000 greater than the $203,000 ($.04 per share) loss for the second quarter of 1994. The increase in the net loss is primarily due to increased research and development expenditures and selling, general and administrative expenses, particularly by the businesses acquired in the third quarter of 1994.

     The Company expects to incur a substantial net loss for 1995. If additional capital is raised through a private placement of securities (see "Financial Condition, Liquidity and Capital Resources"), the Company plans to continue to invest in research and development activities and incur marketing, sales and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital in a timely fashion, it will have to cease, or severely curtail, its operations. In the event that operations are severely curtailed, so that cash expenditures for operations are equal to or less than receipts from product sales and royalties, the Company expects to continue to report net losses due to the amortization and potential write down of various assets.


            RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995
                 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994


  REVENUES

     Product sales for the first six months of 1995 were $3,140,000, compared to $1,209,000 for the corresponding period in 1994, an increase of $1,931,000. The increase in product sales is primarily due to (1) the inclusion in 1995 of $1,100,000 of sales of diagnostic and research assays of the 1994 acquired businesses, (2) an increase of $537,000 in sales to Sanofi Winthrop in 1995 and (3) an increase of $113,000 in Palosein sales in 1995.


  COSTS AND EXPENSES

     Cost of sales as a percent of product sales decreased from 65% in the first half of 1994 to 59% in the first half of 1995. Cost of sales in the first half of 1994 was higher than historical levels due to a significant sale of bulk bSOD at less than the Company's historic profit margin. Palosein sales, which increased by 80% in 1995, have a lower cost of sales than bulk bSOD sales, contributing to the reduction in cost of sales in 1995. These factors were partially offset by higher costs of products of the 1994 acquired businesses, which costs include the amortization of acquired technology.

  The increase of $1,599,000 in research and development costs for the first six months of 1995 compared to 1994 is primarily due to the cost of the research and development activities associated with acquired pharmaceutical technologies.

  Selling, general and administrative expenses increased from $521,000 for the first six months of 1994 to $1,491,000 for the first six months of 1995, an increase of $970,000. The three largest components of this increase are: (1) selling, general and administrative expenses relating to the French subsidiary of $370,000, (2) an increase of $200,000 in selling expenses relating to the United States operations, primarily costs to market and sell the diagnostic assays and Palosein, and (3) a foreign exchange loss of $41,000 in the first six months of 1995 compared to a gain of $104,000 in 1994.

INTEREST INCOME AND EXPENSE

  Interest income decreased in the first six months of 1995 as compared with the same period in 1994 due to a decline in certificates of deposit. The funds from redeemed certificates of deposit have been primarily used to support research and development programs.

  Interest expense in 1995 relates primarily to the capitalized lease obligations of the Company's French subsidiary and short-term notes payable.


NET LOSS

  The Company's loss for the first six months of 1995 was $2,219,000 ($.23 per share) compared to a loss of $390,000 ($.08 per share) for the first six months of 1994. The increase in the net loss is primarily due to increased research and development expenditures and selling, general and administrative expenses.

                          PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits - See Exhibit Index on page 15.


  (b)  Reports on Form 8-K.

  The Company has filed with the Commission a Report on Form 8-K dated May 17, 1995 (the "Form 8-K"). The Form 8-K reports the sale of 1,227,625 shares of the Company's common stock.


                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


  August 9, 1995                    By   s/Anna D. Barker
                                       ------------------
                                      Anna D. Barker
                                      President and Chief Executive Officer



  August 9, 1995                    By   s/Jon S. Pitcher
                                       ------------------
                                      Jon S. Pitcher
                                      Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit                                                        Page
  Number            Description of Document                     Number


  10(a)    Term Loan Agreement dated as of May 2, 1995,
           between OXIS International, Inc., Bioxytech,
           S.A. and Sanofi S.A. and related Promissory
           Note in the principal amount of $600,000              (1)

  27(A)    Financial data schedule                                16

  __________
  (1) Incorporated by reference to the Company's Form S-3 Registration Statement filed with the Commission on July 17, 1995.