Form 10-K/A
period 1994-12-31
OXIS INTERNATIONAL INC
filed 1995-08-30
CIK 109657

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

   X    Annual report pursuant to Section 13 or 15(d) of the Securities
  ---   Exchange Act of 1934 for the fiscal year ended December 31, 1994.


  ---   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from         to        .
                                                            -------    -------

                         Commission File Number O-8092

                            OXIS International, Inc.
                             A Delaware Corporation
                 I.R.S. Employer Identification No. 94-1620407
                        6040 N. Cutter Circle, Suite 317
                              Portland, OR  97217
                           Telephone:  (503) 283-3911

                      Formerly:  DDI Pharmaceuticals, Inc.
                                518 Logue Avenue
                            Mountain View, CA  94043

Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.50 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   YES       X                     NO
                           -----                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 24, 1995 was $18,953,578.

Number of shares outstanding of Registrant's common stock as of March 24, 1995:
9,282,672 shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


ACQUISITIONS

  Effective September 7, 1994, the Company significantly increased its scientific and technical staff, patent application portfolio, current product offerings, research and development programs, research and manufacturing facilities and its customer base by acquiring Bioxytech and IBC. Both acquisitions were completed through the exchange of stock, and were accounted for as purchases; accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of the acquisition. IBC was merged into the Company. Bioxytech operates as a subsidiary of the Company.

  In accordance with generally accepted accounting principles, the Company recorded a one-time non-cash charge to operations of $3,675,000 in the third quarter of 1994 to write off the costs related to research and development projects that were in process by the acquired companies and that had no alternative future use other than completion of these projects.

  Because the acquisitions have been accounted for as purchases, the Company's consolidated results of operations for 1994 include the operating results of the acquired businesses from the date of the acquisition only.

  The acquisitions have placed further demand on the Company's limited financial resources. See "Financial Condition, Liquidity and Capital Resources" below.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  With the combination of the three companies as of September 7, 1994, OXIS' financial condition and liquidity have changed significantly from the Company's pre-acquisition position. Cash and certificates of deposit at December 31, 1994 totaled $1,432,000 down from $2,138,000 at December 31, 1993. The Company had a working capital deficit of $1,046,000 at December 31, 1994. This significant decline in working capital from the end of 1993 is due to the loss for the year (exclusive of the one-time, noncash charge), to expenses paid or accrued in connection with the acquisitions and to liabilities assumed, primarily of Bioxytech, in the acquisitions.

  The Company expects to continue to report losses in the near term as the current level of expenses is expected to continue to exceed revenues. The Company must raise capital resources promptly during the second quarter of 1995, and failure to raise such additional capital would cause the Company to cease, or severely curtail, its operations. For more information concerning the Company's ability to continue as a going concern, see Note 1 to the consolidated financial statements.

  The Company has engaged an investment banking firm on a best-efforts basis to assist it in completing a private placement of equity securities. The Company is seeking to raise in the range of $4,500,000 to $9,000,000. The Company cannot predict the success or failure of this effort and no assurances can be given that the Company will successfully raise the needed capital. Certain former shareholders of Bioxytech have committed to participate in the anticipated private placement. During February, 1995, these former Bioxytech shareholders advanced the Company approximately

  $765,000 under promissory notes due February 5, 1996. Interest on the notes, which is also due February 5, 1996, accrues at 8% per year. As further consideration for these loans, the Company has agreed to issue 93,300 shares of its common stock to the lenders. These advances, and the forbearance of certain major trade creditors and lessors have made it possible for the Company to continue to operate through the first quarter of 1995. Assuming that the Company successfully completes its private placement of equity securities, it is anticipated that further financing would be needed within eighteen months to allow the Company to continue its planned development and marketing of additional products.

  While the Company believes that its new products show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company being able to form alliances, joint ventures or other partnership arrangements with major biotechnology or pharmaceutical companies to complete work on those products and bring them to market. There is no assurance that the Company's effort to develop such relationships will be successful. Further, there can be no assurances that the sales of recent years to Sanofi Winthrop (35% of 1994 revenues) will continue. In addition, European sales and royalties continue to decline due to the recent product withdrawals in Germany and Italy. Potential product withdrawals in Spain may cause a further decrease in revenues; and interest income will decline as the Company uses its cash balances to fund operations. Therefore, no assurances can be given that the Company will have adequate liquidity and capital resources to continue operating at present levels, or at all, much beyond the first quarter of 1995. The Company cannot predict the source, terms, amount, form, and/or availability of additional capital to fund its operations for the remainder of 1995 and beyond.

  If the Company is unable to complete the private placement discussed above, it will attempt to raise a smaller amount of capital ($1,500,000 to $2,000,000) through the issuance of either debt or equity securities that management believes would allow the Company to continue operating. However, if the Company does not raise at least $4,500,000 the Company intends to severely curtail its operations, particularly its research and development efforts. If the Company fails to raise any capital before the end of the second quarter of 1995, it may be forced into reorganization, bankruptcy or insolvency proceedings.


RESULTS OF OPERATIONS

REVENUES

  The Company's sales for the past three years consisted of the following:

                                                1994         1993         1992
  Bovine superoxide dismutase (bSOD)
     for research and human use              $2,130,000   $2,098,000   $1,689,000
  Palosein(R) (bSOD for veterinary use)         346,000      123,000           --
  Diagnostic and research assays                645,000           --           --
  Other                                         204,000       94,000      201,000
                                             ----------   ----------   ----------
     Total sales                             $3,325,000   $2,315,000   $1,890,000
                                             ==========   ==========   ==========

  Sales of bulk bSOD for research and human use increased by $409,000 in 1993, as compared to 1992. This increase resulted from significant sales in 1993 to Sanofi Winthrop for use in its research and clinical trials, offset by a reduction in sales to the Company's European licensees. Reductions of bulk bSOD sales to Sanofi Winthrop (total sales in 1994 of $1,204,000) and to the German licensee in 1994 were offset by an increase in sales to the Company's Spanish licensee, resulting in a slight increase in bulk bSOD sales in 1994. As discussed in Note 12 to the consolidated financial statements, the Company does not expect further SOD sales to the German licensee. In Spain, where the Company's sales were $620,000 in 1994, the Company's licensee has had informal discussion with regulatory authorities regarding the Company's product, but no action has been taken by those authorities with regard to the Company's product. Sales to Sanofi Winthrop beyond the sale of product scheduled to be delivered in the first quarter of 1995 depend upon Sanofi Winthrop's plans for additional clinical trials and commercialization of its new pharmaceutical for closed head injury. Thus, the Company's sales of bulk bSOD for 1995 and beyond are uncertain and difficult to predict and no assurances can be given with respect thereto.

  Sales of Palosein(R), which was reintroduced to the U.S. market in 1993 and is sold primarily to veterinary wholesalers in the United States, increased to $346,000 in 1994 as a result of an active direct mail marketing campaign, which the Company intends to continue. Subsequent to the end of 1994, the Company has obtained approval for the veterinary use of Palosein(R) in Canada, and has entered into an agreement with a Canadian company to distribute Palosein(R) in Canada.

  Diagnostic and research assays are products acquired with the acquisitions of IBC and Bioxytech. Sales of these products represent sales from September 8 through the end of the year.

  Royalty income in 1994 declined to $145,000, from $729,000 in 1993 and $882,000 in 1992. As discussed above and in Note 12 to the consolidated financial statements, the Company anticipates that royalties from licensees of its bSOD products will be minimal in the future because of the recent regulatory developments in Europe.


COSTS AND EXPENSES

  Gross margin increased from 32% in 1992 to 43% in 1993. This increase resulted from increased sales to customers that do not pay royalties. The Company's gross margin decreased to 38% in 1994 due to the inclusion, in 1994, of sales and cost of products of the recently acquired businesses. The gross margin produced from these new revenues was reduced by the inclusion in costs of the amortization of acquired technology.

  After declining from $1,375,000 in 1992 to $813,000 in 1993, research and development expenses increased to $1,670,000 in 1994. The decrease in 1993 resulted primarily from the discontinuation of U.S. human clinical studies of SOD as a treatment for arthritis. The 1994 increase resulted almost entirely from the cost of the research and development activities of the newly acquired businesses. If the Company is able to obtain sufficient additional capital funding, it expects its investment in research and development activities to continue at a level substantially higher than historical amounts.

  Sales, general and administrative expenses increased between 1992 and 1993 by $292,000. The increase was primarily the result of the initiation of a sales and marketing program during the last three fiscal quarters of 1993 and increases in shareholder relations costs and other costs following the change in management on May 10, 1993.

  Sales, general and administrative expenses increased further from $1,008,000 in 1993 to $1,652,000 in 1994. This increase is due to the inclusion of general and administrative costs of the acquired businesses after the acquisitions in 1994, other current expenses related to the acquisitions, increases in insurance coverage, and increased marketing costs relating to Palosein(R) and new products from the 1994 acquisitions.

  Expenses for 1994 included a $3,675,000 charge to operations reflecting the write-off of purchased in-process technology, as described in Note 3 to the financial statements.

  Control contest related costs of $1,531,000 were incurred by the Company in 1993.

  The lease of the Company's Mountain View, California, facility expires at the end of June 1995, and management does not intend to renew this lease. Management expects the costs relating to the closure of this facility and moving of the California operations to Oregon will be substantially offset by savings from the combining of operations within the first one to two years after the move.


INTEREST INCOME

  Interest income decreased in both 1993 and 1994, and is expected to continue to decrease due to a decline in certificates of deposit caused by increased research and development expenditures, particularly by the businesses acquired during the second half of 1994.


NET LOSS

  The Company continued to experience losses in 1994. The 1994 loss of $5,567,000, or $.88 per share, includes the $3,675,000 ($.58 per share) charge to operations for the write-off of purchased in-process technology related to the acquisitions of Bioxytech and IBC. Likewise, in 1993, the Company recorded non-recurring costs and expenses of $1,531,000 ($.31 per share) relating to the contest for control of the Company. Excluding these non-recurring charges, the Company would have incurred a net loss of $1,892,000, or $.30 per share, for 1994 as compared to net income of $46,000, or $.01 per share, for 1993, and a net loss of $339,000, or $.07 per share, for 1992.

  The Company expects to incur a substantial net loss for 1995. If additional capital is raised through a private placement of securities (See Financial Condition, Liquidity and Capital Resources), the Company plans to continue to invest in research and development activities and incur marketing, sales and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTORS

  The Company pays an annual fee of $4,000 to each non-employee director and an additional $1,000 to non-employee directors for serving as committee chairmen, but does not pay meeting fees. Directors are also reimbursed for their expenses incurred in attending meetings. Employee directors receive no compensation as directors. Compensation is also paid for special assignments. The Company has paid, or accrued to be paid, $70,870 for legal and consulting services by Mr. Taussig during 1994. The Company paid $5,400 to Mr. Brown for consulting services during 1994.


EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

  The following table shows the compensation paid during the last three years to Company officers who received more than $100,000, or served as Chief Executive Officer during 1994:


                                                                                      LONG-TERM
                                                   ANNUAL COMPENSATION               COMPENSATION
                                                   -------------------                  AWARDS
NAME AND POSITION                                   YEAR      SALARY       BONUS       OPTIONS


  Ray R. Rogers,
     Chairman, President and CEO                     1994     $153,125
     (from May 10, 1993 to September 7, 1994)        1993     $ 83,570   $15,000/1/
     Chairman of the Board
     (from September 7, 1994)

  Anna D. Barker,
     President and Chief Executive Officer           1994     $ 58,163                   15,000/2/
     (from September 7, 1994)

  Mark G.P. Saifer,
     Vice President                                  1994     $105,000
                                                     1993     $ 95,000   $15,000/1/
                                                     1992     $ 95,000

- ---------------

  /1/  Accrued in 1993 and paid in 1994.

  /2/ Options to purchase 15,000 shares of the Company's common stock at an exercise price of $3.50 per share awarded to Dr. Barker as a non-employee director before she became an employee of the Company.

EMPLOYMENT AGREEMENT

  Dr. Saifer has entered into an agreement which is intended to provide an orderly transition after notice of termination is given by either the Company or him. His agreement provides that his employment will continue for up to 12 months subsequent to such notice at his then current rate of compensation and level of benefits in effect at the time of such notice. In addition, under a letter agreement with the Company, Dr. Saifer also is eligible to receive a bonus of 10% to 30% of his 1994 base salary, based upon his performance during the year. The actual amount of such bonus has not yet been determined and, therefore, is excluded from the compensation table above.


STOCK PURCHASE WARRANTS

  In prior years, the Company issued warrants to purchase shares of common stock to certain officers and key employees (some of whom no longer hold any position with the Company) and to former directors.

  Upon exercise of a warrant, the purchase price for the number of shares being purchased is payable in cash. Warrants contain provisions for adjustments in the event of stock splits, stock dividends, reorganizations and similar events. Subject to satisfaction of certain conditions, the Company has agreed to register, pursuant to the Securities Act of 1933, as amended (the "Securities Act") the warrants and/or the shares purchased upon exercise of the warrants.

  Warrants are taxed as stock options which do not meet the requirements of the Internal Revenue Code of 1986 for incentive stock options. As a consequence, warrants do not receive the favorable tax treatment accorded to incentive stock options. Generally, upon exercise or transfer of a warrant, the holder of the warrant realizes ordinary taxable income, and the Company realizes a tax deduction, equal to the difference between the exercise price and the fair market value of the shares at the time, without regard to legal restrictions on transfer of the shares in the event the shares received are not registered pursuant to the Securities Act. To avoid the necessity for the warrant holder to borrow cash to purchase the shares subject to a warrant, exercisable warrants are subject to registration by the Company pursuant to the Securities Act and the warrants and underlying shares are transferable.

  All warrants issued to officers, directors and present key employees are exercisable at $2.875 per share and expire through December 31, 1999.

  At December 31, 1994, Dr. Mark G.P. Saifer held warrants to purchase 195,000 shares of the Company's common stock. The closing price of the Company's common stock on December 30, 1994, was $1.75. Therefore, these warrants were not "In-the-Money" at December 31, 1994.


STOCK OPTIONS

  In September 1994, the Company's shareholders approved the 1994 Stock Incentive Plan under which 400,000 shares of the Company's common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. As of December 31, 1994, the Company had granted options to purchase 90,000 shares of the Company's common stock under this plan. Options to purchase 15,000 shares of the Company's common stock at an exercise price of $3.50 per share were granted to directors Barker, Brown, Mayer, Sitaraman and Taussig. Options to purchase 15,000 shares of the Company's common stock at an exercise price of $3.13 were granted to Dr. Needham.

  In addition, options to purchase 214,700 shares of the Company's common stock, exercisable at $3.55 per share, were granted in connection with the 1994 acquisitions of Bioxytech and IBC. Mr. Rogers and Dr. Barker each received 20,000 of such stock options.

                       OPTION GRANTS IN LAST FISCAL YEAR

  Options granted to executive officers of the Company who are included in the Summary Compensation Table above during 1994 were as shown below:

                               Individual Grants
- ----------------------------------------------------------------------------------
                         Number of       % of total
                       common shares   options granted   Exercise
                        underlying      to employees     price per    Expiration
        Name               grant           in 1994         share         date
- --------------------   -------------   ---------------   ---------   -------------

  Ray R. Rogers            20,000             /1/           $3.55     July 15, 1998

  Anna D. Barker           15,000             /2/           $3.50     June 15, 2004
                           20,000             /1/           $3.55     July 15, 1998

- ---------------

  /1/ These options are part of the options granted in connection with the 1994 acquisitions of Bioxytech and IBC pursuant to the terms of the acquisition agreements and were not awarded in connection with services provided to the Company. These options have been approved by the Company's Board of Directors, but the options have not yet been issued.

  /2/ Options granted to Dr. Barker as a non-employee director under the 1994 Stock Incentive Plan before she became an employee of the Company.

                         FISCAL YEAR END OPTION VALUES

  During 1994, no options or warrants were exercised. All options and warrants issued to executive officers who are included in the Summary Compensation Table above were exercisable, and are shown below.

                          Number of
                        common shares     Value of
                         underlying     unexercised
                         unexercised    in-the-money
                         options or      options or
                         warrants at    warrants at
                        December 31,    December 31,
        Name                1994            1994
- ---------------------   -------------   ------------


  Ray R. Rogers                20,000         $0
  Anna D. Barker               35,000         $0
  Mark G.P. Saifer            195,000         $0

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 28, 1995

                               OXIS INTERNATIONAL, INC.
                               Registrant

                            By:    s/Anna D. Barker
                                   ----------------
                                   Anna D. Barker
                                   President and Chief Executive Officer
                                     (Principal Executive Officer)

                                   s/Jon S. Pitcher
                                   ----------------
                                   Jon S. Pitcher
                                   Chief Financial Officer
                                   (Principal Financial and
                                     Accounting Officer)