Form 10-Q
period 1995-09-30
OXIS INTERNATIONAL INC
filed 1995-11-14
CIK 109657

                                                                    Page 1 of 19
                                                     Exhibit Index is on page 19


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934 for the quarterly period ended September 30, 1995.

       Transition report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934 for the transition period from _______ to ________.


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

                      YES   X     NO
                           ---      ---

At October 31, 1995, the issuer had outstanding the indicated number of shares of common stock: 12,124,423

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three months ended            Nine months ended
                                                  September 30                  September 30
                                           ---------------------------   ----------------------------
                                               1995           1994           1995          1994
Revenues:
  Product sales                            $ 1,024,000    $   424,000    $ 4,164,000      $ 1,633,000
  Royalties and license fees                    74,000         23,000        146,000          108,000
                                           -----------    -----------    -----------      -----------
     Total revenues                          1,098,000        447,000      4,310,000        1,741,000

Cost and expenses:
  Cost of sales                                735,000        303,000      2,593,000        1,086,000
  Research and development                   1,025,000        393,000      3,044,000          813,000
  Selling, general and administrative          827,000        490,000      2,318,000        1,011,000
  Purchased in-process
     technology (Note 5)                     3,329,000      3,675,000      3,329,000        3,675,000
                                           -----------    -----------    -----------      -----------
     Total costs and expenses                5,916,000      4,861,000     11,284,000        6,585,000
                                           -----------    -----------    -----------      -----------
Operating loss                              (4,818,000)    (4,414,000)    (6,974,000)      (4,844,000)
Interest income                                 16,000         26,000         36,000           66,000
Interest expense                               (29,000)       (11,000)      (112,000)         (11,000)
                                           -----------    -----------    -----------      -----------
Net loss                                   $(4,831,000)   $(4,399,000)   $(7,050,000)     $(4,789,000)
                                           -----------    -----------    -----------      -----------

Net loss per share                               $(.41)         $(.72)         $(.68)           $(.90)
                                           -----------    -----------    -----------      -----------

Weighted average number of
  shares used in computation                11,858,200      6,067,693     10,426,071        5,348,319
                                          ============    ===========    ===========      ===========

                          CONSOLIDATED BALANCE SHEETS


                                        September 30,   December 31,
                                           1995             1994
                                         (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents              $ 1,008,000    $   936,000
 Certificates of deposit                         --        496,000
 Accounts receivable                      1,133,000        740,000
 Inventories                                844,000        673,000
 Prepaid and other                          146,000        228,000
                                        -----------    -----------
  Total current assets                    3,131,000      3,073,000

Property and equipment, net               1,136,000      1,298,000

Assets under capital leases, net          1,259,000      1,340,000

Technology for developed products
 and custom assays, net                   4,678,000      5,215,000

Other assets                                117,000        268,000
                                        -----------    -----------
  Total assets                          $10,321,000    $11,194,000
                                        ===========    ===========

                          CONSOLIDATED BALANCE SHEETS


                                                          September 30,         December 31,
                                                              1995                 1994
                                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                   $         --         $    340,000
  Other notes payable                                        1,366,000                   --
  Accounts payable                                           1,157,000            1,562,000
  Customer deposits                                            250,000            1,116,000
  Accrued liabilities                                          693,000              628,000
  Current portion of long-term
   debt and capital lease obligations                          321,000              473,000
                                                          ------------         ------------
    Total current liabilities                                3,787,000            4,119,000

Long-term debt and
 capital lease obligations                                     420,000              356,000

Other liabilities                                               20,000               20,000

Shareholders' equity:
  Preferred stock - $.01 par value; 5,000,000 shares
   authorized; 642,583 outstanding (liquidation
   preference - $1,500,000)                                      6,000                   --
  Common stock - $.50 par value; 25,000,000 shares
   authorized; 12,124,423 outstanding                        6,062,000            4,661,000
  Additional paid in capital                                25,158,000           20,230,000
  Accumulated deficit                                      (25,189,000)         (18,139,000)
  Accumulated translation adjustments                           57,000              (53,000)
                                                          ------------         ------------
    Total shareholders' equity                               6,094,000            6,699,000
                                                          ------------         ------------
Total liabilities and shareholders' equity                $ 10,321,000         $ 11,194,000
                                                          ============         ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                ---------------------------
                                                                1995          1994
Cash flows from operating activities:
 Net loss                                                       $(7,050,000)   $(4,789,000)
 Adjustments to reconcile net loss to cash provided
  by (used for) operating activities:
   Depreciation and amortization                                  1,024,000        130,000
   Purchased in-process technology                                3,329,000      3,675,000
   Changes in assets and liabilities:
    Accounts receivable                                            (393,000)       385,000
    Inventories                                                      79,000         96,000
    Other current assets                                            246,000       (213,000)
    Accounts payable                                               (476,000)       326,000
    Customer deposits                                              (866,000)     1,078,000
    Accrued liabilities                                              48,000         41,000
                                                                -----------    -----------
     Net cash provided by (used for) operating activities        (4,059,000)       729,000

Cash flows from investing activities:
 Redemption of certificates of deposit                              496,000        289,000
 Purchases of equipment                                             (45,000)        (8,000)
 Acquisition and stock issuance costs (Note 5)                     (506,000)    (1,211,000)
 Cash of businesses acquired (Note 5)                                73,000        273,000
 Other, net                                                        (113,000)        14,000
                                                                -----------    -----------
     Net cash provided by (used for) investing activities           (95,000)      (643,000)

Cash flows from financing activities:
 Proceeds from issuance of short-term notes                       1,366,000         60,000
 Proceeds from issuance of stock                                  3,538,000             --
 Repayment of short-term bank borrowings                           (340,000)            --
 Repayment of long-term debt and capital lease obligations         (338,000)      (123,000)
                                                                -----------    -----------
     Net cash provided by (used for) financing activities         4,226,000        (63,000)
                                                                -----------    -----------

Net increase in cash and cash equivalents                            72,000         23,000

Cash and cash equivalents - beginning of period                     936,000        758,000
                                                                -----------    -----------
Cash and cash equivalents - end of period                       $ 1,008,000    $   781,000
                                                                ===========    ===========

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

   An annual report (Form 10-K) has been filed by OXIS International, Inc ("OXIS" or the "Company") with the Securities and Exchange Commission ("Commission") for the year ended December 31, 1994. That report contains, among other information, a description of OXIS' business, audited financial statements, notes to the financial statements, the report of the independent auditors and management's discussion and analysis of financial condition and results of operations. Readers of this report are presumed to be familiar with that annual report.

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


2. BASIS OF PRESENTATION

   These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three years, and for the nine months ended September 30, 1995. As of September 30, 1995, the Company's current liabilities exceeded its current assets by $656,000. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

   Since December 31, 1994, the Company has improved its financial position through issuance of both debt and equity securities. In May 1995 the Company issued 1,227,625 shares of its common stock to private investors for gross proceeds of $2,038,000. In connection with this sale of stock, the Company also issued a warrant to purchase 122,763 shares of its common stock at a price of $2.82 per share. In February and May a total of $1,366,000 was advanced to the Company pursuant to notes described in Note 4. In addition, in June, the Company purchased inventory in the amount of $250,000 in exchange for a note payable in two years.

   As further described in Note 5, the Company raised an additional $1,500,000 through a further private placement of equity securities in July.

   The Company is currently seeking additional capital through a private placement of securities. If the Company is unable to raise additional capital during the remainder of 1995, it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.


3. INVENTORIES

   Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at September 30, 1995 and December 31, 1994, consisted of the following:

                                 September 30,   December 31,
                                      1995           1994

          Raw materials             $205,000       $179,000
          Work in process            405,000        357,000
          Finished goods             234,000        137,000
                                    --------       --------
          Total                     $844,000       $673,000
                                    ========       ========

4. NOTES PAYABLE

   In February 1995 certain of the Company's shareholders, who were former OXIS S.A. shareholders, advanced $766,000 to the Company pursuant to promissory notes. The notes are due in February 1996 and bear interest at 8% per year. The notes are secured by certain of the Company's products and related assets and are subordinated to the major customer advance discussed below.

   As additional consideration for the loans, the Company has issued 93,300 shares of its common stock to the lenders, the value of which has been recorded as a cost of debt issuance and is being amortized over one year, the life of the notes. Further, the Company has agreed to issue warrants entitling the lenders to purchase equity securities. The terms and number of warrants to be issued will be determined based on the terms of another placement of equity securities by the Company.

   In May 1995 a major customer advanced the Company $600,000 under a promissory note that is secured by the Company's assets and is due in May 1996. The note bears no interest for the first six months and, thereafter, bears interest at prime plus 2%.


5. ACQUISITIONS

   On July 19, 1995, the Company consummated the acquisition of Therox Pharmaceuticals, Inc. ("Therox") pursuant to a transaction wherein Therox was merged with and into a wholly-owned subsidiary of OXIS. Therox was a Philadelphia-based start-up company focused on the development of therapeutics to treat diseases associated with damage from free radicals. The Company issued 1,440,736 shares of its common stock to Therox stockholders in exchange for all of the Therox capital stock. In addition, the acquisition agreement provides for payment of up to $2,000,000 in cash or OXIS common stock by OXIS to the Therox stockholders based on the successful commercialization of the Therox technologies.

   The acquisition of Therox has been recorded as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. The aggregate purchase price of $3,353,000 (1,440,736 shares issued times the average per share closing price of OXIS common stock for the five days ended July 20, 1995, discounted 30% for certain trading restrictions) has been allocated to the assets and liabilities acquired.

   The cost of the acquisition of Therox has been allocated to the assets acquired and liabilities assumed as follows:

          Cash                                    $   73,000
          Equipment                                   16,000
          Technology for in-process products       3,329,000
          Other assets                                23,000
          Less liabilities assumed                   (88,000)
                                                  ----------
                    Acquisition cost              $3,353,000
                                                  ----------

   The Company's consolidated results of operations include the operating results of the acquired company since the acquisition.

   Approximately $3,329,000 of the purchase price represented technology related to research and development projects that are in process and that has no alternative future use other than the completion of these projects. Accordingly, these costs have been charged to operations immediately upon completion of the acquisition.

  The following table presents the unaudited pro forma combined results of operations for the nine-month periods ended September 30, 1995 and 1994 as if the acquisition had occurred at the beginning of the periods presented:

                                                  Nine months ended September 30
                                                 --------------------------------
                                                      1995              1994
                                                 ---------------   --------------

          Total revenues                            $ 4,310,000      $ 1,741,000

          Net loss                                  $(4,148,000)     $(5,180,000)

          Net loss per share (based
          on 12,124,423 shares outstanding)         $      (.34)     $      (.43)

  The above table includes, on an unaudited pro forma basis, the Company's financial information for the nine months ended September 30, 1995 and 1994, combined with the financial information of Therox for the same nine-month periods. The above table excludes the one-time $3,329,000 charge for purchased in-process technology arising from the 1995 acquisition, but includes non-recurring costs of $3,675,000 for purchased in-process technology from the Company's September 1994 business acquisitions.

  The unaudited pro forma combined results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

  Simultaneously with the Therox acquisition, a Series B Preferred Stock Purchase Agreement was entered into between OXIS and two venture capital firms (S.R. One, Limited and Brantley Venture Partners II, L.P.) which were major stockholders of Therox. Pursuant to this agreement, OXIS sold 642,583 shares of its Series B Preferred Stock for an aggregate price of $1,500,000. The Series B Preferred Stock is initially convertible into common stock on a one-for-one basis. It has the same voting rights as the common stock and, in addition, the holders of the Series B Preferred Stock also have the right to elect one director. The Series B Preferred Stock has certain preferential rights with respect to liquidation and dividends.

  Costs of approximately $150,000 directly attributable to the issuance of the Series B Preferred Stock and the common stock issued in the Therox acquisition have been recorded as a reduction in the proceeds from the issuance of the shares.

6. STOCK OPTIONS

   The Company has a stock incentive plan under which 1,200,000 shares of the Company's common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. As of September 30, 1995, the Company had granted options to purchase 407,900 shares of the Company's common stock under this plan. As of September 30, 1995, options to purchase 150,127 shares of the Company's common stock at exercise prices of $2.25 - $3.50 per share were exercisable.

   In addition, options to purchase 214,700 shares of the Company's common stock at an exercise price of $3.55 per share were awarded in connection with acquisitions in September 1994. All of these options remained outstanding and were exercisable as of September 30, 1995.

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

  In July 1995, in a transaction which was also accounted for as a purchase, the Company acquired Therox Pharmaceuticals, Inc. ("Therox"). The acquisition of Therox provided the Company with a technology portfolio complementary to its novel therapeutics for treatment of free radical associated diseases together with university partnerships and seven patents.

  Because the acquisitions have been accounted for as purchases, the Company's consolidated results of operations include the operating results of the acquired businesses from the dates of acquisition only. Therefore, the results of operations of the 1994 acquired businesses are included in the consolidated statements of operations from September 7, 1994, and the results of Therox's operations are included in the consolidated statements of operations from July 19, 1995.

  The increased research and development investments have placed significant demand on the Company's limited financial resources. See "Financial Condition, Liquidity and Capital Resources" below.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  During the first nine months of 1995, the Company's working capital deficit was reduced from $1,046,000 at December 31, 1994, to $656,000 at September 30, 1995. This reduction resulted primarily from the sale of stock for cash (gross proceeds of $3,538,000) and issuance of long-term debt ($250,000), offset by the effect of the net loss for the period ($7,050,000 less non-cash charges of $4,353,000) and repayment of long-term debt and capital lease obligations ($338,000).

  Cash and certificates of deposit declined from $1,432,000 at December 31, 1994, to $1,008,000 at September 30, 1995.

  The Company expects to continue to report losses in the near term as the level of expenses is expected to continue to exceed revenues. The Company must raise additional capital during the remainder of 1995. Failure to raise such additional capital would cause the Company to severely curtail or cease operations. For more information concerning the Company's ability to continue as a going concern, see Note 2 to the consolidated financial statements.

  While the Company believes that its new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies that have the required resources to develop and market certain of these products. There is no assurance that the Company's effort to develop such business alliances will be successful. Further, bovine superoxide dismutase sales of recent years to Sanofi Winthrop Inc. (35% of 1994 revenues) are not expected to continue. Sanofi Winthrop announced in October 1995 that a second Phase III trial on its drug, DISMUTEC(TM) (a coupled form of OXIS' bovine superoxide dismutase) to treat head trauma failed to show statistically significant improvement between the treatment and control groups. European sales and royalties would decline further if bovine superoxide dismutase is withdrawn in Spain (see "Results of Operations" below). Although the Company is currently seeking additional funds through a private placement, it cannot predict the source, terms, amount, form, and/or availability of additional capital to fund its operations to the end of the current year.

  An investment banking firm has been engaged by the Company to assist on a best-efforts basis to raise up to $3,000,000. However, no assurances can be given that the Company will successfully raise the needed capital. If the Company is unable to raise additional capital during the remainder of 1995, it would endeavor to extend its ability to continue in business through the reduction of personnel and facility costs, by slowing its research and development efforts, and by reducing other operating costs.

  RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH
                     THREE MONTHS ENDED SEPTEMBER 30, 1994


REVENUES

  The Company's product sales for the quarters ended September 30, 1995 and 1994 were as follows:

                                                   1995        1994
     Bovine superoxide dismutase (bSOD)
      for research and human use                $  270,000   $129,000

     Diagnostic and research assays                551,000    114,000

     Palosein(R) (bSOD for veterinary use)         135,000    139,000

     Other                                          68,000     42,000
                                                ----------   --------
                                                $1,024,000   $424,000
                                                ----------   --------

  Sales of bulk bSOD for research and human use increased by $141,000 in the third quarter of 1995 as compared to the third quarter of 1994, almost entirely due to increases in sales to the Company's Spanish licensee. Substantially all of the Company's $129,000 bulk bSOD sales in the third quarter of 1994 were to the Spanish distributor. Bulk bSOD sales to this distributor increased to $241,000 in the third quarter of 1995. Due to regulatory actions in four European countries in 1994, the Company's Spanish licensee has had informal discussions with the Spanish regulatory authorities regarding the Company's bSOD product. Future sales in Spain could be adversely affected by either regulatory action in Spain, or safety concerns stemming from actions in other countries.

  Sales of diagnostic and research assays from the 1994 acquired businesses totaled $551,000 in the third quarter of 1995, compared to $114,000 for the period from September 7, 1994 through September 30, 1994. Sales of other products acquired in the 1994 acquisitions further increased sales in the third quarter of 1995 as compared to the third quarter of 1994.


COSTS AND EXPENSES

  Cost of sales as a percentage of product sales increased from 71% in the third quarter of 1994 to 72% in the third quarter of 1995. Three months' amortization of acquired technology is included in the cost of sales for the third quarter of 1995, while the 1994 cost includes one months' amortization.

  Research and development expenses increased from $393,000 in the third quarter of 1994 to $1,025,000 in the third quarter of 1995. The 1995 increase resulted primarily from the cost of the research and development activities associated with acquired potential pharmaceutical technologies. The lease of the Company's Mountain View, California facility terminated in October 1995; and substantially all of the laboratory and office equipment from that facility has been moved to the Company's Portland, Oregon facility. Certain of the research and development and quality control programs previously located in California will be continued. If the Company continues to obtain sufficient additional capital funding, it expects its investment in research and development activities to continue at a level substantially higher than historical amounts.

  Selling, general and administrative expenses increased from $490,000 in the third quarter of 1994 to $827,000 in the third quarter of 1995. This increase is primarily due to the inclusion of the selling, general and administrative costs of the 1994 acquired businesses for the entire quarter in 1995.


INTEREST INCOME AND EXPENSE

  Interest income decreased in the third quarter of 1995 as compared with the third quarter of 1994 due to a decline in certificates of deposit. The funds from redeemed certificates of deposit have been primarily used to support research and development programs.

  Interest expense in 1995 and 1994 relates primarily to the capitalized lease obligations of the Company's French subsidiary and short-term notes payable.


NET LOSS

  The Company continued to experience losses in the third quarter of 1995. The third quarter 1995 loss of $4,831,000 ($.41 per share) was $432,000 greater than the $4,399,000 ($.72 per share) loss for the third quarter of 1994.

  The third quarter losses for both 1995 and 1994 include charges to operations for the effect of purchased in-process technology relating to business acquisitions. The 1995 loss includes a charge of $3,329,000 relating to the acquisition of Therox. Likewise, the 1994 loss includes a charge of $3,675,000 relating to the acquisitions of OXIS S.A. and IBC. Excluding the charges for purchased in-process technology, the net loss for the third quarter of 1995 would have been $1,502,000 and the net loss for the third quarter of 1994 would have been $724,000. Increased research and development expenditures and selling, general and administrative expenses from the businesses acquired late in the third quarter of 1994 and increased research and development expenditures relating to the acquisition of Therox early in the third quarter of 1995 were the principal cause of the increased loss.

  The Company expects to incur a substantial net loss for 1995. If additional capital is raised through a private placement of securities (see "Financial Condition, Liquidity and Capital Resources"), the Company plans to continue to invest in research and development activities and incur selling, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital in a timely fashion, it will have to cease, or severely curtail, its operations. In the event that operations are severely curtailed, so that cash expenditures for operations are equal to or less than receipts from product sales and royalties, the Company still expects to continue to report net losses due to the amortization and potential write down of various assets.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE
                        MONTHS ENDED SEPTEMBER 30, 1994


REVENUES

  Product sales for the first nine months of 1995 were $4,164,000, compared to $1,633,000 for the corresponding period in 1994, an increase of $2,531,000. The increase in product sales is primarily due to (1) the inclusion in 1995 of $1,650,000 of sales of diagnostic and research assays of the 1994 acquired businesses compared to $114,000 included in 1994 for the period from September 7, 1994 through September 30, 1995, (2) an increase of $537,000 in sales to Sanofi Winthrop in 1995 and (3) an increase of $110,000 in Palosein sales in 1995.


COSTS AND EXPENSES

  Cost of sales as a percent of product sales decreased from 67% in the first nine months of 1994 to 62% in the first nine months of 1995. Cost of sales in the first nine months of 1994 was higher than historical levels due to a significant sale of bulk bSOD at less than the Company's historic profit margin. Palosein sales, which increased by 39% in 1995, have a lower cost of sales than bulk bSOD sales, contributing to the reduction in cost of sales in 1995. These factors were partially offset by higher costs of products of the 1994 acquired businesses, which costs include the amortization of acquired technology.

  The increase of $2,231,000 in research and development costs for the first nine months of 1995 compared to 1994 is primarily due to the cost of the research and development activities associated with acquired pharmaceutical technologies.

  Selling, general and administrative expenses increased from $1,011,000 for the first nine months of 1994 to $2,318,000 for the first nine months of 1995, an increase of $1,307,000. The largest components of this increase are: (1) selling, general and administrative expenses relating to the French subsidiary of $528,000, (2) an increase of $227,000 in selling expenses relating to the United States operations, primarily costs to market and sell the diagnostic assays and Palosein, (3) an increase of $169,000 in financial and administrative personnel costs due to the increased requirements for administrative and accounting functions following the 1994 acquisitions, and
  (4) a foreign exchange loss of $42,000 in the first nine months of 1995 compared to a gain of $47,000 in 1994.

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


NET LOSS

  The Company's loss for the first nine months of 1995 was $7,050,000 ($.68 per share) compared to a loss of $4,789,000 ($.90 per share) for the first nine months of 1994. The losses for the first nine months of both 1995 and 1994 include charges to operations for the effect of purchased in-process technology relating to business acquisitions. The 1995 loss includes a charge of $3,329,000 relating to the acquisition of Therox. Likewise, the 1994 loss includes a charge of $3,675,000 relating to the acquisitions of Oxis S.A.
  and IBC. Excluding the charges for purchased in-process technology, the net loss for the first nine months of 1995 would have been $3,721,000 and the net loss for the first nine months of 1994 would have been $1,114,000. Increased research and development expenditures and selling, general and administrative expenses from the businesses acquired late in the third quarter of 1994 and increased research and development expenditures relating to the acquisition of Therox early in the third quarter of 1995 were the principal causes of the increased loss.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1995 Annual Meeting of Stockholders held on August 15, 1995 ("1995 Stockholders Meeting"), the Company's stockholders elected the following persons to the Company's Board of Directors:

          Name                    Shares FOR   Shares WITHHELD
          ----                    ----------   ---------------

     Ray R. Rogers                 7,372,181           365,442
     Anna D. Barker, Ph.D.         7,372,781           364,842
     Timothy Biro                  7,379,309           358,314
     Lawrance A. Brown, Jr.        7,375,409           362,214
     Gerald D. Mayer, Ph.D.        7,379,809           357,814
     David A. Needham, Ph.D.       7,379,409           358,214
     A.R. Sitaraman                7,375,130           362,493
     Peter E. Taussig              7,379,230           358,393

At the 1995 Stockholders Meeting, the stockholders also approved an amendment of the Company's 1994 Stock Incentive Plan (as described in greater detail in the Proxy Statement dated July 19, 1995) to increase the number of shares of Common Stock available for issuance thereunder by 800,000 shares, to an aggregate of 1,200,000 shares (5,754,195 shares voting for, 628,089 shares voting against, 96,241 shares abstaining and 1,259,098 broker non-votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits - See Exhibit Index on page 19.


(b)  Reports on Form 8-K.

The Company has filed with the Commission a current Report on Form 8-K dated July 19, 1995 (the "Form 8-K"), and a Current Report on form 8-K/A dated September 28, 1995 (the "Form 8-K/A"). The Form 8-K reports the acquisition of Therox Pharmaceuticals, Inc. The Form 8-K/A provides additional financial information relating to the acquisition.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


November 10, 1995                   By /s/ Anna D. Barker
                                       -------------------------------------
                                       Anna D. Barker
                                       President and Chief Executive Officer



November 10, 1995                   By /s/ Jon S. Pitcher
                                       -------------------------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                              Page
Number              Description of Document                         Number

2(A)      Agreement and Plan of Reorganization and Merger
          between OXIS International, Inc., OXIS Acquisition
          Corporation and Therox Pharmaceuticals,
          Inc., dated July 18, 1995.                                   (1)

4(A)      Certificate of Designations, Preferences, and
          Rights of Series B Preferred Stock.                          20

10(A)     OXIS International, Inc. Series B Preferred
          Stock Purchase Agreement dated July 18, 1995.                28

27(A)     Financial data schedule                                      90

__________
(1) Incorporated by reference to the Company's Form 8-K/A Current Report dated July 19, 1995.