Form 10-K
period 1995-12-31
OXIS INTERNATIONAL INC
filed 1996-03-29
CIK 109657

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 X    Annual report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the fiscal year ended December 31, 1995.

      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the transition period from ______ to _______.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES  X        NO
                                   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 18, 1996 (assuming conversion of all outstanding preferred stock into common stock ) was $17,282,555.

Number of shares outstanding of Registrant's common stock as of March 18, 1996:
12,124,423 shares.

Certain of the information required by Part III of this Form 10-K is incorporated by reference from a portion of the Company's Proxy Statement for 1996 Annual Meeting of Stockholders.

                                   CONTENTS

PART I                                                                PAGE

  Item 1.     Business...........................................       1

  Item 2.     Properties.........................................      12

  Item 3.     Legal Proceedings..................................      12

  Item 4.     Submission of Matters to a Vote of Security Holders      12

PART II

  Item 5.     Market for Registrant's Common Stock and Related
              Shareholder Matters................................     13

  Item 6.     Selected Financial Data............................     13

  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations................     14

  Item 8.     Financial Statements and Supplementary Data........     19

  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.............     40

PART III

  Item 10.    Directors and Executive Officers of the Registrant.     41

  Item 11.    Executive Compensation.............................     41

  Item 12.    Security Ownership of Certain Beneficial Owners
              and Management.....................................     41

  Item 13.    Certain Relationships and Related Transactions.....     41

PART IV

  Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K................................     42

SIGNATURES.......................................................     43

EXHIBIT INDEX....................................................     44

                                     PART I

ITEM 1.   BUSINESS.


INTRODUCTION

  OXIS International, Inc. ("OXIS" or the "Company"), a Delaware Corporation, is a leader in the discovery, development and commercialization of therapeutic and diagnostic products to diagnose, treat and prevent diseases of oxidative stress. Oxidative stress occurs when the concentration of free radicals and reactive oxygen species (ROS) - highly reactive molecules produced during oxidative processes - exceed the body's antioxidant defense mechanisms.

  Recent advances in molecular biology and an increased understanding of the mechanism(s) of action of free radicals, ROS, and antioxidants has led to increased acceptance of oxidative stress as a basic disease mechanism. The Company's extensive portfolio of novel antioxidant compounds and assays for markers of oxidative stress provides multiple opportunities to address several major disease markets. In July 1995, the Company expanded its portfolio of synthetic antioxidants through the acquisition of Therox Pharmaceuticals, Inc., ("Therox"). OXIS has invested significant resources to build an early and comprehensive patent position on both its antioxidant therapeutic technologies and selected oxidative stress assays.

  OXIS also has technologies and products which currently produce revenue for the Company. The Company's 32 research and commercial diagnostic assays are sold through a combination of international distribution and a small in-house sales staff. OXIS also derives revenues from licensing agreements, and from sales of both its bulk antioxidants and its veterinary drug, Palosein/(R)/.

  The Company's corporate offices are located in a 15,000 sq. ft. facility at 6040 N. Cutter Circle, Suite 317, Portland, OR 97217. Research operations of OXIS are located at 395 Phoenixville Pike, Malvern, PA 19355; and Z.A. des Petits Carreaux, 2, av. des Coquelicots, 94385 Bonneuil-Sur-Marne, Cedex, France (outside of Paris).


ACQUISITIONS/MERGERS

     In September 1994, the Company acquired Bioxytech S.A. (now "OXIS S.A."), based in France, and merged with International BioClinical, Inc. ("IBC"), an Oregon corporation, and changed its name from DDI Pharmaceuticals, Inc. to OXIS International, Inc. At the time of the acquisition, OXIS S.A.'s research and development efforts were focused on the synthesis of novel biomimetic antioxidant compounds designed to target specific tissues. It also had developed and was selling six research assays for measuring various aspects of oxidative stress. IBC was selling thirteen therapeutic drug monitoring ("TDM") assays at the time of its acquisition by the Company. It was developing one additional TDM assay and a beta-lactamase rapid detection test, both of which projects were completed during 1995.

     In July 1995, OXIS acquired Therox Pharmaceuticals, Inc. ("Therox"), a Delaware corporation, through an exchange of stock. Therox was merged into a subsidiary of the Company. Therox was founded in 1994 by S.R. One, Limited (the venture investment arm of SmithKline Beecham) and Brantley Venture Partners II, L.P. Therox was focused on the development of membrane active antioxidants and molecules that combine antioxidant activity with other key therapeutic effects. The acquisition provided the Company with complimentary therapeutic technologies, seven patents and several relationships with university scientists.

     Prior to the acquisitions of Bioxytech S.A. and International BioClinical, Inc. in 1994, substantially all of the Company's research and development efforts involved SOD and poly(ethylene glycol) (PEG). The 1994 and 1995 acquisitions substantially expanded the Company's research and development capabilities in the area of synthetic chemistry, as well as in the development of diagnostic assays in general.


  RESEARCH AND DEVELOPMENT

     OXIS' research and development programs are focused primarily on the discovery and development of new therapeutic molecules to combat diseases related to damage from oxidative stress. The Company has designed and synthesized several series of novel compounds, including: low-molecular-weight biomimetic antioxidants and pro-oxidants that are based on unique selenium and sulfur chemistries, respectively; enzyme inhibitors; and combination enzyme inhibitors/antioxidants. Lead molecules from the Company's focus therapeutics programs, the glutathione peroxidase (GPx) mimics and lipid soluble antioxidant (LSA) programs are moving forward on regulatory pathways toward initiating first-time-in-man clinical testing during the next twelve months.

     OXIS has also developed six research assay kits for markers of oxidative stress that are designed to ultimately facilitate diagnosis and optimize therapy of free radical-associated diseases. These assays also provide developmental synergy for the pharmaceutical R&D programs. Additional assays for key markers of oxidative stress will be developed as part of the Company's ongoing R&D efforts in oxidative stress diagnostics.

     OXIS also has extensive experience in developing, manufacturing and marketing bovine superoxide dismutase (bSOD). Additionally, the Company has developed a patented, high-molecular weight PEG technology that extends the half-life of SOD and other therapeutic proteins.

     Research and development expenses were $4,299,000, $1,670,000, and $813,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


  THERAPEUTICS PROGRAMS - SYNTHETIC ANTIOXIDANTS

     OXIS' long term goal is to develop new drugs based on unique, proprietary know-how in free radical biochemistry. The Company's strengths in the discovery and development of synthetic antioxidants and free-radical scavenging enzymes is reflected in its substantial portfolio of potential therapeutic molecules for treating diseases and conditions of oxidative stress.

     The Company's technical strategy to target specific phases of the free radical and ROS cycle will provide opportunities to treat several major acute and chronic diseases. OXIS is developing new synthetic antioxidants which are intended to protect selected cells and organs from free radical and peroxide-induced damage. OXIS' synthetic antioxidants exhibit overlap in synthetic chemistry, disease targets, and preclinical development design that has allowed the Company to build core and platform technologies. The Company's antioxidant molecules are designed to be cytoprotective agents, specifically for endothelial cells, cardiac myocytes and lymphocytes.

     The Company's synthetic antioxidant therapeutics portfolio is summarized as follows:

        GLUTATHIONE PEROXIDASE MIMICS based on unique selenium chemistry -- patent applications are pending.

        LIPID SOLUBLE ANTIOXIDANTS possessing rapid and high membrane partitioning for cytoprotection from oxidative stress-induced diseases including ophthalmic, cardiovascular and cosmetic applications -- two patents issued and one patent application is pending.

        LOW-MOLECULAR-WEIGHT BIFUNCTIONAL ANTIOXIDANTS that include inducers of glutathione biosynthesis and free radical scavenging activity targeted as a therapeutic for AIDS -- patent application is in preparation.

        SULFUR-CONTAINING MOLECULES that exhibit both lipid and protein antioxidant properties targeted for cardiac protection -- one patent is issued and another patent application is pending.

        PRO-OXIDANT FREE RADICAL GENERATORS linked to appropriate delivery molecules for breast and prostate cancer.

        DUAL FUNCTIONING INHIBITORS OF CYCLOOXYGENASE (COX) AND REACTIVE OXYGEN SPECIES which have been shown to participate in various inflammatory disorders -- one patent is issued.

        INJECTABLE FORM OF A XANTHINE OXIDASE INHIBITOR with or without antioxidant activity for the treatment of remote tissue injury, multiple organ failure and adult respiratory distress syndrome (ARDS).

        MEMBRANE ANCHORS consisting of rigid, structural anchors with dual affinities for both the hydrophobic and hydrophilic regions of membranes.

  FOCUS - SYNTHETIC THERAPEUTICS PROGRAMS

     OXIS does not have sufficient resources to simultaneously develop all of the major series of novel antioxidant molecules in its pipeline.
     Therefore, the Company has focused its investments on two lead therapeutics programs, the GPx mimics and the lipid soluble antioxidants. The remaining series of synthetic antioxidants may be developed through partners, sold or licensed to provide additional revenue to the Company, although no assurance can be given when, or if, this will occur. The following represents a brief summary of the status of the Company's two lead therapeutics research and development programs:

     GLUTATHIONE PEROXIDASE (GPx) MIMICS PROGRAM:

     GOAL: A well-tolerated, low-molecular-weight, orally active mimic of the naturally occurring antioxidant enzyme, glutathione peroxidase.

     POSSIBLE CLINICAL TARGETS: Inflammatory Bowel Disease; Restenosis; Arterial Allograft Rejection; Acute Respiratory Distress Syndrome.

     RATIONALE: The endothelium has historically been viewed as a passive vascular lining. However, it has become clear that the endothelium is very much an active tissue that controls vascular tone, maintains hemostatic integrity and modulates immune and inflammatory responses. As these physiological functions have been further defined, functional abnormalities of the endothelium have been identified in association with diseases such as hypercholesterolemia, atherosclerosis, hypertension and intravascular thrombosis. A syndrome of endothelial dysfunction has been described in the literature in which vasoconstricting, proinflammatory and prothrombotic events occur in response to physical, chemical and biological injury to endothelial cells. Glutathione peroxidase is proposed to protect the endothelium from damage by hydroperoxides generated by the damaged endothelium, and from activated leukocytes within the microvasculature.
     GPx mimics, like the native enzyme, are designed to catalyze the reduction (inactivation) of toxic hydroperoxides (H\2\O\2\ and lipid peroxides) by glutathione.

     CURRENT STATUS: Of its several series of proprietary organoselenium molecules (molecular weight less than 300) that possess glutathione peroxidase activity, the Company has selected a lead compound. The lead compound was selected for further evaluation based on a favorable glutathione peroxidase/oxidase activity ratio, its demonstrated profile of concentration-dependent protection of human umbilical vein endothelial cells (HUVEC) from damage by

     H\2\O\2\, lipid peroxides, activated human neutrophils, TNFalpha and IL-1alpha, and its toxicity profile observed with sub-chronic oral administration in rats. Pharmacology studies are in progress in animal models of restenosis following balloon angioplasty, inflammatory bowel disease, and acute hepatitis. Other pharmacology studies in animal models of arterial allograft, post-radiation fibrosis and acute respiratory distress syndrome may be initiated in 1996. As part of the preclinical testing program for the GPx mimics, genotoxicity, GLP toxicity and metabolism studies are in progress. The GPx program is on track to enter into first-time-in-man clinical testing in mid-1996, with IND and CTX filings scheduled for submission at the end of third quarter 1996 to obtain approval to initiate Phase II human clinical trials in first quarter 1997, provided, however, no assurances can be given that the foregoing timetable will be met.

     PATENTS: A patent application on these compounds was filed in France in April 1994 and became public in October 1995. A PCT filing was made in April 1995.

     LIPID SOLUBLE ANTIOXIDANT (LSA) PROGRAM:

     GOAL: An orally, parenterally and/or topically active ascorbic acid analog with improved cell membrane-protective properties arising from increased free radical scavenging activity and extended plasma membrane residency compared to vitamin C.

     POSSIBLE CLINICAL TARGETS: Reperfusion injury; Solar radiation-induced skin damage; Restenosis.

     RATIONALE:   Extensive experimental and epidemiological data exists
     suggesting that various antioxidants alone or in combination have a significant beneficial effect in a wide variety of disease including atherosclerosis, asthma, inflammatory bowel disease and various central
     nervous system disorders.   Low-molecular-weight antioxidant defense
     systems have evolved in order to control the inadvertent release of reactive oxygen species or mitigate their impact. These systems generally fall into two distinct classes: water-soluble antioxidants whose radical-scavenging activity resides primarily in the hydrophilic intra- and extra-cellular spaces, and lipophilic antioxidants, such as vitamin E, which act within cell membranes. Ascorbic acid (vitamin C) is believed to be the most active of the naturally occurring, water-soluble antioxidants. Although significantly less effective than ascorbic acid, vitamin E is believed to play a critical role as a cytoprotective agent by minimizing lipid peroxidation and inactivation of membrane-bound proteins. The affinity of ascorbic acid for aqueous environments limits its usefulness for prevention of membrane lipid peroxidation. Development of a membrane-targeted antioxidant that combines the potency of ascorbic acid with the membrane protective effects of vitamin E should provide a novel antioxidant with unique clinical activity.

     CURRENT STATUS: Selected lead compounds from this program have demonstrated 20 to 40 times the antioxidant activity of vitamin E in various membrane models including sarcolemma membranes isolated from ventricular myocytes, hepatic microsomal preparations and models of LDL oxidation. The compounds have been tested in isolated perfused hearts and endotoxin-induced shock. In vitro studies have shown the LSA molecules to be effective scavengers of secondary lipid radicals, as well as having the ability to partially ablate nitric oxide release secondary to endotoxin administration. Based on results of compound validation, a lead molecule is moving forward on a regulatory path toward initiation of human testing within the next twelve months provided, however, that no assurances can be given that this schedule will be met. Immediate program activities for the LSA program include initiation of scale-up synthesis of compound, initiation of pharmacology testing in animal models for selected diseases and initiation of preclinical testing (i.e., toxicity, metabolism, genotoxicity).

  SOD THERAPEUTICS PROGRAMS

     OXIS also has a limited portfolio of free radical scavenging enzymes:

        RECOMBINANT HUMAN SUPEROXIDE DISMUTASE (rhSOD) has been coupled to high molecular weight, activated PEG to produce one of the long-acting forms of SOD -- PEG-rhSOD. OXIS has patented its long-lasting PEG-rhSOD in the United States and 24 other countries. A preclinical safety program has been initiated with PEG-rhSOD to measure the upper limit of doses that can be safely administered to laboratory animals, to assess the safety of repeated administration and to identify the manifestations of toxicity that will require assessment in subsequent human clinical studies.

        Rats and dogs have been injected with a series of increasing doses of PEG-rhSOD in order to determine the maximum clinically-tolerated dose. In another study, groups of rats received repeated daily injections of a constant dose for 28 days. The last study in this series is scheduled for initiation during 1996. Based on the results of these studies, OXIS will determine how it will proceed with the PEG-rhSOD technology.

        BOVINE SUPEROXIDE DISMUTASE (bSOD) has been previously studied in numerous clinical trials by OXIS and other companies. OXIS currently supplies bulk bSOD for human use and sells an injectable dosage form of the drug for veterinary applications (i.e., Palosein/(R)/).

        During 1994, OXIS applied for and received Orphan Drug designation from the FDA for bSOD as a possible treatment for familial ALS. This application was based on a limited study of the tolerability and subjective responses of one familial ALS patient. Due to the expense of the treatment, difficulties with conducting clinical trials, regulatory issues, limited market potential and the recent emergence of competing products, OXIS has decided to not pursue the development of bSOD for this indication.


HIGH MOLECULAR WEIGHT POLY(ETHYLENE GLYCOL)

  These derivatives reduce the immunogenicity of and extend the life of therapeutic proteins in the body (OXIS' PEG has been shown to extend the life of its bSOD in vivo by 250 times).

     During 1994, the Company received a U.S. patent for its invention of a form of PEG for making therapeutic proteins immunologically safer and longer acting. In addition, in 1994, the Company filed an application for a U.S. patent that would broaden the scope of its intellectual property protection with respect to both the claimed polymers and the claimed conjugates including those polymers.

OXIDATIVE STRESS ASSAYS

     The Company currently has two new research assays for markers of oxidative stress in development: a second generation assay for glutathione (GSH-2) and a second generation lipid peroxidation (LPO-2) kit.

     The GSH-2 assay being developed by OXIS is intended to be suitable for specific measurements of GSH in the low micromolar range. This assay should be applicable for determining GSH in plasma or circulating lymphocytes.

     The improved LPO-2 assay is intended to be more sensitive than its current LPO assay, and capable of being automated for the clinical laboratory.

     The Company believes that the number and range of its assay kits for markers of oxidative stress is a distinct competitive advantage for OXIS in terms of developing potentially clinically relevant diagnostics for diseases of oxidative stress and monitoring therapy of these diseases. OXIS plans to use its oxidative stress assays to support the development of its new pharmaceutical products by employing them as clinical markers whenever possible.


BETA-LACTAMASE ASSAY

     Under a technology development agreement with the University of Iowa, OXIS also has rights to any intellectual property and inventions created, together with any patents relevant to the development of beta-lactam-based technology for the rapid, sensitive detection of beta-lactamases. Beta-lactamases are a major mechanism of microbial resistance to certain antibiotics.

     The first assay from this agreement was licensed to Becton, Dickinson and Company in 1995 for product development. A second cephalosporin-based chromogenic substance is in the final stages of synthesis and purification.

PRODUCTS

NEW DIAGNOSTIC ASSAYS

  In 1995, OXIS completed development of its fourteenth therapeutic drug monitoring (TDM) assay. The INNOFLUOR Topiramate Assay will be used to monitor levels of the new anti-convulsant drug, topiramate. The assay was introduced in November 1995 and is currently being sold in the UK, the first country to approve the drug for use.

  A patent application was filed for the assay in December 1995; and in February 1996, the Company submitted a 510(k) application requesting clearance for marketing this assay in the United States.

  OXIS received FDA clearance for marketing its product, Beta-Lactamase Rapid Enzyme Detection Discs, in May of 1995. This product detects the production of the beta lactamase enzyme, indicating potential antibiotic resistance. In October 1995, the Company concluded an agreement with Becton, Dickinson and Company granting them exclusive marketing and manufacturing rights to the technology.

  In early 1996, OXIS introduced the PROCLAIM/TM/ line of twelve assays to test for drugs of abuse. The kits will be sold initially in Italy, Germany, Benelux and the UK.

  Revenues from sales of the Company's assays comprised 44% of 1995 revenues, and 19% of 1994 revenues.

OXIDATIVE STRESS ASSAYS

  The Company has six research assays available for sale which measure key markers in free radical biochemistry. Specifically, these assays measure levels of antioxidant protection, oxidative alterations, and pro-oxidant activation of specific white blood cells. OXIS' research assays include:

          SOD-525 (superoxide dismutase)
          GSH-400 (reduced glutathione)
          pl-GPx-EIA (human plasma-specific glutathione peroxidase) LPO-586 (lipid peroxidation)
          MPO-EIA (human myeloperoxidase)
          Lactoferrin-EIA (human lactoferrin).

  These assay kits utilize either chemical (colorimetric) or immunoenzymatic
  (EIA) reactions that can be read using laboratory spectrophotometers and microplate readers, respectively. The Company's assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy.

  The assays for markers of oxidative stress are currently being sold to researchers in Europe, Japan and the United States, primarily through distributors. The Company estimates that there are more than 3,500 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research assays.

  The assays for markers of oxidative stress are manufactured at the Company's facility in France. All of the oxidative stress assays are manufactured in batches in anticipation of customer orders. Orders are generally filled within a few days; therefore, the Company does not have any significant backlog of orders. The Company believes that adequate supplies of raw materials are either currently on hand, available from commercial suppliers or available through development on a custom basis by commercial contractors, as needed.

  The Company's assays for markers of oxidative stress are protected by trade secrets and patents. Seven French patent applications have been filed with respect to these assays, two of which have resulted in the issuance of patents. The oxidative stress assays are sold under the registered trademark "Bioxytech".

  Several companies other than OXIS have developed assays for markers of oxidative stress. One company offers assays for superoxide dismutase and glutathione peroxidase which compete directly with OXIS' products; and a few competitive assays for lipid peroxidation are available from selected companies. The Company believes that the number and range of its assay kits for markers of oxidative stress is a distinct competitive advantage

THERAPEUTIC DRUG MONITORING (TDM) ASSAYS

  The Company sells fourteen TDM assays which are based on FPIA technology. These products are sold under the trade name INNOFLUOR/TM/. The Company's test menu encompasses approximately 90% of the TDM tests performed by clinical and reference laboratories worldwide. These assays are designed for use on the Abbott Laboratories TDx/(R)/ and TDxFLx/(R)/ analyzers.

  The TDM products are sold through a combination of direct customer sales and distributors in the United States, and through a network of distributors outside the United States, principally in Europe.

  The TDM assays are manufactured at the Company's facility in Portland, Oregon. All of the TDM assays are manufactured in batches in anticipation of customer orders. Orders are generally filled within a few days; therefore, the Company does not have any significant backlog of orders. The Company believes that adequate supplies of raw materials are either currently on hand, available from commercial suppliers or available through development on a custom basis by commercial contractors as needed.

  The Company relies primarily on trade secrets, know-how and trademark laws to protect its TDM assays. The Company's TDM assays have been sold under the trade name INNOFLUOR/TM/ since the mid-1980s.

  Six major diagnostic companies dominate the therapeutic drug monitoring market. Each of these six companies provides a range of both instrumentation and assays to clinical laboratories. Of these, Abbott Laboratories holds the largest market share. OXIS competes most directly with Abbott Laboratories, because OXIS' assays are designed to be run on Abbott's analyzers. The Company competes based on high product quality, an aggressive pricing strategy and technical services. Abbott Laboratories and certain of the Company's other competitors have substantially greater financial and other resources than the Company and there can be no assurances that the Company can effectively compete with Abbott Laboratories and such other competitors.

THERAPEUTIC PRODUCTS

  Revenues from sales of bulk bSOD, royalties on bSOD products sold by licensees, and sales of Palosein/(R)/, the Company's veterinary bSOD product, comprised approximately 48% of the Company's total revenues in 1995, 76% in 1994 and 97% in 1993.

  BOVINE SOD (bSOD) PRODUCTS

  Commercial-scale manufacture and quality control of bulk bSOD, as well as subsequent quality control and processing of bSOD into vials require complex, multi-step processes, continuously developed and improved by the Company since 1965. The Company's processes refine large masses of United States Department of Agriculture inspected, edible beef liver into small amounts of highly purified bulk bSOD. The bulk bSOD is then combined with stabilizing quantities of sucrose and freeze dried in vials to produce dosage forms. The sterile dosage form of bSOD in vials is stable at room temperature for four or more years. Although there are other sources of bSOD and other laboratory and pilot-scale processes to produce bSOD, the Company believes that it is the only company manufacturing bSOD on a commercial scale for pharmaceutical uses.

  The Company maintains no bSOD production facilities and has an agreement with Diosynth B.V., a Dutch contract manufacturer of pharmaceutical ingredients, to manufacture bulk bSOD and supply it to OXIS under the terms of a license based on the Company's processes. Diosynth B.V. is an affiliate of AKZO-Nobel N.V., a large, Dutch multinational chemical and health care company.

  The Company believes that its present source of bSOD is adequate for its near-term foreseeable needs.

  Although the Company continues to have unpatented trade secrets and know-how, substantially all of the Company's important U.S. and foreign patents regarding SOD inventions (other than its recently developed, long-acting SOD derivatives) have expired. Expiration of the Company's patents may enable other companies to benefit from research and development efforts of the Company, but such other companies would not receive the benefits of the Company's unpatented trade secrets and know-how or unpublished preclinical or clinical data. Such other companies would still be required in some countries to expend considerable resources to conduct preclinical studies and clinical studies of their own pharmaceutical preparations of SOD and to seek and secure governmental approval to market such preparations.

  The Company does not market dosage forms of bSOD for human use and does not depend substantially on trademarks. Palosein/(R)/ is OXIS' registered trademark for its veterinary brand of bSOD.

  The Company has licensed three European pharmaceutical companies to market animal source (including bovine) SOD for human uses. These licensees have distributed bSOD for a variety of human uses primarily in Germany, Italy and Spain, with smaller markets elsewhere in Europe, the Middle East and South America. However, as discussed in Note 12 to the Company's consolidated financial statements, the European market for the Company's bSOD has been adversely impacted by regulatory developments in Europe.

  The Company's three European licensees have been responsible for a substantial, though decreasing, portion of the Company's revenues in recent years. Sales to, and royalties from, Grunenthal GmbH (German licensee), Tedec-Meiji Farma, S.A. (Spanish licensee), and SmithKline Beecham Pharmaceutici S.p.A. (Italian licensee) as a percentage of the Company's total revenues for the past two years, have been as follows:

                                1995   1994   1993
          Grunenthal             2%     9%    23%
          Tedec-Meiji           16%    18%     8%
          SmithKline Beecham    --      2%     7%

  The Company expects that its revenues from sales to, and royalties from, its European licensees in the foreseeable future will be substantially less than historical levels. The Company anticipates significant sales of bSOD products only to its Spanish licensee in 1996. The amount of sales to the Spanish licensee for 1996 and beyond cannot be predicted, as such sales will depend on a Spanish Ministry of Health ruling regarding distribution and the outcome of current clinical trials.

  During recent years, the Company has been selling bulk bSOD to a major pharmaceutical company (Sanofi Winthrop Inc., formerly Sterling Winthrop Inc.) for use in its development of a pharmaceutical product for use in humans. During 1995, Sanofi Winthrop reported on a Phase III clinical trial in which results did not reach statistical significance. The Company does not expect that Sanofi Winthrop will buy bulk bSOD product from OXIS in the foreseeable future.

     In the last quarter of 1993, the Company reintroduced its veterinary bSOD product, Palosein/(R)/, in the United States. Palosein/(R)/ is used primarily for the treatment of certain musculoskeletal inflammatory conditions in horses and dogs. Palosein/(R)/ sales in the United States and Canada exceeded $550,000 during 1995. Palosein/(R)/ is also distributed in Germany under a license agreement with Grunenthal.

  EMPLOYEES

     As of December 31, 1995, the Company had 60 employees (35 in the United States and 25 in France). Employees of the Company's French subsidiary are covered by a government-sponsored collective bargaining agreement. None of the United States employees are subject to a collective bargaining agreement. The Company has never experienced a work interruption.


  FOREIGN OPERATIONS AND EXPORT SALES

     For information regarding the Company's foreign operations and export sales, see Note 10 to the consolidated financial statements.


  ITEM 2. PROPERTIES.

     The Company occupies, pursuant to leases, office and laboratory space in Portland, Oregon; Malvern, Pennsylvania; and near Paris, France.

     The Company's Portland, Oregon lease expires in 1997; the lease of the Malvern, Pennsylvania facility and the lease of the facility in France expire in 1998.

     Although the premises currently occupied are suitable for the Company's present requirements, other equally suitable premises are readily available.


  ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.


  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 1995.

                                    PART II


  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company's common stock is traded on the NASDAQ National Market System using the symbol OXIS.

     Recent quarterly prices of the Company's common stock are as follows:

                               1995                         1994
                   ----------------------------  --------------------------
                   4TH      3RD    2ND    1ST    4TH    3RD    2ND    1ST
           High    2 13/16  3 1/2  4 1/2  2 7/8  3 1/8  3 1/2  4      4 3/8

           Low     1 1/8    2 1/4  1 3/4  1 5/8  1 3/8  2 1/2  2 5/8  3 1/8

     The Company has an estimated 7,000 shareholders, including approximately 2,500 shareholders who have shares in the names of their stockbrokers. The Company utilizes its assets to develop its business and, consequently, has never paid a dividend and does not expect to pay dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA.

FOR YEARS ENDED
DECEMBER 31:                 1995            1994            1993          1992         1991
   Total Revenues/1/    $    5,136,000  $    3,470,000  $    3,044,000  $2,772,000   $2,650,000

   Net income (loss)    $(8,892,000)/2/ $(5,567,000)/3/ $(1,485,000)/4/ $ (339,000)  $ (193,000)

   Net income (loss)
    per share                 $(.82)/2/       $(.88)/3/ $      (.30)/4/ $     (.07)  $     (.04)

AS OF DECEMBER 31:

   Total assets         $    9,870,000  $   11,194,000  $    3,124,000  $4,864,000   $4,770,000

   Long-term
    obligations         $    1,332,000  $      376,000              --          --           --

   Common shares
    outstanding             12,124,423       9,322,762       4,982,670   4,982,670    4,982,670

  /1/ Earned interest not included in revenue.
  /2/ Includes a charge of $3,329,000 ($.31 per share) for the write off of certain technology of an acquired company.
  /3/ Includes a charge of $3,675,000 ($.58 per share) for the write off of certain technology of acquired companies.
  /4/ Includes a charge of $1,531,000 ($.31 per share) for control contest expense.

  As explained under the caption "ACQUISITIONS" in Management's Discussion and Analysis of Financial Condition and Results of Operations below, the Company made significant acquisitions during 1994 and 1995 that affect the comparability of the amounts reflected in the table above.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ACQUISITIONS

  In September 1994, the Company significantly increased its scientific and technical staff, patent application portfolio, current product offerings, research and development programs, research and manufacturing facilities and its customer base by acquiring Bioxytech S.A. (now "OXIS S.A.") and International BioClinical, Inc. ("IBC") (together the "1994 acquired businesses"). Both acquisitions were completed through the exchange of stock, and were accounted for as purchases; accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. IBC was merged into the Company. OXIS S.A. operates as a subsidiary of the Company.

  In July 1995, in a transaction which was also accounted for as a purchase, the Company acquired Therox Pharmaceuticals, Inc. ("Therox") through an exchange of stock. Therox was merged into a wholly-owned subsidiary of the Company. The acquisition of Therox provided the Company with a technology portfolio complementary to its novel therapeutics for treatment of free radical associated diseases together with university partnerships and seven patents.

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

  Costs relating to the acquisitions and the Company's more complex corporate structure and the increased research and development investments have placed significant demand on the Company's limited financial resources. See "Financial Condition, Liquidity and Capital Resources" below.

  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During 1995 the Company's working capital deficit increased from $1,046,000 at December 31, 1994, to $1,469,000 at December 31, 1995. This increase in the Company's working capital deficit resulted primarily from the effect of the net loss for 1995 ($8,892,000 less non-cash charges of $4,698,000), offset by proceeds from issuance of stock ($2,925,000) and long-term debt ($1,255,000). Shareholders who hold $766,000 of notes that are included in current liabilities at December 31, 1995 have commitments to invest an amount at least equal to the note balances in equity securities of the Company. During March 1996 the Company is negotiating with these shareholders terms for converting these notes to stock of the Company. If all such notes are converted to Company stock, the Company's working capital deficit will be reduced by $766,000.

     Cash and certificates of deposit declined from $1,432,000 at December 31, 1994, to $727,000 at December 31, 1995.

     The Company expects to continue to report losses in the near term as the level of expenses is expected to continue to exceed revenues. The Company must raise additional capital during the first half of 1996. Failure to raise such additional capital would cause the Company to severely curtail or cease operations. For more information concerning the Company's ability to continue as a going concern, see Note 1 to the consolidated financial statements.

     While the Company believes that its new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies that have the required resources to develop and market certain of these products. These is no assurance that the Company's effort to develop such business alliances will be successful. Further, bovine superoxide dismutase sales of recent years to Sanofi Winthrop Inc. (18% of 1995 revenues) are not expected to continue. Sanofi Winthrop announced in October 1995 that a second Phase III trial on its drug, DISMUTEC (a coupled form of OXIS' bovine superoxide dismutase) to treat head trauma failed to show statistically significant improvements between the treatment and control groups. Although the Company is currently seeking additional funds through a private placement (described below), it cannot predict the source, terms, amount, form, and/or availability of additional capital to fund its operations to the end of the current year.

     The Company has engaged an agent to assist on a best-efforts basis to raise up to $4,000,000 in the first quarter of 1996 through the sale of its Series C Preferred Stock. On March 4, 1996, the Company announced the first closing of the offering, with proceeds of $763,000 from the sale of Series C Preferred Stock. Even if the Company is able to sell the entire $4,000,000 of Series C Preferred Stock, it expects that additional capital will be required during 1996 to continue operating in accordance with its current plans. However, no assurances can be given that the Company will successfully raise the needed capital. If the Company is unable to raise additional capital during the remainder of 1996, it would endeavor to extend its ability to continue in business through the reduction of personnel and facility costs, by slowing its research and development efforts, and by reducing other operating costs, however, no assurances can be given that it will be able to do so.


  RESULTS OF OPERATIONS

     The Company's sales for the past three years consisted of the following:

                                                   1995        1994        1993

     Diagnostic and research assays             $2,240,000  $  645,000  $       --
     Bovine superoxide dismutase (bSOD)
         for research and human use              1,817,000   2,130,000   2,098,000
     Palosein/(R)/ (bSOD for veterinary use)       555,000     346,000     123,000
     Other                                         370,000     204,000      94,000
                                                ----------  ----------  ----------
         Total sales                            $4,982,000  $3,325,000  $2,315,000
                                                ==========  ==========  ==========

     Diagnostic and research assays are products acquired with the acquisitions of IBC and OXIS S.A.. Sales of these products for 1994 represent sales from September 8 through the end of the year. The entire year's sales of diagnostic and research assays are included in the Company's sales for 1995.

     Reductions of bulk bSOD sales to Sanofi Winthrop and to the Company's German licensee in 1994 were offset by an increase in sales to the Company's Spanish licensee, resulting in a slight increase in bulk bSOD sales in 1994. In 1995 bulk bSOD sales to Sanofi Winthrop declined further, and there were no sales to the Company's German licensee. These decreases were partially offset by a further increase in sales to the Spanish licensee.

     Since no further sales of bSOD to either Sanofi Winthrop or the Company's German licensee are anticipated, future sales of bulk bSOD are largely dependent on the needs of the Company's Spanish licensee. Although the Spanish licensee has continued to purchase bSOD in the first quarter of 1996, the Company has received no further firm orders for bSOD beyond what has been shipped in the first quarter of 1996. Thus, the Company's sales of bulk bSOD for 1996 and beyond are uncertain and difficult to predict and no assurances can be given with respect thereto.

     Sales of Palosein/(R)/, which was reintroduced to the U.S. market in 1993 and is sold primarily to veterinary wholesalers in the United States, increased from $123,000 in 1993 to $346,000 in 1994 and $555,000 in 1995 as
     a result of an active direct mail marketing campaign, which the Company intends to continue.

     Royalty income in 1994 declined to $145,000, from $729,000 in 1993. As discussed in Note 12 to the consolidated financial statements, the Company anticipates that royalties from licensees of its bSOD products will be minimal in the future because of the recent regulatory developments in Europe. A further decline in royalties in 1995 was offset by a fee generated from an agreement to license rights to the Company's technology for the rapid detection of antibiotic resistance.


  COSTS AND EXPENSES

     Cost of sales as a percent of product sales increased from 57% in 1993 to 62% in 1994. This increase in cost was partially due to the inclusion, in 1994, of sales and cost of products of the businesses acquired in September 1994. The cost of those products includes the amortization of acquired technology ($239,000 in 1994 and $727,000 in 1995). In addition, the cost of bulk bSOD sales in 1994 was higher than usual due to a significant sale at less than the Company's historic profit margin. Cost of sales as a percent of product sales declined from 62% in 1994 to 59% in 1995. In 1995 the cost of the Company's diagnostic and research assays declined slightly as a result of increased volumes, and the cost of bulk bSOD sales also declined from the 1994 level.

     Research and development costs increased from $813,000 in 1993 to $1,670,000 in 1994 and $4,299,000 in 1995. The increases were primarily due to the cost of the research and development activities associated with pharmaceutical technologies acquired in the September 1994 and July 1995 business acquisitions.

     Sales, general and administrative expenses increased from $1,008,000 in 1993 to $1,652,000 in 1994. This increase was due to the inclusion of general and administrative costs of the acquired businesses after the September 1994 acquisitions, other current expenses relating to the acquisitions, increases in insurance coverage, and increased marketing costs relating to Palosein/(R)/ and new products from the 1994 acquisitions.

     Sales, general and administrative expenses increased further in 1995 to $3,332,000. The increase in 1995 was due primarily to the inclusion for the entire year of general and administrative costs of the businesses acquired in 1994, further increases in sales and marketing costs relating to Palosein/(R)/ and the new products from the 1994 acquisitions, and increased legal fees and other expenses relating to the Company's ongoing need to raise capital and more complex corporate structure.

     Expenses included charges of $3,675,000 and $3,329,000 to operations for 1994 and 1995, respectively, reflecting the write-off of purchased in-process technology, as described in Note 3 to the consolidated financial statements.


  INTEREST INCOME AND EXPENSE

     Interest income decreased and interest expense increased in both 1994 and 1995 as the Company liquidated certificates of deposit and borrowed funds pursuant to short-term and long-term interest bearing obligations to finance increased research and development efforts.


  NET LOSS

     The Company incurred net losses in 1993, 1994 and 1995. In 1993 the Company recorded non-recurring costs and expenses of $1,531,000 ($.31 per share) relating to a contest for control of the Company. The 1994 loss includes a $3,675,000 ($.58 per share) charge to operations for the write-off of purchased in-process technology related to the acquisitions of OXIS S.A. and IBC. Similarly, the 1995 loss includes a $3,329,000 ($.31 per share) charge to operations for the write-off of purchased in-process technology related to the acquisition of Therox. Excluding these unusual charges, the Company would have incurred a net income of $46,000, or $.01 per share for 1993; a net loss of $1,892,000, or $.30 per share for 1994; and a net loss of $5,563,000, or $.51 per share for 1995.

     Increased research and development expenditures and selling, general and administrative expenses from the businesses acquired late in the third quarter of 1994 and increased research and development expenditures relating to the acquisition of Therox early in the third quarter of 1995 contributed to the increased losses.

     The Company expects to incur a substantial net loss for 1996. If additional capital is raised through further sales of securities (See Financial Condition, Liquidity and Capital Resources), the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994

                                            1995        1994

ASSETS
Current assets:
Cash and cash equivalents                $  727,000  $   936,000
Certificates of deposit                          --      496,000
Accounts receivable                         823,000      740,000
Inventories                                 953,000      673,000
Prepaid and other                           262,000      228,000
                                         ----------  -----------

Total current assets                      2,765,000    3,073,000

Property and equipment, net               1,092,000    1,298,000

Assets under capital leases, net          1,198,000    1,340,000

Technology for developed products and
 custom assays, net                       4,498,000    5,215,000

Other assets                                317,000      268,000
                                         ----------  -----------

        Total assets                     $9,870,000  $11,194,000
                                         ==========  ===========


                            See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994

                                                                    1995           1994
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Note payable to bank                                            $         --   $    340,000
Other notes payable                                                1,616,000             --
Accounts payable                                                   1,182,000      1,562,000
Customer deposits                                                    250,000      1,116,000
Accrued liabilities                                                  903,000        628,000
Current portion of capital lease obligations                         283,000        473,000
                                                                ------------   ------------
Total current liabilities                                          4,234,000      4,119,000

Capital lease obligations                                             47,000        297,000
8% convertible subordinated debentures                             1,255,000             --
Other liabilities                                                     30,000         79,000

Commitments and contingencies (Notes 1, 3 and 11)

Shareholders' equity:
  Preferred stock - $.01 par value; 5,000,000 shares
     authorized; 642,583 issued and outstanding
     (liquidation preference of $1,500,000)                            6,000             --
 Common stock - $.50 par value; 25,000,000 shares
     authorized; 12,124,423 shares issued and outstanding          6,062,000      4,661,000
 Additional paid in capital                                       25,210,000     20,230,000
 Accumulated deficit                                             (27,031,000)   (18,139,000)
 Accumulated translation adjustments                                  57,000        (53,000)
                                                                ------------   ------------

        Total shareholders' equity                                 4,304,000      6,699,000
                                                                ------------   ------------

        Total liabilities and shareholders' equity              $  9,870,000   $ 11,194,000
                                                                ============   ============

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                 1995           1994          1993
Revenues:
 Sales                                        $ 4,982,000   $ 3,325,000   $ 2,315,000
 Royalties and license fees                       154,000       145,000       729,000
                                              -----------   -----------   -----------
        Total revenues                          5,136,000     3,470,000     3,044,000

Costs and expenses:
 Cost of sales                                  2,939,000     2,074,000     1,330,000
 Research and development                       4,299,000     1,670,000       813,000
 Sales, general and administrative              3,332,000     1,652,000     1,008,000
 Purchased in-process technology (Note 3)       3,329,000     3,675,000            --
 Control contest                                       --            --     1,531,000
                                              -----------   -----------   -----------

        Total costs and expenses               13,899,000     9,071,000     4,682,000
                                              -----------   -----------   -----------

Operating loss                                 (8,763,000)   (5,601,000)   (1,638,000)

Interest income                                    42,000        82,000       153,000

Interest expense                                 (171,000)      (48,000)           --
                                              -----------   -----------   -----------

Net loss                                      $(8,892,000)  $(5,567,000)  $(1,485,000)
                                              ===========   ===========   ===========

Net loss per share                                 $(0.82)       $(0.88)       $(0.30)
                                              ===========   ===========   ===========

Weighted average number of shares
 used in computation                           10,854,149     6,350,097     4,982,670
                                              ===========   ===========   ===========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995          1994          1993
Cash flows from operating activities:
   Net loss                                                      $(8,892,000)  $(5,567,000)  $(1,485,000)
   Adjustments to reconcile net loss to cash provided
     by (used for) operating activities:
        Depreciation and amortization                              1,369,000       551,000        53,000
        Purchased in-process technology                            3,329,000     3,675,000            --
        Changes in assets and liabilities:
            Accounts receivable                                      (70,000)      258,000       201,000
            Inventories                                              (17,000)     (186,000)     (105,000)
            Other current assets                                     209,000       (19,000)       12,000
            Accounts payable                                        (565,000)      562,000      (248,000)
            Customer deposits                                       (866,000)    1,116,000            --
            Accrued liabilities                                      251,000        (8,000)       (7,000)
                                                                 -----------   -----------   -----------
                Net cash provided by (used for)
                     operating activities                         (5,252,000)      382,000    (1,579,000)

Cash flows from investing activities:
   Redemption of certificates of deposit                             496,000       884,000     2,098,000
   Purchase of equipment                                             (99,000)      (40,000)      (69,000)
   Acquisition and stock issuance costs (Note 3)                          --    (1,361,000)           --
   Cash of businesses acquired (Note 3)                              143,000       273,000            --
   Other                                                            (136,000)       19,000            --
                                                                 -----------   -----------   -----------
                Net cash provided by (used for)
                     investing activities                            404,000      (225,000)    2,029,000

Cash flows from financing activities:
   Short-term borrowing                                            1,366,000       296,000            --
   Proceeds from issuance of long-term debt                        1,255,000            --            --
   Costs in connection with isssuance of long-term debt             (152,000)           --            --
   Proceeds from issuance of stock, net of related cost            3,077,000            --            --
   Repayment of short-term notes                                    (340,000)           --            --
   Repayment of capital lease obligations and
      other liabilities                                             (573,000)     (275,000)           --
                                                                 -----------   -----------   -----------
                Net cash provided by financing activities          4,633,000        21,000            --

Effect of exchange rate changes on cash                                6,000            --            --
                                                                 -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents                (209,000)      178,000       450,000

Cash and cash equivalents - beginning of year                        936,000       758,000       308,000
                                                                 -----------   -----------   -----------

Cash and cash equivalents - end of year                          $   727,000   $   936,000   $   758,000
                                                                 -----------   -----------   -----------

Supplemental schedule of noncash operating and
 financing activities:
 Inventory purchase with deferred payment terms                  $   250,000            --            --
 Common stock issued as incentive to purchase notes              $   156,000            --            --

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                             Preferred Stock        Common Stock        Additional                  Accumulated       Total
                             ----------------  ----------------------    paid-in      Accumulated   translation   shareholders'
                              Shares   Amount    Shares      Amount      capital        deficit     adjustments       equity
Balances,
  January 1, 1993                               4,982,670  $2,491,000  $12,863,000   $(11,087,000)                  $ 4,267,000
Net loss                                                                               (1,485,000)                   (1,485,000)
                                                ---------  ----------  -----------   ------------                   -----------
Balances,
  December 31, 1993                             4,982,670   2,491,000   12,863,000    (12,572,000)                    2,782,000
Series A preferred and
  common shares issued in
  connection with 1994
  business combinations
  (Note 3)                    40,000   $   --   4,340,092   2,170,000    7,367,000                                    9,537,000
Accumulated
  translation adjustments                                                                              $(53,000)        (53,000)
Net loss                                                                               (5,567,000)                   (5,567,000)
                              ------   ------   ---------  ----------  -----------   ------------      --------      ----------
Balances,
  December 31, 1994           40,000       --   9,322,762   4,661,000   20,230,000    (18,139,000)      (53,000)      6,699,000
Shares issued in
  connection with short-
  term notes                                       93,300      47,000      109,000                                      156,000
Sale of common shares                           1,227,625     614,000    1,089,000                                    1,703,000
Conversion of Series A
  preferred shares to
  common                     (40,000)      --      40,000      20,000      (20,000)                                          --
Shares issued in
  connection  with 1995
  business combination
  (Note 3)                                      1,440,736     720,000    2,633,000                                    3,353,000
Series B preferred shares
  issued (Note 3)            642,583    6,000                            1,169,000                                    1,175,000
Accumulated translation
  adjustments                                                                                           110,000         110,000
Net loss                                                                               (8,892,000)                   (8,892,000)
                             -------   ------  ----------  ----------  -----------   ------------      --------     -----------
Balances,
  December 31, 1995          642,583   $6,000  12,124,423  $6,062,000  $25,210,000   $(27,031,000)     $ 57,000     $ 4,304,000
                             =======   ======  ==========  ==========  ===========   ============   ===========     ===========

                            See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


  1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     OXIS International, Inc. (the "Company") develops, manufactures and markets selected therapeutic and diagnostic products. The Company's research and development efforts are concentrated principally in the development of products to diagnose, treat and prevent diseases associated with free radicals and reactive oxygen species. Headquartered in Portland, Oregon, the Company operates research and development facilities in Malvern, Pennsylvania, and near Paris, France.

     The Company has historically licensed and sold pharmaceutical forms of superoxide dismutase (SOD) for human and veterinary use. In 1994, with the acquisitions of businesses as described in Note 3, the Company began selling therapeutic drug monitoring assays and research assays to measure markers of oxidative stress, and began performing custom assay development.

     Therapeutic drug monitoring assays are manufactured by the Company in the United States and are sold to hospital clinical laboratories and reference laboratories by an in-house sales force and a network of distributors both within and outside the United States. Assays to measure markers of oxidative stress are manufactured by the Company in France and are sold to distributors for resale to researchers, primarily in Europe, the United States and Japan.

     These financial statement have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three years, and at December 31, 1995, the Company's current liabilities exceeded its current assets by $1,469,000. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

     During the first quarter of 1996 the Company is seeking additional capital through a private placement of up to $4,000,000 of its Series C Preferred Stock. On March 4, 1996, the Company had closed the sale of 587,053 shares of Series C Preferred Stock for $763,000. If the Company is able to sell the entire $4,000,000 of Series C Preferred Stock, it still expects that additional capital will be required during 1996 to continue operating in accordance with its current plans. If the Company is unable to raise additional capital it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.


  2. SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying balance sheets include the accounts of the Company as well as its subsidiaries. The results of operations of the Company's French subsidiary since its purchase by the Company on September 7, 1994, are included in the accompanying statements of operations and cash flows. The functional currency of the Company's French subsidiary is the French franc. The French subsidiary's assets and liabilities are translated at the exchange rate at the end of the year, and its statement of operations is translated at the average exchange rates during the period for which its revenues and expenses are included in the consolidated statement of operations. Gains or losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity. All significant intercompany balances and transactions are eliminated in consolidation.

     CASH EQUIVALENTS consist of money market accounts with commercial banks.

     INVENTORIES are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at December 31, 1995 and 1994, consisted of the following:

                                             1995      1994
                Raw materials              $173,000  $179,000
                Work in process             354,000   357,000
                Finished goods              426,000   137,000
                                           --------  --------
                Total                      $953,000  $673,000
                                           ========  ========

     PROPERTY AND EQUIPMENT is stated at cost, or, in the case of property and equipment acquired in transactions accounted for by the purchase method, at the estimated fair market value at the date of the acquisition (which is then considered to be the Company's cost). Depreciation of equipment is computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of five years or the remaining lease term. Assets acquired under capital leases are being amortized over estimated useful lives of four to ten years.

  Property and equipment at December 31, 1995 and 1994, consisted of the following:

                                        1995         1994

  Furniture and office equipment     $  346,000   $  319,000
  Laboratory and manufacturing
        equipment                       707,000      649,000
  Automobile                             15,000       15,000
  Leasehold improvements                806,000      710,000
                                     ----------   ----------

    Property and equipment, at cost   1,874,000    1,693,000

Accumulated depreciation and
 amortization                          (782,000)    (395,000)
                                     ----------   ----------

    Property and equipment, net      $1,092,000   $1,298,000
                                     ==========   ==========


     TECHNOLOGY - Technology for developed products and custom assays, which was acquired in the 1994 business combinations described in Note 3, is being amortized over estimated useful lives of seven to ten years. Accumulated amortization of technology for developed products and custom assays was
     $973,000 as of December 31, 1995   and $239,000 as of December 31, 1994.
     The Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets.

     REVENUE RECOGNITION - The Company normally recognizes product sales upon shipment of the product to the customer. Product sales may be recorded on the scheduled shipment date if the customer has delayed shipment, but has agreed to accept title to the product and has paid for the product. Sales from custom assay development contracts is recognized as the work is performed. Revenue derived from royalties pursuant to license agreements is recognized after sales information is reported by licensees.

     INCOME TAXES - The Company accounts for income taxes under statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires deferred income taxes be provided to reflect temporary differences between financial and tax bases of assets and liabilities using presently enacted tax rates and laws.

     NET LOSS PER SHARE - Net loss per share is computed based upon the average number of common shares outstanding and, if dilutive, the incremental shares issuable upon the assumed exercise of stock options or warrants and the assumed conversion of convertible debentures and preferred stock.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount reported in the balance sheet for cash and cash equivalents, certificates of deposit, accounts receivable, notes payable, customer deposits and accrued liabilities approximates fair value due to the short-term nature of the accounts. The carrying amount reported in the balance sheet for 8% convertible subordinated debentures approximates fair value because the terms of the debentures were determined and the debentures were sold shortly before the end of 1995.


  3. BUSINESS COMBINATIONS

     On September 7, 1994, the Company acquired Bioxytech S.A., a French company, and International BioClinical, Inc. ("IBC"), an Oregon corporation. The name of Bioxytech S.A. was subsequently changed to OXIS International S.A. ("OXIS S.A.") OXIS S.A. was acquired through an exchange of shares that resulted in the Company owning in excess of 99% of the outstanding stock of OXIS S.A., which thus became a subsidiary of the Company. IBC was acquired through a merger with and into the Company, which (1) terminated the separate existence of IBC by merging it into the Company, and (2) resulted in the conversion of the outstanding stock of IBC into stock of the Company. Two of the Company's directors were also directors and major shareholders of IBC.

     In exchange for the Bioxytech S.A. shares, the Company issued a total of 2,341,599 shares of the Company's common stock and 40,000 shares of the Company's non-voting preferred stock (which have subsequently been converted into 40,000 shares of common stock). In addition, the Bioxytech S.A. shareholders may receive up to 107,670 shares of the Company's capital stock if they meet certain participation levels in a contemplated private placement of equity securities of the Company.

     The merger of IBC with and into the Company resulted in the conversion of IBC's common stock into 1,998,493 shares of the Company's common stock.

     The acquisitions of OXIS S.A. and IBC have been accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values as of the date of acquisition. The aggregate purchase price of $9,811,000 (4,380,092 shares issued times the average per share closing price of the Company's common stock for the five days ended September 8, 1994, discounted 30% for certain trading restrictions and less costs of $274,000 directly attributable to issuance of stock in connection with the acquisitions) plus direct costs for the acquisitions of $881,000 have been allocated to the assets and liabilities acquired. The Company also issued options to purchase 214,700 shares of the Company's common stock in connection with the acquisitions. No value was assigned to these options because the exercise price of the options was in excess of the market value of the common stock.

  The total cost of the acquisitions of Bioxytech and IBC has been allocated to the assets acquired and liabilities assumed as follows:

                                           OXIS S.A.        IBC         Total
                                         ------------  ------------  ------------
Cash                                     $   150,000    $  123,000   $   273,000
Other assets                                 369,000       611,000       980,000
Property, equipment and capitalized
     leases                                2,434,000       294,000     2,728,000
Technology for developed products and
     custom assay development
     capabilities                          1,503,000     3,995,000     5,498,000
Technology for in-process products         3,368,000       307,000     3,675,000

Less liabilities assumed                  (2,011,000)     (451,000)   (2,462,000)
                                         -----------    ----------   -----------

Total acquisition cost                   $ 5,813,000    $4,879,000   $10,692,000
                                         ===========    ==========   ===========

   The Company's consolidated results of operations include the operating results of the acquired companies since the acquisitions.

   Approximately $3,675,000 ($.58 per share) of the total purchase price represented technology relating to research and development projects that were in process by the acquired companies that had no alternative future use other than the completion of these projects. In accordance with generally accepted accounting principles, these costs have been charged to operations immediately upon completion of the acquisitions.

   The following table summarizes the unaudited pro forma combined results of operations for the years ended December 31, 1994 and 1993 as if the acquisitions had occurred at the beginning of the years presented:

                                              1994          1993

Total revenues                            $ 5,809,000   $ 6,736,000

    Net loss                              $(4,742,000)  $(5,207,000)

Net loss per share (based on 9,322,762
    shares outstanding)                   $      (.51)  $      (.56)


     The above table includes, on an unaudited pro forma basis, the Company's financial information for the years ended December 31, 1994 and 1993, combined with the financial information of OXIS S.A. and IBC for the same twelve-month periods. The above table excludes the one-time $3,675,000 charge for purchased in-process technology arising from the acquisitions. Pro forma results for the year ended December 31, 1993 include non-recurring costs of $1,531,000 in connection with a control contest.

     The unaudited pro forma combined results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

     On July 19, 1995, the Company consummated the acquisition of Therox Pharmaceuticals, Inc. ("Therox") pursuant to a transaction wherein Therox was merged with and into a wholly-owned subsidiary of the Company. Therox was a Philadelphia-based start-up company focused on the development of therapeutics to treat diseases associated with damage from free radicals. The Company issued 1,440,736 shares of its common stock to Therox stockholders in exchange for all of the Therox capital stock. In addition, the acquisition agreement provides for payment of up to $2,000,000 by the Company to the Therox stockholders based on the successful commercialization of the Therox technologies.

     The acquisition of Therox has been recorded as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. The aggregate purchase price of $3,353,000 (1,440,736 shares issued times the average per share closing price of the Company's common stock for the five days ended July 20, 1995, discounted 30% for certain trading restrictions) has been allocated to the assets and liabilities acquired.

     The cost of the acquisition of Therox has been allocated to the assets acquired and liabilities assumed as follows:

          Cash                                  $  143,000
          Equipment                                 16,000
          Technology for in-process products     3,329,000
          Other assets                              23,000
          Less liabilities assumed                (158,000)
                                                ----------
                    Acquisition cost            $3,353,000
                                                ==========

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

  The following table presents the unaudited pro forma combined results of operations for the years ended December 31, 1995 and 1994 as if the acquisition had occurred at the beginning of the periods presented:

                                                   1995          1994
                                               ------------  ------------

          Total revenues                       $ 5,136,000   $ 3,470,000

          Net loss                             $(5,990,000)  $(6,088,000)

          Net loss per share (based
          on 12,124,423 shares outstanding)    $      (.49)  $      (.50)

  The above table includes, on an unaudited pro forma basis, the Company's financial information for the years ended December 31, 1995 and 1994, combined with the financial information of Therox for the same periods. The above table excludes the one-time $3,329,000 charge for purchased in-process technology arising from the 1995 acquisition, but includes non-recurring costs of $3,675,000 for purchased in-process technology from the Company's September 1994 business acquisitions.

  The unaudited pro forma combined results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

  Simultaneously with the Therox acquisition, a Series B Preferred Stock Purchase Agreement was entered into between the Company and two venture capital firms (S.R. One, Limited and Brantley Venture Partners II, L.P.) which were major stockholders of Therox. Pursuant to this agreement, the Company sold 642,583 shares of its Series B Preferred Stock for an aggregate price of $1,500,000.

  Costs of approximately $325,000 directly attributable to the issuance of the Series B Preferred Stock and the common stock issued in the Therox acquisition have been recorded as a reduction in the proceeds from the issuance of the shares.

4. NOTES PAYABLE

   Notes payable at December 31, 1995 consisted of the following:

        8% notes payable to certain shareholders who are former
        Bioxytech S.A. shareholders, due February 5, 1996,
        secured by assets relating to certain of the Company's
        diagnostic products                                             $766,000

        Note payable to Sanofi S.A., due May 4, 1996, interest
        at prime plus 2% (10-1/2% as of December 31, 1995), secured
        by all of the Company's assets                                   600,000

        Liability, without interest, under inventory purchase
        agreement, due May 1997 or earlier if 75% of the related
        inventory is sold                                                250,000
                                                                      ----------
                                                                      $1,616,000
                                                                      ==========
   The shareholders who hold the 8% notes have commitments to invest an amount at least equal to the note balances in stock of the Company. During March 1996 the Company is negotiating with these shareholders terms for converting these notes to stock of the Company.


5. CAPITALIZED LEASES

   The Company's French subsidiary leases certain equipment, furniture and fixtures under capital leases. The future minimum lease payments on these capital leases as of December 31, 1995, were as follows:

        Year ending December 31:
                                             1996            $309,000
                                             1997              47,000
                                                             --------
Total minimum capital lease obligations                       356,000
Less amounts representing interest                             26,000
                                                             --------
Present value of net minimum obligation                       330,000
Less amount due within one year                               283,000
                                                             --------
Long term obligation under capital leases                    $ 47,000
                                                             ========

   Leased assets, which consist principally of laboratory and office equipment, are reported in the December 31, 1995, balance sheet at $1,418,000 less accumulated amortization of $220,000.

6. 8% CONVERTIBLE SUBORDINATED DEBENTURES

   In November and December 1995, the Company completed a private placement pursuant to which $1,255,000 of its 8% Convertible Subordinated Debentures were issued. The debentures are unsecured and are subordinated to other obligations of the Company up to an aggregate of $3,000,000. The Debentures are due December 31, 1997; interest is payable semiannually on June 30 and December 31.

   The debentures are convertible into shares of the Company's common stock at the option of the holders. Any time after six months following closing of the private placement, the Company may require conversion of the debentures. The debentures are convertible at a conversion price of $1.25 per common share. However, the conversion price shall be reduced to $.65 per share if the closing price of the Company's common stock is less than $.65 for fifteen consecutive trading days. In such case, the debentures could be converted into a maximum of 1,930,769 shares of common stock.


7. SHAREHOLDERS' EQUITY

   PREFERRED STOCK - Terms of the preferred stock are to be fixed by the Board of Directors at such time as the preferred stock is issued. The 40,000 shares of Series A Preferred Stock issued during 1994 were nonvoting and were converted to common stock on a one share for one share basis during 1995. The 642,583 shares of Series B Preferred Stock are convertible into common stock on a one-for-one basis and have the same voting rights as the common stock. The Series B Preferred Stock has certain preferential rights with respect to liquidation and dividends.

   In February and March 1996, the Company has issued 587,053 shares of Series C Preferred Stock. Each share of Series C Preferred Stock is initially convertible into one share of the Company's common stock at the option of the holder at any time. After six months following the closing of the sales of Series C preferred Stock, the conversion ratio may be adjusted under certain circumstances, and after eight months following the closing, the Company may have the right to automatically convert the Series C Preferred Stock into common stock under certain circumstances. The Series C Preferred Stock has the same voting rights as the Company's common stock based on the number of shares into which the Series C Preferred Stock is convertible, subject to adjustment in certain circumstances.

   STOCK WARRANTS - In prior years, the Company issued warrants to purchase shares of common stock to certain officers and key employees (none of whom any longer hold a position with the Company) and to former directors. These warrants are exercisable at $2.875 per share and expire through 1999. At December 31, 1995 and 1994, warrants to purchase 1,012,500 shares were exercisable. No warrants were exercised during the years ended 1993, 1994 or 1995.

   In connection with the issuance of common stock in May 1995, the Company issued to its placement agent a warrant to purchase 122,763 shares of common stock at $2.89 per share. This warrant was immediately exercisable upon issuance and remained outstanding at December 31, 1995.

   Warrants to purchase 200,800 common shares at $2.00 per share were issued to purchasers of the Company's 8% Convertible Subordinated Debentures and remained outstanding at December 31, 1995. The number of common shares which may be purchased pursuant to these warrants may be increased in the event that the number of common shares into which the related debentures may be converted is increased. The maximum number of common shares to which these warrants might entitle the holders is 386,154.

   Also in connection with the issuance of its 8% Convertible Subordinated Debentures, the Company issued to its placement agent warrants to purchase 100,400 shares of common stock at $1.375 per share. These warrants were immediately exercisable upon issuance and remained outstanding at December 31, 1995.

   STOCK OPTIONS - In September 1994, the Company's shareholders approved the 1994 Stock Incentive Plan and the reservation of 400,000 shares of the Company's common stock for issuance thereunder. In August 1995, the shareholders approved an amendment to the plan increasing the shares reserved for issuance thereunder to 1,200,000. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. Options granted and outstanding under the plan are summarized as follows:

                                      1995                              1994
                           --------------------------        -------------------------
                           Shares          Price             Shares           Price
                           ------          -----             ------           -----

     Outstanding at
      beginning of year     90,000      $3.13 - $3.50            --

     Granted               317,900      $2.25 - $3.50        90,000       $3.13 - $3.50

     Forfeitures           (25,000)     $2.25                    --
                           -------                           ------
     Outstanding at end
      of year              382,900      $2.25 - $3.50        90,000       $3.13 - $3.50
                           =======                           ======

     Exercisable at end
      of year              219,294      $2.25 - $3.50        75,000               $3.50
                           =======                           ======


8. INCOME TAXES

   INCOME TAX PROVISION - Income tax provisions were not necessary in 1995, 1994 and 1993 due to net losses.

   DEFERRED TAXES - Deferred taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

   The tax effects of significant items comprising the Company's deferred taxes as of December 31 were as follows:


United States taxes:                                                   1995          1994
       Deferred tax assets:
          Federal net operating loss carryforward
              and capitalized research and development
              expenses                                             $ 4,829,000   $ 2,110,000
          Federal R&D tax credit carryforward                          495,000       465,000
          State net operating loss carryforward and capitalized
              research and development expenses                        125,000       372,000
       Deferred tax liabilities - book basis in excess
              of noncurrent assets acquired in the
              acquisition of IBC                                    (1,338,000)   (1,575,000)
                                                                   -----------   -----------

       Net deferred tax assets                                       4,111,000     1,372,000

       Valuation allowance                                          (4,111,000)   (1,372,000)
                                                                   -----------   -----------

       Net deferred taxes                                          $        --   $        --
                                                                   ===========   ===========

  French taxes:                                                       1995          1994
       Deferred tax assets:
               Net operating loss carryforward                     $ 5,721,000   $ 5,286,000
               Impact of temporary differences                        (225,000)      453,000
                                                                   -----------   -----------

       Total                                                         5,496,000     5,739,000

       Valuation allowance                                          (5,496,000)   (5,739,000)
                                                                   -----------   -----------

       Net deferred taxes                                          $        --   $        --
                                                                   ===========   ===========

   Temporary differences for French taxes result primarily from leases treated as operating leases for French tax reporting and as capital leases in the consolidated financial statements.

   The tax benefits ($5,136,000) of the net operating losses of $15,410,000 which existed at the date of acquisition (September 7, 1994) of the French subsidiary will be recorded as a reduction of the net unamortized balance of property, equipment, capitalized lease assets and intangible assets of $3,147,000 when and if realized, and the remaining benefit will be recorded as a reduction of income tax expense.

   Statement of Financial Accounting Standards No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management has provided a valuation allowance for its net deferred tax assets.

   TAX CARRYFORWARDS - At December 31, 1995, the Company had net operating loss carryforwards of approximately $5,120,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $495,000 to reduce United States federal taxes in future years. In addition, the Company's French subsidiary had operating loss carryforwards of $17,165,000 (84,183,000 French francs) to reduce French taxable income in future years. These carryforwards expire as follows:


                          United States       R&D tax          French
                          net operating       credit       operating loss
Year of expiration      loss carryforward   carryforward    carryforward
       1996                 $1,219,000                       $ 1,655,000
       1997                  2,670,000                         1,270,000
       1998                    208,000                         1,312,000
       1999                    111,000                           233,000
       2000                         --              --                --
       2001-2010               912,000        $495,000                --
       No expiration                --              --        12,695,000
                            ----------        --------       -----------
                            $5,120,000        $495,000       $17,165,000
                            ==========        ========       ===========

   Utilization of the United States tax carryforwards is subject to certain restrictions in the event of a significant change (as defined in Internal Revenue Service guidelines) in ownership of the Company.


9. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

   One domestic customer and three foreign licensees have each accounted for significant portions of the Company's revenues during the past three years. The percentages of total revenues derived from sales to, and royalties from, these major customers are as follows:

                            1995   1994   1993
       Domestic customer    18%    35%    50%
       Spanish licensee     16%    18%     8%
       German licensee       2%     9%    23%
       Italian licensee     --      2%     7%

   The Company's domestic customer to whom sales of bovine superoxide dismutase ("bSOD") accounted for 18%, 35% and 50% of the Company's revenues in 1995, 1994 and 1993, respectively, announced in the fourth quarter of 1995 that the clinical trial in which it was using bSOD purchased from the Company failed to show the desired results. Therefore, sales of bSOD to this customer are not expected to continue.

   The Company limits its foreign exchange risk by buying and selling bulk bSOD in a single currency, the Dutch guilder. The Company maintains a bank account in The Netherlands for receipt and disbursement of Dutch guilders and had the equivalent of $81,000 and $659,000 in that account at December 31, 1995 and 1994, respectively. Foreign currency transaction gains and losses were not material.


10. GEOGRAPHIC AREA INFORMATION

   The Company operates in a single industry segment: the development, manufacture and marketing of therapeutic and diagnostic products. The Company's foreign operations consist of research and development and manufacturing facilities and certain marketing activities conducted by the Company's subsidiary in France. Sales and costs associated with bSOD manufactured in the Netherlands are considered to be United States operations, since the contract to manufacture bSOD and all related sales activities are administered in the United States. Similarly, royalties from foreign customers that relate to bSOD-based products are considered to be export sales from the United States, since the product was developed in the United States.

   Sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows:


                                                  1995          1994          1993

     Revenues from unaffiliated customers:
       United States                          $ 2,686,000   $ 2,053,000   $ 1,887,000
       Export sales from the U.S.               1,878,000     1,257,000     1,157,000
       France                                     572,000       160,000            --
                                              -----------   -----------   -----------
            Total                             $ 5,136,000   $ 3,470,000   $ 3,044,000
                                              ===========   ===========   ===========

     Operating income (loss):
       United States                          $(5,653,000)  $(1,410,000)  $(1,638,000)
       France                                  (3,110,000)   (4,191,000)           --
                                              -----------   -----------   -----------
            Total                             $(8,763,000)  $(5,601,000)  $(1,638,000)
                                              ===========   ===========   ===========

     Identifiable assets:
       United States                          $ 7,824,000   $ 9,587,000   $ 3,124,000
       France                                   3,866,000     2,570,000            --
       Eliminations                            (1,820,000)     (963,000)           --
                                              -----------   -----------   -----------
            Total                             $ 9,870,000   $11,194,000   $ 3,124,000
                                              ===========   ===========   ===========


11. LEASE COMMITMENTS

   The Company leases its facilities in Oregon under an operating lease that expires in 1997, and leases its facilities in Pennsylvania and France under operating leases that expire in 1998. Future lease payments are scheduled as follows:

               1996    $480,000
               1997     436,000
               1998     245,000

   Rental expense included in the accompanying statements of operations was $492,000 in 1995, $193,000 in 1994 and $75,000 in 1993.


12. EUROPEAN REGULATORY DEVELOPMENTS

   The European market for the Company's bovine bSOD was adversely impacted by a series of regulatory developments in 1994.

   The Italian Health Ministry withdrew the marketing authorization of all pharmaceutical products composed of orgotein, including Oxinorm (produced from the Company's product). As indicated in Note 9, the Company's revenues from its Italian licensee have ceased, and the Company does not anticipate additional sales or royalties from Oxinorm in Italy. During 1995, SmithKline Beecham Farmaceutici S.p.A., the Company's licensee in Italy, sold its remaining bulk Oxinorm inventory to the Company.

   During 1994 the Company was also notified that the governments of Austria and Germany had asked Grunenthal, the Company's licensee for those countries, to withdraw its Peroxinorm brand of orgotein from the Austrian and German markets. Grunenthal has also discontinued distributing Peroxinorm in several other countries where sales were dependent upon the German registration. As a result, the Company anticipates that royalties from Grunenthal for the foreseeable future will be substantially less than in previous years.

   Because of the action of regulatory authorities in other European countries, the Company's licensee for Spain has had informal discussions with Spanish regulatory authorities regarding the Company's bSOD product. Although no action has been taken by those authorities with regard to the Company's product, future sales in Spain may be affected by either regulatory action in Spain, or safety concerns stemming from such actions in other countries.

13. CONTROL CONTEST EXPENSES

   In 1993, the Company incurred expenses of $1,531,000 ($.31 per share) in connection with a contest for management control of the Company. Costs incurred by current officers and directors were advanced by IBC. The President and the Chairman of the Company were major shareholders of IBC. Reimbursement of IBC for such expenses was approved at the Company's 1993 annual shareholders' meeting.


14. 401(K) SAVINGS PLAN

   The Company has a 401(k) saving plan (the "Plan") which covers all United States employees who meet certain minimum age and service requirements. The Company's matching contribution to the Plan for each year is 100% of the first $1,000 of each employee's salary deferral and 33-1/3% of the next $3,000 of salary deferral. The Company's contributions have not been material.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
OXIS International, Inc.:

  We have audited the accompanying consolidated balance sheets of OXIS International, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995.
  These financial statements are the responsibility of the management of OXIS International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OXIS International, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  The accompanying financial statements for the year ended December 31, 1995, have been prepared assuming that the Company will continue as a going concern. The Company is engaged in developing, manufacturing and marketing selected therapeutic and diagnostic products. As discussed in Note 1 to the financial statements, the Company has incurred losses in each of the last three years, and at December 31, 1995, the Company's current liabilities exceeded its current assets by $1,469,000, raising substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  DELOITTE & TOUCHE LLP

  March 7, 1996
  Portland, Oregon

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item is incorporated herein by reference from the material contained under the caption "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

  Forms 3 Initial Statement of Beneficial Ownership of Securities were not timely filed upon the appointment of Mr. Lang and Mr. McCamant to the Board of Directors in January 1996. Late filings of the Forms 3 have been made.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required under this item is incorporated herein by reference from the material contained under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required under this item is incorporated herein by reference from the material contained under the caption "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference from the material contained under the caption "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1.  FINANCIAL STATEMENTS

                              See pages 19 to 39.

     2.  FINANCIAL STATEMENT SCHEDULES

         Schedules are omitted because they are not applicable or the required information is included in the financial statements and notes thereto.

     3.  EXHIBITS

                         See Exhibit Index - page 44.

(b)  Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the fourth quarter of 1995.

(c)  Exhibits specified by item 601 of Regulation S-K.

         See Exhibit Index - page 44.

(d) Financial statement schedules required by Regulation S-K are omitted because they are not applicable or the required information is included in the financial statements and notes hereto.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  March 22, 1996


                                    OXIS INTERNATIONAL, INC.
                                    Registrant

                                    By: /s/ Anna D. Barker
                                        -------------------------------------
                                        Anna D. Barker
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ Jon S. Pitcher
                                        -------------------------------------
                                        Jon S. Pitcher
                                        Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant.


  s/ Anna D. Barker     March 22, 1996     s/ Timothy G. Biro  March 22, 1996
  -----------------     --------------     ------------------  ---------------
  Anna D. Barker        Date               Timothy G. Biro     Date


  s/ Stuart S. Lang     March 22, 1996     s/ Gerald D. Mayer  March 22, 1996
  -----------------     --------------     ------------------  --------------
  Stuart S. Lang        Date               Gerald D. Mayer     Date


  s/ James D. McCamant  March 22, 1996     s/ David Needham    March 22, 1996
  --------------------  --------------     ----------------    --------------
  James D. McCamant     Date               David Needham       Date


  s/ Ray R. Rogers      March 22, 1996     s/ A.R. Sitaraman   March 22, 1996
  ----------------      --------------     -----------------   --------------
  Ray R. Rogers         Date                A.R. Sitaraman     Date


                                 EXHIBIT INDEX

EXHIBIT                                                                              PAGE
NUMBER                              DESCRIPTION OF DOCUMENT                         NUMBER

 2  (a)      Agreement and Plan of Reorganization and Merger between
             OXIS International, Inc., OXIS Acquisition Corporation
             and Therox Pharmaceuticals, Inc. Dated July 18, 1995                    (1)

 2  (b)      Amendment No. 1 to Agreement and Plan for Reorganization
             and Merger between OXIS International, Inc., OXIS Acquisition
             Corporation and Therox Pharmaceuticals, Inc.                            46

 3  (a)      Restated Certificate of Incorporation as filed February 16, 1995        (2)

 3  (b)      Certificate of Designations, Preferences, and Rights of Series B
             Preferred Stock                                                         (3)

 3  (c)      Certificate of Amendment of Restated Certificate of Incorporation
             of OXIS International, Inc. as filed January 29, 1996.                  48

 3  (d)      Bylaws of the Company as amended on June 15, 1994                       (4)

 4  (a)      Subscription and Purchase Agreement 8% Convertible Subordinated
             Debentures Due December 31, 1997                                        50

 10 (a)      1987 Stock Purchase Warrants                                            (5)

 10 (b)      1988 Stock Purchase Warrants                                            (6)

 10 (c)      Lease agreement between Bioxytech S.A. and Sofibus                      (7)

 10 (d)      Form of 8% Convertible Subordinated Debentures Due December 31,
             1997                                                                    (8)

 10 (e)      Form of Warrant to Purchase Common Stock                                (9)

 10 (f)      OXIS International, Inc. Series B Preferred Stock
             Purchase Agreement dated July 18, 1995                                  (10)

 10 (g)      Security Agreement dated February 7, 1995 between Alta-Berkeley
             L.P. II and Innolion S.A. and OXIS International, Inc., and five
             related promissory notes                                                (11)


EXHIBIT                                                                         PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                           NUMBER
 10 (h)         Term Loan Agreement dated as of May 2, 1995 between
                OXIS International, Inc., Bioxytech, S.A. and related
                Promissory Note in the principal amount of $600,000             (12)

 21 (a)         Subsidiaries of OXIS International, Inc.                         76

 23 (a)         Independent Auditors' Consent                                    77

 27 (a)         Financial data schedule                                          78


  (1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995.

  (2) Incorporated by reference to the Company's Annual Report on Form 10-K for 1994 - Exhibit 3(a).

  (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

  (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

  (5) Incorporated by reference to the Company's Annual Report on Form 10-K for 1992 - Exhibit 10(b).

  (6) Incorporated by reference to the Company's Annual Report on Form 10-K for 1992 - Exhibit 10(c).

  (7) Incorporated by reference to the Company's Annual Report on Form 10-K for 1994.

  (8) Incorporated by reference to the Company's Current Report on Form 8-K dated January 3, 1996.

  (9) Incorporated by reference to the Company's Current Report on Form 8-K dated January 3, 1996.

 (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

 (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.