Form 10-Q
period 1996-03-31
OXIS INTERNATIONAL INC
filed 1996-05-15
CIK 109657

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934 for the quarterly period ended March 31, 1996.

  _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________.


                         Commission File Number O-8092


                            OXIS INTERNATIONAL, INC.


                             A Delaware corporation
                 I.R.S. Employer Identification No. 94-1620407
                        6040 N. Cutter Circle, Suite 317
                              Portland, OR  97217
                           Telephone:  (503) 283-3911



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES     X      NO ______
                           -------


At March 31, 1996, the issuer had outstanding the indicated number of shares of common stock:  12,124,423

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three Months Ended
                                                    March 31
                                           --------------------------
                                               1996           1995
Revenues:
  Product sales                            $ 1,337,000     $2,075,000
  Royalties                                     30,000         51,000
                                           -----------     ----------
     Total revenues                          1,367,000      2,126,000

Cost and expenses:
  Cost of sales                                925,000      1,177,000
  Research and development                   1,182,000      1,029,000
  Selling, general and administrative          745,000        645,000
                                           -----------     ----------
     Total costs and expenses                2,852,000      2,851,000
                                           -----------     ----------
Operating loss                              (1,485,000)      (725,000)
Interest income                                  8,000          6,000
Interest expense                               (69,000)       (38,000)
                                           -----------     ----------
Net loss                                   $(1,546,000)    $ (757,000)
                                           ===========     ==========

Net loss per share                         $      (.13)    $     (.08)
                                           ===========     ==========

Weighted average number of
  shares used in computation                12,124,423      9,377,705
                                           ===========     ==========


                          CONSOLIDATED BALANCE SHEETS

                                         March 31,    December 31,
                                           1996           1995
                                        -----------   ------------
                                        (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents               $  875,000    $  727,000
 Accounts receivable                        731,000       823,000
 Inventories                                902,000       953,000
 Prepaid and other                          217,000       262,000
                                         ----------    ----------
  Total current assets                    2,725,000     2,765,000

Property and equipment, net                 996,000     1,092,000

Assets under capital leases, net          1,103,000     1,198,000

Technology for developed products
 and custom assays, net                   4,319,000     4,498,000

Other assets                                331,000       317,000
                                         ----------    ----------

  Total assets                           $9,474,000    $9,870,000
                                         ==========    ==========

                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,      December 31,
                                                                1996            1995
                                                            ------------    ------------
                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                                              $  1,674,000    $  1,616,000
 Accounts payable                                              1,707,000       1,182,000
 Customer deposits                                               250,000         250,000
 Accrued liabilities                                             825,000         903,000
 Current portion of capital lease obligations                    225,000         283,000
                                                            ------------    ------------
   Total current liabilities                                   4,681,000       4,234,000

Capital lease obligations and other                               44,000          77,000

8% convertible subordinated debentures                         1,255,000       1,255,000

Shareholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares
  authorized:
   Series B - 642,583 shares issued and outstanding
    (liquidation preference of $1,500,000)                         6,000           6,000
   Series C - 663,976 shares issued and
    outstanding                                                    7,000              --
 Common stock - $.50 par value; 25,000,000 shares
  authorized; 12,124,423 shares issued and outstanding         6,062,000       6,062,000
 Additional paid in capital                                   25,987,000      25,210,000
 Accumulated deficit                                         (28,576,000)    (27,031,000)
 Accumulated translation adjustments                               8,000          57,000
                                                            ------------    ------------

   Total shareholders' equity                                  3,494,000       4,304,000
                                                            ------------    ------------

Total liabilities and shareholders' equity                  $  9,474,000    $  9,870,000
                                                            ============    ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                    1996          1995

Cash flows from operating activities:
 Net loss                                                       $(1,546,000)    $(757,000)
 Adjustments to reconcile net loss to cash provided
  by (used for) operating activities:
   Depreciation and amortization                                    370,000       385,000
   Changes in assets and liabilities:
    Accounts receivable                                              92,000      (262,000)
    Inventories                                                      51,000        20,000
    Other current assets                                             45,000        44,000
    Accounts payable                                                525,000       504,000
    Customer deposits                                                    --      (866,000)
    Accrued liabilities                                             (78,000)       33,000
                                                                -----------     ---------

     Net cash provided by (used for) operating activities          (541,000)     (899,000)

Cash flows from investing activities:
 Redemption of certificates of deposit                                   --       298,000
 Purchases of equipment                                             (13,000)           --
 Deferred stock issuance costs                                           --       (23,000)
 Other, net                                                         (49,000)     (137,000)
                                                                -----------     ---------

     Net cash provided by (used for) investing activities           (62,000)      138,000

Cash flows from financing activities:
 Proceeds from issuance of notes                                     65,000       766,000
 Proceeds from issuance of stock, net of related cost               784,000            --
 Repayment of short-term borrowings                                  (7,000)     (142,000)
 Repayment of long-term debt and capital lease obligations          (91,000)      (75,000)
                                                                -----------     ---------

     Net cash provided by financing activities                      751,000       549,000
                                                                -----------     ---------

Net increase (decrease) in cash and cash equivalents                148,000      (212,000)

Cash and cash equivalents - beginning of period                     727,000       936,000
                                                                -----------     ---------

Cash and cash equivalents - end of period                       $   875,000     $ 724,000
                                                                ===========     =========

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

    An annual report (Form 10-K) has been filed with the Securities and Exchange Commission ("Commission") for the year ended December 31, 1995. That report contains, among other information, a description of the Company's business, audited financial statements, notes to the financial statements, the report of the independent auditors and management's discussion and analysis of results of operations and financial condition. Readers of this report are presumed to be familiar with that annual report.

    The functional currency of OXIS International S.A. ("OXIS S.A."), the Company's foreign subsidiary, is the French franc. OXIS S.A.'s assets and liabilities are translated using the exchange rate at the end of the period. Its statement of operations is translated at the average exchange rate during the period. Gains or losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity.


2.  BASIS OF PRESENTATION

    These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three years, and for the quarter ended March 31, 1996. As of March 31, 1996, the Company's current liabilities exceeded its current assets by $1,956,000. These and other factors indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

    Subsequent to March 31, 1996, as further described in Note 5, the Company has raised an additional $600,000 through further private placement of equity securities.

3.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at March 31, 1996 and December 31, 1995, consisted of the following:

                     March 31,    December 31,
                       1996           1995
                     ---------    -----------
Raw materials         $157,000       $173,000
Work in process        386,000        354,000
Finished goods         359,000        426,000
                      --------       --------

Total                 $902,000       $953,000
                      ========       ========


4.  NOTES PAYABLE

    In February 1995 certain of the Company's shareholders, who were former Bioxytech shareholders, advanced $766,000 to the Company pursuant to promissory notes. The notes were due in February 1996 and bear interest at 8% per year. The notes are secured by certain of the Company's products and related assets.

    The shareholders who hold the notes have agreed to convert the notes into shares of Series C Preferred Stock.


5.  SHAREHOLDERS' EQUITY

    In February and March 1996, the Company issued 663,976 shares of Series C Preferred Stock for $863,000. Subsequent to March 31, 1996, the Company has issued an additional 461,614 shares of Series C Preferred Stock for $600,000. Each share of Series C Preferred Stock is initially convertible into one share of the Company's common stock at the option of the holder at any time. After six months following the closing of the sales of Series C Preferred Stock, the conversion ratio may be adjusted under certain circumstances, and after eight months following the closing, the Company has the right to automatically convert the Series C Preferred Stock into common stock under certain circumstances.

    Each share of Series C Preferred Stock is entitled to the number of votes equal to 1.30 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       During the first quarter of 1996 the Company's working capital deficit increased from $1,469,000 at December 31, 1995 to $1,956,000 at March 31, 1996. This increase in the Company's working capital deficit resulted primarily from the effect of the net loss for the first quarter of 1996 ($1,546,000 less non-cash charges of $370,000), offset by proceeds from issuance of stock ($784,000). Shareholders who hold $766,000 of notes that are included in current liabilities at March 31, 1996 have agreed to convert the notes and accrued interest into shares of Series C Preferred Stock. When such notes are converted to Company stock, the Company's working capital deficit will be reduced by the balance of the notes plus accrued interest.

       Cash and cash equivalents increased from $727,000 at December 31, 1995 to $875,000 at March 31, 1996.

       The Company expects to continue to report losses in the near term as the level of expenses is expected to continue to exceed revenues. The Company must raise additional capital during the first half of 1996. Although the Company has continued to raise additional funds through private placements (described below), it cannot predict the source, terms, amount, form, and/or availability of additional capital to fund its operations to the end of the current year. Failure to raise such additional capital would cause the Company to severely curtail or cease operations. For more information concerning the Company's ability to continue as a going concern, see Note 2 to the consolidated financial statements.

       While the Company believes that its new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent, in part, upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies that have the required resources to develop and market certain of these products. There is no assurance that the Company's effort to develop such business alliances will be successful. Further, bovine superoxide dismutase sales of recent years to Sanofi Winthrop Inc. (18% of 1995 revenues) are not expected to continue. Sanofi Winthrop announced in October 1995 that a second Phase III trial on its drug, DISMUTEC(TM) (a coupled form of OXIS' bovine superoxide dismutase) to treat head trauma failed to show statistically significant improvements between the treatment and control groups.

       Through May 13, 1996, the Company has raised $1,463,000 through the sale of 1,125,590 shares of its Series C Preferred Stock. The Company expects that additional capital will be required during 1996 to continue operating in accordance with its current plans. However, no assurances can be given that the Company will successfully raise the needed capital. If the Company is unable to raise additional capital during the remainder of 1996, it would endeavor to extend its ability to continue in business through the reduction of personnel and facility costs, by slowing its research and development efforts, and by reducing other operating costs; however, no assurances can be given that it will be able to do so.


          RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996
                COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995

     REVENUES

       The Company's product sales for the quarters ended March 31, 1996 and 1995 were as follows:

                                                          1996         1995
                                                       ----------   ----------

            Diagnostic and research assays             $  621,000   $  559,000

            Bovine superoxide dismutase (bSOD)
              for research and human use                  621,000    1,121,000

            Palosein(R) (bSOD for veterinary use)          78,000      190,000

            Other                                          17,000      205,000
                                                       ----------   ----------

                                                       $1,337,000   $2,075,000
                                                       ==========   ==========

       Sales of the Company's diagnostic and research assays increased from $559,000 in the first quarter of 1995 to $621,000 in the first quarter of 1996. This increase of $62,000 was due primarily to an increase of volume in sales of the Company's research assays, which are sold almost entirely through distributors.

       Sales of bulk bSOD for research and human use decreased by $500,000 in the first quarter of 1996 as compared to the first quarter of 1995. Bulk bSOD sales in the first quarter of 1995 included a $948,000 sale of bSOD to Sanofi Winthrop Inc. Since no further sales of bSOD to Sanofi Winthrop are anticipated, future sales of bulk bSOD are largely dependent on the needs of the Company's Spanish licensee. Although the Spanish licensee's purchases of bSOD in the first and second quarters of 1996 have increased from the 1995 levels, the Company has received no further firm orders for bSOD beyond what has been shipped in the first two quarters of 1996 and does not expect the volume of sales in the first quarter of 1996 to continue for the remainder of the year. Thus, the Company's sales of bulk bSOD for the remainder of 1996 and beyond are uncertain and difficult to predict and no assurances can be given with respect thereto.

       Palosein(R) sales decreased from $190,000 in the first quarter of 1995 to $78,000 in the first quarter of 1996. The decrease in Palosein(R) sales is attributable primarily to a reduction in volume of Palosein(R) export sales and a reduction of purchases by domestic distributors in the first quarter of 1996 caused by a promotional campaign in the fourth quarter of 1995. The fourth quarter 1995 promotional campaign is not expected to adversely affect Palosein(R) sales after the second quarter of 1996.


COSTS AND EXPENSES

       Cost of sales as a percentage of product sales increased from 57% in the first quarter of 1995 to 69% in the first quarter of 1996. This increase in cost was primarily the result of (1) the decrease in 1996 of bulk bSOD sales which have a lower cost of sales than the Company's other products and (2) a lower price for a major portion of the first quarter 1996 bulk bSOD sales resulting in a lower margin realized than on the 1995 bulk bSOD sales. Cost of sales in both the first quarter of 1995 and the first quarter of 1996 include $184,000 in amortization of purchase adjustments relating to 1994 business acquisitions.

       Research and development expenses increased from $1,029,000 in the first quarter of 1995 to $1,182,000 in the first quarter of 1996. This increase was primarily the net result of three factors. First, the Company's research and development expenses in the first quarter of 1996 included the costs of the ongoing operations formerly carried out by Therox Pharmaceuticals, Inc. which was acquired by the Company in July 1995. Second, the Company's investment in its two lead therapeutics programs (glutathione peroxidase mimics and lipid soluble antioxidants) increased in the first quarter of 1996 with significant expenditures for preclinical testing by outside contractors. Third, a substantial portion of these increases were offset by cost reductions from the closure of the Company's Mountain View, California facility in the fourth quarter of 1995.

       Selling, general and administrative expenses increased from $645,000 in the first quarter of 1995 to $745,000 in the first quarter of 1996. The largest components of this increase are: increased activity relating to equity financing and investor relations, foreign exchange losses of $22,000 in the first quarter of 1996 and gains of $18,000 in the first quarter of 1995, and recruiting expenses in the first quarter of 1996 incurred in the Company's search for a Chief Operating Officer.


INTEREST INCOME AND EXPENSE

       Interest expense increased by $31,000 in the first quarter of 1996 as compared with the first quarter of 1995, primarily due to the interest on the Company's 8% convertible subordinated debentures issued in the fourth quarter of 1995.

NET LOSS

       The Company continued to experience losses in the first quarter of 1996. The first quarter 1996 loss of $1,546,000 ($.13 per share) was $789,000 greater than the $757,000 ($.08 per share) loss for the first quarter of 1995. The increase in the net loss is primarily due to the reduction in sales and gross margins and increased research and development and selling, general and administrative expenses.

       The Company expects to incur a substantial net loss for 1996. If sufficient additional capital is raised through private placement of securities (See Financial Condition, Liquidity and Capital Resources above), the Company plans to continue to invest in research and development activities and incur marketing, sales and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital, it will have to cease, or severely curtail, its operations. In the event that operations are severely curtailed, so that cash expenditures for operations are equal to receipts from product sales and royalties, the Company expects to continue to report net losses due to the amortization and potential write down of various assets.

                          PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits - See Exhibit Index on page 12.

       (b)  Reports on Form 8-K.

     The Company has filed with the Commission a Report on Form 8-K dated March 15, 1996 (the "Form 8-K"). The Form 8-K reports the sale of 587,053 shares of the Company's Series C Preferred Stock.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


     May 13, 1996                   By   /s/ Anna D. Barker
                                       --------------------
                                       Anna D. Barker, Ph.D.
                                       President and Chief Executive Officer



     May 13, 1996                   By   /s/ Jon S. Pitcher
                                       --------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer

                                 EXHIBIT INDEX

     Exhibit                                                     Page
     Number         Description of Document                     Number
    ---------       -----------------------                     ------
       3(a)    Certificate of Designations, Preferences, and
               Rights of Series C Preferred Stock of the
               Company                                            (1)

      27(a)    Financial data schedule
     --------------
     (1) Incorporated by reference to the Company's Form 8-K Current Report dated March 15, 1996.