Form 10-Q
period 1996-06-30
OXIS INTERNATIONAL INC
filed 1996-08-12
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---   Exchange Act of 1934 for the quarterly period ended June 30, 1996.

- ---   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from      to        .
                                                         ------   -------


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
                               YES   X      NO
                                    ----      ----


      At June 30, 1996, the issuer had outstanding the indicated number of shares of common stock: 13,289,896

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three months ended                Six months ended
                                                     June 30                         June 30
                                           ---------------------------   --------------------------------
                                               1996           1995           1996             1995
Revenues:
  Product sales                            $ 1,200,000    $ 1,065,000    $ 2,537,000         $ 3,140,000
  Royalties                                     28,000         21,000         58,000              72,000
                                           -----------    -----------    -----------         -----------
     Total revenues                          1,228,000      1,086,000      2,595,000           3,212,000

Cost and expenses:
  Cost of sales                                652,000        681,000      1,577,000           1,858,000
  Research and development                   1,179,000        990,000      2,361,000           2,019,000
  Selling, general and administrative          881,000        846,000      1,626,000           1,491,000
                                           -----------    -----------    -----------         -----------
     Total costs and expenses                2,712,000      2,517,000      5,564,000           5,368,000
                                           -----------    -----------    -----------         -----------
Operating loss                              (1,484,000)    (1,431,000)    (2,969,000)         (2,156,000)
Interest income                                 13,000         14,000         21,000              20,000
Interest expense                               (48,000)       (45,000)      (117,000)            (83,000)
                                           -----------    -----------    -----------         -----------
Net loss                                   $(1,519,000)   $(1,462,000)   $(3,065,000)        $(2,219,000)
                                           ===========    ===========    ===========         ===========

Net loss per share                         $      (.12)   $      (.15)   $      (.25)        $      (.23)
                                           ===========    ===========    ===========         ===========

Weighted average number of
  shares used in computation                12,204,520     10,015,050     12,164,472           9,698,138
                                           ===========    ===========    ===========         ===========

                          CONSOLIDATED BALANCE SHEETS

                                         June 30,     December 31,
                                           1996          1995
                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents              $1,129,000    $  727,000
  Accounts receivable                       622,000       823,000
  Inventories                               726,000       953,000
  Prepaid and other                         121,000       262,000
                                         ----------    ----------
     Total current assets                 2,598,000     2,765,000

Property and equipment, net                 908,000     1,092,000

Assets under capital leases, net          1,017,000     1,198,000

Technology for developed products
  and custom assays, net                  4,140,000     4,498,000

Other assets                                265,000       317,000
                                         ----------    ----------

     Total assets                        $8,928,000    $9,870,000
                                         ==========    ==========

                          CONSOLIDATED BALANCE SHEETS


                                                              June 30,         December 31,
                                                                1996              1995
                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                              $    296,000    $  1,616,000
  Accounts payable                                                942,000       1,182,000
  Customer deposits                                               125,000         250,000
  Accrued liabilities                                             798,000         903,000
  Current portion of capital lease obligations                    179,000         283,000
                                                             ------------    ------------
     Total current liabilities                                  2,340,000       4,234,000

Capital lease obligations and other                                18,000          77,000

8% convertible subordinated debentures                                 --       1,255,000

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 642,583 shares issued and outstanding
      (liquidation preference of $1,500,000)                        6,000           6,000
     Series C - 1,697,157 shares issued and
      outstanding                                                  17,000              --
     Series D - 2,000 shares issued and outstanding                    --              --
  Common stock - $.50 par value; 40,000,000 shares
   authorized; 13,289,896 shares issued and outstanding         6,645,000       6,062,000
  Additional paid in capital                                   30,030,000      25,210,000
  Accumulated deficit                                         (30,096,000)    (27,031,000)
  Accumulated translation adjustments                             (32,000)         57,000
                                                             ------------    ------------

     Total shareholders' equity                                 6,570,000       4,304,000
                                                             ------------    ------------

Total liabilities and shareholders' equity                   $  8,928,000    $  9,870,000
                                                             ============    ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                               -----------------------------
                                                                    1996           1995
Cash flows from operating activities:
 Net loss                                                       $(3,065,000)   $(2,219,000)
 Adjustments to reconcile net loss to cash provided
  by (used for) operating activities:
  Depreciation and amortization                                     712,000        690,000
  Changes in assets and liabilities:
   Accounts receivable                                              201,000       (148,000)
   Inventories                                                      227,000        103,000
   Other current assets                                             141,000        124,000
   Accounts payable                                                (240,000)      (500,000)
   Customer deposits                                               (125,000)      (866,000)
   Accrued liabilities                                               27,000        152,000
                                                                -----------    -----------

     Net cash used for operating activities                      (2,122,000)    (2,664,000)

Cash flows from investing activities:
 Redemption of certificates of deposit                                   --        397,000
 Purchases of equipment                                             (24,000)        (4,000)
 Other, net                                                          59,000       (118,000)
                                                                -----------    -----------

     Net cash provided by investing activities                       35,000        275,000

Cash flows from financing activities:
 Proceeds from issuance of short-term notes                          65,000      1,366,000
 Proceeds from issuance of stock, net of related cost             3,205,000      1,676,000
 Repayment of short-term borrowings                                (619,000)      (340,000)
 Repayment of long-term debt and capital lease obligations         (162,000)      (180,000)
                                                                -----------    -----------

     Net cash provided by financing activities                    2,489,000      2,522,000
                                                                -----------    -----------

Net increase in cash and cash equivalents                           402,000        133,000

Cash and cash equivalents - beginning of period                     727,000        936,000
                                                                -----------    -----------

Cash and cash equivalents - end of period                       $ 1,129,000    $ 1,069,000
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

    An annual report (Form 10-K) has been filed with the Securities and Exchange Commission ("Commission") for the year ended December 31, 1995. That report contains, among other information, a description of the business of OXIS International, Inc. ("OXIS" or the "Company"), audited financial statements, notes to the financial statements, the report of the independent auditors and management's discussion and analysis of results of operations and financial condition. Readers of this report are presumed to be familiar with that annual report.

    The functional currency of OXIS International S.A. ("OXIS S.A"), the Company's foreign subsidiary, is the French franc. OXIS S.A.'s assets and liabilities are translated using the exchange rate at the end of the period. Its statement of operations is translated at the average exchange rate during the period. Gains or losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity.


2.  BASIS OF PRESENTATION

    These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three years, and for the six months ended June 30, 1996. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

    The Company is currently seeking additional capital through another private placement of equity securities. If the Company is unable to raise additional capital during the remainder of 1996, it intends to curtail its operations through the reduction of personnel and facility costs and by slowing its research and development efforts. If the Company were unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

3.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at June 30, 1996 and December 31, 1995, consisted of the following:

                               June 30,     December 31,
                                 1996          1995
          Raw materials        $166,000       $173,000
          Work in process       215,000        354,000
          Finished goods        345,000        426,000
                               --------       --------

          Total                $726,000       $953,000
                               ========       ========


4.  SHAREHOLDERS' EQUITY

    During the first six months of 1996, the Company has issued 1,125,590 shares of its Series C Preferred Stock for cash of $1,463,000. In addition, in May 1996, the Company issued 648,490 shares of its Series C Preferred Stock in exchange for the cancellation of $766,000 principal plus accrued interest of $77,000 on 8% notes payable to former shareholders of the Company's French subsidiary. Each share of Series C Preferred Stock is initially convertible into one share of the Company's common stock at the option of the holder at any time. After six months following the closing of the sales of Series C Preferred Stock, the conversion ratio may be adjusted under certain circumstances, and after eight months following the closing, the Company has the right to automatically convert the Series C Preferred Stock into common stock under certain circumstances. Each share of Series C Preferred Stock is entitled to the number of votes equal to 1.30 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased.

    In May 1996, the Company issued 2,000 shares of its Series D Preferred Stock and warrants to purchase 810,126 shares of common stock for cash of $2,000,000. The Series D Preferred Stock entitles the holder thereof to convert its shares into a number of shares of common stock determined by dividing the stated value of the Series D Preferred Stock (i.e., $1,000 per share), plus a premium in the amount of 8% per annum of the stated value from the date of issuance, by a conversion price equal to the lesser of (i) $2.30 and (ii) a percentage (ranging from 100% on or before June 24, 1996 to 75% after July 3, 1996) of the average of the closing bid prices for shares of common stock for the five trading days immediately prior to conversion, but limited to a maximum of 2,424,884 shares of common stock.

    In June 1996, $1,255,000 principal plus accrued interest of $58,000 on the Company's 8% convertible subordinated debentures were converted into 1,050,217 shares of common stock.


5.  STOCK OPTIONS

    The Company has a stock incentive plan under which 2,200,000 shares of the Company's common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. During the six months ended June 30, 1996, options to purchase 612,500 shares at exercise prices of $1.6875 - $2.28125 have been issued under the plan. As of June 30, 1996, the Company had options outstanding to purchase 943,000 shares of the Company's common stock under this plan. As of June 30, 1996, options to purchase 594,494 shares of the Company's common stock at exercise prices of $1.6875 - $3.50 per share were exercisable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position has improved substantially during the first six months of 1996. At December 31, 1995, the Company had a working capital deficit of $1,469,000. As of June 30, 1996, the Company had positive working capital of $258,000. The improvement in working capital during the six-month period resulted primarily from the issuance of stock for cash (net proceeds of $3,205,000) and redemption of short-term notes and accrued interest of $843,000 in exchange for Series C Preferred Stock, offset by the net loss for the six months ($2,353,000, excluding depreciation and amortization).

    The Company's cash and cash equivalents also increased during the six-month period - from $727,000 as of December 31, 1995 to $1,129,000 as of June 30, 1996.

    However, the Company expects to continue to report losses in the near term as the level of expenses is expected to continue to exceed revenues. The Company must raise additional capital during the third quarter of 1996. Although the Company has continued to raise additional funds through private placements (described below), it cannot predict the source, terms, amount, form, and/or availability of additional capital to fund its operations to the end of the current year. Failure to raise such additional capital would cause the Company to severely curtail or cease operations. For more information concerning the Company's ability to continue as a going concern, see Note 2 to the consolidated financial statements.

    While the Company believes that its new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent, in part, upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies that have the required resources to develop and market certain of these products. There is no assurance that the Company's effort to develop such business alliances will be successful. Further, bovine superoxide dismutase sales of recent years to Sanofi Winthrop Inc. (18% of 1995 revenues) are not expected to continue. Sanofi Winthrop announced in October 1995 that a second Phase III trial on its drug, DISMUTEC(TM) (a coupled form of OXIS' bovine superoxide dismutase ("bSOD")) to treat head trauma failed to show statistically significant improvements between the treatment and control groups.

    During the first six months of 1996, the Company has raised approximately $3,200,000 cash through the sale of its Series C and Series D Preferred Stock. The Company expects that additional capital will be required during 1996 to continue operating in accordance with its current plans. However, no assurances can be given that the Company will successfully raise the needed capital. If the Company is unable to raise additional capital during the remainder of 1996, it would endeavor to extend its ability to continue in business through the reduction of personnel and facility costs, by slowing its research and development efforts, and by reducing other operating costs; however, no assurances can be given that it will be able to do so.


           RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996
                COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

    REVENUES

    The Company's product sales for the quarter ended June 30, 1996 were $1,200,000, a 13% increase over sales of $1,065,000 for the second quarter of 1995. The increase in sales resulted from an increase in the quantity of bulk bSOD sold in the second quarter of 1996 as compared to the second quarter of 1995 (an increase of $213,000). The increase in bulk bSOD sales was partially offset by a decrease in sales of the Company's commercial diagnostics.

    COSTS AND EXPENSES

    Cost of sales as a percentage of sales decreased from 65% for the quarter ended June 30, 1995 to 55% for the quarter ended June 30, 1996. The decrease in cost of sales as a percentage of sales resulted primarily from a single sale of product with a lower than normal cost in the second quarter of 1996.

    Research and development expenses increased by $189,000, from $990,000 in the second quarter of 1995 to $1,179,000 in the second quarter of 1996. This increase in research and development expense is the result of increased expenditures relating to preclinical development work on the Company's lead therapeutics program (glutathione peroxidase mimics) of approximately $300,000 and the cost (approximately $130,000) of the ongoing operations formerly carried out by Therox Pharmaceuticals, Inc. ("Therox"), which was acquired by the Company in July 1995. These increases in costs were offset by a cost reduction of approximately $200,000 from the closure of the Company's Mountain View, California facility in the fourth quarter of 1995.

    NET LOSS

    The Company's net loss increased by $57,000, from $1,462,000 ($.15 per share) for the second quarter of 1995 to $1,519,000 ($.12 per share) for the second quarter of 1996. The increase in the net loss was principally caused by the $189,000 increase in research and development expenses, offset by an increase of $164,000 in gross margin from product sales.

       RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED
                      WITH SIX MONTHS ENDED JUNE 30, 1995

    REVENUES

    The Company's product sales for the first six months of 1996 were $2,537,000, compared to $3,140,000 for the corresponding period in 1995, a decrease of $603,000. The decrease is composed of decreases in sales of bulk bSOD ($286,000), Palosein(R) ($94,000), commercial diagnostics ($36,000) and other products ($268,000). Sales of research assays increased by $81,000.

    Bulk bSOD sales in 1995 included a $948,000 sale to Sanofi Winthrop Inc. No further sales of bSOD to Sanofi Winthrop Inc. are expected. Sales of bSOD to the Company's Spanish distributor increased during the first six months of 1996 as compared to the 1995 levels, but sales of bulk bSOD for the remainder of 1996 and beyond are uncertain and difficult to predict and no assurances can be given with respect thereto.

    The decrease in Palosein(R) sales is attributable primarily to a reduction in volume of Palosein(R) export sales and a reduction of purchases by domestic distributors in 1996 caused by an increase in purchases by those distributors during a promotional campaign in the fourth quarter of 1995. The fourth quarter 1995 promotional campaign is not expected to adversely affect Palosein(R) sales after the second quarter of 1996. The reduction in sales of other products is due primarily to the completion of a contract in early 1996.

    COSTS AND EXPENSES

    Cost of sales as a percent of product sales increased from 60% in the first half of 1995 to 62% in the first half of 1996. Cost of sales in both the first six months of 1995 and 1996 include $368,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Excluding such amortization, cost of sales in both six-month periods would have been 48% of product sales.

    Research and development expenses increased by $342,000, from $2,019,000 for the first six months of 1995 to $2,361,000 for the first six months of 1996. Increases in research and development expenses included increased expenses relating to preclinical development work on the Company's lead therapeutics program ($461,000) and costs of the former Therox operations ($312,000). In May 1996, the Company closed the laboratory in Malvern, Pennsylvania formerly occupied by Therox and expects to realize savings from this closure in the third quarter of 1996. Increases in research and development expenses were offset by a reduction in costs of approximately $438,000 resulting from the closure of the Company's Mountain View, California facility in the fourth quarter of 1995.

    Selling, general and administrative expenses increased from $1,491,000 for the first six months of 1995 to $1,626,000 for the first six months of 1996, an increase of $135,000. Selling, general and administrative expenses in the first six months of 1996 include $35,000 in fees for listing additional common shares on the NASDAQ National Market. Additionally, consulting costs increased by $43,000, consisting mostly of recruiting expenses incurred in the Company's search for a Chief Operating Officer. The search was concluded with the hiring of a Chief Operating Officer in March 1996.


    INTEREST EXPENSE

    Interest expense increased by $34,000 in the first six months of 1996 as compared to the first six months of 1995, primarily due to interest on the Company's 8% convertible subordinated debentures issued in the fourth quarter of 1995. During the second quarter of 1996 the Company substantially reduced its interest-bearing obligations through cash payments of $619,000, the cancellation of $766,000 of 8% notes in exchange for Series C Preferred Stock, and conversion of $1,255,000 of 8% convertible subordinated debentures into common stock. These transactions will result in a substantial reduction of the Company's interest expense in the third quarter of 1996.

    NET LOSS

    The Company's loss for the first six months of 1996 was $3,065,000 ($.25 per share) compared to a loss of $2,219,000 ($.23 per share) for the first six months of 1995. The increase in the net loss is primarily due to reduced profit margins on product sales ($322,000), increased research and development expenses ($342,000) and increased selling, general and administrative expenses ($135,000).

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1996 Annual Meeting of Stockholders held on June 13, 1996 ("1996 Stockholders Meeting"), the Company's stockholders elected the following persons to the Company's Board of Directors:

                                  Common           Common
     Name                       Shares FOR     Shares WITHHELD
     ----                       ----------     ---------------

   Ray R. Rogers                10,279,367           388,238
   Anna D. Barker, Ph.D.        10,295,546           372,059
   Timothy Biro                 10,270,746           396,859
   Stuart S. Lang               10,270,796           396,809
   James D. McCamant            10,270,166           397,439
   Gerald D. Mayer, Ph.D.       10,272,796           394,809
   David A. Needham, Ph.D.      10,297,796           369,809
   A.R. Sitaraman               10,268,066           399,539

In addition to the common shares, Series B Preferred Stock with voting rights equivalent to 642,583 common shares and Series C Preferred Stock with voting rights equivalent to 294,082 common shares voted for each nominee for director. No holders of Series B or Series C Preferred Stock withheld votes.

At the 1996 Stockholders Meeting, the stockholders also approved (1) an amendment of the Company's 1994 Stock Incentive Plan (as described in greater detail in the Proxy Statement dated April 26, 1996) to increase the number of shares of common stock available for issuance thereunder by 1,000,000 shares, to an aggregate of 2,200,000 shares (7,362,435 common shares, Series B Preferred shares with 642,583 equivalent common votes and Series C Preferred shares with 294,082 equivalent common votes voting for; 646,260 common shares voting against; 122,051 common shares abstaining; and 2,526,859 broker non-votes) and
(2) an amendment of the Company's Restated Certificate of Incorporation to (i) increase the authorized number of shares of OXIS common stock from 25,000,000 shares to 40,000,000 shares and (ii) increase the authorized number of shares of OXIS preferred stock from 5,000,000 shares to 15,000,000 shares (7,318,526 common shares, Series B Preferred shares with 642,583 equivalent common votes and Series C Preferred with 294,082 equivalent common votes voting for; 568,625 common shares voting against; 46,558 common shares abstaining; and 2,733,896 broker non-votes.)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits - See Exhibit Index on page 15.


(b)  Reports on Form 8-K.

The Company filed with the Commission a Report on Form 8-K on May 24, 1996 which reports the sale of Series C and Series D Preferred Stock.

The Company also filed with the Commission a Report on Form 8-K on June 21, 1996, which demonstrates compliance with the NASD minimum requirement for net tangible assets of NASDAQ National Market Issuers.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


August 8, 1996                      By  /s/Anna D. Barker
                                       -------------------
                                       Anna D. Barker
                                       President and Chief Executive Officer



August 8, 1996                      By  /s/Jon S. Pitcher
                                       ------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                      Page
Number              Description of Document                 Number


  3(a)              Certificate of Designations,
                    Preferences, and Rights of
                    Series D Preferred Stock of
                    the Company                               (1)

  27(A)             Financial data schedule                    16



  __________
  (1) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on May 24, 1996.