Form 10-K/A
period 1995-12-31
OXIS INTERNATIONAL INC
filed 1996-08-22
CIK 109657

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

 X    Annual report pursuant to Section 13 or 15(d) of the Securities
- ---   Exchange Act of 1934 for the fiscal year ended December 31, 1995.

      Transition report pursuant to Section 13 or 15(d) of the Securities
- ---   Exchange Act of 1934 for the transition period from ______ to _______.

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

     REVENUE RECOGNITION - The Company recognizes product sales upon shipment of the product to the customer. Sales from custom assay development contracts is recognized as the work is performed. Revenue derived from royalties pursuant to license agreements is recognized after sales information is reported by licensees.

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

  Dated:  August 21, 1996


                                    OXIS INTERNATIONAL, INC.
                                    Registrant

                                    By: /s/ Anna D. Barker
                                        -------------------------------------
                                        Anna D. Barker
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ Jon S. Pitcher
                                        -------------------------------------
                                        Jon S. Pitcher
                                        Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX

           EXHIBIT                                                  PAGE
           NUMBER          DESCRIPTION OF DOCUMENT                 NUMBER
           -------         -----------------------                 ------

           23(a)           Consent of Deloitte & Touche LLP

