Form 10-Q
period 1996-09-30
OXIS INTERNATIONAL INC
filed 1996-11-13
CIK 109657

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
         Exchange Act of 1934 for the quarterly period ended September 30, 1996.

         Transition report pursuant to Section 13 or 15(d) of the Securities
  -----
         Exchange Act of 1934 for the transition period from ___  to ___.



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


   At September 30, 1996, the issuer had outstanding the indicated number of shares of common stock:  13,314,896

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three months ended                  Nine months ended
                                                    September 30                      September 30
                                           --------------------------        ----------------------------
                                               1996           1995               1996           1995
Revenues:
  Product sales                            $ 1,396,000    $ 1,024,000        $ 3,933,000      $ 4,164,000
  Royalties and license fees                     6,000         74,000             64,000          146,000
                                           -----------    -----------        -----------      -----------
     Total revenues                          1,402,000      1,098,000          3,997,000        4,310,000

Cost and expenses:
  Cost of sales                                967,000        735,000          2,544,000        2,593,000
  Research and development                   1,258,000      1,025,000          3,619,000        3,044,000
  Selling, general and administrative          621,000        827,000          2,247,000        2,318,000
  Purchased in-process
   technology                                       --      3,329,000                 --        3,329,000
                                           -----------    -----------        -----------      -----------
     Total costs and expenses                2,846,000      5,916,000          8,410,000       11,284,000
                                           -----------    -----------        -----------      -----------
Operating loss                              (1,444,000)    (4,818,000)        (4,413,000)      (6,974,000)
Interest income                                 12,000         16,000             33,000           36,000
Interest expense                                (7,000)       (29,000)          (124,000)        (112,000)
                                           -----------    -----------        -----------      -----------
Net loss                                   $(1,439,000)   $(4,831,000)       $(4,504,000)     $(7,050,000)
                                           -----------    -----------        -----------      -----------

Net loss per share                               $(.11)         $(.41)             $(.36)           $(.68)
                                           -----------    -----------        -----------      -----------

Weighted average number of
  shares used in computation                13,301,037     11,858,200         12,546,092       10,426,071
                                           -----------    -----------        -----------      -----------

                          CONSOLIDATED BALANCE SHEETS


                                       September 30,  December 31,
                                           1996          1995
                                       (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents               $  140,000    $  727,000
 Accounts receivable                      1,039,000       823,000
 Inventories                                605,000       953,000
 Prepaid and other                          206,000       262,000
                                         ----------    ----------
  Total current assets                    1,990,000     2,765,000

Property and equipment, net               1,357,000     1,092,000

Assets under capital leases, net            445,000     1,198,000

Technology for developed products
 and custom assays, net                   3,961,000     4,498,000

Other assets                                293,000       317,000
                                         ----------    ----------

  Total assets                           $8,046,000    $9,870,000
                                         ----------    ----------

                          CONSOLIDATED BALANCE SHEETS


                                                            September 30,   December 31,
                                                               1996             1995
                                                            (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                                              $    288,000    $  1,616,000
 Accounts payable                                              1,612,000       1,182,000
 Customer deposits                                               256,000         250,000
 Accrued liabilities                                             630,000         903,000
 Current portion of capital lease obligations                    151,000         283,000
                                                            ------------    ------------
   Total current liabilities                                   2,937,000       4,234,000

Capital lease obligations and other                                9,000          77,000

8% convertible subordinated debentures                                --       1,255,000

Shareholders' equity:
 Preferred stock - $.01 par value; 15,000,000 shares
  authorized:
   Series B - 642,583 shares issued and outstanding
    (liquidation preference of $1,500,000)                         6,000           6,000
   Series C - 1,697,157 shares issued and
    outstanding                                                   17,000              --
   Series D - 2,000 shares issued and outstanding                     --              --
 Common stock - $.50 par value; 40,000,000 shares
  authorized; 13,314,896 shares issued and outstanding         6,658,000       6,062,000
 Additional paid in capital                                   29,993,000      25,210,000
 Accumulated deficit                                         (31,534,000)    (27,031,000)
 Accumulated translation adjustments                             (40,000)         57,000
                                                            ------------    ------------

   Total shareholders' equity                                  5,100,000       4,304,000
                                                            ------------    ------------

Total liabilities and shareholders' equity                  $  8,046,000    $  9,870,000
                                                            ------------    ------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                   1996             1995
Cash flows from operating activities:
 Net loss                                                       $(4,504,000)   $(7,050,000)
 Adjustments to reconcile net loss to cash provided
  by (used for) operating activities:
   Depreciation and amortization                                  1,013,000      1,024,000
   Purchased in-process technology                                       --      3,329,000
   Changes in assets and liabilities:
    Accounts receivable                                            (216,000)      (393,000)
    Inventories                                                     348,000         79,000
    Other current assets                                             56,000        246,000
    Accounts payable                                                430,000       (476,000)
    Customer deposits                                                 6,000       (866,000)
    Accrued liabilities                                            (141,000)        48,000
                                                                -----------    -----------

     Net cash used for operating activities                      (3,008,000)    (4,059,000)

Cash flows from investing activities:
 Redemption of certificates of deposit                                   --        496,000
 Purchases of equipment                                             (54,000)       (45,000)
 Acquisition and stock issuance costs                                    --       (506,000)
 Cash of business acquired                                               --         73,000
 Other, net                                                          55,000       (113,000)
                                                                -----------    -----------

     Net cash provided by investing activities                        1,000        (95,000)

Cash flows from financing activities:
 Proceeds from issuance of short-term notes                          65,000      1,366,000
 Proceeds from issuance of stock, net of related cost             3,181,000      3,538,000
 Repayment of short-term borrowings                                (627,000)      (340,000)
 Repayment of long-term debt and capital lease obligations         (199,000)      (338,000)
                                                                -----------    -----------

     Net cash provided by financing activities                    2,420,000      4,226,000
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents               (587,000)        72,000

Cash and cash equivalents - beginning of period                     727,000        936,000
                                                                -----------    -----------

Cash and cash equivalents - end of period                       $   140,000    $ 1,008,000
                                                                -----------    -----------

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


2.  BASIS OF PRESENTATION

  These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three years, and for the nine months ended September 30, 1996. As of September 30, 1996, the Company's current liabilities exceeded its current assets by $947,000. These and other factors indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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


3.  INVENTORIES

  Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at September 30, 1996 and December 31, 1995, consisted of the following:

                               September 30,    December 31,
                                   1996             1995

          Raw materials          $171,000         $173,000
          Work in process         202,000          354,000
          Finished goods          232,000          426,000
                                 --------         --------

          Total                  $605,000         $953,000
                                 --------         --------


4.  SHAREHOLDERS' EQUITY

  During the first six months of 1996, the Company issued 1,125,590 shares of its Series C Preferred Stock for cash of $1,463,000. In addition, in May 1996, the Company issued 648,490 shares of its Series C Preferred Stock in exchange for the cancellation of $766,000 principal plus accrued interest of $77,000 on 8% notes payable to former shareholders of the Company's French subsidiary. Each share of Series C Preferred Stock is initially convertible into one share of the Company's common stock at the option of the holder at any time. After six months following the closing of the sales of Series C Preferred Stock, the conversion ratio may be adjusted under certain circumstances, and after eight months following the closing, the Company has the right to automatically convert the Series C Preferred Stock into common stock under certain circumstances. Each share of Series C Preferred Stock is entitled to the number of votes equal to 1.30 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased.

  In May 1996, the Company issued 2,000 shares of its Series D Preferred Stock and warrants to purchase 810,126 shares of common stock for cash of $2,000,000. The Series D Preferred Stock entitles the holder thereof to convert its shares into a number of shares of common stock determined by dividing the stated value of the Series D Preferred Stock (i.e., $1,000 per share), plus a premium in the amount of 8% per annum of the stated value from the date of issuance, by a conversion price equal to the lesser of (i) $2.30 and (ii) a percentage (ranging from 100% on or before June 24, 1996 to 75% after August 3, 1996) of the average of the closing bid prices for shares of common stock for the five trading days immediately prior to conversion, but limited to a maximum of 2,424,884 shares of common stock.

  In June 1996, $1,255,000 principal plus accrued interest of $58,000 on the Company's 8% convertible subordinated debentures were converted into 1,050,217 shares of common stock.


5.  STOCK OPTIONS

  The Company has a stock incentive plan under which 2,200,000 shares of the Company's common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. During the nine months ended September 30, 1996, options to purchase 642,500 shares at exercise prices of $1.56 - $2.28125 have been issued under the plan. As of September 30, 1996, the Company had options outstanding to purchase 973,000 shares of the Company's common stock under this plan. As of September 30, 1996, options to purchase 637,826 shares of the Company's common stock at exercise prices of $1.56 - $3.50 per share were exercisable.


6.  CONVERTIBLE TERM NOTES

  Subsequent to September 30, 1996, the Company sold $1,000,000 of secured convertible term notes with warrants to two of the Company's current shareholders. The notes bear interest at 10% per annum, are due in June 1997, and are initially convertible into common stock at a price of $1.4125 per share. The warrants issued entitle the holders to purchase up to 300,000 shares of common stock, initially at an exercise price of $1.58125 per share. The conversion rate of the convertible term notes and the exercise price of the warrants are subject to change under certain circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

 The Company's working capital position has improved during the first nine months of 1996. At December 31, 1995, the Company had a working capital deficit of $1,469,000. As of September 30, 1996, the Company's working capital deficit had been reduced to $947,000. The improvement in working capital during the nine-month period resulted primarily from the issuance of stock for cash (net proceeds of $3,181,000) and redemption of short-term notes and accrued interest of $843,000 in exchange for Series C Preferred Stock, offset by the net loss for the nine months ($3,491,000, excluding depreciation and amortization).

 The Company's cash and cash equivalents decreased during the nine-month period
 - from $727,000 as of December 31, 1995 to $140,000 as of September 30, 1996.

 The Company expects to continue to report losses in the near term as the level of expenses is expected to continue to exceed revenues. The Company must raise additional capital during the remainder of 1996. Although the Company has continued to raise additional funds through private placements (described below), it cannot predict the source, terms, amount, form, and/or availability of additional capital to fund its operations to the end of the current year. Failure to raise such additional capital would cause the Company to severely curtail or cease operations. For more information concerning the Company's ability to continue as a going concern, see Note 2 to the consolidated financial statements.

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

 During the first nine months of 1996, the Company has raised approximately $3,200,000 cash through the sale of its Series C and Series D Preferred Stock. In addition, in October 1996, the Company raised an additional $1,000,000 through the sale of convertible term notes with warrants. The Company expects that additional capital will be required during 1996 to continue operating in accordance with its current plans. However, no assurances can be given that the Company will successfully raise the needed capital, or that if it is able to raise the needed capital, it will do so on favorable terms and conditions. If the Company is unable to raise additional capital during the remainder of 1996, it would endeavor to extend its ability to continue in business through the reduction of personnel and facility costs, by slowing its research and development efforts, and by reducing other operating costs; however, no assurances can be given that it will be able to do so.

  RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
                     THREE MONTHS ENDED SEPTEMBER 30, 1995

 REVENUES

 The Company's product sales for the quarter ended September 30, 1996 were $1,396,000, a 36% increase over sales of $1,024,000 for the third quarter of 1995. The increase in sales resulted from an increase in the quantity of bulk bSOD sold in the third quarter of 1996 as compared to the third quarter of 1995 (an increase of $418,000).

 COSTS AND EXPENSES

 Cost of sales as a percentage of sales decreased from 72% for the quarter ended September 30, 1995 to 69% for the quarter ended September 30, 1996. The decrease in cost of sales as a percentage of sales resulted primarily from the increase in bulk bSOD sales which generally have a lower cost than the Company's other products.

 Research and development expenses increased by $233,000, from $1,025,000 in the third quarter of 1995 to $1,258,000 in the third quarter of 1996. This increase in research and development expenses is the result of increased expenditures relating to preclinical development work on the Company's lead therapeutics program (glutathione peroxidase mimics) of approximately $353,000, offset by a cost reduction of approximately $160,000 from the closure of the Company's Mountain View, California facility in the fourth quarter of 1995.

 Selling, general and administrative expenses decreased by $206,000, from $827,000 in the third quarter of 1995 to $621,000 in the third quarter of 1996. In the third quarter of 1996 all of the Company's manufacturing operations were consolidated in the United States and the French subsidiary became a research facility. In connection with this restructuring, two administrative positions have been eliminated and certain other costs which were previously charged to administrative expenses are now being classified as research and development costs. The administrative costs of the Company's French subsidiary decreased $124,000 in the third quarter of 1996 as compared to the third quarter of 1995. Other reductions in the third quarter of 1996 as compared to the third quarter of 1995 included a $37,000 decrease in legal fees, a reduction of $39,000 in amortization of deferred financing costs relating to the Company's 8% convertible subordinated debentures which were converted to common stock in June 1996, and costs relating to the Company's annual shareholder meeting and solicitation of proxies (approximately $25,000) incurred in the third quarter of 1995, but incurred in the second quarter of 1996.

 NET LOSS

 The Company's net loss decreased by $3,392,000, from $4,831,000 ($.41 per share) for the third quarter of 1995 to $1,439,000 ($.11 per share) for the third quarter of 1996. The net loss for the third quarter of 1995 includes a charge of $3,329,000 for the effect of purchased in-process technology relating to the acquisition of Therox Pharmaceuticals, Inc. ("Therox") in July 1995. Excluding the charge for purchased in-process technology, the net loss for the third quarter of 1995 would have been $1,502,000 ($.13 per share).


         RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996
              COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

 REVENUES

 The Company's product sales for the first nine months of 1996 were $3,933,000 , compared to $4,164,000 for the corresponding period in 1995, a decrease of $231,000. The decrease is composed of decreases in sales of Palosein ($93,000) and other products ($335,000), offset by increases in sales of bulk bSOD ($153,000) and research assays ( $48,000).

 Bulk bSOD sales in 1995 included a $948,000 sale to Sanofi Winthrop Inc. No further sales of bSOD to Sanofi Winthrop Inc. are expected. Sales of bSOD to the Company's Spanish distributor increased during the first nine months of 1996 as compared to the 1995 levels.

 The decrease in Palosein sales is attributable primarily to a reduction in the volume of Palosein export sales and a reduction of purchases by domestic distributors in the first half of 1996 caused by an increase in purchases by those distributors during a promotional campaign in the fourth quarter of 1995. The reduction in sales of other products is due primarily to the completion of a contract in early 1996.

 COSTS AND EXPENSES

 Cost of sales as a percent of product sales increased from 62% in the first nine months of 1995 to 65% in the first nine months of 1996. Cost of sales in both the first nine months of 1995 and 1996 include $552,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Excluding such amortization, cost of sales would have been 51% of product sales for the first nine months of 1995 and 49% for the first nine months of 1996.

 Research and development expenses increased by $575,000, from $3,044,000 for the first nine months of 1995 to $3,619,000 for the first nine months of 1996. Increases in research and development expenses included increased expenses relating to preclinical development work and a Phase I clinical trial on the Company's lead therapeutics program ($789,000) and costs of the former Therox operations ($295,000). In May 1996, the Company closed the laboratory in Malvern, Pennsylvania formerly occupied by Therox. Increases in research and development expenses were offset by a reduction in costs of approximately $598,000 resulting from the closure of the Company's Mountain View, California facility in the fourth quarter of 1995.

 Selling, general and administrative expenses decreased from $2,318,000 for the first nine months of 1995 to $2,247,000 for the first nine months of 1996, a decrease of $71,000. This decrease is primarily due to the reduction in administrative costs of the French subsidiary in the third quarter.

 NET LOSS

 The Company's loss for the first nine months of 1996 was $4,504,000 ($.36 per share) compared to a loss of $7,050,000 ($.68 per share) for the first nine months of 1995. The net loss for the first nine months of 1995 includes a charge of $3,329,000 for the effect of purchased in-process technology relating to the acquisition of Therox in July 1995. Excluding the charge for purchased in-process technology, the net loss for the first nine months would have been $3,721,000 ($.36 per share).

 Excluding the charge for purchased in-process technology, the net loss increased by $783,000 for the first nine months of 1996 as compared to the first nine months of 1995. The major factors contributing to this increase were a $182,000 reduction in profit margins on product sales and the increase of $575,000 in research and development expenses.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits - See Exhibit Index on page 14.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


November 11, 1996                   By   /s/ Anna D. Barker
                                         ------------------
                                         Anna D. Barker
                                         President and Chief Executive Officer



November 11, 1996                    By  /s/ Jon S. Pitcher
                                         ------------------
                                         Jon S. Pitcher
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                    Page
Number                 Description of Document            Number

  27(A)             Financial data schedule                 _____