Form 10-K
period 1996-12-31
OXIS INTERNATIONAL INC
filed 1997-03-31
CIK 109657

                                    PART I

ITEM 1.    BUSINESS.


INTRODUCTION

     Certain of the statements contained in this report are forward-looking statements based on current expectations which involve a number of uncertainties. The events described herein may not occur due to risks inherent in research and product development, the uncertainty of market acceptance of Company products, the possible inability to obtain financing, and other factors. Accordingly, the Company's future activities may differ materially from those projected in the forward-looking statements.

     OXIS International, Inc., (the "Company"), a Delaware corporation, is a leader in the discovery, development and commercialization of therapeutic and diagnostic products to diagnose, treat and prevent diseases of oxidative stress. Oxidative stress occurs when the concentration of free radicals and reactive oxygen species ("ROS"), highly reactive molecules produced during oxidative processes, exceed the body's antioxidant defense mechanisms.

     The Company consists of two closely related operating units: an international diagnostic business which markets research and commercial diagnostic assays and fine chemicals to research and clinical laboratories; and a drug discovery business focused on new drugs to treat diseases associated with tissue damage from free radicals and reactive oxygen species.


     The Company has targeted its drug discovery and development programs to address diseases that have underlying pathologies based on oxidative stress, and for which there is currently no optimum treatment. The Company has identified lead molecules from two series of small molecular weight antioxidants. The first of these lead molecules has completed Phase I clinical trials, and the second is in preclinical development. In addition, the Company is developing a series of earlier stage compounds for the treatment of cancer.

     The Company derives current business revenues from its diagnostic assays and two fine chemicals, ergothioneine and bovine superoxide dismutase ("bSOD"). The Company's diagnostic products portfolio includes fourteen commercial therapeutic drug monitoring ("TDM") assays based on fluorescence polarization immunoassay technology ("FPIA"); twelve drugs of abuse assays which utilize an enzyme-multiplied immunoassay technique ("EMIT"); and six assays to measure oxidative stress.

     The Company's twelve FDA-cleared therapeutic drug monitoring ("TDM") assays are sold to clinical and reference laboratories, primarily through a network of international distributors. The assays for markers of oxidative stress are sold through international distribution and catalog sales to basic researchers and clinicians working in oxidative stress research. The Company's TDM assays are designed to run on Abbott's TDx(R) and TDx/FLx(R) instruments, while the enzyme immunoassays and colorimetric assays run on a variety of commercially available instruments.

     The Company has invested significant resources to build an early and substantial patent position on both its antioxidant therapeutic technologies and selected oxidative stress assays.

     The Company's corporate offices are located in a 15,000 sq. ft. facility at 6040 N. Cutter Circle, Suite 317, Portland, OR 97217. Research operations of the Company are located outside of Paris at Z.A. des Petits Carreaux, 2, av. des Coquelicots, 94385 Bonneuil-Sur-Marne, Cedex, France.


ACQUISITIONS/MERGERS

     In September 1994, the Company acquired Bioxytech S.A. located in Paris, France, and merged with International BioClinical, Inc. ("IBC"), an Oregon corporation, and changed its name from DDI Pharmaceuticals, Inc. to OXIS International, Inc. Bioxytech S.A. was subsequently renamed OXIS International S.A. ("OXIS S.A."). At the time of the acquisition, OXIS S.A.'s research and development programs were focused on the synthesis of novel antioxidant therapeutic molecules and assays to measure markers of oxidative stress. OXIS S.A. was also selling six research assays for measuring specific markers of oxidative stress. IBC was selling thirteen therapeutic drug monitoring ("TDM") assays at the time of its acquisition by the Company. It was also developing one additional TDM assay and a
     (beta)-lactamase rapid detection test, both of which were completed during 1995.

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

     Prior to the acquisitions of Bioxytech S.A. and International BioClinical, Inc. in 1994, substantially all of the Company's research and development efforts involved superoxide dismutase ("SOD") and poly-ethylene glycol ("PEG"). The 1994 and 1995 acquisitions substantially expanded the Company's research and development capabilities in the areas of synthetic chemistry, biochemistry and diagnostic assay development.


RESEARCH AND DEVELOPMENT

     The Company's research and development programs are focused primarily on the discovery and development of new therapeutic molecules to combat diseases related to damage from oxidative stress. OXIS believes that the control or elimination of oxidative stress represents an important but largely untapped area for drug development. The Company's technical approach is to supplement the natural defense systems through unique, synthetic molecules which, because of their pharmacological and/or distribution properties, will reduce oxidative stress in target cells and tissues.

     The Company has designed and synthesized several series of novel compounds, including: low-molecular-weight biomimetic antioxidants (Glutathione Peroxidase Mimics Program) and pro-oxidants (Cancer Therapeutics Program) that are based on unique selenium chemistry; and lipid soluble antioxidants and combination enzyme inhibitors/lipid soluble antioxidants (Lipid Soluble Antioxidants Program). OXIS has demonstrated that certain of its therapeutic molecules may act via two mechanisms to reduce oxidative stress in cells: through direct control of oxidative damage; and by decreasing specific signals that trigger the inflammatory cycle. Both of the Company's lead therapeutic molecules have been shown to inhibit levels of NF-(kappa)B, a transcription factor believed to be activated by elevated concentrations of ROS. NF-(kappa)B is known to activate genes involved in initiating the inflammatory response. The Company believes that the control of ROS, and associated decreases in NF-(kappa)B activation, will block the initiation of the inflammatory response earlier in the cycle than most drugs currently used to treat certain complex inflammatory diseases.

     A brief summary of the Company's synthetic therapeutics research and development programs follows:

     GLUTATHIONE PEROXIDASE MIMICS PROGRAM (GPX). The GPx mimics are small molecular weight, orally bioavailable compounds that were designed to catalyze the inactivation of toxic hydroperoxides. These molecules act as chemical catalysts. The lead molecule, BXT-51072, has demonstrated significant protection of endothelial cells from direct peroxidase damage and down regulates various inflammatory mediators and neutrophil adhesion. An oral formulation of BXT-51072 is being developed for the treatment of Inflammatory Bowel Disease ("IBD"), with Acute Respiratory Distress Syndrome ("ARDS") projected to be a secondary indication for the intravenous formulation of the drug. BXT-51072 has demonstrated activity in animal models of IBD, and in a porcine model of restenosis. A Phase I clinical trial was just completed at the end of 1996 and an investigational new drug application has been filed with the Food and Drug Administration (the "FDA") for a Phase II study in patients with IBD. This trial is expected to begin in mid-1997.

     A patent on this class of compounds has been issued in France and patent applications are pending in the United States, Japan, Canada, Australia and Europe.

     LIPID SOLUBLE ANTIOXIDANTS PROGRAM (LSA). The LSA compounds were designed to combine the antioxidant capabilities of ascorbic acid with the membrane-protecting effects of vitamin E. The lead molecule from this series, TX-153, has also shown significant protection of endothelial cells from direct peroxide damage, and, like BXT-51072, suppresses various inflammatory mediators and reduces neutrophil adhesion. Although TX-153 apparently acts to control ROS in cells through a different pathway than the GPx mimics, it also appears to inhibit NF-(kappa)B.

     TX-153 is entering preclinical toxicology studies, with Phase I clinical studies anticipated to begin in 1998.

     The Company has four issued U.S. patents, and patent applications pending in the United States, Mexico, Japan, Canada and Europe on these compounds.

     CANCER THERAPEUTICS PROGRAM. The Company has designed compounds which utilize the destructive nature of free radicals to treat hormone-dependent cancers by selectively killing tumor cells by activating ROS. Hormone-dependent cancers such as breast and prostate cancer were chosen as potential indications for this series of molecules due to the specific hormone receptors on their cell membranes. Molecules that mimic the enzyme glutathione oxidase have been synthesized, and two strategies are being investigated to deliver the molecules to tumor cells and initiate the production of ROS inside these cells. Specific steroid molecules are being tested for their ability to target tumor cells, and a prodrug approach is being used to provide a source of ROS that can be turned on inside the cell. A lead molecule has not yet been selected for this series. The indications for this series of drugs include breast and prostate cancer, but the approach may also be applicable to other tumors.

     The Company has filed patent applications on this series of pro-oxidant molecules in the United States and France.

     In addition to its research and development programs in synthetic antioxidants, OXIS also has conducted research programs in the development of oxidative stress assays, bovine superoxide dismutase and poly-ethylene glycol technology. The status of these programs are as follows:

     OXIDATIVE STRESS ASSAYS. The Company has developed six research assay kits for markers of oxidative stress that are designed to ultimately facilitate diagnosis and optimize therapy of free radical-associated diseases. These assays also provide developmental synergy for the pharmaceutical research and development programs by facilitating the assessment of oxidative stress in laboratory studies and in patients. The Company intends to develop additional assays for key markers of oxidative stress as part of its ongoing research and development efforts in oxidative stress diagnostics.

     BOVINE SUPEROXIDE DISMUTASE (BSOD). The Company also has extensive experience in developing, manufacturing and marketing bovine superoxide dismutase ("bSOD"). Bovine superoxide dismutase has been previously studied in numerous clinical trials by OXIS and other companies. OXIS is not currently pursuing an active research program in bSOD, but supplies bulk bSOD for human use and sells an injectable dosage form of the drug for veterinary applications under the registered trademark Palosein(R).

     POLY-ETHYLENE GLYCOL TECHNOLOGY (PEG). Additionally, the Company has developed a patented, high-molecular weight PEG technology that extends the half-life of SOD and other therapeutic proteins. These derivatives reduce the immunogenicity of and extend the life of therapeutic proteins in the body . (The Company's PEG has been shown to extend the life of its bSOD in vivo by 250 times.) The Company has four issued U.S. patents as well as numerous issued patents world-wide on this technology. The Company is not currently pursuing an active research program in PEG technology, but is seeking potential partners for this technology for possible license or sale.

     Overall, the Company has an extensive portfolio of patents that cover its synthetic antioxidant therapeutic molecules, superoxide dismutase, polyethylene glycol technology, markers of oxidative stress and fine chemicals. The Company currently holds fifteen U.S. patents and eight French patents and has filed for eight additional U.S. patents.

     The Company's overall research and development strategy is to discover and advance its therapeutic molecules through early stage clinical trials to demonstrate efficacy in the target disease populations. The Company expects to seek strategic pharmaceutical partners for later stage clinical development and commercialization of its therapeutics, but, to date, has not entered into any such partnership.

     Much of the Company's success depends on its potential products which are in research and development and from which no material revenues have yet been generated. The Company must sucessfully partner, develop, obtain regulatory approval for and market or sell its potential therapeutic products to achieve profitable operations. No assurances can be given that the Company's product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any such products, if developed and introduced will be successfully marketed. Competition in the pharmaceutical industry is intense, and no assurances can be given that OXIS' competitors will not develop technologies and products that are more effective than those being developed by OXIS.

          Research and development expenses were $4,908,000, $4,299,000 and $1,670,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


PRODUCTS

DIAGNOSTIC ASSAYS

     Revenues from sales of the Company's assays comprised 49% of 1996 revenues, and 44% of 1995 revenues.

OXIDATIVE STRESS ASSAYS

     The Company has six research assays available for sale which measure key markers in free radical biochemistry (markers of oxidative stress). Specifically, these assays measure levels of antioxidant protection, oxidative alterations, and pro-oxidant activation of specific white blood cells. OXIS' research assays include:

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

     Through June 1996, assays for markers of oxidative stress were manufactured at the Company's facility in France. Since July 1996, these assays have been manufactured at the Company's facility in Portland, Oregon. All of the oxidative stress assays are manufactured in batches in anticipation of customer orders. Orders are generally filled within a few days; therefore, the Company does not have any significant backlog of orders. The Company believes that adequate supplies of raw materials are either currently on hand, available from commercial suppliers or available through development on a custom basis by commercial contractors, as needed.

     The Company's assays for markers of oxidative stress are protected by trade secrets and patents. Seven French patent applications have been filed with respect to these assays, two of which have resulted in the issuance of patents. The oxidative stress assays are sold under the registered trademark "Bioxytech(R)".

     Several companies other than OXIS have developed assays for markers of oxidative stress. One company offers assays for superoxide dismutase and glutathione peroxidase which compete directly with the Company's products; and a few competitive assays for lipid peroxidation are available from selected companies. The Company believes that the number and range of its assay kits for markers of oxidative stress is a distinct competitive advantage.

THERAPEUTIC DRUG MONITORING (TDM) ASSAYS

     The Company sells fourteen TDM assays which are based on FPIA technology. These products are sold under the trade name INNOFLUOR(TM). The Company's test menu encompasses approximately 90% of the TDM tests performed by clinical and reference laboratories worldwide. These assays are designed for use on the Abbott Laboratories TDx(R) and TDx/FLx(R) analyzers.

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

     The Company has one pending U.S. patent application, in addition to relying on trade secrets, know-how and trademark laws to protect its TDM assays. The Company's TDM assays have been sold under the trade name INNOFLUOR(TM) since the mid-1980s.

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

THERAPEUTIC PRODUCTS

     Revenues from sales of bulk bSOD, royalties on bSOD products sold by licensees, and sales of Palosein(R), the Company's veterinary bSOD product, comprised approximately 50% of the Company's total revenues in 1996, 48% in 1995 and 76% in 1994.

BOVINE SOD (BSOD) PRODUCTS

     Commercial-scale manufacture and quality control of bulk bSOD, as well as subsequent quality control and processing of United States Department of Agriculture-inspected edible beef liver into highly purified bulk bSOD requires a complex, multi-step process, OXIS has significant knowledge regarding the manufacture of bSOD that is protected through trade secrets and proprietary know-how.

     The Company has an agreement with Diosynth B.V., a Dutch contract manufacturer of pharmaceutical ingredients, to manufacture bulk bSOD and supply it to OXIS under the terms of a license based on the Company's processes. Diosynth B.V. is an affiliate of AKZO-Nobel N.V., a large, Dutch multinational chemical and health care company. The Company believes that its present source of bSOD is adequate for its near-term foreseeable needs.

     With the exception of recently developed, patent protected long-acting SOD derivatives, the Company's older patents protecting the manufacture of bSOD have expired. Expiration of the Company's patents may enable other companies to benefit from research and development efforts of the Company, but such other companies would not receive the benefits of the Company's unpatented trade secrets and know-how or unpublished preclinical or clinical data. Such Companies would still be required to expend considerable resources to conduct preclinical and clinical studies of their own pharmaceutical preparations of SOD to gain regulatory approval.

     The Company sells bulk bSOD for human use, but does not market dosage forms of bSOD for human use. Palosein(R) is OXIS' registered trademark for its veterinary brand of bSOD. Although there are other sources of bSOD and other laboratory and pilot-scale processes to produce bSOD, the Company believes that it is the only company manufacturing bSOD on a commercial scale for pharmaceutical uses.

     The Company's Spanish licensee, Tedec-Meiji Farma, S.A., which distributes bSOD for human use in Spain, has been responsible for a substantial portion of the Company's revenues in recent years. Sales of bSOD to Tedec-Meiji were 39% of the Company's revenues in 1996, 16% in 1995 and 18% in 1994.


EMPLOYEES

     As of December 31, 1996, the Company had 51 employees (30 in the United States and 21 in France). Employees of the Company's French subsidiary are covered by a government-sponsored collective bargaining agreement. None of the United States employees are subject to a collective bargaining agreement. The Company has never experienced a work interruption.


FOREIGN OPERATIONS AND EXPORT SALES

     For information regarding the Company's foreign operations and export sales, see Note 10 to the consolidated financial statements.


ITEM 2.    PROPERTIES.

     The Company occupies, pursuant to leases, office and laboratory space in Portland, Oregon and near Paris, France.

     The Company's Portland, Oregon lease expires in 1997; the lease of the facility in France expires in 1998.

     Although the premises currently occupied are suitable for the Company's present requirements, other equally suitable premises are readily available.

ITEM 3.    LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 1996.




                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company's common stock is traded on the NASDAQ National Market System using the symbol OXIS.

     Recent quarterly prices of the Company's common stock are as follows:

                                 1996                                     1995
                                 ----                                     ----

                  4TH       3RD      2ND       1ST         4TH        3RD      2ND      1ST
         High     1 25/32   2 1/8    2 11/16   2           2 13/16    3 1/2    4 1/2    2 7/8

         Low      1 7/32    1 1/2    1 7/16    1 1/2       1 1/8      2 1/4    1 3/4    1 5/8

     The Company has an estimated 7,800 shareholders, including approximately 3,500 shareholders who have shares in the names of their stockbrokers. The Company utilizes its assets to develop its business and, consequently, has never paid a dividend and does not expect to pay dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     FOR YEARS ENDED
       DECEMBER 31:                   1996              1995                1994              1993             1992
       Total Revenues1/             $ 4,867,000        $ 5,136,000         $ 3,470,000       $ 3,044,000       $2,772,000
                     --

       Net income (loss)            $(5,992,000)       $(8,892,000)2/      $(5,567,000)3/    $(1,485,000)4/    $ (339,000)
                                                                   --                  --                --

       Net income (loss)
         per share                  $      (.47)       $      (.82)2/      $      (.88)3/    $      (.30)4/    $     (.07)
                                                                   --                  --                --

     AS OF DECEMBER 31:                    1996               1995                1994              1993             1992

       Total assets                 $ 7,997,000        $ 9,870,000         $11,194,000        $3,124,000        $4,864,000

       Long-term
         obligations                $     2,000        $ 1,332,000         $   376,000                --               --

       Common shares
         outstanding                 13,790,736         12,124,423           9,322,762         4,982,670         4,982,670

     1/ Earned interest not included in revenue.
     2/ Includes a charge of $3,329,000 ($.31 per share) for the write off of certain technology of an acquired company.
     3/ Includes a charge of $3,675,000 ($.58 per share) for the write off of certain technology of acquired companies.
     4/ Includes a charge of $1,531,000 ($.31 per share) for control contest expense.

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

     In July 1995, in a transaction which was also accounted for as a purchase, the Company acquired Therox Pharmaceuticals, Inc. ("Therox") through an exchange of stock. Therox was merged into a wholly-owned subsidiary of the Company. The acquisition of Therox provided the Company with a technology portfolio complementary to its novel therapeutics for treatment of free radical associated diseases together with university relationships and seven patents.

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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During 1996 the Company's working capital deficit decreased slightly from $1,469,000 at December 31, 1995, to $1,405,000 at December 31, 1996. This
     decrease in the Company's working capital deficit resulted primarily from the effect of the net loss for 1996 ($5,992,000 less non-cash charges of $1,381,000), offset by proceeds from issuance of stock ($4,305,000) and convertible term notes ($1,000,000).

     Cash and cash equivalents declined from $727,000 at December 31, 1995, to $422,000 at December 31, 1996.

     The Company expects to continue to report losses in 1997 as the level of expenses is expected to continue to exceed revenues. The Company can give no assurances as to when and if its revenues will exceed its expenses. The Company must raise additional capital during the first half of 1997. Failure to raise such additional capital would cause the Company to severely curtail or cease operations. For more information concerning the Company's ability to continue as a going concern, see Note 1 to the consolidated financial statements.

     While the Company believes that its new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies that have the required resources to develop and market certain of these products. There is no assurance that the Company's effort to develop such business alliances will be successful. Although the Company is currently seeking additional capital (described below), it cannot predict the source, terms, amount, form, and/or availability of additional capital to fund its operations to the end of the current year.

     During 1996, the Company raised approximately $5,300,000 cash through the sale of its Series C, Series D and Series E Preferred Stock and common stock, and convertible term notes. Substantial additional capital will be required during 1997 to continue operating in accordance with its current plans. The Company has engaged an agent to assist on a best-efforts basis to complete a private placement of its common stock. In addition, the Company has engaged a French investment banker to act as its underwriter for a planned public offering of its common stock on the newly opened French stock market, Le Nouveau Marche, subject to obtaining appropriate authorization from the French stock market regulatory authorities. However, no assurances can be given that the Company will successfully raise the needed capital. If the Company is unable to raise additional capital during the first half of 1997, it would endeavor to extend its ability to continue in business through the reduction of personnel and facility costs, by slowing its research and development efforts, and by reducing other operating costs, however, no assurances can be given that it will be able to do so.


RESULTS OF OPERATIONS

REVENUES

     The Company's sales for the past three years consisted of the following:

                                                1996              1995              1994
     Diagnostic and research assays           $2,364,000       $2,240,000        $  645,000
     Bovine superoxide dismutase (bSOD)
         for research and human use            1,935,000        1,817,000         2,130,000
     Palosein/(R)/(bSOD for veterinary use)      480,000          555,000           346,000
     Other                                        23,000          370,000           204,000
                                              ----------       ----------        ----------
         Total sales                          $4,802,000       $4,982,000        $3,325,000
                                              ==========       ==========        ==========

     Diagnostic and research assays are products acquired with the acquisitions of IBC and OXIS S.A. Sales of these products for 1994 represent sales from September 8 through the end of the year. The entire years' sales of diagnostic and research assays are included in the Company's sales for 1995 and 1996.

     Bulk bSOD sales in 1994 and 1995 included sales to Sanofi Winthrop, Inc. Sales of bulk bSOD to Sanofi Winthrop ceased in 1995, when Sanofi Winthrop announced that the clinical trial in which it was using the Company's bSOD failed to show the desired results. The decline in sales to Sanofi Winthrop has been offset to a large extent by increases in sales of bSOD to Tedec-Meiji Farma S.A., the Company's Spanish licensee.

     Future sales of bulk bSOD are largely dependent on the needs of the Company's Spanish licensee. The Company expects its orders for 1997 from the Spanish licensee to be less than those for 1996. The Company's sales of bulk bSOD beyond 1997 are uncertain and difficult to predict and no assurances can be given with respect thereto.

     Sales of Palosein/(R)/, which was reintroduced to the U.S. market in 1993 and is sold primarily to veterinary wholesalers in the United States, increased from $346,000 in 1994 to $555,000 in 1995 as a result of an active direct mail marketing campaign, but declined to $480,000 in 1996 due in part to large stocking orders by distributors in late 1995. The decrease in other sales was principally the result of the completion of an assay development contract in early 1996. Royalties and license fees are not expected to be material in 1997.


COSTS AND EXPENSES

     Cost of sales as a percent of product sales declined from 62% in 1994 to 59% in 1995. In 1995 the cost of the Company's diagnostic and research assays declined slightly as a result of increased volumes, and the cost of bulk bSOD sales also declined from the 1994 level. In 1996 cost of sales increased to 63% of product sales. The increase was primarily caused by a decline in the gross margin on bulk bSOD sales. The Company's cost of sales includes amortization of technology acquired in 1994 ($239,000 in 1994, and $737,000 in 1995 and 1996).

     Research and development costs increased from $1,670,000 in 1994 to $4,299,000 in 1995, and $4,908,000 in 1996. The increase in 1995 was primarily due to the cost of the research and development activities associated with pharmaceutical technologies acquired in the September 1994 and July 1995 business acquisitions. The increase of $609,000 in 1996 is the result of increased expenditures relating to preclinical development work and the Phase I clinical trial on the Company's lead therapeutics program (glutathione peroxidase mimics) of approximately $1,130,000, and a $230,000 increase in expenses of the former Therox operations, offset by a cost reduction of approximately $780,000 from the closure of the Company's Mountain View, California facility in the fourth quarter of 1995. The expenses of the Therox operations are included in the 1995 expenses starting in July 1995; the former Therox laboratory facility was closed in May 1996.

     Sales, general and administrative expenses increased in 1995 to $3,332,000 from $1,652,000 in 1994. The increase in 1995 was due primarily to the inclusion for the entire year of general and administrative costs of the businesses acquired in 1994, further increases in sales and marketing costs relating to Palosein/(R)/ and the new products from the 1994 acquisitions, and increased legal fees and other expenses relating to the Company's ongoing need to raise capital and more complex corporate structure.

     In 1996, sales, general and administrative expenses decreased by $491,000, to $2,841,000. Most of the decrease was a decrease in the selling, general and administrative expenses of the Company's French subsidiary. In the third quarter of 1996 all of the Company's manufacturing operations were consolidated in the United States and the French subsidiary became a research facility. In connection with this restructuring, two administrative positions have been eliminated and certain other costs which were previously charged to administrative expenses are now being classified as research and development costs. The administrative costs of the Company's French subsidiary decreased $359,000 in 1996 as compared to 1995.

     Expenses included charges of $3,675,000 and $3,329,000 to operations for 1994 and 1995, respectively, reflecting the write-off of purchased in-process technology, as described in Note 3 to the consolidated financial statements.


INTEREST INCOME AND EXPENSE

     Interest income decreased and interest expense increased in 1995 as the Company liquidated certificates of deposit and borrowed funds pursuant to short-term and long-term interest bearing obligations to finance increased research and development efforts.


NET LOSS

     The Company incurred net losses in 1994, 1995 and 1996. The 1994 loss includes a $3,675,000 ($.58 per share) charge to operations for the write-off of purchased in-process technology related to the acquisitions of OXIS S.A. and IBC. Similarly, the 1995 loss includes a $3,329,000 ($.31 per share) charge to operations for the write-off of purchased in-process technology related to the acquisition of Therox. Excluding these unusual charges, the Company would have incurred a net loss of $1,892,000, or $.30 per share for 1994; a net loss of $5,563,000, or $.51 per share for 1995, as compared to a net loss of $5,992,000, or $.47 per share for 1996.

     Increased research and development expenditures and selling, general and administrative expenses from the businesses acquired late in the third quarter of 1994 and increased research and development expenditures relating to the acquisition of Therox early in the third quarter of 1995 contributed to the increased losses in 1995 as compared to 1994. The increased loss for 1996 as compared to 1995 (excluding the unusual charge) is attributable primarily to the increased research and development costs relating to the Company's glutathione peroxidase mimics program.

     The Company expects to incur a substantial net loss for 1997. If substantial additional capital is raised through further sales of securities (See Financial Condition, Liquidity and Capital Resources), the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                               1996              1995
ASSETS
Current assets:
     Cash and cash equivalents              $    422,000      $    727,000
     Accounts receivable                         861,000           823,000
     Inventories                                 591,000           953,000
     Prepaid and other                           191,000           262,000
                                              ----------        ----------

         Total current assets                  2,065,000         2,765,000

Property and equipment, net                    1,327,000         1,092,000

Assets under capital leases, net                 309,000         1,198,000

Technology for developed products and
     custom assays, net                        3,782,000         4,498,000

Other assets                                     514,000           317,000
                                              ----------        ----------

         Total assets                         $7,997,000        $9,870,000
                                              ==========        ==========



                             See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                        1996              1995
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                   $  1,221,000      $  1,616,000
     Accounts payable                                                                   1,386,000         1,182,000
     Customer deposits                                                                    132,000           250,000
     Accrued liabilities                                                                  655,000           903,000
     Current portion of capital lease obligations                                          76,000           283,000
                                                                                   --------------    --------------
         Total current liabilities                                                      3,470,000         4,234,000

Capital lease obligations                                                                      --            47,000
8% convertible subordinated debentures                                                         --         1,255,000
Other liabilities                                                                           2,000            30,000

Commitments and contingencies (Notes 1, 3 and 11)

Shareholders' equity:
     Preferred stock - $.01 par value; 15,000,000 shares authorized:
         Series B - 642,583 shares issued and outstanding at December 31, 1996 and 1995 (liquidation
         preference of $1,500,000)                                                          6,000             6,000
         Series C - 1,647,157 shares issued and outstanding
         at December 31, 1996                                                              17,000                --
         Series D - 1,650 shares issued and outstanding
         at December 31, 1996                                                                  --                --
         Series E - 2,200 shares issued and outstanding
         at December 31, 1996                                                                  --                --
     Common stock - $.50 par value; 40,000,000 shares
       authorized; 13,790,736 shares issued and outstanding                             6,895,000         6,062,000
     Additional paid in capital                                                        30,706,000        25,210,000
     Accumulated deficit                                                              (33,023,000)      (27,031,000)
     Accumulated translation adjustments                                                  (76,000)           57,000
                                                                                   --------------    --------------

       Total shareholders' equity                                                       4,525,000         4,304,000
                                                                                   --------------     -------------

              Total liabilities and shareholders' equity                           $    7,997,000     $   9,870,000
                                                                                   ==============     =============

                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              1996              1995            1994
Revenues:
     Sales                                                              $  4,802,000       $  4,982,000    $  3,325,000
     Royalties and license fees                                               65,000            154,000         145,000
                                                                        ------------       ------------   -------------

       Total revenues                                                      4,867,000          5,136,000       3,470,000


Costs and expenses:
     Cost of sales                                                         3,009,000          2,939,000       2,074,000
     Research and development                                              4,908,000          4,299,000       1,670,000
     Sales, general and administrative                                     2,841,000          3,332,000       1,652,000
     Purchased in-process technology (Note 3)                                     --          3,329,000       3,675,000
                                                                        ------------       ------------   -------------
       Total costs and expenses                                           10,758,000         13,899,000       9,071,000
                                                                        ------------       ------------   -------------

Operating loss                                                            (5,891,000)        (8,763,000)     (5,601,000)

Interest income                                                               37,000             42,000          82,000

Interest expense                                                            (138,000)         (171,000)        (48,000)
                                                                        ------------       ------------     -----------
Net loss                                                                $ (5,992,000)      $ (8,892,000)    $(5,567,000)
                                                                        ============       ============     ===========

Net loss per share                                                      $       (.47)      $     (0.82)     $     (0.88)
                                                                        ============       ============     ===========


Weighted average number of shares
     used in computation                                                  12,821,544         10,854,149       6,350,097
                                                                        ============       ============     ===========

                              See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                            1996               1995             1994
Cash flows from operating ativities:
     Net loss                                                            $(5,992,000)       $(8,892,000)    $(5,567,000)
     Adjustments to reconcile net loss to cash provided
       by (used for) operating activities:
         Depreciation and amortization                                     1,381,000          1,369,000         551,000
         Purchased in-process technology                                          --          3,329,000       3,675,000
         Changes in assets and liabilities:
           Accounts receivable                                               (50,000)           (70,000)        258,000
           Inventories                                                       355,000            (17,000)       (186,000)
           Other current assets                                               (2,000)           209,000         (19,000)
           Accounts payable                                                  220,000           (565,000)        562,000
           Customer deposits                                                (118,000)          (866,000)      1,116,000
           Accrued liabilities                                               (69,000)           251,000          (8,000)
                                                                         -----------        -----------    ------------

              Net cash provided by (used for)
                operating activities                                      (4,275,000)        (5,252,000)        382,000

Cash flows from investing activities:
     Redemption of certificates of deposit                                        --            496,000         884,000
     Purchase of equipment                                                   (58,000)           (99,000)        (40,000)
     Acquisition and stock issuance costs (Note 3)                                --                 --      (1,361,000)
     Cash of businesses acquired (Note 3)                                         --            143,000         273,000
     Additions to patent and deferred financing costs                       (350,000)                --              --
     Other                                                                    (1,000)          (136,000)         19,000
                                                                         -----------        -----------    ------------

              Net cash provided by (used for)
                investing activities                                        (409,000)           404,000        (225,000)

Cash flows from financing activities:
     Short-term borrowing                                                  1,061,000          1,366,000         296,000
     Proceeds from issuance of long-term debt                                     --          1,255,000              --
     Costs in connection with issuance of long-term debt                          --           (152,000)             --
     Proceeds from issuance of stock, net of related cost                  4,305,000          3,077,000              --
     Repayment of short-term notes                                          (690,000)          (340,000)             --
     Repayment of capital lease obligations and
       other liabilities                                                    (294,000)          (573,000)       (275,000)
                                                                         -----------        -----------    ------------

              Net cash provided by financing activities                    4,382,000          4,633,000          21,000

Effect of exchange rate changes on cash                                       (3,000)             6,000               --
                                                                         -----------        -----------    ------------

Net increase (decrease) in cash and cash equivalents                        (305,000)          (209,000)        178,000

Cash and cash equivalents - beginning of year                                727,000            936,000         758,000
                                                                         -----------        -----------    ------------

Cash and cash equivalents - end of year                                  $   422,000        $   727,000    $    936,000
                                                                         ===========        ===========    ============

                             See accompanying notes.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                 1996         1995       1994

Supplemental schedule of noncash operating and
  financing activities:
   Inventory purchase with deferred payment terms                     --     $250,000      --
   Common stock issued as incentive to purchase notes                 --     $156,000      --
   Issuance of Series C Preferred Stock in exchange
       for cancellation of notes                              $  844,000           --      --
   Conversion of 8% Convertible Subordinated Debentures
       into Common Stock                                      $1,312,000           --      --
   Conversion of Series C and D Preferred Stock into
       Common Stock                                           $  515,000           --      --





                             See accompanying notes.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                    Preferred Stock             Common Stock            Additional
                                    ---------------             ------------              paid-in
                                 Shares         Amount      Shares         Amount         capital
Balances,
  January 1, 1994                                           4,982,670  $ 2,491,000     $12,863,000
Series A preferred and
  common shares issued in
  connection with 1994
  business combinations
  (Note 3)                        40,000       $   --       4,340,092     2,170,000      7,367,000
Accumulated
  translation adjustments
Net loss
                              ----------        -------    ----------    ----------     ----------
Balances,
  December 31, 1994               40,000           --       9,322,762     4,661,000     20,230,000
Shares issued in
  connection with short-
  term notes                                                   93,300        47,000        109,000
Sale of common shares                                       1,227,625       614,000      1,089,000
Conversion of Series A
  preferred shares to
  common                         (40,000)          --          40,000        20,000       (20,000)
Shares issued in
  connection  with 1995
  business combination
  (Note 3)                                                  1,440,736       720,000     2,633,000
Series B preferred shares
  issued (Note 3)                642,583          6,000                                 1,169,000
Accumulated translation
  adjustments
Net loss
                              ----------        -------    ----------    ----------     ----------
Balances,
  December 31, 1995              642,583          6,000    12,124,423     6,062,000    25,210,000
Sale of Series C preferred
  shares for cash              1,125,590         11,000                                 1,225,000
Series C preferred shares
  issued in exchange for
  cancellation of notes          648,490          7,000                                   837,000
Sale of Series D
  preferred shares                 2,000           --                                   1,939,000


                                                  Accumulated         Total
                                Accumulated       translation      shareholders'
                                  deficit         adjustments         equity
                                  -------         -----------         ------
Balances,
  January 1, 1994               $(12,572,000)                      $ 2,782,000
Series A preferred and
  common shares issued in
  connection with 1994
  business combinations
  (Note 3)                                                           9,537,000
Accumulated translation
  adjustments                                        $(53,000)         (53,000)
Net loss                          (5,567,000)                       (5,567,000)
                                 -----------          -------       ----------
Balances,
  December 31, 1994              (18,139,000)         (53,000)       6,699,000
Shares issued in
  connection with short-
  term notes                                                           156,000
Sale of common shares                                                1,703,000
Conversion of Series A
  preferred shares to
  common                                                                  --
Shares issued in
  connection  with 1995
  business combination
  (Note 3)                                                           3,353,000
Series B preferred shares
  issued (Note 3)                                                    1,175,000
Accumulated translation
  adjustments                                         110,000          110,000
Net loss                          (8,892,000)                       (8,892,000)
                                 -----------          -------       ----------
Balances,
  December 31, 1995              (27,031,000)          57,000        4,304,000
Sale of Series C preferred
  shares for cash                                                    1,236,000
Series C preferred shares
  issued in exchange for
  cancellation of notes                                                844,000
Sale of Series D
  preferred shares                                                   1,939,000

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                  Preferred Stock             Common Stock
                                  ---------------             ------------
                                  Shares    Amount        Shares        Amount
Common shares issued
  upon conversion of
  debentures                                            1,050,217      525,000
Conversion of Series C
  preferred shares to
  common stock                  (126,923)    (1,000)      136,924       69,000
Conversion of Series D
  preferred shares to
  common stock                      (350)        --       360,839      180,000
Sale of Series E preferred
  and common shares for
  cash                             2,200         --        55,000       27,000
Other issuances of common
  shares                                                   63,333       32,000
Accumulated translation
  adjustments
Net Loss
                               ---------    -------    ----------   ----------
Balances,
  December 31, 1996            2,293,590    $23,000    13,790,736   $6,895,000
                               =========    =======    ==========   ==========

                                 Additional                  Accumulated        Total
                                  paid-in      Accumulated   translation     shareholders'
                                  capital        deficit     adjustments        equity
Common shares issued
  upon conversion of
  debentures                      787,000                                     1,312,000
Conversion of Series C
  preferred shares to
  common stock                    (68,000)                                           --
Conversion of Series D
  preferred shares to
  common stock                   (180,000)                                           --
Sale of Series E preferred
  and common shares for
  cash                            923,000                                       950,000
Other issuances of common
  shares                           33,000                                        65,000
Accumulated translation
  adjustments                                                   (133,000)      (133,000)
Net Loss                                        (5,992,000)                  (5,992,000)
                              -----------     ------------     ---------     ----------
Balances,
  December 31, 1996           $30,706,000     $(33,023,000)    $ (76,000)    $4,525,000
                              ===========     ============     =========     ==========


                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     OXIS International, Inc. (the "Company") develops, manufactures and markets selected therapeutic and diagnostic products. The Company's research and development efforts are concentrated principally in the development of products to diagnose, treat and prevent diseases associated with free radicals and reactive oxygen species. The Company is headquartered in Portland, Oregon and operates a research and development facility near Paris, France.

     The Company has historically licensed and sold pharmaceutical forms of superoxide dismutase (SOD) for human and veterinary use. In 1994, with the acquisitions of businesses as described in Note 3, the Company began selling therapeutic drug monitoring assays and research assays to measure markers of oxidative stress.

     Therapeutic drug monitoring assays are manufactured by the Company in the United States and are sold to hospital clinical laboratories and reference laboratories by an in-house sales force and a network of distributors both within and outside the United States. Assays to measure markers of oxidative stress are manufactured by the Company in the United States (in France prior to July, 1996) and are sold directly to researchers and to distributors for resale to researchers, primarily in Europe, the United States and Japan.

     These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three years, and at December 31, 1996, the Company's current liabilities exceeded its current assets by $1,405,000. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

     During 1996, the Company raised approximately $5,300,000 cash through the sale of its Series C, Series D and Series E Preferred Stock and common stock, and convertible term notes. The Company expects that additional capital will be required during 1997 to continue operating in accordance with its current plans. The Company has engaged an agent to assist on a best-efforts basis to complete a private placement of its common stock. In addition, the Company has engaged a French investment banker to act as its underwriter for a planned public offering of its common stock on the newly opened French stock market, Le Nouveau

     Marche, subject to obtaining appropriate authorization from the French stock market regulatory authorities. If the Company is unable to raise additional capital it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.


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

     INVENTORIES are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at December 31, 1996 and 1995, consisted of the following:

                                    1996             1995

        Raw materials             $148,000         $173,000
        Work in process            200,000          354,000
        Finished goods             243,000          426,000
                                  --------         --------

        Total                     $591,000         $953,000
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

     Property and equipment at December 31, 1996 and 1995, consisted of the following:

                                                      1996             1995

        Furniture and office equipment            $   369,000       $  346,000
        Laboratory and manufacturing
          equipment                                 2,495,000          707,000
        Automobile                                     15,000           15,000
        Leasehold improvements                        766,000          806,000
                                                  -----------       ----------

            Property and equipment, at cost         3,645,000        1,874,000

        Accumulated depreciation and
          amortization                             (2,318,000)        (782,000)
                                                  -----------      -----------

            Property and equipment, net           $ 1,327,000       $1,092,000
                                                  ===========       ==========

     During 1996 certain equipment under capital lease was purchased, and the cost and accumulated amortization of that equipment was reclassified to property and equipment.

     TECHNOLOGY - Technology for developed products and custom assays, which was acquired in the 1994 business combinations described in Note 3, is being amortized over estimated useful lives of seven to ten years. Accumulated amortization of technology for developed products and custom assays was $1,682,000 as of December 31, 1996 and $973,000 as of December 31, 1995.
     The Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets.

     STOCK OPTIONS - The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock incentive plan.

     REVENUE RECOGNITION - The Company recognizes product sales upon shipment of the product to the customer.

     INCOME TAXES - Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     NET LOSS PER SHARE - Net loss per share is computed based upon the average number of common shares outstanding and, if dilutive, the incremental shares issuable upon the assumed exercise of stock options or warrants and the assumed conversion of convertible debentures and preferred stock.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, notes payable, customer deposits and accrued liabilities approximates fair value due to the short-term nature of the accounts. The carrying amount reported in the balance sheet for secured convertible term notes and 8% convertible subordinated debentures approximates fair value because the terms of the notes and debentures were determined and the notes and debentures were sold shortly before the dates of the balance sheets in which they appear.


3.   BUSINESS COMBINATIONS

     On September 7, 1994, the Company acquired Bioxytech S.A., a French company, and International BioClinical, Inc. ("IBC"), an Oregon corporation. The name of Bioxytech S.A. was subsequently changed to OXIS International S.A. ("OXIS S.A."). OXIS S.A. was acquired through an exchange of shares that resulted in the Company owning in excess of 99% of the outstanding stock of OXIS S.A., which thus became a subsidiary of the Company. IBC was acquired through a merger with and into the Company, which
     (1) terminated the separate existence of IBC by merging it into the Company, and (2) resulted in the conversion of the outstanding stock of IBC into stock of the Company. Two of the Company's directors were also directors and major shareholders of IBC.

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

     The total cost of the acquisitions of Bioxytech and IBC has been allocated to the assets acquired and liabilities assumed as follows:

                                                        OXIS S.A.              IBC            Total
                                                        ---------              ---            -----
         Cash                                          $   150,000       $   123,000     $   273,000
         Other assets                                      369,000           611,000         980,000
         Property, equipment and capitalized
           leases                                        2,434,000           294,000       2,728,000
         Technology for developed products and
           custom assay development capabilities         1,503,000         3,995,000       5,498,000
         Technology for in-process products              3,368,000           307,000       3,675,000

         Less liabilities assumed                       (2,011,000)         (451,000)     (2,462,000)
                                                       -----------       -----------     -----------

         Total acquisition cost                        $ 5,813,000       $ 4,879,000     $10,692,000
                                                       ===========       ===========     ===========


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

     The following table summarizes the unaudited pro forma combined results of operations for the year ended December 31, 1994 as if the acquisitions had occurred at the beginning of the year:

                                                                 1994

              Total revenues                                 $ 5,809,000

              Net loss                                       $(4,742,000)

              Net loss per share (based on 9,322,762
                shares outstanding)                          $      (.51)

     The above table includes, on an unaudited pro forma basis, the Company's financial information for the year ended December 31, 1994, combined with the financial information of OXIS S.A. and IBC for the same twelve-month period. The above table excludes the one-time $3,675,000 charge for purchased in-process technology arising from the acquisitions.

     The unaudited pro forma combined results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results.

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

     The following table presents the unaudited pro forma combined results of operations for the years ended December 31, 1995 and 1994 as if the acquisition had occurred at the beginning of the periods presented:

                                                    1995              1994
                                                    ----              ----

          Total revenues                          $ 5,136,000     $ 3,470,000

          Net loss                                $(5,990,000)    $(6,088,000)

          Net loss per share (based
          on 12,124,423 shares outstanding)       $      (.49)    $      (.50)

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

4.   NOTES PAYABLE

     Notes payable at December 31, 1996 and 1995 consisted of the following:

                                                                                 1996               1995

         Secured convertible term notes                                       $1,000,000        $       --

         8%  notes  payable  to  certain  shareholders  who are  former
         Bioxytech  S.A.  shareholders,  due February 5, 1996,  secured by assets  relating  to  certain of the  Company's  diagnostic
         products                                                                     --           766,000

         Note payable to Sanofi S.A., due May 4, 1996, interest at prime plus 2% (10-1/2% as of December 31, 1995), secured by  all of
         the Company's assets                                                         --           600,000

         Liability, without interest, under inventory purchase agreement, due May 1997 or earlier if 75% of the related inventory
         is sold                                                                 200,000           250,000

         Other                                                                    21,000                --
                                                                              ----------        ----------
                                                                              $1,221,000        $1,616,000
                                                                              ==========        ==========

     In October 1996, the Company sold $1,000,000 of secured convertible term notes with warrants to two of the Company's current shareholders. The notes bear interest at 10% per annum, are due in June 1997, and are initially convertible into common stock at a price of $1.4125 per share. The warrants issued entitle the holders to purchase up to 300,000 shares of common stock, initially at an exercise price of $1.58 per share. The conversion rate of the convertible term notes and the exercise price of the warrants are subject to change under certain circumstances. The due date of the notes can be extended at the option of the Company for 120 days upon issuance of additional warrants to the holders. The convertible term notes are secured by assets relating to the Company's clinical diagnostic products.

     As described in Note 7, in May 1996, the 8% notes payable were canceled in exchange for issuance of Series C
     Preferred Stock.


5.   CAPITALIZED LEASES

     The Company's French subsidiary leases certain equipment, furniture and fixtures under capital leases. As of December 31, 1996, remaining minimum lease payments on these capital leases were approximately $48,000, all due in 1997.

     Leased assets, which consist principally of laboratory and office equipment, are reported in the December 31, 1996, balance sheet at $622,000 less accumulated amortization of $313,000.


6.   8% CONVERTIBLE SUBORDINATED DEBENTURES

     In November and December 1995, the Company completed a private placement pursuant to which $1,255,000 of its 8% Convertible Subordinated Debentures were issued. The debentures were unsecured and were subordinated to other obligations of the Company up to an aggregate of $3,000,000.

     The debentures were convertible into shares of the Company's common stock at the option of the holders. Any time after six months following closing of the private placement, the Company had the right to require conversion of the debentures. In June 1996, $1,255,000 principal plus accrued interest of $57,000 on the Company's 8% Convertible Subordinated Debentures were converted into 1,050,217 shares of common stock.


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

     During the first six months of 1996, the Company issued 1,125,590 shares of its Series C Preferred Stock for net cash proceeds of $1,236,000. In addition, in May 1996, the Company issued 648,490 shares of its Series C Preferred stock in exchange for the cancellation of $766,000 principal plus accrued interest of $78,000 on 8% notes payable to former shareholders of the Company's French subsidiary. The shares of Series C Preferred Stock are convertible into shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than one nor more than 1.4444 common shares for each Series C Preferred share. The conversion ratio may be adjusted under certain circumstances, and the Company has the right to automatically convert the Series C Preferred Stock into common stock under certain circumstances. Each share of Series C Preferred Stock is entitled to the number of votes equal to 1.30 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased.

     In May 1996, the Company issued 2,000 shares of its Series D Preferred Stock and warrants to purchase 810,126 shares of common stock for net cash proceeds of $1,939,000. The Series D Preferred Stock entitles the holder thereof to convert its shares into a number of shares of common stock determined by dividing the stated value of the Series D Preferred Stock (i.e., $1,000 per share), plus a premium in the amount of 8% per annum of the stated value from the date of issuance, by a conversion price equal to the lesser of (i) $2.30 and (ii) 75% of the average of the closing bid prices for shares of common stock for the five trading days immediately prior to conversion, but limited to a maximum of 2,424,884 shares of common stock. The holders of Series D Preferred Stock have no voting power, except as specifically provided by Delaware General Corporation Law.

     In December 1996, the Company issued 2,200 shares of its Series E Preferred Stock and 55,000 shares of common stock for net cash proceeds of $950,000.

     The Series E Preferred Stock entitles the holder thereof, after the earlier of (i) April 9, 1997 or (ii) 30 days following the closing of a public offering by the Company, to receive in exchange for its shares of Series E Preferred Stock, a number of shares of common stock determined by dividing the stated value of the Series E Preferred Stock (i.e., $500 per share) ("Series E Stated Value"), by a conversion price equal to the lesser of (i) $2.00 and (ii) 75% of the average of the closing bid prices for shares of common stock for the five consecutive trading days ending one trading day prior to conversion, subject to adjustment upon the occurrence of certain dilutive events. However, the maximum number of shares of common stock issuable upon conversion of the Series E Preferred Stock plus the number of shares of common stock issued in connection with the sale of the Series E Preferred Stock is 2,733,799 shares (subject to adjustment upon the occurrence of certain dilutive events).

     Pursuant to the terms of the Series E Preferred Stock, each holder thereof can only acquire shares of common stock upon conversion of the Series E Preferred Stock to the extent that the number of shares of common stock thereby issuable, together with a number of shares of common stock then held by such holder and its affiliates (not including shares of common stock underlying converted shares of Series E Preferred Stock) would not exceed 4.9% of the then outstanding common stock.

     The Series E Preferred Stock has no voting power except as provided under the Delaware General Corporation Law.

     STOCK WARRANTS - In prior years, the Company issued warrants to purchase shares of common stock to certain officers and key employees (none of whom any longer hold a position with the Company) and to former directors. These warrants are exercisable at $2.875 per share and expire through 1999. At December 31, 1996 and 1995, warrants to purchase 1,012,500 shares were outstanding and exercisable. No warrants were exercised during 1994, 1995 or 1996.

     In connection with the issuance of common stock, 8% Convertible Subordinated Debentures, and Series B, C and E Preferred Stock, the Company has issued to its placement agents warrants to purchase 614,573 shares of common stock at prices ranging from $1.375 to $3.25 per share. The warrants all remained outstanding and were exercisable at December 31, 1996.

     A warrant to purchase 810,126 common shares at $3.09 per share was issued to the purchaser of the Company's Series D Preferred Stock. The warrant was immediately exercisable and remained outstanding as of December 31, 1996.

     Warrants to purchase 300,000 common shares at $1.58 per share were issued to the purchasers of the secured convertible term notes in October 1996. The warrants were immediately exercisable and remained outstanding as of December 31, 1996.

     STOCK OPTIONS - The Company has a stock incentive plan under which 2,200,000 shares of the Company's common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. Options granted pursuant to the Plan have a maximum term of ten years; vesting is determined by the Company's Compensation Committee. Options granted through 1996 have had vesting requirements of up to three years. Options granted and outstanding under the plan are summarized as follows:

                                           1996                     1995                     1994
                                           ----                     ----                     ----
                                              Weighted                 Weighted                 Weighted
                                               average                  average                  average
                                              exercise                 exercise                 exercise
                                    Shares     price          Shares    price          Shares    price
         Outstanding at
           beginning of year        382,900    $2.93           90,000    $3.44              --       --

         Granted                  1,090,000    $1.57          317,900    $2.73          90,000    $3.44

         Exercised                   (3,333)   $1.69               --    --                 --       --

         Forfeitures                (49,067)   $2.17          (25,000)   $2.25              --       --
                                  ---------    -----          -------    -----          ------    -----
         Outstanding at end
           of year                1,420,500    $1.92          382,900    $2.93          90,000    $3.44
                                  =========                   =======                   ======

         Exercisable at end
           of year                  619,331    $2.29          219,294    $3.18          75,000    $3.50
                                    =======                   =======                   ======

     The number of shares under option, weighted average exercise price and weighted average remaining contractual life of all options outstanding as of December 31, 1996, by range of exercise price was as follows:

                                               Weighted         Weighted
               Range of                         average          average
               exercise                        exercise         remaining
                 price          Shares           price            life

           $1.31 - $1.69       1,050,000        $1.55          9.5 years
           $2.25 - $2.28         125,500        $2.26          7.7 years
           $3.00 - $3.50         245,000        $3.31          8.1 years

     The number of shares under option and weighted average exercise price of options exercisable as of December 31, 1996, by range of exercise price was as follows:

                                                          Weighted
                           Range of                        average
                           exercise                       exercise
                             price           Shares        price

                        $1.31 - $1.69        293,999       $1.48
                        $2.25 - $2.28         93,666       $2.26
                        $3.00 - $3.50        231,666       $3.33

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock incentive plan. Accordingly, since the exercise price of all options issued under the plan has been less than or equal to the fair market value of the stock at the date of issue of the options, no compensation cost has been recognized for options granted under the plan. Had compensation cost for options granted under the plan been determined based on the fair value at the grant dates in a manner consistent with the method determined under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the net loss and net loss per share for 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                          1996              1995
           Net loss:
                As reported          $(5,992,000)       $(8,892,000)
                Pro forma            $(6,389,000)       $(9,210,000)


           Net loss per share:
                As reported          $      (.47)       $      (.82)
                Pro forma            $      (.50)       $      (.85)

     For the purpose of computing the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for grants in both 1996 and 1995: a dividend yield of zero percent;

     expected volatility of 75%; risk-free interest rate of 6%; and expected lives of three years. The weighted average fair value as of the option date was computed to be $.83 per share for options issued during 1996 and $1.53 per share for options issued during 1995.


8.   INCOME TAXES

     INCOME TAX PROVISION - Income tax provisions were not necessary in 1996, 1995 and 1994 due to net losses.

     DEFERRED TAXES - Deferred taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

     The tax effects of significant items comprising the Company's deferred taxes as of December 31 were as follows:

     United States taxes:                                                         1996            1995

               Deferred tax assets:
                  Federal net operating loss carryforward
                    and capitalized research and development
                    expenses                                                   $5,194,000        $4,829,000
                  Federal R&D tax credit carryforward                             522,000           495,000
                  State net operating loss carryforward and capitalized
                    research and development expenses                             211,000           125,000
              Deferred tax liabilities - book basis in excess
                of noncurrent assets acquired in the
                acquisition of IBC                                             (1,102,000)       (1,338,000)
                                                                               -----------       ----------

              Net deferred tax assets                                           4,825,000         4,111,000

              Valuation allowance                                              (4,825,000)       (4,111,000)
                                                                              -----------        ----------

              Net deferred taxes                                              $        --        $       --
                                                                              ===========        ==========

     French taxes:                                                                 1996                1995
              Deferred tax assets:
                  Net operating loss carryforward                              $5,426,000        $5,721,000
                  Impact of temporary differences                                (211,000)         (225,000)
                                                                             ------------       -----------

              Total                                                             5,215,000         5,496,000

              Valuation allowance                                              (5,215,000)       (5,496,000)
                                                                             ------------        ----------

              Net deferred taxes                                             $         --       $        --
                                                                             ============       ===========

     Temporary differences for French taxes result primarily from leases treated as operating leases for French tax reporting and as capital leases in the consolidated financial statements.

     The tax benefits ($5,136,000) of the net operating losses of $15,410,000 which existed at the date of acquisition (September 7, 1994) of the French subsidiary will be recorded as a reduction of the net unamortized balance of property, equipment, capitalized lease assets and intangible assets of $2,421,000 when and if realized, and the remaining benefit will be recorded as a reduction of income tax expense.

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


     TAX CARRYFORWARDS - At December 31, 1996, the Company had net operating loss carryforwards of approximately $3,995,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $522,000 to reduce United States federal taxes in future years. In addition, the Company's French subsidiary had operating loss carryforwards of $14,801,000 (76,812,000 French francs) to reduce French taxable income in future years. These carryforwards expire as follows:

                                 United States        R&D tax         French
                                 net operating       credit      operating loss
       Year of expiration    loss carryforward     carryforward   carryforward

            1997                    $2,670,000                     $ 1,200,000
            1998                       208,000                       1,240,000
            1999                       111,000                         220,000
            2000                            --                           6,000
            2001                        23,000      $123,000                --
            2002-2011                  983,000       399,000                --
            No expiration                   --            --        12,135,000
                                    ----------      --------       -----------

                                    $3,995,000      $522,000       $14,801,000
                                    ==========      ========       ===========

     Utilization of the United States tax carryforwards is subject to certain restrictions in the event of a significant change (as defined in Internal Revenue Service guidelines) in ownership of the Company.

9.   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     One domestic customer and one foreign licensee have each accounted for significant portions of the Company's revenues during the past three years. The percentages of total revenues derived from sales to, and royalties from, these major customers are as follows:

                                      1996     1995    1994

              Domestic customer       --       18%     35%
              Spanish licensee        39%      16%     18%

     The Company's domestic customer to whom sales of bovine superoxide dismutase ("bSOD") accounted for 18% and 35% of the Company's revenues in 1995 and 1994, respectively, announced in the fourth quarter of 1995 that the clinical trial in which it was using bSOD purchased from the Company failed to show the desired results, and sales of bSOD to this customer have ceased.

     The Company limits its foreign exchange risk by buying and selling bulk bSOD in a single currency, the Dutch guilder. The Company maintains a bank account in The Netherlands for receipt and disbursement of Dutch guilders and had the equivalent of $1,000 and $81,000 in that account at December 31, 1996 and 1995, respectively. Foreign currency transaction gains and losses were not material.


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

     Sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows:

                                                       1996           1995            1994
         Revenues from unaffiliated customers:
              United States                         $ 1,303,000     $ 2,686,000     $ 2,053,000
              Export sales from the U.S.              3,185,000       1,878,000       1,257,000
              France                                    379,000         572,000         160,000
                                                    -----------     -----------     -----------
                Total                               $ 4,867,000     $ 5,136,000     $ 3,470,000
                                                    ===========     ===========     ===========

         Operating loss:
              United States                         $(2,874,000)    $(5,653,000)    $(1,410,000)
              France                                 (3,017,000)     (3,110,000)     (4,191,000)
                                                    -----------     -----------     -----------
                Total                               $(5,891,000)    $(8,763,000)    $(5,601,000)
                                                    ===========     ===========     ===========

         Identifiable assets:
              United States                         $ 5,110,000     $ 7,824,000     $ 9,587,000
              France                                  2,942,000       3,866,000       2,570,000
              Eliminations                              (55,000)     (1,820,000)       (963,000)
                                                    -----------      ----------     -----------
                Total                               $ 7,997,000     $ 9,870,000     $11,194,000
                                                    ===========     ===========     ===========


11.  LEASE COMMITMENTS

     The Company leases its facilities in Oregon under an operating lease that expires in 1997, and leases its facilities in France under an operating lease that expires in 1998. Future lease payments are scheduled as follows:

                           1997                $313,000
                           1998                 217,000

     Rental expense included in the accompanying statements of operations was $519,000 in 1996, $492,000 in 1995 and $193,000 in 1994.


12.  401(K) SAVINGS PLAN

     The Company has a 401(k) saving plan (the "Plan") which covers all United States employees who meet certain minimum age and service requirements. The Company's matching contribution to the Plan for each year is 100% of the first $1,000 of each employee's salary deferral and 33-1/3% of the next $3,000 of salary deferral. The Company's contributions have not been material.

     INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Shareholders of OXIS International, Inc.:

     We have audited the accompanying consolidated balance sheets of OXIS International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of OXIS International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OXIS International, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements for the year ended December 31, 1996, have been prepared assuming that the Company will continue as a going concern. The Company is engaged in developing, manufacturing and marketing selected therapeutic and diagnostic products. As discussed in Note 1 to the financial statements, the Company has incurred losses in each of the last three years, and at December 31, 1996, the Company's current liabilities exceeded its current assets by $1,405,000, raising substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     DELOITTE & TOUCHE LLP

     March 7, 1997
     Portland, Oregon

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

              See pages 16 to 39.

     2.  FINANCIAL STATEMENT SCHEDULES

              Schedules are omitted because they are not applicable or the required information is included in the financial statements and notes thereto.

     3.  EXHIBITS

              See Exhibit Index - page 43.

(b)  Reports on Form 8-K.

                                Two reports on Form 8-K were filed by the
              Company during the fourth quarter of 1996. The first, filed on November 4, 1996, reported the issuance of $1,000,000 in secured convertible term notes and the engagement of an investment banker to act as underwriter for a public offering of common stock on a French stock market. The second, filed December 30, 1996, reported a private placement of Series E Preferred Stock and common stock for an aggregate of $1,100,000.

(c)  Exhibits specified by item 601 of Regulation S-K.

         See Exhibit Index - page 43.

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

Dated:  March 25, 1997


                                  OXIS INTERNATIONAL, INC.
                                  Registrant

                                  By:  /s/ Anna D. Barker
                                       ---------------------------------------
                                       Anna D. Barker
                                       President and Chief Executive Officer
                                         (Principal Executive Officer)


                                       /s/ Jon S. Pitcher
                                       ---------------------------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant.



/s/ Anna D. Barker       March 25, 1997   /s/ Timothy G. Biro     March 25, 1997
---------------------------------------   --------------------------------------
Anna D. Barker           Date             Timothy G. Biro         Date



/s/ Stuart S. Lang       March 25, 1997   /s/ Gerald D. Mayer     March 25, 1997
---------------------------------------   --------------------------------------
Stuart S. Lang.          Date             Gerald D. Mayer         Date



/s/ James D. McCamant    March 25, 1997   /s/ David Needham       March 25, 1997
---------------------------------------   --------------------------------------
James D. McCamant        Date             David Needham           Date



/s/ Ray R. Rogers        March 25, 1997   /s/ A.R. Sitaraman      March 25, 1997
---------------------------------------   --------------------------------------
Ray R. Rogers            Date             A.R. Sitaraman          Date

                                  EXHIBIT INDEX

 EXHIBIT                                                                              PAGE
 NUMBER                  DESCRIPTION OF DOCUMENT NUMBER

2    (a)     Agreement and Plan of Reorganization and Merger between
             OXIS International, Inc., OXIS Acquisition Corporation
             and Therox Pharmaceuticals, Inc. Dated July 18, 1995                      (1)

2    (b)     Amendment No. 1 to Agreement and Plan for Reorganization
             and Merger between OXIS International, Inc., OXIS Acquisition
             Corporation and Therox Pharmaceuticals, Inc.                              (2)

3    (a)     Second Restated Certificate of Incorporation as filed
             September 10, 1996                                                         45

3    (b)     Certificate of Designations, Preferences, and Rights of Series E
             Preferred Stock of the Company                                            (3)

3    (c)     Bylaws of the Company as amended on June 15, 1994                         (4)

4    (a)     Securities Purchase Agreement, Registration Rights Agreement
             and Security Agreement                                                    (5)

10   (a)     1987 Stock Purchase Warrants                                              (6)

10   (b)     1988 Stock Purchase Warrants                                              (7)

10   (c)     Lease agreement between Bioxytech S.A. and Sofibus                        (8)

10   (d)     OXIS International, Inc. Series B Preferred Stock Purchase Agreement
             dated July 18, 1995                                                       (9)

10   (e)     Factoring (security) Agreement dated September 6, 1996 between
             Silicon Valley Financial Services and OXIS International, Inc.             77

21   (a)     Subsidiaries of OXIS International, Inc.                                   91

23   (a)     Independent Auditors' Consent                                              92

27   (a)     Financial data schedule                                                    93


(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for 1995 - Exhibit 2 (b).

(3) Incorporated by reference to the Company's Form 8-K Current Report dated December 30, 1996.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(5) Incorporated by reference to the Company's Form 8-K Current Report dated November 4, 1996.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for 1992 - Exhibit 10(b).

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for 1992 - Exhibit 10(c).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for 1994.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.