Form 10-Q
period 1997-03-31
OXIS INTERNATIONAL INC
filed 1997-05-14
CIK 109657

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended March 31, 1997.



         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 for thetransition period from ______ to ______.



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

         At March 31, 1997, the issuer had outstanding the indicated number of shares of common stock: 14,439,992

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended
                                                      March 31
                                                1997            1996
                                           ----------------------------
Revenues:
     Product sales .....................   $  1,127,000    $  1,337,000
     Royalties and license fees ........         35,000          30,000
                                           ------------    ------------

         Total revenues ................      1,162,000       1,367,000

Costs and expenses:
     Cost of sales .....................        772,000         925,000
     Research and development ..........      1,106,000       1,182,000
     Selling, general and
       administrative ..................        604,000         745,000
                                           ------------    ------------
         Total costs and expenses ......      2,482,000       2,852,000
                                           ------------    ------------
Operating loss .........................     (1,320,000)     (1,485,000)
Interest income ........................          3,000           8,000
Interest expense .......................        (30,000)        (69,000)
                                           ------------    ------------
Net loss ...............................   $ (1,347,000)   $ (1,546,000)
                                           ============    ============


Net loss per share .....................   $       (.10)   $       (.13)
                                           ============    ============
Weighted average number of
  shares used in computation ...........     14,108,668      12,124,423
                                           ============    ============

                           CONSOLIDATED BALANCE SHEETS

                                     March 31,   December 31,
                                       1997         1996
                                           (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ..   $  272,000   $  422,000
     Accounts receivable ........    1,013,000      861,000
     Inventories ................      545,000      591,000
     Prepaid and other ..........       81,000      191,000
                                    ----------   ----------
         Total current assets ...    1,911,000    2,065,000

Property and equipment, net .....    1,359,000    1,327,000

Assets under capital leases, net        43,000      309,000

Technology for developed products
     and custom assays, net .....    3,603,000    3,782,000

Other assets ....................      581,000      514,000
                                    ----------   ----------

         Total assets ...........   $7,497,000   $7,997,000
                                    ==========   ==========

                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,      December 31,
                                                                             1997            1996
                                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable .................................................   $  1,422,000    $  1,221,000
     Accounts payable ..............................................      2,072,000       1,386,000
     Customer deposits .............................................        158,000         132,000
     Accrued liabilities ...........................................        750,000         655,000
     Current portion of capital lease obligations ..................         38,000          76,000
                                                                       ------------    ------------
         Total current liabilities .................................      4,440,000       3,470,000

Other liabilities ..................................................           --             2,000

Shareholders' equity:
     Preferred stock - $.01 par value; 15,000,000 shares authorized:
         Series B - 642,583 shares issued and outstanding
           (liquidation preference of $1,500,000) ..................          6,000           6,000
         Series C - 1,262,543 shares issued and
           outstanding at March 31, 1997 ...........................         13,000          17,000
         Series D - 1,550 shares issued and
           outstanding at March 31, 1997 ...........................           --              --
         Series E - 2,200 shares issued and
           outstanding at March 31, 1997 ...........................           --              --
     Common stock - $.50 par value; 40,000,000 shares
       authorized; 14,439,992 shares issued and outstanding
       at March 31, 1997 ...........................................      7,220,000       6,895,000
     Additional paid in capital ....................................     30,385,000      30,706,000
     Accumulated deficit ...........................................    (34,370,000)    (33,023,000)
     Accumulated translation adjustments ...........................       (197,000)        (76,000)
                                                                       ------------    ------------

         Total shareholders' equity ................................      3,057,000       4,525,000
                                                                       ------------    ------------

Total liabilities and shareholders' equity .........................   $  7,497,000    $  7,997,000
                                                                       ============    ============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                      -------------------------
                                                                           1997           1996
Cash flows from operating activities:
   Net loss ....................................................      $(1,347,000)   $(1,546,000)
   Adjustments to reconcile net loss to cash provided
     by (used for) operating activities:
     Depreciation and amortization .............................          452,000        370,000
     Changes in assets and liabilities:
      Accounts receivable ......................................         (152,000)        92,000
      Inventories ..............................................           46,000         51,000
      Other current assets .....................................          110,000         45,000
      Accounts payable .........................................          686,000        525,000
      Customer deposits ........................................           26,000           --
      Accrued liabilities ......................................           95,000        (78,000)
                                                                      -----------    -----------

         Net cash provided by (used for) operating activities             (84,000)      (541,000)

Cash flows from investing activities:
   Purchases of equipment ......................................           (2,000)       (13,000)
   Additions to other assets ...................................           (5,000)          --
   Other, net ..................................................         (121,000)       (49,000)
                                                                      -----------    -----------

         Net cash provided by (used for) investing activities            (128,000)       (62,000)

Cash flows from financing activities:
   Proceeds from issuance of notes .............................          213,000         65,000
   Proceeds from issuance of stock, net of related cost ........             --          784,000
   Stock issuance costs ........................................          (99,000)          --
   Repayment of short-term borrowings ..........................          (12,000)        (7,000)
   Repayment of long-term debt and capital lease obligations ...          (40,000)       (91,000)
                                                                      -----------    -----------

         Net cash provided by financing activities .............           62,000        751,000
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents ...........         (150,000)       148,000

Cash and cash equivalents - beginning of period ................          422,000        727,000
                                                                      -----------    -----------

Cash and cash equivalents - end of period ......................      $   272,000    $   875,000
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

     An annual report (Form 10-K) has been filed with the Securities and Exchange Commission ("Commission") for the year ended December 31, 1996. That report contains, among other information, a description of the Company's business, audited financial statements, notes to the financial statements, the report of the independent auditors and management's discussion and analysis of results of operations and financial condition. Readers of this report are presumed to be familiar with that annual report.


2.   SUBSEQUENT EVENTS - ADDITIONAL FINANCING

     In March and April 1997 the Company borrowed $808,000 pursuant to short-term notes as described in Note 4. On May 13, 1997, the Company finalized an underwriting agreement with certain underwriters in France whereby such underwriters have agreed to purchase 9,000,000 shares of the Company's common stock at a price of approximately $.80 per share (the "Placement Price"). The stock is to be listed on the French stock market, Le Nouveau Marche, no later than May 15, 1997, and the settlement from the sale is to close no later than May 20, 1997. The underwriters also have the option to purchase up to an additional 1,500,000 shares of common stock at the Placement Price within 30 days of the listing. The securities offered have not been, and will not be, registered under the Securities Act of 1933, as amended, (the "Act") and may not be offered or sold in the United States absent registration under the Act or an applicable exemption from such registration requirements.

3.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at March 31, 1997 and December 31, 1996, consisted of the following:

                                             March 31,       December 31,
                                               1997              1996
                  Raw materials              $167,000          $148,000
                  Work in process             186,000           200,000
                  Finished goods              192,000           243,000
                                             --------          --------

                  Total                      $545,000          $591,000
                                             ========          ========

4.   NOTES PAYABLE

     During March 1997 the Company borrowed $160,000 from a shareholder pursuant to issuance of a short-term unsecured promissory note with a 3% origination fee and bearing interest at an annual rate of 8%. In April 1997 an additional $648,000 was borrowed from other shareholders pursuant to promissory notes with similar terms. All of the notes are due in June and July 1997, but no later than ten days following the consummation of the Company's planned public offering of common stock to be traded over the French stock market, Le Nouveau Marche as described in Note 2.

5.   SHAREHOLDERS' EQUITY

     During the first quarter of 1997, 384,614 shares of Series C Preferred Stock and 100 shares of Series D Preferred Stock were converted into an aggregate of 649,256 shares of common stock.

6.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 changes the standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ended after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Earnings per share reported for the three-month periods ended March 31, 1996 and 1997 are not affected as a result of adopting SFAS 128 due to the Company's losses.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit increased during the first quarter of 1997 from $1,405,000 at December 31, 1996 to $2,529,000 at March 31, 1997.
     This increase in the Company's working capital deficit resulted primarily from the effect of the net loss for the first quarter of 1997 ($1,347,000 less non-cash charges of $452,000) and an increase in accounts payable of $686,000, offset by proceeds from issuance of short-term notes ($213,000).

     Cash and cash equivalents decreased from $422,000 at December 31, 1996 to $272,000 at March 31, 1997.

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

     During March and April 1997, the Company has raised $808,000 through the issuance of short-term notes to certain of its shareholders. The notes are due in June and July 1997, but no later than ten days following the consummation of the Company's planned public offering of common stock to be traded over the French stock market, Le Nouveau Marche.

     On May 13, 1997, the Company finalized an underwriting agreement with certain underwriters in France whereby such underwriters have agreed to purchase 9,000,000 shares of the Company's common stock at a price of approximately $.80 per share (the "Placement Price"). The stock is to be listed on the French stock market, Le Nouveau Marche, no later than May 15, 1997, and the settlement from the sale is to close no later than May 20, 1997. The underwriters also have the option to purchase up to an additional 1,500,000 shares of common stock at the Placement Price within 30 days of the listing. The securities offered have not been, and will not be, registered under the Securities Act of 1933, as amended, (the "Act") and may not be offered or sold in the United States absent registration under the Act or an applicable exemption from such registration requirements.


          RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997
              COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996


REVENUES

     The Company's product sales for the quarters ended March 31, 1997 and 1996 were as follows:

                                            1997         1996

Diagnostic and research assays .........     $  548,000   $  621,000

Bovine superoxide dismutase (bSOD)
  for research and human use ...........        412,000      621,000

Palosein(R)(bSOD for veterinary use) ...        154,000       78,000

Other ..................................         13,000       17,000
                                             ----------   ----------

                                             $1,127,000   $1,337,000
                                             ==========   ==========

     Sales of the Company's diagnostic and research assays decreased from $621,000 in the first quarter of 1996 to $548,000 in the first quarter of 1997. This decrease of $73,000 consists of decreases in sales of the Company's therapeutic drug monitoring assays ($91,000) and assays for drugs of abuse ($17,000), offset by a $35,000 increase in sales of assays for measures of oxidative stress. Sales of therapeutic drug monitoring assays in the first quarter of 1997 were adversely impacted by larger than normal stocking orders shipped to distributors in December 1996.

     Sales of bulk bSOD for research and human use decreased by $209,000 in the first quarter of 1997 as compared to the first quarter of 1996. The Company's sales of bulk bSOD in the first quarters of 1996 and 1997 were almost entirely to the Company's Spanish licensee. Bulk bSOD sales in the first quarter of 1997 declined as compared to the first quarter of 1996 due to a 20% decline in the volume of product delivered and a decrease in the value of the Dutch guilder, the currency in which the Company sells bSOD to its Spanish licensee. Future sales of bulk bSOD continue to be largely dependent on the needs of the Company's Spanish licensee. The Company expects its orders for 1997 from the Spanish licensee to be less than those for 1996. The Company's sales of bulk bSOD beyond 1997 are uncertain and difficult to predict and no assurances can be given with respect thereto.

     Palosein(R)sales increased from $78,000 in the first quarter of 1996 to $154,000 in the first quarter of 1997. The increase in Palosein(R)sales is attributable to a substantial sale in the first quarter of 1997 to a distributor in Germany.


COSTS AND EXPENSES

     Costs of sales was 69% of product sales for the first quarter of both 1996 and 1997. Cost of sales of diagnostic and research assays declined from 79% of the related sales in the first quarter of 1996 to 67% in the first quarter of 1997, following the consolidation of the Company's manufacturing operations into one location in the third quarter of 1996. Cost of assay sales in both the first quarter of 1996 and the first quarter of 1997 include approximately $180,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Excluding such amortization the cost of diagnostic and research assays for the first quarter of 1997 was approximately 34% of the related sales. The decline in cost of diagnostic and research assays was offset by an increase in the cost of bulk bSOD and Palosein(R) sold in the first quarter of 1997 as compared to the first quarter of 1996.

     Research and development expenses decreased from $1,182,000 in the first quarter of 1996 to $1,106,000 in the first quarter of 1997. The decrease in research and development expenses resulted from cost reductions in the first quarter of 1997 compared to the first quarter of 1996 of (1) $96,000 in research and development costs of the Company's French subsidiary, (2) $88,000 in costs of the former Therox operations (the former Therox laboratory facility was closed in May 1996), and (3) $77,000 in research and development costs at the Company's Portland, Oregon facility. These cost reductions were partially offset by a $172,000 increase in expenses for outside development contracts primarily relating to the preclinical development work and the Phase I clinical trial on the Company's glutathione peroxidase mimics program.

     Selling, general and administrative expenses decreased from $745,000 in the first quarter of 1996 to $604,000 in the first quarter of 1997. The decrease is primarily the result of a decrease in the general and administrative expenses of the Company's French subsidiary. In the third quarter of 1996 all of the Company's manufacturing operations were consolidated in the United States and the French subsidiary became a research facility. In connection with this restructuring, two administrative positions have been eliminated and certain other costs which were previously charged to administrative expenses are now being classified as research and development costs.


INTEREST EXPENSE

     Interest expense decreased by $39,000 in the first quarter of 1997 as compared with the first quarter of 1996, primarily due to a reduction in interest-bearing obligations.


NET LOSS

     The Company continued to experience losses in the first quarter of 1997. The first quarter 1997 loss of $1,347,000 ($.10 per share) was $199,000 less than the $1,546,000 ($.13 per share) loss for the first quarter of 1996. The reduction in the net loss is primarily due to the decreased research and development and selling, general and administrative expenses, offset by a decline in gross margin from product sales.

     The Company plans to continue to invest in research and development activities and incur marketing, sales and administrative expenses in amounts greater than its anticipated near-term product margins, and, as a result, expects to incur a substantial net loss for 1997.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - See Exhibit Index on page 12.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OXIS International, Inc.


May 12, 1996                          By  s/Anna D. Barker
                                          ------------------
                                          Anna D. Barker, Ph.D.
                                          President and Chief Executive Officer



May 12, 1996                          By  s/Jon S. Pitcher
                                          ------------------
                                          Jon S. Pitcher
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                    Page
Number         Description of Document


 10(a)         Form of Promissory Notes dated March 27, 1997 -
                April 24, 1997                                             (13)

 27(a)         Financial data schedule                                     (15)