Form 10-Q
period 1997-06-30
OXIS INTERNATIONAL INC
filed 1997-08-13
CIK 109657

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934 for the quarterly period ended June 30, 1997.

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


 At June 30, 1997, the issuer had outstanding the indicated number of shares of common stock:  25,461,376

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended           Six Months Ended
                                                  June 30                     June 30
                                         --------------------------  -------------------------
                                             1997          1996          1997          1996

Revenues:
  Product sales                          $   717,000   $ 1,200,000   $ 1,844,000   $ 2,537,000
  Royalties and license fees                  24,000        28,000        59,000        58,000
                                         -----------   -----------   -----------   -----------
     Total revenues                          741,000     1,228,000     1,903,000     2,595,000

Costs and expenses:
  Cost of sales                              472,000       652,000     1,244,000     1,577,000
  Research and development                   883,000     1,179,000     1,989,000     2,361,000
  Selling, general and administrative        728,000       881,000     1,332,000     1,626,000
                                         -----------   -----------   -----------   -----------
     Total costs and expenses              2,083,000     2,712,000     4,565,000     5,564,000
                                         -----------   -----------   -----------   -----------
Operating loss                            (1,342,000)   (1,484,000)   (2,662,000)   (2,969,000)
Interest income                               20,000        13,000        23,000        21,000
Interest expense                             (42,000)      (48,000)      (72,000)     (117,000)
                                         -----------   -----------   -----------   -----------
Net loss                                 $(1,364,000)  $(1,519,000)  $(2,711,000)  $(3,065,000)
                                         ===========   ===========   ===========   ===========

Net loss per share                       $      (.07)  $      (.12)  $      (.16)  $     $(.25)
                                         ===========   ===========   ===========   ===========

Weighted average number of
  shares used in computation              19,884,092    12,204,520    17,012,334    12,164,472
                                         ===========   ===========   ===========   ===========


                                     CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
                                                         1997         1996
                                                      (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                           $ 4,188,000   $  422,000
 Accounts receivable                                     589,000      861,000
 Inventories                                             491,000      591,000
 Prepaid and other                                       265,000      191,000
                                                     -----------   ----------
  Total current assets                                 5,533,000    2,065,000

Property and equipment, net                            1,264,000    1,327,000

Assets under capital leases, net                              --      309,000

Technology for developed products
 and custom assays, net                                3,424,000    3,782,000

Other assets                                             269,000      514,000
                                                     -----------   ----------

  Total assets                                       $10,490,000   $7,997,000
                                                     ===========   ==========

CONSOLIDATED BALANCE SHEETS
                                                              June 30,     December 31,
                                                               1997         1996
                                                            (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                                            $  1,143,000   $  1,221,000
 Accounts payable                                              751,000      1,386,000
 Customer deposits                                             273,000        132,000
 Accrued liabilities                                           667,000        655,000
 Current portion of long-term obligations                       17,000         76,000
                                                          ------------   ------------
   Total current liabilities                                 2,851,000      3,470,000

Other liabilities                                                   --          2,000

Shareholders' equity:
 Preferred stock - $.01 par value; 15,000,000 shares
  authorized:
   Series B - 642,583 shares issued and outstanding
    (liquidation preference of $1,500,000)                       6,000          6,000
   Series C - 1,021,697 shares issued and
    outstanding at June 30, 1997                                10,000         17,000
   Series D - 1,150 shares issued and
    outstanding at June 30, 1997                                    --             --
   Series E - 960 shares issued and
    outstanding at June 30, 1997                                    --             --
 Common stock - $.50 par value; 50,000,000 shares
  authorized; 25,461,376 shares issued and outstanding
  at June 30, 1997                                          12,731,000      6,895,000
 Additional paid in capital                                 30,941,000     30,706,000
 Accumulated deficit                                       (35,734,000)   (33,023,000)
 Accumulated translation adjustments                          (315,000)       (76,000)
                                                          ------------   ------------

   Total shareholders' equity                                7,639,000      4,525,000
                                                          ------------   ------------

Total liabilities and shareholders' equity                $ 10,490,000   $  7,997,000
                                                          ============   ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Six Months Ended
                                                                      June 30,
                                                              --------------------------
                                                                 1997          1996

Cash flows from operating activities:
 Net loss                                                     $(2,711,000)  $(3,065,000)
 Adjustments to reconcile net loss to cash provided
  by (used for) operating activities:
   Depreciation and amortization                                  702,000       712,000
   Changes in assets and liabilities:
    Accounts receivable                                           260,000       201,000
    Inventories                                                    94,000       227,000
    Other current assets                                          (76,000)      141,000
    Accounts payable                                             (595,000)     (240,000)
    Customer deposits                                             142,000      (125,000)
    Accrued liabilities                                            44,000        27,000
                                                              -----------   -----------

     Net cash used for operating activities                    (2,140,000)   (2,122,000)
                                                              -----------   -----------

Cash flows from investing activities:
 Purchases of equipment                                           (17,000)      (24,000)
 Other, net                                                        (7,000)       59,000
                                                              -----------   -----------

     Net cash provided by (used for) investing activities         (24,000)       35,000

Cash flows from financing activities:
 Proceeds from issuance of short-term notes                       872,000        65,000
 Proceeds from issuance of stock, net of related cost           6,240,000     3,205,000
 Repayment of short-term borrowings                              (950,000)     (619,000)
 Repayment of long-term debt and capital lease obligations        (58,000)     (162,000)
                                                              -----------   -----------

     Net cash provided by financing activities                  6,104,000     2,489,000

Effect of exchange rate changes on cash                          (174,000)           --
                                                              -----------   -----------

Net increase in cash and cash equivalents                       3,766,000       402,000

Cash and cash equivalents - beginning of period                   422,000       727,000
                                                              -----------   -----------

Cash and cash equivalents - end of period                     $ 4,188,000   $ 1,129,000
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

    NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT ADOPTED

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting
                                                                ---------
    Comprehensive Income. SFAS No. 130 establishes standards for reporting and
    --------------------
    display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management has not assessed whether its adoption will have a material effect on its financial position or results of operations.

    In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an
                                            --------------------------------
    Enterprise and Related Information. SFAS No. 131 establishes standards for
    ----------------------------------
    the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997. Management has not assessed whether its adoption will have a material effect on its financial position or results of operations.

2.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at June 30, 1997 and December 31, 1996, consisted of the following:

                             June 30,    December 31,
                               1997         1996

          Raw materials      $128,000      $148,000
          Work in process     175,000       200,000
          Finished goods      188,000       243,000
                             --------      --------

          Total              $491,000      $591,000
                             ========      ========


3.  NOTES PAYABLE

    During March and April 1997 the Company borrowed $808,000 from certain shareholders pursuant to issuance of short-term unsecured promissory notes with a 3% origination fee and bearing interest at an annual rate of 8%. All of the notes were due in May 1997. The majority of the noteholders are indebted to the Company under the terms of an indemnification agreement. Payment of the notes has been deferred pending the outcome of ongoing discussions with representatives of the noteholders.


4.  SHAREHOLDERS' EQUITY

    On May 20, 1997, the Company issued 9,000,000 shares of its common stock pursuant to an underwriting agreement with certain underwriters in France. The underwriters purchased the stock at a price of 4.60 French francs per share (an aggregate of $7,328,000). The newly-issued shares have been listed on the French stock market, Le Nouveau Marche, and on the NASDAQ National Market System.

    During the first six months of 1997, 625,460 shares of Series C Preferred Stock, 500 shares of Series D Preferred Stock and 1,240 shares of Series E Preferred Stock were converted into an aggregate of 2,670,640 shares of common stock.

5.  PENDING ACQUISITION

    In July 1997 the Company entered into a letter of intent to acquire 100% of the capital stock of Innovative Medical Systems Corporation ("IMS"). IMS, located near Philadelphia, Pennsylvania, is a privately-held company which specializes in the development, engineering and manufacture of instruments for the biomedical industry. The acquisition is subject to negotiating and entering into a definitive purchase agreement, the approval of the boards of directors of OXIS and IMS, and the satisfactory completion of OXIS' due diligence investigation.

6.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 changes the standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ended after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Earnings per share reported for the six-month periods ended June 30, 1996 and 1997 are not affected as a result of adopting SFAS 128 due to the Company's losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital increased during the first half of 1997 from a deficit of $1,405,000 at December 31, 1996 to positive working capital of $2,682,000 at June 30, 1997. This increase in the Company's working capital resulted primarily from the issuance of common stock (net proceeds of $6,240,000), offset by the effect of the net loss for the first half of 1997 ($2,711,000 less non-cash charges of $702,000).

    Cash and cash equivalents increased from $422,000 at December 31, 1996 to $4,188,000 at June 30, 1997.

    The Company expects to continue to report losses in 1997 as the level of expenses is expected to continue to exceed revenues. To continue operations in accordance with its current plans, the Company must raise additional capital during the remainder of 1997. Although the Company has continued to raise additional funds through private placements and a public offering (described below), it cannot predict the sources, terms, amount, form, and/or availability of additional capital to fund its operations to the end of the current year. Failure to raise such additional capital would cause the Company to severely curtail or cease operations.

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

    On May 20, 1997, the Company issued 9,000,000 shares of its common stock pursuant to an underwriting agreement with certain underwriters in France. The underwriters purchased the stock at a price of 4.60 French francs per share (an aggregate of $7,328,000). The newly-issued shares have been listed on the French stock market, Le Nouveau Marche, and on the NASDAQ National Market System.

  RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE
                           MONTHS ENDED JUNE 30, 1996


REVENUES

    The Company's product sales for the quarters ended June 30, 1997 and 1996 were as follows:

                                                    1997        1996

       Diagnostic and research assays            $611,000  $  524,000

       Bovine superoxide dismutase (bSOD)
        for research and human use                  3,000     613,000

       Palosein(R) (bSOD for veterinary use)       77,000      63,000

       Other                                       26,000          --
                                                 --------  ----------

                                                 $717,000  $1,200,000
                                                 ========  ==========

    Sales of the Company's diagnostic and research assays increased from $524,000 in the second quarter of 1996 to $611,000 in the second quarter of 1997. This increase of $87,000 consists primarily of increases in the sales of the Company's therapeutic drug monitoring assays ($57,000) and assays for measures of oxidative stress ($27,000). Increases in sales of therapeutic drug monitoring assays in the second quarter of 1997 were primarily to distributors in Europe and Japan.

    Sales of bulk bSOD for research and human use decreased by $610,000 in the second quarter of 1997 as compared to the second quarter of 1996. The Company's sales of bulk bSOD in 1996 and 1997 have been almost entirely to the Company's Spanish licensee. No shipments were made to the Spanish licensee in the second quarter of 1997, but shipments are scheduled in the third and fourth quarters. Future sales of bulk bSOD continue to be largely dependent on the needs of the Company's Spanish licensee. The Company expects its orders for 1997 from the Spanish licensee to be less than those for 1996. The Company's sales of bulk bSOD beyond 1997 are uncertain and difficult to predict and no assurances can be given with respect thereto.

COSTS AND EXPENSES

     Cost of sales was 54% of product sales for the second quarter of 1996 and 66% for the second quarter of 1997. Cost of sales of diagnostic and research assays declined from 86% of the related sales in the second quarter of 1996 to 72% in the second quarter of 1997, following the consolidation of the Company's manufacturing operations into one location in the third quarter of 1996. Cost of assay sales in both the second quarter of 1996 and the second quarter of 1997 include approximately $180,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Excluding such amortization the cost of diagnostic and research assays for the second quarter of 1997 was approximately 41% of the related sales. The average cost of sales for the second quarter of 1996 was lower than the second quarter of 1997 due to a sale of bSOD with a lower than normal cost in the second quarter of 1996.

     Research and development expenses decreased from $1,179,000 in the second quarter of 1996 to $883,000 in the second quarter of 1997. The decrease in research and development expenses resulted from cost reductions in the second quarter of 1997 compared to the second quarter of 1996 of (1) $36,000 in research and development costs of the Company's French subsidiary, (2) $59,000 in costs of the former Therox operations (the former Therox laboratory facility was closed in May 1996), (3) $75,000 in research and development costs at the Company's Portland, Oregon facility, and (4) $126,000 in expenses for outside development contracts primarily relating to the preclinical development work and clinical trials on the Company's glutathione peroxidase mimics program.

     Selling, general and administrative expenses decreased from $881,000 in the second quarter of 1996 to $728,000 in the second quarter of 1997. The decrease is primarily the result of a decrease of $128,000 in the general and administrative expenses of the Company's French subsidiary. In the third quarter of 1996 all of the Company's manufacturing operations were consolidated in the United States and the French subsidiary became a research facility. In connection with this restructuring, two administrative positions have been eliminated and certain other costs which were previously charged to administrative expenses are now being classified as research and development costs. The Company also experienced reductions in smaller amounts at its Portland, Oregon headquarters. The cost reductions were offset by an increase of $55,000 in foreign exchange losses in the second quarter of 1997 as compared to the second quarter of 1996.


INTEREST INCOME AND EXPENSE

     Interest income increased by $7,000 and interest expense decreased by $6,000 in the second quarter of 1997 as compared with the second quarter of 1996, primarily due to a reduction in interest-bearing obligations and an increase in funds available for short-term investments following the sale of common stock in May.

NET LOSS

     The Company continued to experience losses in the second quarter of 1997. The second quarter 1997 loss of $1,364,000 ($.07 per share) was $155,000 less than the $1,519,000 ($.12 per share) loss for the first quarter of 1996. The reduction in the net loss is primarily due to the decreased research and development and selling, general and administrative expenses, offset by a decline in product sales and gross margin from product sales.

     The Company plans to continue to invest in research and development activities and incur marketing, sales and administrative expenses in amounts greater than its anticipated near-term product margins, and, as a result, expects to incur a substantial net loss for 1997.



RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS
                              ENDED JUNE 30, 1996


REVENUES

     The Company's product sales for the six-month periods ended June 30, 1997 and 1996 were as follows:

                                                    1997        1996

       Diagnostic and research assays           $1,159,000  $1,163,000

       Bovine superoxide dismutase (bSOD)
        for research and human use                 415,000   1,233,000

       Palosein(R) (bSOD for veterinary use)       231,000     141,000

       Other                                        39,000          --
                                                 ----------  ----------

                                                 $1,844,000  $2,537,000
                                                 ==========  ==========

     Sales of bSOD in 1996 and 1997 have been almost entirely to the Company's Spanish licensee. The reduction in bSOD sales for the first six months of 1997 compared to 1996 is primarily the result of a reduction in volume of product delivered to the Spanish licensee. The increase in Palosein/(R)/ sales is attributable to a substantial sale in the first quarter of 1997 to a distributor in Germany.

COSTS AND EXPENSES

     Cost of sales as a percent of product sales increased from 62% in the first half of 1996 to 67% in the first half of 1997. Cost of sales of diagnostic and research assays declined from 82% of the related sales for the first half of 1996 to 69% for the first half of 1997, following the consolidation of the Company's manufacturing operations into one location in the third quarter of 1996. Cost of sales for the first six months of 1996 was lower than for the first six months of 1997 due largely to a sale of bSOD with a lower than normal cost in the second quarter of 1996. Cost of sales in both the first six months of 1996 and 1997 include approximately $360,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Excluding such amortization, cost of sales would have been approximately 48% of product sales for the first half of both 1996 and 1997.

     Research and development expenses decreased by $372,000 from $2,361,000 for the first half of 1996 to $1,989,000 for the first half of 1997. The decrease in research and development expenses resulted from cost reductions in the first half of 1997 compared to the first half of 1996 of (1) $131,000 in costs of the Company's French subsidiary, (2) $147,000 in costs of the former Therox operations, and (3) $139,000 in research and development costs at the Company's Portland, Oregon facility.

     Selling, general and administrative expenses decreased from $1,626,000 for the first six months of 1996 to $1,332,000 for the first six months of 1997, a decrease of $294,000. The decrease was primarily due to a reduction of $272,000 in general and administrative expenses of the Company's French subsidiary. Smaller cost reductions in general and administrative expenses at the Company's Portland, Oregon headquarters were offset by an increase of $28,000 in foreign exchange losses.


INTEREST EXPENSE

     Interest expense decreased by $45,000 in the first six months of 1997 as compared to the first six months of 1996, due to a reduction in interest-bearing obligations.


NET LOSS

     The Company's loss for the first six months of 1997 was $2,711,000 ($.16 per share) compared to a loss of $3,065,000 ($.25 per share) for the first six months of 1996. The decrease in the net loss is primarily due to reductions in research and development expenses ($372,000) and selling general and administrative expenses ($294,000), offset by reduced profit margins on product sales ($360,000)

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's 1997 Annual Meeting of Stockholders held on May 9, 1997 ("1997 Stockholders Meeting"), the Company's stockholders elected the following persons to the Company's Board of Directors:

                                             Common    Series B   Series B   Series C   Series C
                                  Common     shares    Preferred  Preferred  Preferred  Preferred
      Name                      shares FOR  WITHHELD     FOR*     WITHHELD*    FOR*     WITHHELD*
      -----                     ----------  ---------  ---------  ---------  ---------  ---------

     Anna D. Barker, Ph.D.      11,640,828    477,927    642,583          0    801,482          0
     Timothy G. Biro            11,087,129  1,031,626    428,389    214,194    801,482          0
     Brenda D. Gavin            11,636,828    481,927    642,583          0    801,482          0
     Stuart S. Lang             11,642,828    475,927    642,583          0    801,482          0
     James D. McCamant          11,641,788    476,967    642,583          0    801,482          0
     David A. Needham, Ph.D.    11,642,828    475,927    642,583          0    801,482          0
     Ray R. Rogers              11,612,450    506,305    642,583          0    801,482          0
     A.R. Sitaraman             11,691,988    426,767    642,583          0    801,482          0

     *  In equivalent common votes.

     At the 1997 Stockholders Meeting, the stockholders also approved (1) an amendment of the Company's 1994 Stock Incentive Plan (as described in greater detail in the Proxy Statement dated April 10, 1997) to increase the number of shares of common stock available for issuance thereunder by 2,000,000 shares, to an aggregate of 4,200,000 shares (8,004,720 common shares, Series B Preferred shares with 642,583 equivalent common votes and Series C Preferred shares with 801,482 equivalent common votes voting for; 692,080 common shares voting against; 171,336 common shares abstaining; and 3,250,619 broker non-votes) and (2) an amendment of the Company's Restated Certificate of Incorporation to increase the authorized number of shares of OXIS common stock from 40,000,000 shares to 50,000,000 shares (11,731,565 common shares, Series B Preferred shares with 642,583 equivalent common votes and Series C Preferred with 801,482 equivalent common votes voting for; 257,562 common shares voting against; and 129,628 common shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - See Exhibit Index on page 15.

     (b)  Reports on Form 8-K.

     The Company filed with the Commission Reports on Form 8-K on April 17, April 29 and June 2, 1997 which report matters relating to the sale of common stock in a underwritten public offering in France.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


  August 11, 1997                   By /s/ Anna D. Barker
                                       ------------------
                                      Anna D. Barker, Ph.D.
                                      President and Chief Executive Officer



  August 11, 1997                   By /s/ Jon S. Pitcher
                                       ------------------
                                      Jon S. Pitcher
                                      Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit                                                         Page
  Number            Description of Document                      Number


   10(a)            Underwriting agreement
   10(b)            Listing advisor--market making agreement
   27(a)            Financial data schedule
   -----            -----------------------                       ----