Form 10-Q
period 1997-09-30
OXIS INTERNATIONAL INC
filed 1997-11-12
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


    X    Quarterly report pursuant toSection 13 or 15(d) of the Securities
  -----  Exchange Act of   1934 for the quarterly period ended September 30,
         1997.

         Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 for the transition period from ___ to _______.



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


At September 30, 1997, the issuer had outstanding the indicated number of shares of common stock:  26,573,175

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended           Nine Months Ended
                                                September 30                September 30
                                         --------------------------  ---------------------------
                                             1997          1996          1997          1996
                                         ------------  ------------  -----------   ------------
Revenues:
  Product sales                          $ 1,293,000   $ 1,396,000   $ 3,137,000    $ 3,933,000
  Royalties and license fees                 150,000         6,000       209,000         64,000
                                         -----------   -----------   -----------    -----------
     Total revenues                        1,443,000     1,402,000     3,346,000      3,997,000

Costs and expenses:
  Cost of sales                              904,000       967,000     2,148,000      2,544,000
  Research and development                 1,210,000     1,258,000     3,199,000      3,619,000
  Selling, general and administrative        717,000       621,000     2,049,000      2,247,000
                                         -----------   -----------   -----------    -----------
     Total costs and expenses              2,831,000     2,846,000     7,396,000      8,410,000
                                         -----------   -----------   -----------    -----------
Operating loss                            (1,388,000)   (1,444,000)   (4,050,000)    (4,413,000)
Interest income                               30,000        12,000        53,000         33,000
Interest expense                             (40,000)       (7,000)     (112,000)      (124,000)
                                         -----------   -----------   -----------    -----------
Net loss                                 $(1,398,000)  $(1,439,000)  $(4,109,000)   $(4,504,000)
                                         ===========   ===========   ===========    ===========
Net loss per share                             $(.05)        $(.11)        $(.20)         $(.36)
                                         ===========   ===========   ===========    ===========
Weighted average number of
  shares used in computation              26,306,840    13,301,037    20,144,549     12,546,092
                                         ===========   ===========   ===========    ===========


                                     CONSOLIDATED BALANCE SHEETS

                                      September 30,                December 31,
                                          1997                        1996
                                      (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents            $2,752,000                   $  422,000
 Accounts receivable                     882,000                      861,000
 Inventories                             733,000                      591,000
 Prepaid and other                       373,000                      191,000
                                      ----------                   ----------
  Total current assets                 4,740,000                    2,065,000

Property and equipment, net            1,214,000                    1,327,000

Assets under capital leases, net              --                      309,000

Technology for developed products
 and custom assays, net                3,244,000                    3,782,000

Other assets                             255,000                      514,000
                                      ----------                   ----------

    Total assets                      $9,453,000                   $7,997,000
                                      ==========                   ==========

                         CONSOLIDATED BALANCE SHEETS


                                                          September 30,      December 31,
                                                              1997             1996
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                                            $  1,148,000   $  1,221,000
 Accounts payable                                            1,348,000      1,386,000
 Customer deposits                                             116,000        132,000
 Accrued liabilities                                           579,000        655,000
 Current portion of long-term obligations                        9,000         76,000
                                                          ------------   ------------
   Total current liabilities                                 3,200,000      3,470,000

Other liabilities                                                   --          2,000

Shareholders' equity:
 Preferred stock - $.01 par value; 15,000,000 shares
  authorized:
   Series B - 642,583 shares issued and outstanding
    (liquidation preference of $1,500,000)                       6,000          6,000
   Series C - 1,021,697 shares issued and
    outstanding at September 30, 1997                           10,000         17,000
   Series D - 1,150 shares issued and
    outstanding at September 30, 1997                               --             --
   Series E - no shares outstanding
    at September 30, 1997                                           --             --
 Common stock - $.50 par value; 50,000,000 shares
  authorized; 26,573,175 shares issued and outstanding
  at September 30, 1997                                     13,287,000      6,895,000
 Additional paid in capital                                 30,321,000     30,706,000
 Accumulated deficit                                       (37,132,000)   (33,023,000)
 Accumulated translation adjustments                          (239,000)       (76,000)
                                                          ------------   ------------

   Total shareholders' equity                                6,253,000      4,525,000
                                                          ------------   ------------

Total liabilities and shareholders' equity                $  9,453,000   $  7,997,000
                                                          ============   ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Nine Months Ended
                                                                     September 30,
                                                             --------------------------
                                                                  1997          1996
Cash flows from operating activities:
 Net loss                                                     $(4,109,000)  $(4,504,000)
 Adjustments to reconcile net loss to cash provided
  by (used for) operating activities:
   Depreciation and amortization                                  949,000     1,013,000
   Changes in assets and liabilities:
    Accounts receivable                                           (39,000)     (216,000)
    Inventories                                                  (148,000)      348,000
    Other current assets                                         (183,000)       56,000
    Accounts payable                                                9,000       430,000
    Customer deposits                                             (16,000)        6,000
    Accrued liabilities                                           (41,000)     (141,000)
                                                              -----------   -----------

     Net cash used for operating activities                    (3,578,000)   (3,008,000)

Cash flows from investing activities:
 Purchases of equipment                                           (85,000)      (54,000)
 Other, net                                                       (14,000)       55,000
                                                              -----------   -----------

     Net cash provided by (used for) investing activities         (99,000)        1,000

Cash flows from financing activities:
 Proceeds from issuance of short-term notes                       872,000        65,000
 Proceeds from issuance of stock, net of related cost           6,215,000     3,181,000
 Repayment of short-term borrowings                              (946,000)     (627,000)
 Repayment of long-term debt and capital lease obligations        (63,000)     (199,000)
                                                              -----------   -----------

     Net cash provided by financing activities                  6,078,000     2,420,000

Effect of exchange rate changes on cash                           (71,000)           --
                                                              -----------   -----------

Net increase (decrease) in cash and cash equivalents            2,330,000      (587,000)

Cash and cash equivalents - beginning of period                   422,000       727,000
                                                              -----------   -----------

Cash and cash equivalents - end of period                     $ 2,752,000   $   140,000
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

  NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT ADOPTED

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997.

  In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997.
  The Company has not completed its analysis of which segments it will report on.

  2.  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at September 30, 1997 and December 31, 1996, consisted of the following:

                             September 30,  December 31,
                                 1997           1996

      Raw materials           $161,000      $148,000
      Work in process          440,000       200,000
      Finished goods           132,000       243,000
                              --------      --------

      Total                   $733,000      $591,000
                              ========      ========


  3. NOTES PAYABLE

     During March and April 1997 the Company borrowed $808,000 from certain shareholders pursuant to issuance of short-term unsecured promissory notes with a 3% origination fee and bearing interest at an annual rate of 8%.
     All of the notes were due in May 1997. The majority of the noteholders are indebted to the Company under the terms of a separate indemnification agreement. Payment of certain of these notes has been deferred pending the outcome of ongoing discussions with representatives of the noteholders.


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

     During the first nine months of 1997, 625,460 shares of Series C Preferred Stock, 500 shares of Series D Preferred Stock and 2,200 shares of Series E Preferred Stock were converted into an aggregate of 3,712,384 shares of common stock.

  5. STOCK OPTIONS

     The Company has a stock incentive plan under which 4,200,000 shares of the Company's common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. During the nine months ended September 30, 1997, options to purchase 734,800 shares at an exercise price of $.53125 have been issued under the plan.


  6. PENDING ACQUISITION

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

  7. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 changes the standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ended after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Earnings per share reported for the nine-month periods ended September 30, 1996 and 1997 are not affected as a result of adopting SFAS 128 due to the Company's losses.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased during the first nine months of 1997 from a deficit of $1,405,000 at December 31, 1996 to positive working capital of $1,540,000 at September 30, 1997. This increase in the Company's working capital resulted primarily from the issuance of common stock (net proceeds of $6,215,000), offset by the effect of the net loss for the first nine months of 1997 ($4,109,000 less non-cash charges of $949,000).

     Cash and cash equivalents increased from $422,000 at December 31, 1996 to $2,752,000 at September 30, 1997.

     The Company expects to continue to report losses in 1997 as the level of expenses is expected to continue to exceed revenues. To continue operations in accordance with its current plans, the Company must raise additional capital before the end of the first quarter of 1998. Although the Company has continued to raise additional funds through private placements and a public offering (described below), it cannot predict the sources, terms, amount, form, and/or availability of additional capital to fund its operations to the end of the current year. Failure to raise such additional capital would cause the Company to severely curtail or cease operations.

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

     During March and April 1997, the Company raised $808,000 through the issuance of short-term notes to certain of its shareholders.

     On May 20, 1997, the Company issued 9,000,000 shares of its common stock pursuant to an underwriting agreement with certain underwriters in France. The underwriters purchased the stock at a price of 4.60 French francs per share (an aggregate of $7,328,000). The newly-issued shares have been listed on the French stock market, Le Nouveau Marche, and on the NASDAQ National Market System.

  RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
                     THREE MONTHS ENDED SEPTEMBER 30, 1996


  REVENUES

     The Company's product sales for the quarters ended September 30, 1997 and 1996 were as follows:

                                                                 1997        1996

                    Diagnostic and research assays           $  557,000  $  552,000

                    Bovine superoxide dismutase (bSOD)
                     for research and human use                 582,000     688,000

                    Palosein(R) (bSOD for veterinary use)        84,000     156,000

                    Other                                        70,000          --
                                                             ----------  ----------

                                                             $1,293,000  $1,396,000
                                                             ==========  ==========

     Sales of bulk bSOD for research and human use decreased by $106,000 in the third quarter of 1997 as compared to the third quarter of 1996. The quantity of bSOD sold in the third quarter of 1997 was slightly higher than in the third quarter of 1996. However, the price in 1997 was five percent lower and the Dutch guilder (the currency in which the Company makes its bulk bSOD sales) declined in value compared to the U.S. dollar by approximately 15%, resulting in a net decrease in bSOD sales in the third quarter of 1997 as compared to the third quarter of 1996. The Company's sales of bulk bSOD in 1996 and 1997 have been almost entirely to the Company's Spanish licensee. Future sales of bulk bSOD continue to be largely dependent on the needs of the Company's Spanish licensee. The Company expects its sales for 1997 to the Spanish licensee to be less than those for 1996. The Company's sales of bulk bSOD beyond 1997 are uncertain and difficult to predict and no assurances can be given with respect thereto.

     Palosein(R) sales, which are primarily to distributors, declined due to a temporary stock shortage at the end of the quarter, and to a lesser extent to the timing of distributors' orders.

     The Company realized license fee revenue of $150,000 in the third quarter of 1997 from an agreement to license its patented polyethylene glycol technology to Enzon, Inc. on a non-exclusive basis.

  COSTS AND EXPENSES

     Cost of sales was 69% of product sales for the third quarter of 1996 and 70% for the third quarter of 1997. Cost of sales in both the third quarter of 1996 and the third quarter of 1997 include approximately $180,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Excluding such amortization the cost of sales for the third quarter of both 1996 and 1997 was approximately 56% of sales.

     Research and development expenses decreased from $1,258,000 in the third quarter of 1996 to $1,210,000 in the third quarter of 1997. The decrease in research and development expenses resulted from cost reductions in the third quarter of 1997 compared to the third quarter of 1996 of $220,000 in research and development costs of the Company's French subsidiary. This decrease in expenses was partially offset by increases of $90,000 in other research and development costs in the U.S. and $82,000 in expenses for outside development contracts primarily related to preclinical development work and the initiation of clinical trials on the lead molecule from the Company's glutathione peroxidase mimics program.

     Selling, general and administrative expenses increased from $621,000 in the third quarter of 1996 to $717,000 in the third quarter of 1997. The increase is primarily due to two factors: (1) an increase in U.S. personnel costs of $57,000; and (2) salary, benefits and travel expenses of $48,000 for a sales manager in Europe hired in the fourth quarter of 1996.


  INTEREST INCOME AND EXPENSE

     Interest income increased by $18,000 in the third quarter of 1997 as compared with the third quarter of 1996, primarily due to an increase in funds available for short-term investments following the sale of common stock in May 1997.

     Interest expense increased by $33,000 in the third quarter of 1997 as compared with the third quarter of 1996, due to an increase in short-term notes outstanding.


  NET LOSS

     The Company continued to experience losses in the third quarter of 1997. The third quarter 1997 loss of $1,398,000 ($.05 per share) was $142,000 less than the $1,439,000 ($.11 per share) loss for the third quarter of 1996. The reduction in the net loss is primarily due to the decreased research and development expenses and increase in royalties and license fees, offset by a decline in gross margin from product sales and an increase in selling, general and administrative expenses. The decrease in net loss per share is primarily due to the increase in the weighted average number of shares outstanding.

     The Company plans to continue to invest in research and development activities and incur marketing, sales and administrative expenses in amounts greater than its anticipated near-term product margins, and, as a result, expects to incur a substantial net loss for 1997.



         RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997
              COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996


  REVENUES

     The Company's product sales for the nine-month periods ended September 30, 1997 and 1996 were as follows:

                                                                1997        1996

                    Diagnostic and research assays           $1,735,000  $1,714,000

                    Bovine superoxide dismutase (bSOD)
                     for research and human use                 997,000   1,922,000

                    Palosein(R) (bSOD for veterinary use)       314,000     297,000

                    Other                                        91,000          --
                                                             ----------  ----------

                                                             $3,137,000  $3,933,000
                                                             ==========  ==========

     Sales of bSOD in 1996 and 1997 have been almost entirely to the Company's Spanish licensee. The reduction in bSOD sales for the first nine months of 1997 compared to 1996 is primarily the result of a reduction in volume of product delivered to the Spanish licensee. A shipment of bSOD is scheduled during the fourth quarter of 1997 which is expected to result in total bSOD sales for 1997 to be approximately 80% of 1996 bSOD sales.


  COSTS AND EXPENSES

     Cost of sales as a percent of product sales increased from 65% in the first nine months of 1996 to 68% in the first nine months of 1997. Cost of sales in both the first nine months of 1996 and 1997 include amortization of purchase adjustments relating to 1994 business acquisitions. Excluding such amortization, cost of sales would have been approximately 51% of product sales for the first half of both 1996 and 1997.

     Research and development expenses decreased by $420,000 from $3,619,000 for the first nine months of 1996 to $3,199,000 for the first nine months of 1997. The decrease in research and development expenses resulted from cost reductions in the first nine months of 1997 compared to the first nine months of 1996 of $395,000 in costs of the Company's French subsidiary, and $152,000 in internal research and development costs in the U.S. Outside development contract costs, primarily relating to the glutathione peroxidase mimics development program, increased by $127,000.

     Selling, general and administrative expenses decreased from $2,247,000 for the first nine months of 1996 to $2,049,000 for the first nine months of 1997, a decrease of $198,000. The decrease was primarily due to a reduction of $275,000 in general and administrative expenses of the Company's French subsidiary, which was partially offset by salary, benefits and travel expenses of $139,000 for a sales manager in Europe hired in the fourth quarter of 1996.


  INTEREST INCOME

     Interest income increased by $20,000 in the first nine months of 1997 as compared to the first nine months of 1996, due to an increase in funds available for investments following the sale of common stock in May 1997.


  NET LOSS

     The Company's loss for the first nine months of 1997 was $4,109,000 ($.20 per share) compared to a loss of $4,504,000 ($.36 per share) for the first nine months of 1996. The decrease in the net loss is primarily due to reductions in research and development expenses ($420,000) and selling general and administrative expenses ($198,000) and an increase in royalties and license fees ($145,000), offset by reduced profit margins on product sales ($400,000). The decrease in net loss per share is primarily due to the increase in the weighted average number of shares outstanding.

                          --------------------------

Certain of the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including the timely development and market acceptance of new products, the impact of competitive products and pricing, economic conditions, and other risks. These factors could cause actual results to differ materially from those described in any forward-looking statements.

                          PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - See Exhibit Index on page 14.



                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


  November 10, 1997                 By   s/Anna D. Barker
                                       ------------------
                                       Anna D. Barker, Ph.D.
                                       President and Chief Executive Officer


  November 10, 1997                 By   s/Jon S. Pitcher
                                       ------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit                                                            Page
  Number            Description of Document                         Number


   10(a)            Non-Exclusive License Agreement between
                    OXIS International, Inc. and Enzon, Inc.
                    dated July 29, 1997

  27(a)             Financial Data Schedule