Form 10-K
period 1997-12-31
OXIS INTERNATIONAL INC
filed 1998-03-26
CIK 109657

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 X    Annual report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the fiscal year ended December 31, 1997.

      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the transition period from ______ to ______.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as February 28, 1998 (assuming conversion of all outstanding voting preferred stock into common stock) was $17,862,000.

Number of shares outstanding of Registrant's common stock as of February 28, 1998: 28,775,324 shares.

Certain of the information required by Part III of this Form 10-K is incorporated by reference from a portion of the Company's Proxy Statement for 1998 Annual Meeting of Stockholders.

                                    CONTENTS

PART I                                                                    PAGE
  Item 1.          Business.............................................    1

  Item 2.          Properties...........................................   10

  Item 3.          Legal Proceedings....................................   11

  Item 4.          Submission of Matters to a Vote of Security Holders..   11

PART II

  Item 5.          Market for Registrant's Common Stock and Related
                   Shareholder Matters..................................   11

  Item 6.          Selected Financial Data..............................   12

  Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................   13

  Item 7 A.        Quantitative and Qualitative Disclosures About Market
                   Risk - Not Applicable

  Item 8.          Financial Statements and Supplementary Data..........   18

  Item 9.          Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure...............   42

PART III

  Item 10.         Directors and Executive Officers of the Registrant...   42

  Item 11.         Executive Compensation...............................   42

  Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management.......................................   42

  Item 13.         Certain Relationships and Related Transactions.......   42

PART IV

  Item 14.         Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K..................................   43

SIGNATURES..............................................................   44

EXHIBIT INDEX...........................................................   45

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

  OXIS International, Inc., ("OXIS" or the "Company"), a Delaware corporation, is a leader in the discovery, development and commercialization of therapeutic and diagnostic products to diagnose, treat and prevent diseases of oxidative stress. Oxidative stress occurs when the concentration of free radicals and reactive oxygen species ("ROS"), highly reactive molecules produced during oxidative processes, exceed the body's antioxidant defense mechanisms.

  In February 1998, the Company's Board of Directors approved the restructuring of the Corporation into two wholly owned subsidiaries, OXIS Health Products, Inc. and OXIS Therapeutics, Inc. Although the restructuring has not yet been completed, these subsidiary corporations have been formed. The Company's international diagnostic business which markets research and commercial diagnostic assays and fine chemicals to research and clinical laboratories and other customers will be carried out by OXIS Health Products, Inc. The Company's drug discovery business focused on new drugs to treat diseases associated with tissue damage from free radicals and ROS will be carried out by OXIS Therapeutics, Inc. The Company is in the process of transferring assets and liabilities to the new subsidiary corporations.

  Effective March 18, 1998, Timothy C. Rodell, M.D., formerly Chief Operating Officer of OXIS International, Inc., was appointed President of OXIS Therapeutics, Inc.; and Humberto V. Reyes, formerly Senior Vice President of OXIS International, Inc. was appointed President of OXIS Health Products, Inc. At the same time, Anna D. Barker, Ph.D., resigned as President and Chief Executive Officer of OXIS International, Inc., and Ray R. Rogers, Chairman of OXIS International, Inc., also became its Chief Executive Officer.

  The Company has targeted its drug discovery and development programs to address diseases that have underlying pathologies based on oxidative stress, and for which there is currently no optimum treatment. The Company is developing lead molecules from three series of small molecular weight antioxidants. The first of these lead molecules has entered a Phase II clinical trial, and the second and third are in preclinical development.

  The Company derives current business revenues from its diagnostic assays and two fine chemicals, ergothioneine and bovine superoxide dismutase ("bSOD"). The Company's diagnostic products portfolio includes fourteen commercial therapeutic drug monitoring ("TDM") assays based on fluorescence polarization immunoassay technology ("FPIA"); twelve drugs of abuse assays which utilize an enzyme-multiplied immunoassay technique ("EMIT"); and eleven assays to measure oxidative stress.

  The Company's thirteen FDA-cleared therapeutic drug monitoring ("TDM") assays are sold to clinical and reference laboratories, primarily through a network of international distributors. The assays for markers of oxidative stress are sold through international distribution and catalog sales to basic researchers and clinicians working in oxidative stress research. The Company's TDM assays are designed to run on Abbott's TDx(R) and TDx/FLx(R) instruments, while the enzyme immunoassays and colorimetric assays run on a variety of commercially available instruments.

  Through a business acquisition completed December 31, 1997, the Company now develops, manufactures and sells a variety of medical instruments.

  The Company has invested significant resources to build an early and substantial patent position on both its antioxidant therapeutic technologies and selected oxidative stress assays.

  The Company's corporate offices are located in a 15,000 sq. ft. facility at 6040 N. Cutter Circle, Suite 317, Portland, OR 97217. Research operations of the Company are located outside of Paris at Z.A. des Petits Carreaux, 2, av. des Coquelicots, 94385 Bonneuil-Sur-Marne, Cedex, France. Facilities for development and manufacturing medical instruments are located at 55 Steam Whistle Drive, Ivyland, PA 18974.


ACQUISITIONS/MERGERS

  In September 1994, the Company acquired all of the capital stock of Bioxytech S.A. located in Paris, France, and merged with International BioClinical, Inc. ("IBC"), an Oregon corporation, and changed its name from DDI Pharmaceuticals, Inc. to OXIS International, Inc. Bioxytech S.A. was subsequently renamed OXIS International S.A. ("OXIS S.A."). At the time of the acquisition, OXIS S.A.'s research and development programs were focused on the synthesis of novel antioxidant therapeutic molecules and assays to measure markers of oxidative stress. OXIS S.A. was also selling six research assays for measuring specific markers of oxidative stress. IBC was selling thirteen therapeutic drug monitoring ("TDM") assays at the time of its acquisition by the Company. It was also developing one additional TDM assay which was completed during 1995.

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

  Prior to the acquisitions of Bioxytech S.A. and IBC in 1994, substantially all of the Company's research and development efforts involved superoxide dismutase ("SOD") and poly-ethylene glycol ("PEG"). The 1994 and 1995 acquisitions substantially expanded the Company's research and development capabilities in the areas of synthetic chemistry, biochemistry and diagnostic assay development.

  On December 31, 1997, the Company acquired all of the issued and outstanding capital stock of Innovative Medical Systems Corp. ("IMS"), a Pennsylvania corporation pursuant to a transaction whereby the Company acquired all of the outstanding stock of IMS in exchange for 1,000,000 shares of the Company's common stock issued immediately and additional common shares to be issued.
  IMS develops, manufactures, markets and sells medical instruments, including a laboratory analyzer that is being modified to automate the Company's assays to measure markers of oxidative stress.

RESEARCH AND DEVELOPMENT

  The Company's research and development programs with respect to its therapeutics business are focused primarily on the discovery and development of new therapeutic molecules to combat diseases related to damage from oxidative stress. OXIS believes that the control or elimination of oxidative stress represents an important but largely untapped area for drug development. The Company's technical approach is to supplement the natural defense systems through unique, synthetic molecules which, because of their pharmacological and/or distribution properties, will reduce oxidative stress in target cells and tissues.

  Because of the wide range of diseases and organ systems affected by oxidative stress and its consequences, no single compound or family of compounds is likely to be appropriate for all indications. For this reason, OXIS is developing three families of molecules which are targeted to different disease indications.

GPx Mimics                                Lipid Soluble             L-ergothioneine
BXT-51072                                 Antioxidants              and analogs
Inflammatory bowel disease                Neurodegenerative         Acute respiratory distress syndrome
Acute respiratory distress syndrome         Alzheimer disease       Transplant
Restenosis                                  Parkinson disease       AIDS
Asthma                                    Arthlerosclerosis         Nutrition
                                          Skin                      Cosmetic

  As shown in the above diagram, the Company is targeting acute and subacute inflammatory diseases with a family of small molecular weight mimics of the enzyme glutathione peroxidase ("GPx"). These molecules have been demonstrated to both block direct oxidative damage in vitro, to block nuclear factor kappa B ("NFkB") activation at low nanomolar concentrations and to block the production of numerous cytokines and other molecules which are under the control of NFkB. These molecules have also been shown in animal models to block endotoxic shock, restenosis and inflammatory bowel disease.

  The second series of molecules is designed to mimic the salutary activity of vitamin E while addressing its limitations as a pharmaceutical. Vitamin E is the predominant natural lipid soluble antioxidant in animals and, as such, has a primary role in the protection of cell membranes from damage from ROS. This role is critical in cardiovascular and central nervous system disease. The limitations of vitamin E as an antioxidant are its potency, which is very low, and its kinetics of membrane incorporation. The OXIS lipid soluble antioxidants are twenty to forty fold more potent than vitamin E as antioxidants and are incorporated into membranes a great deal more quickly. These molecules are currently targeted for development in the area of cardiovascular and neurodegenerative disease.

  The third series of molecules are designed around a natural antioxidant known as L-ergothioneine. L-ergothioneine itself is a sulfur-containing antioxidant, related to glutathione, which is a natural product and which is contained in tissues in the body subjected to significant oxidative stress such as the lens of the eye, the liver and red blood cells. Unlike glutathione, l-ergothioneine is stable in aqueous solutions and is well absorbed orally. Humans do not synthesize l-ergothioneine and therefore require it in their diet. It has been demonstrated to be depleted in the lens of the eye in patients with cataracts, and the company is currently investigating its levels in a number of other disease states including AIDS. OXIS holds a patent for what it believes to be the only commercially feasible synthetic process for pure l-ergothioneine. In addition, Company scientists have synthesized a series of proprietary analogs of l-ergothioneine which are more potent and which can be developed in areas where a proprietary position on natural l-ergothioneine is not available.

  CURRENT PROJECT STATUS

  BXT-51072 AND GPX MIMICS. BXT-51072 is the lead molecule from the Company's GPx mimics program. In vitro BXT-51072 blocks the direct toxicity of oxidative stress and has also been shown to inhibit the activation of NFkB and the production of numerous inflammatory mediators including tumor necrosis factor ("TNF"), interleukins 6 and 8 (Il-6 and Il-8) and the expression of a number of cellular adhesion molecules. In animal models, BXT-51072 has shown that it protects against toxicity from endotoxin, blocks the clinical manifestations of inflammatory bowel disease and prevents restenosis following balloon angioplasty.

                            STRUCTURE OF BXT-51072

                            (GRAPHIC APPEARS HERE)


  BXT-51072 entered human clinical development and completed a Phase I clinical trial in late 1996. In that trial, it showed no toxicity and was found to be well absorbed orally.

  BXT-51072 is currently in Phase II clinical trials for ulcerative colitis. The first part of this Phase II study, which will investigate safety, pharmacokinetics, and activity is expected to be completed in the first half of 1998 and data from a second, double-blind, placebo controlled efficacy phase should be available by early 1999.

  The Company is also in the process of initiating a small Phase IB clinical trial in asthma. Assuming adequate resources, this trial could be completed in 1998.

  LIPID SOLUBLE ANTIOXIDANTS (LSAS). These molecules are currently in preclinical development for cardiovascular disease and neurodegenerative disease. The Company has targeted a late 1998 to early 1999 Investigational new drug application for one of these molecules.

  L-ERGOTHIONEINE AND ANALOGS. L-ergothioneine is currently being investigated in animals for acute respiratory distress syndrome ("ARDS"). Acute and subacute, non-GLP toxicity studies have been completed and scale-up has proceeded to the 1 kg level.

  L-ergothioneine, as a natural product, is being developed by the Company for use in cosmetics, food preservation and dietary supplementation.

  In addition to its research and development programs in synthetic antioxidants, OXIS also has conducted research programs in the development of oxidative stress assays, bovine superoxide dismutase and poly-ethylene glycol technology. The status of these programs are as follows:

  OXIDATIVE STRESS ASSAYS. The Company has developed eight research assay kits for markers of oxidative stress that are designed to ultimately facilitate diagnosis and optimize therapy of free radical-associated diseases. These assays also provide developmental synergy for the pharmaceutical research and development programs by facilitating the assessment of oxidative stress in laboratory studies and in patients. The Company intends to develop additional assays for key markers of oxidative stress as part of its ongoing research and development efforts in oxidative stress diagnostics. The Company is in the process of developing an instrument system to support certain of the assays for markers of oxidative stress.

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

  POLY-ETHYLENE GLYCOL TECHNOLOGY (PEG). The Company is not currently pursuing an active research program in PEG technology, but this technology is still available for license or sale. During 1997 the Company entered into a nonexclusive licensing arrangement giving Enzon, Inc. the right to use certain of its PEG technologies.

  Overall, the Company has an extensive portfolio of patents that cover its synthetic antioxidant therapeutic molecules, superoxide dismutase, polyethylene glycol technology, assays for markers of oxidative stress and fine chemicals. The Company currently holds fifteen U.S. patents and nine French patents and has filed for seven additional U.S. patents.

  The Company's overall research and development strategy is to discover and advance its therapeutic molecules through early stage clinical trials to demonstrate efficacy in the target disease populations. The Company expects to seek strategic pharmaceutical partners for later stage clinical development and commercialization of its therapeutics, but, to date, has not entered into any such partnership and no assurances can be given that it will enter into any such partnership.

  Much of the Company's success depends on its potential products which are in research and development and from which no material revenues have yet been generated. The Company must successfully partner, develop, obtain regulatory approval for and market or sell its potential therapeutic products to achieve profitable operations. No assurances can be given that the Company's product development efforts will be successfully competed, that required regulatory approvals will be obtained, or that any such products, if developed and introduced will be successfully marketed. Furthermore, no assurances can be given that the Company will be able to raise the working capital necessary to continue to advance its research and development programs. Competition in the pharmaceutical industry is intense, and no assurances can be given that OXIS' competitors will not develop technologies and products that are more effective than those being developed by OXIS.

  Research and development expenses were $4,319,000, $4,908,000 and $4,299,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

PRODUCTS

DIAGNOSTIC PRODUCTS

  Revenues from sales of the Company's diagnostic products comprised 49% of its revenues in both 1997 and 1996, and 44% of its 1995 revenues.

  OXIDATIVE STRESS RESEARCH PRODUCTS. The Company has twenty-four research products available for sale that include:

          Assays for markers of oxidative stress
          Spin traps
          Antibodies
          Proteins
          Specialty chemicals
          Controls

  The primary technology foundation for the research product line are eleven assay test kits which measure key markers in free radical biochemistry (markers of oxidative stress). Specifically, these assays measure levels of antioxidant protection, oxidative alterations, and pro-oxidant activation of specific white blood cells. OXIS' research assays include:

          SOD-525 (superoxide dismutase)
          GSH-400 (reduced glutathione)
          pl.GPx-EIA (human plasma-specific glutathione peroxidase) LPO-586 (lipid peroxidation)
          MPO-EIA (human myeloperoxidase)
          Lactoferrin-EIA (human lactoferrin)
          c-GPx-340 (cellular glutathione peroxidase)
          GR-340 (glutathione reductase)
          8-Isoprostane (8 epi-prostagladin F2alpha)
          Nitric Oxide
          Nitric Oxide, Non enzymatic

  These assay kits utilize either chemical (colorimetric) or immunoenzymatic
  (EIA) reactions that can be read using laboratory spectrophotometers and microplate readers, respectively. The Company's assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy.

  The assays for markers of oxidative stress are currently being sold to researchers in Europe, Japan and the United States, primarily through distributors. The Company estimates that there are more than 3,500 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research assays.
  Eight of the Company's research assays are manufactured at the facility in Portland, Oregon. The others are manufactured pursuant to private label agreements.

  The Company's assays for markers of oxidative stress are generally protected by trade secrets, and to a more limited extent, patents. Seven French patent applications have been filed with respect to these assays, two of which have resulted in the issuance of patents. The oxidative stress assays are sold under the registered trademark "Bioxytech(R)".

  Several companies other than OXIS have developed assays for markers of oxidative stress and offer assays that compete directly with the Company's assays for superoxide dismutase, cellular glutathione peroxidase, reduced glutathione, lipid peroxidation and glutathione reductase.

  THERAPEUTIC DRUG MONITORING (TDM) ASSAYS. The Company sells fourteen TDM assays which are based on FPIA (fluorescent polarization immunoassay) technology. These products are sold under the trade name INNOFLUORO(TM). The Company's test menu encompasses approximately 90% of the routine TDM tests performed by clinical and reference laboratories worldwide. These assays are designed for use on the Abbott Laboratories TDx(R) and TDx/FL/x/(R) analyzers. In May 1997, the Company launched in the U.S. a new anti-convulsant assay for the measurement of the drug TOPAMAX(R) developed and marketed by McNeil Pharmaceutical. TOPAMAX(R) is one of the newer classes of drugs developed to treat difficult cases of epilepsy.

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

  All of the research products and TDM assays are manufactured in batches in anticipation of customer orders. Orders are generally filled within a few days; therefore, the Company does not have any significant backlog of orders for its diagnostic products. The Company believes that adequate supplies of raw materials are either currently on hand, available from commercial suppliers or available through development on a custom basis by commercial contractors, as needed.

THERAPEUTIC PRODUCTS

  Revenues from sales of bulk bSOD, royalties on bSOD products sold by licensees, and sales of Palosein(R), the Company's veterinary bSOD product, comprised approximately 42% of the Company's total revenues in 1997, 50% in 1996 and 48% in 1995.

  BOVINE SOD (BSOD) PRODUCTS. Commercial-scale manufacture and quality control of bulk bSOD, as well as subsequent quality control and processing of United States Department of Agriculture-inspected edible beef liver into highly purified bulk bSOD requires a complex, multi-step process. OXIS has significant knowledge regarding the manufacture of bSOD that is protected through trade secrets and proprietary know-how.

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

  The Company sells bulk bSOD for human use outside the United States, but does not market dosage forms of bSOD for human use. The Company does not currently intend to seek approval for human use of bSOD in the United States for any indication, and only intends to sell bulk bSOD to the extent that there is a demand for it. Palosein(R) is OXIS' registered trademark for its veterinary brand of bSOD. Although there are other sources of bSOD and other laboratory and pilot-scale processes to produce bSOD, the Company believes that it is the only company manufacturing bSOD on a commercial scale for pharmaceutical uses.

  The Company's Spanish licensee, Tedec-Meiji Farma, S.A., which distributes bSOD for human use in Spain, has been responsible for a substantial portion of the Company's revenues in recent years. Sales of bSOD to Tedec-Meiji were 31% of the Company's revenues in 1997, 39% in 1996 and 16% in 1995. No assurances can be given that the Company will continue selling bSOD to Tedec-Meiji or any other party.

MEDICAL INSTRUMENTS

  With the acquisition of IMS, effective December 31, 1997, the Company acquired staff, facilities and equipment to develop and manufacture medical instruments. Instruments currently being manufactured by IMS include tissue processors, automated stainers and a hemodynamic monitoring system. IMS generally manufactures product to fill specific orders, and, as of December 31, 1997, had a backlog of orders of approximately $1,400,000. While the Company believes such orders to be firm, orders from customers are generally cancelable.

EMPLOYEES

  As of December 31, 1997, the Company had 85 employees (65 in the United States and 20 in France). Employees of the Company's French subsidiary are covered by a government-sponsored collective bargaining agreement. None of the United States employees are subject to a collective bargaining agreement. The Company has never experienced a work interruption.


FOREIGN OPERATIONS AND EXPORT SALES

  For information regarding the Company's foreign operations and export sales, see Note 9 to the consolidated financial statements.


ITEM 2.   PROPERTIES.

  The Company occupies, pursuant to leases expiring in 1998, office and laboratory space in Portland, Oregon and near Paris, France.

  IMS, acquired by the Company on December 31, 1997, owns a 45,000 square foot building on approximately four acres located near Philadelphia, Pennsylvania. This facility houses the Company's medical instrument development and manufacturing business. The land and building are subject to a mortgage securing a note in the amount of $1,535,000.

  Although the premises currently occupied are suitable for the Company's present requirements, the Company believes that other equally suitable premises are readily available.

ITEM 3.   LEGAL PROCEEDINGS.

  There are no material legal proceedings to which the Company is a party or to which any of its property is subject. The Company has received correspondence from a representative of the holder of its Series D Preferred Stock, stating that the Series D Preferred holder is entitled to certain interest and other payments and other rights with respect to the remaining Series D Preferred Stock which is not convertible into common stock.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 1997.



                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

  The Company's common stock is traded on The NASDAQ Stock Market and the French stock market, Le Nouveau Marche under the symbol OXIS.

  Recent quarterly high and low prices of the Company's common stock on the NASDAQ Stock Market are as follows:

                            1997                                1996
               -------------------------------   ---------------------------------
                4th     3rd     2nd      1st       4th      3rd      2nd      1st

     High      29/32   25/32   1 3/8   1 17/32   1 25/32   2 1/8   2 11/16   2

     Low       5/16    7/16    19/32   29/32     1 7/32    1 1/2   1 7/16    1 1/2

  The Company has an estimated 6,800 stockholders, including approximately 2,700 shareholders who have shares in the names of their stockbrokers. The Company utilizes its assets to develop its business and, consequently, has never paid a dividend and does not expect to pay dividends in the foreseeable future.

  The Company has been notified by the NASDAQ Stock Market, Inc. that, because the bid price of its common stock is less than $1.00, its common stock is currently not in compliance with the NASDAQ Marketplace Rule 4450 (a) (5) relating to the NASDAQ minimum bid price requirements. The Company has been informed by the NASDAQ that it has until May 28, 1998, to regain compliance with this standard. The Company may regain compliance if the bid price for its common stock closes at or above the minimum requirement for at least ten (10) consecutive trade days. If the security does not regain compliance within 90 days, NASDAQ will issue a delisting letter which will identify the review procedures available to the Company. The Company may request a review at or before that time, which, the NASDAQ has stated, will stay delisting until a hearing occurs. If the common stock of the Company ceases to be listed on the NASDAQ, such failure to be listed could have a material adverse effect on the transferability of the Company's common stock, and may have a material adverse effect on the value of the common stock as well.


ITEM 6.   SELECTED FINANCIAL DATA.

  FOR YEARS ENDED
  DECEMBER 31:                1997           1996            1995              1994               1993

   Total Revenues/1//      $ 5,059,000    $ 4,867,000    $ 5,136,000        $ 3,470,000        $ 3,044,000

   Net loss                $(5,151,000)   $(5,992,000)   $(8,892,000)/2//   $(5,567,000)/3//   $(1,485,000)/4//

   Net loss
    per share - basic      $      (.23)   $      (.47)   $      (.82)/2//   $      (.88)/3//   $      (.30)/4//

  AS OF DECEMBER 31:          1997           1996            1995              1994               1993

   Total assets            $12,575,000    $ 7,997,000    $ 9,870,000        $11,194,000        $ 3,124,000

   Long-term
    obligations            $ 1,570,000    $     2,000    $ 1,332,000        $   376,000                 --

   Common shares
    outstanding             28,596,320     13,790,736     12,124,423          9,322,762          4,982,670

  1/ Earned interest not included in revenue.
  --
  2/ Includes a charge of $3,329,000 ($.31 per share) for the write off of -- certain technology of an acquired company.
  3/ Includes a charge of $3,675,000 ($.58 per share) for the write off of -- certain technology of acquired companies.
  4/ Includes a charge of $1,531,000 ($.31 per share) for control contest -- expense.

  As explained under the caption "ACQUISITIONS" in Management's Discussion and Analysis of Financial Condition and Results of Operations below, the Company made significant acquisitions during 1994, 1995 and 1997 that affect the comparability of the amounts reflected in the table above.

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

  In July 1995, the Company acquired Therox Pharmaceuticals, Inc. ("Therox") through an exchange of stock. Therox was merged into a wholly-owned subsidiary of the Company. The acquisition of Therox provided the Company with a technology portfolio complementary to its novel therapeutics for treatment of free radical associated diseases together with university relationships and seven patents.

  On December 31, 1997, the Company acquired Innovative Medical Systems Corp. ("IMS"). IMS develops, manufactures, markets and sells medical equipment.

  The acquisitions of all four companies described above were completed through the exchange of stock and were accounted for as purchases; accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the dates of the acquisitions.

  Because the acquisitions have been accounted for as purchases, the Company's consolidated results of operations include the operating results of the acquired businesses from the dates of acquisition only. Therefore, the results of operations of the 1994 acquired businesses are included in the consolidated statements of operations from September 7, 1994, the results of Therox's operations are included in the consolidated statements of operations from July 19, 1995, and the results of IMS' operations will only be included in the Company's consolidated statement of operations beginning January 1, 1998.

  Costs relating to the acquisitions and the Company's more complex corporate structure and the increased research and development investments have placed significant demand on the Company's limited financial resources. See "Financial Condition, Liquidity and Capital Resources" below.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital position improved during 1997 to $958,000 as of December 31, 1997 from a deficit of $1,405,000 as of December 31, 1996. This increase in working capital resulted primarily from the proceeds from issuance of common stock of $6,215,000 plus $203,000 in net working capital resulting from the acquisition of IMS, offset by the effect of the net loss for 1997 ($5,151,000 less non-cash charges of $1,224,000).

  Cash and cash equivalents increased from $422,000 at December 31, 1996, to $1,290,000 at December 31, 1997.

  However, the Company expects to continue to report losses in 1998 as the level of expenses is expected to continue to exceed revenues. The Company can give no assurances as to when and if its revenues will exceed its expenses. The Company must raise additional capital during the first half of 1998. Failure to raise such additional capital would cause the Company to severely curtail or cease operations. For more information concerning the Company's ability to continue as a going concern, see Note 1 to the consolidated financial statements.

  While the Company believes that its new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies that have the required resources to develop and market certain of these products. There is no assurance that the Company's effort to develop such business alliances will be successful. Although the Company is currently seeking additional capital (as described below), it cannot predict the source, terms, amount, form, and/or availability of additional capital to fund its operations to the end of the current year.

  As described in Note 6 to the consolidated financial statements, during 1997, the Company raised approximately $5,964,000 cash through the sale of its common stock in a public offering to European investors. Substantial additional capital will be required during 1998 to continue operating in accordance with management's current plans. If sufficient capital is raised during 1998, the Company expects that research and development expenditures for 1998 will be similar to the 1997 amount. The Company has engaged agents to assist on a best-efforts basis to complete a private placement of its common stock. However, no assurances can be given that the Company will successfully raise the needed capital. If the Company is unable to raise additional capital during the first half of 1998, it would endeavor to extend its ability to continue in business through the substantial reduction of personnel and facility costs particularly in the therapeutics business, by slowing research and development efforts, and by reducing other operating costs; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

INFORMATION SYSTEMS AND THE YEAR 2000

  As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a project to review computer software to determine whether its programs will consistently and properly recognize the Year 2000. Certain of the Company's systems include hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company plans to replace certain other hardware and packaged software during the next year regardless of the Year 2000 problem.

  The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in early 1999. The cost for this project is not expected to have a material effect on the Company's consolidated financial statements.


RESULTS OF OPERATIONS

REVENUES

  The Company's sales for the past three years consisted of the following:

                                              1997         1996         1995

  Diagnostic and research assays           $2,495,000   $2,364,000   $2,240,000
  Bovine superoxide dismutase (bSOD)
      for research and human use            1,559,000    1,935,000    1,817,000
  Palosein(R) (bSOD for veterinary use)       542,000      480,000      555,000
  Other                                       254,000       23,000      370,000
                                           ----------   ----------   ----------
      Total sales                          $4,850,000   $4,802,000   $4,982,000
                                           ==========   ==========   ==========

  Diagnostic and research assay sales volumes have increased modestly in each of the last two years, resulting in a 6% increases in sales in 1996 and 1997.

  Bulk bSOD sales in 1995 included sales to Sanofi Winthrop, Inc. Sales of bulk bSOD to Sanofi Winthrop ceased in 1995, when Sanofi Winthrop announced that the clinical trial in which it was using the Company's bSOD failed to show the desired results. The decline in sales to Sanofi Winthrop has been offset by increases in sales of bSOD to Tedec-Meiji Farma S.A., the Company's Spanish licensee. The decrease in bulk bSOD sales in 1997 as compared to 1996 was due primarily to the decline in the value of the Dutch guilder (the currency in which the sales have been made) as compared to the U.S. dollar. Future sales of bulk bSOD are largely dependent on the needs of the Company's Spanish licensee which are uncertain and difficult to predict and no assurances can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

  Sales of Palosein(R), which is sold primarily to veterinary wholesalers in the United States and Europe, declined from $555,000 in 1995 to $480,000 in 1996 due in part to large stocking orders by distributors in late 1995.
  Palosein(R) sales increased by $62,000, to $542,000 in 1997 as a result of an increase in volume, particularly in export sales.

  The decrease in other sales in 1995 was principally the result of the completion of an assay development contract in early 1996. Other sales increased in 1997 primarily due to sales of ergothioneine, a fine chemical synthesized in the Company's French research facility.


COSTS AND EXPENSES

  Cost of sales as a percent of product sales increased to 63% in 1996 from 59% in 1995. Cost of sales increased further in 1997, to 66% of product sales. The increases in both years were primarily caused by declines in the gross margin on bulk bSOD sales. The Company's cost of sales includes amortization of technology acquired in 1994 (amortization of $737,000 in 1995 and 1996 and $705,000 in 1997).

  Research and development costs increased from $4,299,000 in 1995, to $4,908,000 in 1996. The increase of $609,000 in 1996 is the result of increased expenditures relating to preclinical development work and the Phase I clinical trial on the Company's lead therapeutics program (glutathione peroxidase mimics) of approximately $1,130,000, and a $230,000 increase in expenses of the former Therox operations, offset by a cost reduction of approximately $780,000 from the closure of the Company's Mountain View, California facility in the fourth quarter of 1995. The expenses of the Therox operations are included in the 1995 expenses starting in July 1995; the former Therox laboratory facility was closed in May 1996. Research and development costs decreased by $589,000 in 1997, to $4,319,000. This reduction in expenses was due primarily to reductions in expenses of the Company's French subsidiary.

  Sales, general and administrative expenses decreased by $491,000, from $3,332,000 in 1995 to $2,841,000 in 1996, and declined by an additional $223,000, to $2,618,000 in 1997. Most of the decreases resulted from a reduction in the selling, general and administrative expenses of the Company's French subsidiary. In the third quarter of 1996 all of the Company's manufacturing operations were consolidated in the United States and the French subsidiary became a research facility. In connection with this restructuring, two administrative positions have been eliminated and certain other costs which were previously charged to administrative expenses have subsequently been classified as research and development costs. The administrative costs of the Company's French subsidiary decreased $359,000 in 1996 as compared to 1995, and decreased an additional $348,000 in 1997.

  Expenses included a charge of $3,329,000 to operations for 1995, reflecting the write-off of purchased in-process technology, as described in Note 3 to the consolidated financial statements.

NET LOSS

  The Company incurred net losses in 1995, 1996 and 1997, and does not expect to be profitable in the foreseeable future. The 1995 loss includes a $3,329,000 ($.31 per share) charge to operations for the write-off of purchased in-process technology related to the acquisition of Therox. Excluding this unusual charge, the Company would have incurred a net loss $5,563,000, or $.51 per share for 1995, as compared to a net loss of $5,992,000, or $.47 per share for 1996 and a net loss of $5,151,000, or $.23 per share for 1997.

  The increased loss for 1996 as compared to 1995 (excluding the unusual charge) is attributable primarily to the increased research and development costs relating to the Company's glutathione peroxidase mimics program. Decreases in research and development and sales, general and administrative expenses resulted in the decrease in the net loss for 1997. The decrease in net loss per share in 1997 is primarily due to the increase in the weighted average number of shares outstanding.

  The Company expects to incur a substantial net loss for 1998. If substantial additional capital is raised through further sales of securities (See Financial Condition, Liquidity and Capital Resources), the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

  See Note 2 to the consolidated financial statements regarding new accounting pronouncements issued but not yet adopted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Shareholders of OXIS International, Inc.:

  We have audited the accompanying consolidated balance sheets of OXIS International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997.
  These financial statements are the responsibility of the management of OXIS International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OXIS International, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in each of the last three years, and at December 31, 1997, the Company had an accumulated deficit of $38,174,000, raising substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  DELOITTE & TOUCHE LLP

  March 13, 1998
  Portland, Oregon

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                              1997          1996
ASSETS
Current assets:
  Cash and cash equivalents                $ 1,290,000   $  422,000
  Accounts receivable                        2,011,000      861,000
  Inventories                                1,828,000      591,000
  Prepaid and other                             79,000      191,000
                                           -----------   ----------

     Total current assets                    5,208,000    2,065,000

Property, plant and equipment, net           3,968,000    1,327,000

Assets under capital leases, net                    --      309,000

Technology for developed products and
  custom assays, net                         3,065,000    3,782,000

Other assets                                   334,000      514,000
                                           -----------   ----------

     Total assets                          $12,575,000   $7,997,000
                                           ===========   ==========

                            See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                                                    1997            1996
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                 $  1,423,000    $  1,221,000
  Accounts payable                                                 1,553,000       1,386,000
  Customer deposits                                                       --         132,000
  Accrued payroll, payroll taxes and other                         1,181,000         655,000
  Current portion of long-term debt                                   93,000          76,000
                                                                ------------    ------------
     Total current liabilities                                     4,250,000       3,470,000

Long-term debt due after one year                                  1,570,000           2,000

Commitments and contingencies (Notes 1, 3 and 10)

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 642,583 shares issued and outstanding
     at December 31, 1997 and 1996 (liquidation
     preference of $1,500,000)                                         6,000           6,000
     Series C - 1,021,697 shares issued and outstanding
     at December 31, 1997 (1,647,157 at December 31, 1996)            11,000          17,000
     Series D - 750 shares issued and outstanding
     at December 31, 1997 (1,650 at December 31, 1996)                    --              --
     Series E - no shares issued and outstanding
     at December 31, 1997 (2,200 at December 31, 1996)                    --              --
  Common stock - $.50 par value; 50,000,000 shares
   authorized; 28,596,320 shares issued and outstanding
   at December 31, 1997 (13,790,736 at December 31, 1996)         14,298,000       6,895,000
  Additional paid in capital                                      30,868,000      30,706,000
  Accumulated deficit                                            (38,174,000)    (33,023,000)
  Accumulated translation adjustments                               (254,000)        (76,000)
                                                                ------------    ------------

   Total shareholders' equity                                      6,755,000       4,525,000
                                                                ------------    ------------

       Total liabilities and shareholders' equity               $ 12,575,000    $  7,997,000
                                                                ============    ============

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    1997            1996            1995
Revenues:
  Sales                                          $ 4,850,000     $ 4,802,000     $ 4,982,000
  Royalties and license fees                         209,000          65,000         154,000
                                                 -----------     -----------     -----------

   Total revenues                                  5,059,000       4,867,000       5,136,000


Costs and expenses:
  Cost of sales                                    3,200,000       3,009,000       2,939,000
  Research and development                         4,319,000       4,908,000       4,299,000
  Sales, general and administrative                2,618,000       2,841,000       3,332,000
  Purchased in-process technology (Note 3)                --              --       3,329,000
                                                 -----------     -----------     -----------

   Total costs and expenses                       10,137,000      10,758,000      13,899,000
                                                 -----------     -----------     -----------

Operating loss                                    (5,078,000)     (5,891,000)     (8,763,000)

Interest income                                       78,000          37,000          42,000

Interest expense                                    (151,000)       (138,000)       (171,000)
                                                 -----------     -----------     -----------

Net loss                                         $(5,151,000)    $(5,992,000)    $(8,892,000)
                                                 ===========     ===========     ===========

Net loss per share - basic                             $(.23)          $(.47)         $(0.82)
                                                 ===========     ===========     ===========

Weighted average number of shares
  used in computation - basic                     21,947,119      12,821,544      10,854,149
                                                 ===========     ===========     ===========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                1997           1996           1995
Cash flows from operating activities:
  Net loss                                                                  $(5,151,000)   $(5,992,000)   $(8,892,000)
  Adjustments to reconcile net loss to cash
   used for operating activities:
     Depreciation and amortization                                            1,224,000      1,381,000      1,369,000
     Purchased in-process technology                                                 --             --      3,329,000
     Changes in assets and liabilities (net of business acquisitions):
      Accounts receivable                                                      (881,000)       (50,000)       (70,000)
      Inventories                                                              (152,000)       355,000        (17,000)
      Prepaid and other current assets                                          132,000         (2,000)       209,000
      Accounts payable                                                         (178,000)       220,000       (565,000)
      Customer deposits                                                        (132,000)      (118,000)      (866,000)
      Accrued liabilities                                                       291,000        (69,000)       251,000
                                                                            -----------    -----------    -----------
       Net cash used for operating activities                                (4,847,000)    (4,275,000)    (5,252,000)

Cash flows from investing activities:
  Redemption of certificates of deposit                                              --             --        496,000
  Purchase of equipment                                                         (70,000)       (58,000)       (99,000)
  Cash of businesses acquired (Note 3)                                            7,000             --        143,000
  Additions to patents and other assets                                         (50,000)       (99,000)            --
  Other                                                                              --         (1,000)      (136,000)
                                                                            -----------    -----------    -----------
       Net cash provided by (used for)
        investing activities                                                   (113,000)      (158,000)       404,000

Cash flows from financing activities:
  Short-term borrowing                                                          872,000      1,061,000      1,366,000
  Proceeds from issuance of long-term debt                                           --             --      1,255,000
  Costs in connection with issuance of long-term debt                                --             --       (152,000)
  Deferred financing costs                                                           --       (251,000)            --
  Proceeds from issuance of stock, net of related cost                        6,215,000      4,305,000      3,077,000
  Repayment of short-term notes                                              (1,113,000)      (690,000)      (340,000)
  Repayment of capital lease obligations and
   other liabilities                                                            (71,000)      (294,000)      (573,000)
                                                                            -----------    -----------    -----------
       Net cash provided by financing activities                              5,903,000      4,131,000      4,633,000

Effect of exchange rate changes on cash                                         (75,000)        (3,000)         6,000
                                                                            -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                            868,000       (305,000)      (209,000)

Cash and cash equivalents - beginning of year                                   422,000        727,000        936,000
                                                                            -----------    -----------    -----------

Cash and cash equivalents - end of year                                     $ 1,290,000    $   422,000    $   727,000
                                                                            ===========    ===========    ===========

                            See accompanying notes.

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997         1996         1995
Supplemental schedule of noncash operating and
  financing activities:
   Inventory purchase with deferred payment terms                    --           --   $  250,000
   Common stock issued as incentive to purchase notes                --           --   $  156,000
   Issuance of Series C Preferred Stock in exchange
      for cancellation of notes                                      --   $  844,000           --
   Conversion of 8% Convertible Subordinated Debentures
      into Common Stock                                              --   $1,312,000           --
   Conversion of Preferred Stock into Common Stock           $2,527,000   $  515,000           --
   Common stock issued or to be issued in business
      acquisitions, net of cash acquired                     $1,552,000           --   $3,210,000

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                              Preferred Stock            Common Stock          Additional                 Accumulated     Total
                              ---------------            ------------           paid-in     Accumulated   translation  shareholders'
                            Shares       Amount       Shares       Amount       capital       deficit     adjustments     equity

Balances,
 Janueary 1, 1995             40,000                9,322,762   $4,661,000   $20,230,000   $(18,139,000)    $(53,000)   $ 6,699,000
Shares issued in
 connection with short-
 term notes                                            93,300       47,000       109,000                                    156,000
Sale of common shares                               1,227,625      614,000     1,089,000                                  1,703,000
Conversion of Series A
 preferred shares to
 common                      (40,000)                  40,000       20,000       (20,000)                                        --
Shares issued in
 connection with 1995
 business combination
 (Note 3)                                           1,440,736      720,000     2,633,000                                  3,353,000
Series B preferred shares
 issued (Note 3)             642,583     $ 6,000                               1,169,000                                  1,175,000
Accumulated translation
 adjustments                                                                                                 110,000        110,000
Net loss                                                                                     (8,892,000)                 (8,892,000)
                           ---------    --------   ----------   ----------   -----------   ------------     --------    -----------
Balances,
 December 31, 1995           642,583       6,000   12,124,423    6,062,000    25,210,000    (27,031,000)      57,000      4,304,000
Sale of Series C preferred
 shares for cash           1,125,590      11,000                               1,225,000                                  1,236,000
Series C preferred shares
 issued in exchange for
 concellation of notes       648,490       7,000                                 837,000                                    844,000
Sale of Series D
 preferred shares              2,000           -                               1,939,000                                  1,939,000
Common shares issued
 upon conversion of
 debentures                                         1,050,217      525,000       787,000                                  1,312,000
Conversion of Series C
 preferred shares to
 common stock               (126,923)     (1,000)     136,924       69,000       (68,000)                                         -
Conversion of Series D
 preferred shares to
 common stock                   (350)          -      360,839      180,000      (180,000)                                         -

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                              Preferred Stock            Common Stock         Additional                  Accumulated     Total
                              ---------------            ------------           paid-in     Accumulated   translation  shareholders'
                            Shares       Amount       Shares       Amount       capital       deficit     adjustments     equity

Sale of Series E preferred
 and common shares for
 cash                          2,200           -       55,000       27,000       923,000                                    950,000
Other issuances of common
 shares                                                63,333       32,000        33,000                                     65,000
Accumulated translation
 adjustments                                                                                                (133,000)      (133,000)
Net loss                                                                                     (5,992,000)                 (5,992,000)
                           ---------    --------   ----------  -----------   -----------   ------------     --------    -----------
Balances,
 December 31, 1996         2,293,590      23,000   13,790,736    6,895,000    30,706,000    (33,023,000)     (76,000)     4,525,000
Conversion of Series C
 preferred shares to common (625,460)     (6,000)     869,625      435,000      (429,000)                                         -
Conversion of Series D
 preferred shares to common     (900)          -    1,884,804      942,000      (942,000)                                         -
Conversion of Series E
 preferred shares to common   (2,200)          -    1,981,100      991,000      (991,000)                                         -
Public offering of common
 shares (Note 6)                                    9,000,000    4,500,000     1,464,000                                  5,964,000
Shares issued in connection
 with 1997 business
 combination (Note 3)                               1,000,000      500,000     1,059,000                                  1,559,000
Other issuance of common
 stock                                                 70,055       35,000         1,000                                     36,000
Accumulated translation
 adjustments                                                                                                (178,000)      (178,000)
Net loss                                                                                     (5,151,000)                 (5,151,000)
                           ---------    --------   ----------  -----------   -----------   ------------    ---------    -----------
Balances,
 December 31, 1997         1,665,030     $17,000   28,596,320  $14,298,000   $30,868,000   $(38,174,000)   $(254,000)   $ 6,755,000
                           =========    ========   ==========  ===========   ===========   ============    =========    ===========

                            See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   OXIS International, Inc. (the "Company") develops, manufactures and markets selected therapeutic and diagnostic products. The Company's research and development efforts are concentrated principally in the development of products to diagnose, treat and prevent diseases associated with free radicals and reactive oxygen species. The Company is headquartered in Portland, Oregon and operates a research and development facility near Paris, France. As described in Note 3, on December 31, 1997, the Company acquired a manufacturer of medical equipment located near Philadelphia, Pennsylvania.

   Therapeutic drug monitoring assays are manufactured by the Company in the United States and are sold to hospital clinical laboratories and reference laboratories by an in-house sales force and a network of distributors both within and outside the United States. Assays to measure markers of oxidative stress are manufactured by the Company in the United States (in France prior to July, 1996) and are sold directly to researchers and to distributors for resale to researchers, primarily in Europe, the United States and Japan. The Company also sells pharmaceutical forms of superoxide dismutase (SOD) for human and veterinary use.

   These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three years and at December 31, 1997 had an accumulated deficit of $38,174,000. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

   During 1997, the Company raised approximately $5,964,000 net of expenses through the sale of its common stock. The Company expects that additional capital will be required during 1998 to continue operating in accordance with its current plans. The Company has engaged an agent to assist on a best-efforts basis to complete a private placement of its common stock. If the Company is unable to raise additional capital during the first half of 1998 it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

2. SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION - The accompanying financial statements include the accounts of the Company as well as its subsidiaries. The functional currency of the Company's French subsidiary is the French franc. The French subsidiary's assets and liabilities are translated at the exchange rate at the end of the year, and its statement of operations is translated at the average exchange rates during each year. Gains or losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity. All significant intercompany balances and transactions are eliminated in consolidation.

   CASH EQUIVALENTS consist of money market accounts with commercial banks.

   INVENTORIES are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at December 31, 1997 and 1996, consisted of the following:

                               1997        1996

       Raw materials        $1,319,000   $148,000
       Work in process         344,000    200,000
       Finished goods          165,000    243,000
                            ----------   --------

       Total                $1,828,000   $591,000
                            ==========   ========

   PROPERTY, PLANT AND EQUIPMENT is stated at cost, or, in the case of property, plant and equipment acquired in transactions accounted for by the purchase method, at the estimated fair market value at the date of the acquisition (which is then considered to be the Company's cost). Depreciation of equipment is computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of five years or the remaining lease term.

  Property, plant and equipment at December 31, 1997 and 1996, consisted of the following:

                                                  1997           1996

       Land                                   $   220,000    $        --
       Building and improvements                1,780,000             --
       Furniture and office equipment             457,000        369,000
       Laboratory and manufacturing
        equipment                               3,608,000      2,510,000
       Leasehold improvements                     669,000        766,000
                                              -----------    -----------

          Property, plant and equipment,
           at cost                              6,734,000      3,645,000

       Accumulated depreciation and
        amortization                           (2,766,000)    (2,318,000)
                                              -----------    -----------

          Property, plant and equipment,
           net                                $ 3,968,000    $ 1,327,000
                                              ===========    ===========

  During 1996 and 1997 certain equipment under capital lease was purchased, and the cost and accumulated amortization of that equipment was reclassified to property, plant and equipment.

  TECHNOLOGY - Technology for developed products and custom assays, acquired in business combinations, is being amortized over estimated useful lives of seven to ten years. Accumulated amortization of technology for developed products and custom assays was $2,334,000 as of December 31, 1997, and $1,682,000 as of December 31, 1996. The Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets.

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

   NET LOSS PER SHARE - Net loss per share is computed based upon the weighted average number of common shares outstanding ("basic") and, if dilutive, the incremental shares issuable upon the assumed exercise of stock options or warrants and the assumed conversion of preferred stock ("dilutive"). Due to the net losses in each of the last three years, the computation of dilutive net loss per share is antidilutive and is not presented.

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

   FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, notes payable, customer deposits and accounts payable approximates fair value due to the short-term nature of the accounts. The carrying amount reported in the balance sheet for secured convertible term notes approximates fair value because the terms of the notes were determined and the notes and debentures were sold shortly before the dates of the balance sheets in which they appear.

   NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT ADOPTED - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997.

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


3. BUSINESS COMBINATIONS

   On July 19, 1995, the Company consummated the acquisition of Therox Pharmaceuticals, Inc. ("Therox") pursuant to a transaction wherein Therox was merged with and into a wholly-owned subsidiary of the Company. Therox was a Philadelphia-based start-up company focused on the development of therapeutics to treat diseases associated with damage from free radicals. The Company issued 1,440,736 shares of its common stock to Therox stockholders in exchange for all of the Therox capital stock. In addition, the acquisition agreement provides for payment of up to $2,000,000 by the Company to the Therox stockholders based on the successful commercialization of the Therox technologies. As of December 31, 1997, no additional payments have been made.

  The acquisition of Therox has been recorded as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. The aggregate purchase price was $3,353,000 of which approximately $3,329,000 represented technology related to research and development projects that were in process and that had no alternative future use other than the completion of these projects. Accordingly, these costs have been charged to operations immediately upon completion of the acquisition.

  Simultaneously with the Therox acquisition, a Series B Preferred Stock Purchase Agreement was entered into between the Company and two venture capital firms (S.R. One, Limited and Brantley Venture Partners II, L.P.) which were major stockholders of Therox. Pursuant to this agreement, the Company sold 642,583 shares of its Series B Preferred Stock for an aggregate price of $1,500,000 (net proceeds of $1,175,000).

  On December 31, 1997, the Company consummated the acquisition of Innovative Medical Systems Corp. ("IMS") pursuant to a transaction whereby the Company acquired all of the outstanding stock of IMS in exchange for 1,000,000 shares of the Company's common stock issued immediately and additional common shares to be issued. The acquisition of IMS has been recorded as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. The aggregate purchase price of $1,559,000 has been allocated to the assets and liabilities acquired. The purchase price represents the sum of (1) 1,000,000 common shares issued times the average per share closing price of the Company's common stock for the three days before and after November 1, 1997, the date on which the two companies reached agreement on the purchase price and (2) the present value of minimum future issuances of common stock aggregating $1,250,000. The number of additional common shares to be issued to former IMS shareholders depends on future revenues of IMS through 2002 and on the market price of the Company's common stock. The total number of additional shares of common stock to be issued to former IMS shareholders in exchange for their IMS stock is limited to a maximum of 4,519,264 shares.

  Subject to final valuation of assets acquired and liabilities assumed, the cost of the acquisition of IMS has been allocated to the assets acquired and liabilities assumed as follows:

          Cash                               $     7,000
          Accounts receivable                    324,000
          Inventories                          1,093,000
          Property, plant and equipment        2,861,000
          Other assets                            86,000
          Less liabilities assumed            (2,812,000)
                                             -----------
                    Acquisition cost         $ 1,559,000
                                             ===========

  Because the acquisition has been recorded as a purchase, the Company's consolidated results of operations for 1995, 1996 and 1997 do not include the operating results of the acquired company.

  The following table presents the unaudited pro forma combined results of operations for the years ended December 31, 1997 and 1996, as if the acquisition had occurred at the beginning of the period presented:

                                                     1997           1996

          Total revenues                         $ 7,207,000    $ 8,313,000

          Net loss                               $(6,080,000)   $(6,214,000)

          Net loss per share (based
          on 28,596,320 shares outstanding)      $      (.21)   $      (.22)

  The above table includes, on an unaudited pro forma basis, the Company's financial information for the years ended December 31, 1997 and 1996, combined with the financial information of IMS for its fiscal years ended October 31, 1997 and 1996.

  The unaudited pro forma combined results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

4. NOTES PAYABLE

   Notes payable at December 31, 1997 and 1996 consisted of the following:

                                                                                     1997         1996

     Secured convertible term notes                                               $  500,000   $1,000,000

     8% unsecured notes                                                              480,000           --

     Note payable to Mellon Bank, interest at 12.5%;
     subsequently refinanced                                                         389,000           --

     Liability, without interest, under inventory
     purchase agreement                                                                   --      200,000

     Other                                                                            54,000       21,000
                                                                                  ----------   ----------

                                                                                  $1,423,000   $1,221,000
                                                                                  ==========   ==========

   In October 1996, the Company sold $1,000,000 of secured convertible term notes with warrants to two of the Company's current shareholders. The remaining note bears interest at 15% per annum, was due in June 1997, and is convertible into common stock at a price determined based on the closing bid price of the Company's common stock. The warrants issued entitle the holders to purchase up to 300,000 shares of common stock at an exercise price of $1.61 per share. The conversion rate of the convertible term note and the exercise price of the warrants are subject to change under certain circumstances. The convertible term note is secured by assets relating to the Company's clinical diagnostic products.

   The 8% unsecured notes are due to shareholders of the Company. The notes were due in May 1997. The majority of the noteholders are indebted to the Company under the terms of a separate indemnification agreement.

   Payment of the secured convertible term note and the 8% unsecured notes has been deferred pending the outcome of ongoing discussions with representative of the noteholders.

   The note payable to Mellon Bank was paid in full in February 1998 from proceeds of a loan pursuant to a $450,000 line of credit from Commerce Bank/Pennsylvania, N.A. The liability under the new line of credit bears interest at the bank's prime rate plus 1.75% (initially 10.5%). The liability is secured by inventory and accounts receivable of IMS and is guaranteed by a former IMS shareholder.

5. LONG-TERM DEBT

   Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                               1997            1996

     Note payable to AT&T Small Business Lending
     Corporation, secured by land, building,
     improvements, equipment, accounts receivable
     and general intangibles of IMS; interest at prime
     plus 2% (10.5% at December 31, 1997) due in
     monthly installments through October 2011              $1,535,000        $    --

     Note payable to shareholder                               128,000             --

     Other                                                          --        $78,000
                                                            ----------        -------
                                                             1,663,000         78,000

     Less amounts due within one year                           93,000         76,000
                                                            ----------        -------

                                                            $1,570,000        $ 2,000
                                                            ==========        =======

   The aggregate annual maturities of long-term debt during the years ending December 31, 1999 to 2002 are as follows: 1999 - $100,000; 2000 - $110,000;
   2001 - $71,000; 2002 - $79,000.


6. SHAREHOLDERS' EQUITY

   COMMON STOCK - On May 20, 1997, the Company issued 9,000,000 shares of its common stock pursuant to an underwriting agreement with certain underwriters in France. The underwriters purchased the stock at a price of 4.60 French francs per share (an aggregate of $7,328,000). The newly-issued shares have been listed on the French stock market, Le Nouveau Marche, and on the NASDAQ National Market System.

   PREFERRED STOCK - Terms of the preferred stock are to be fixed by the Board of Directors at such time as the preferred stock is issued. Forty thousand (40,000) shares of nonvoting Series A Preferred Stock were issued during 1994 and were converted to common stock on a one share for one share basis during 1995. The 642,583 shares of Series B Preferred Stock which were issued in 1995 and remained outstanding at December 31, 1997 are convertible into common stock on a one-for-one basis and have the same voting rights as the common stock. The Series B Preferred Stock has certain preferential rights with respect to liquidation and dividends.

  During the first six months of 1996, the Company issued 1,125,590 shares of its Series C Preferred Stock for net cash proceeds of $1,236,000. In addition, in May 1996, the Company issued 648,490 shares of its Series C Preferred stock in exchange for the cancellation of $766,000 principal plus accrued interest of $78,000 on 8% notes payable to former shareholders of the Company's French subsidiary. The shares of Series C Preferred Stock are convertible into shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than one nor more than 1.4444 common shares for each Series C Preferred share. The conversion ratio may be adjusted under certain circumstances, and the Company has the right to automatically convert the Series C Preferred Stock into common stock under certain circumstances. Each share of Series C Preferred Stock is entitled to the number of votes equal to
  1.30 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. At December 31, 1997, 1,021,697 shares of Series C Preferred Stock remained outstanding.

  In May 1996, the Company issued 2,000 shares of its Series D Preferred Stock and warrants to purchase 810,126 shares of common stock for net cash proceeds of $1,939,000. The Series D Preferred Stock entitles the holder thereof to convert its shares into a number of shares of common stock determined by dividing the stated value of the Series D Preferred Stock (i.e., $1,000 per share), plus a premium in the amount of 8% per annum of the stated value from the date of issuance, by a conversion price equal to the lesser of (i) $2.30 and (ii) 75% of the average of the closing bid prices for shares of common stock for the five trading days immediately prior to conversion, but limited to a maximum of 2,424,884 shares of common stock. The holders of Series D Preferred Stock have no voting power, except as specifically provided by Delaware General Corporation Law. At December 31, 1997, 750 shares of Series D Preferred Stock remained outstanding.

  In December 1996, the Company issued 2,200 shares of its Series E Preferred Stock and 55,000 shares of common stock for net cash proceeds of $950,000. During 1997 all of the Series E Preferred Stock was converted into common stock.

  STOCK WARRANTS - In prior years, the Company issued warrants to purchase shares of common stock to certain officers and key employees (none of whom any longer hold a position with the Company) and to former directors. These warrants are exercisable at $2.875 per share and expire through 1999. At December 31, 1996 and 1995, warrants to purchase 1,012,500 shares were outstanding and exercisable. No warrants were exercised during 1995, 1996 or 1997. During 1997 warrants to purchase 35,000 shares expired. At December 31, 1997, warrants to purchase 977,500 shares remained outstanding and exercisable.

  In connection with the issuance of common stock, 8% Convertible Subordinated Debentures, and Series B, C and E Preferred Stock, the Company has issued to its placement agents warrants to purchase 614,573 shares of common stock at prices ranging from $1.375 to $3.25 per share. The warrants all remained outstanding and were exercisable at December 31, 1997.

  A warrant to purchase 810,126 common shares at $3.09 per share was issued to the purchaser of the Company's Series D Preferred Stock. The warrant was immediately exercisable and remained outstanding as of December 31, 1997.

  Warrants to purchase 300,000 common shares were issued to the purchasers of the secured convertible term notes in October 1996. The warrants have an exercise price of $.61 per share. They were immediately exercisable and remained outstanding as of December 31, 1997.

  STOCK OPTIONS - The Company has a stock incentive plan under which 4,200,000 shares of the Company's common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. Options granted pursuant to the Plan have a maximum term of ten years; vesting is determined by the Compensation Committee of the Company's board of directors. Options granted through 1997 have had vesting requirements of up to three years. Options granted and outstanding under the plan are summarized as follows:

                                      1997                    1996                 1995
                                      ----                    ----                 ----
                                          Weighted                Weighted             Weighted
                                          average                 average              average
                                          exercise                exercise             exercise
                               Shares      price       Shares      price      Shares    price
                             ---------    --------   ---------    --------   -------   --------

     Outstanding at
      beginning of year      1,420,500       $1.92     382,900       $2.93    90,000    $3.44

     Granted                   943,800       $ .62   1,090,000       $1.57   317,900    $2.73

     Exercised                      --          --      (3,333)      $1.69        --       --

     Forfeitures               (20,600)      $1.33     (49,067)      $2.17   (25,000)   $2.25
                             ---------               ---------               -------
     Outstanding at end
      of year                2,343,700       $1.40   1,420,500       $1.92   382,900    $2.93
                             =========               =========               =======
     Exercisable at end
      of year                1,333,065       $1.66     619,331       $2.29   219,299    $3.18
                             =========               =========               =======

  The number of shares under option, weighted average exercise price and weighted average remaining contractual life of all options outstanding as of December 31, 1997, by range of exercise price was as follows:

                                      Weighted   Weighted
          Range of                    average    average
          exercise                    exercise   remaining
           price           Shares      price      life
           -----           ------      -----      ----

      $ .53 - $ .91        798,700     $ .55     9.2 years
      $1.15 - $1.69      1,174,500     $1.52     8.5 years
      $2.25 - $2.28        125,500     $2.26     6.7 years
      $3.00 - $3.50        245,000     $3.31     7.1 years

  The number of shares under option and weighted average exercise price of options exercisable as of December 31, 1997, by range of exercise price was as follows:

                                              Weighted
                Range of                      average
                exercise                      exercise
                 price            Shares       price
                 -----            ------       -----

             $ .53 - $ .91        309,566      $ .59
             $1.15 - $1.69        652,999      $1.51
             $2.25 - $2.28        125,500      $2.26
             $3.00 - $3.50        245,000      $3.31

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock incentive plan. Accordingly, since the exercise price of all options issued under the plan has been greater than or equal to the fair market value of the stock at the date of issue of the options, no compensation cost has been recognized for options granted under the plan. Had compensation cost for options granted under the plan been determined based on the fair value at the grant dates in a manner consistent with the method determined under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the net loss and net loss per share for 1997, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                              1997           1996           1995
      Net loss:
         As reported      $(5,151,000)   $(5,992,000)   $(8,892,000)
         Pro forma        $(5,543,000)   $(6,596,000)   $(9,195,000)

      Net loss per share:
         As reported      $      (.23)   $      (.47)   $      (.82)
         Pro forma        $      (.25)   $      (.51)   $      (.85)


   For the purpose of computing the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                            Grants issued in
                                       --------------------------
                                       1997       1996       1995

         Dividend yield                 0%         0%         0%
         Expected volatility           69%        75%        75%
         Risk-free interest rate        5.7%       6%         6%
         Expected lives                 3 years    3 years    3 years

   The weighted average fair value as of the option date was computed to be $.33 per share for options issued during 1997, $.83 per share for options issued during 1996 and $1.53 per share for options issued during 1995.

   As of December 31, 1997, the Company also has options outstanding that have not been issued pursuant to its stock incentive plan. These options grant the holders the right to acquire 249,699 shares of the Company's common stock at exercise prices ranging from $1.69 to $3.55 per share.


7. INCOME TAXES

   INCOME TAX PROVISION - Income tax provisions were not necessary in 1997, 1996 and 1995 due to net losses.

   DEFERRED TAXES - Deferred taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

  The tax effects of significant items comprising the Company's deferred taxes as of December 31 were as follows:

United States taxes:                                                     1997           1996
       Deferred tax assets:
          Federal net operating loss carryforward
           and capitalized research and development
           expenses                                                  $ 5,396,000    $ 5,194,000
          Federal R&D tax credit carryforward                            522,000        522,000
          State net operating loss carryforward and capitalized
           research and development expenses                             310,000        211,000
       Deferred tax liabilities - book basis in excess
        of noncurrent assets acquired in the
        acquisition of IBC                                            (1,300,000)    (1,102,000)
                                                                     -----------    -----------

       Net deferred tax assets                                         4,928,000      4,825,000

       Valuation allowance                                            (4,928,000)    (4,825,000)
                                                                     -----------    -----------

       Net deferred taxes                                            $        --    $        --
                                                                     ===========    ===========

  French taxes:                                                             1997           1996
       Deferred tax assets:
          Net operating loss carryforward                            $ 4,320,000    $ 5,426,000
          Impact of temporary differences                               (133,000)      (211,000)
                                                                     -----------    -----------

       Total                                                           4,187,000      5,215,000

       Valuation allowance                                            (4,187,000)    (5,215,000)
                                                                     -----------    -----------

       Net deferred taxes                                            $        --    $        --
                                                                     ===========    ===========

  Temporary differences for French taxes result primarily from leases treated as operating leases for French tax reporting and as capital leases in the consolidated financial statements.

  The tax benefits ($5,136,000) of the net operating losses of $15,410,000 which existed at the date of acquisition (September 7, 1994) of the French subsidiary will be recorded as a reduction of the net unamortized balance of property, equipment, capitalized lease assets and intangible assets of $1,824,000 when and if realized, and the remaining benefit will be recorded as a reduction of income tax expense.

  The tax benefits ($351,000) of the net operating losses of $1,032,000 which existed at the date of acquisition (December 31, 1997) of IMS will be recorded as a reduction of the net unamortized balance of property, plant and equipment of $2,861,000 when and if realized.

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

   TAX CARRYFORWARDS - At December 31, 1997, the Company had net operating loss carryforwards of approximately $2,493,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $522,000 to reduce United States federal taxes in future years. In addition, the Company's French subsidiary had operating loss carryforwards of $11,784,000 (70,862,000 French francs) to reduce French taxable income in future years. These carryforwards expire as follows:

                             United States         R&D tax         French
                             net operating         credit      operating loss
   Year of expiration      loss carryforward    carryforward    carryforward

         1998                 $  208,000                         $ 1,070,000
         1999                    111,000                             190,000
         2000                         --                               5,000
         2001                     23,000           $123,000               --
         2002                      7,000              6,000               --
         2003-2012             2,144,000            393,000               --
         No expiration                --                 --       10,519,000
                              ----------           --------      -----------

                              $2,493,000           $522,000      $11,784,000
                              ==========           ========      ===========

   Utilization of the United States tax carryforwards is subject to certain restrictions in the event of a significant change (as defined in Internal Revenue Service guidelines) in ownership of the Company.


8. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

   One domestic customer and one foreign licensee have accounted for significant portions of the Company's revenues during the past three years. The percentages of total revenues derived from sales to, and royalties from, these major customers are as follows:

                               1997    1996    1995

       Domestic customer        --      --      18%
       Spanish licensee         31%     39%     16%

   The Company's domestic customer to whom sales of bovine superoxide dismutase ("bSOD") accounted for 18% of the Company's revenues in 1995, announced in the fourth quarter of 1995 that the clinical trial in which it was using bSOD purchased from the Company failed to show the desired results, and sales of bSOD to this customer have ceased.

   The Company limits its foreign exchange risk by buying and selling bulk bSOD in a single currency, the Dutch guilder. The Company maintains a bank account in The Netherlands for receipt and disbursement of Dutch guilders and had the equivalent of $112,000 and $1,000 in that account at December 31, 1997 and 1996, respectively.

   The Company and its French subsidiary maintain bank accounts in France and had the equivalent of $116,000 and $6,000 in those accounts at December 31, 1997 and 1996, respectively. Foreign currency transaction gains and losses were not material.


9. GEOGRAPHIC AREA INFORMATION

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

   Sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows:

                                                    1997            1996           1995

     Revenues from unaffiliated customers:
       United States                             $ 1,946,000    $ 1,303,000    $ 2,686,000
       Export sales from the U.S.                  3,113,000      3,185,000      1,878,000
       France                                             --        379,000        572,000
                                                 -----------    -----------    -----------
         Total                                   $ 5,059,000    $ 4,867,000    $ 5,136,000
                                                 ===========    ===========    ===========

     Operating loss:
       United States                             $(2,873,000)   $(2,874,000)   $(5,653,000)
       France                                     (2,205,000)    (3,017,000)    (3,110,000)
                                                 -----------    -----------    -----------
         Total                                   $(5,078,000)   $(5,891,000)   $(8,763,000)
                                                 ===========    ===========    ===========

     Identifiable assets:
       United States                             $10,068,000    $ 5,110,000    $ 7,824,000
       France                                      2,507,000      2,942,000      3,866,000
       Eliminations                                       --        (55,000)    (1,820,000)
                                                 -----------    -----------    -----------
         Total                                   $12,575,000    $ 7,997,000    $ 9,870,000
                                                 ===========    ===========    ===========

10. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities in Oregon and in France under operating leases that expire in 1998. Lease payments to which the Company is committed in 1998 are $230,000. Rental expense included in the accompanying statements of operations was $361,000 in 1997, $519,000 in 1996 and $492,000 in 1995.

    The Company and its subsidiaries are parties to various claims. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in its defense of such claims or, if not, what the impact might be, management currently believes that disposition of these matters will not have a materially adverse effect on the Company's consolidated financial statements.


11. 401(k) SAVINGS PLAN

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

       See pages 18 to 41.

  2. FINANCIAL STATEMENT SCHEDULES

       Schedules are omitted because they are not applicable or the required information is included in the financial statements and notes thereto.

  3. EXHIBITS

       See Exhibit Index - page 45.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

(c)  Exhibits specified by item 601 of Regulation S-K.

     See Exhibit Index - page 45.

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

Dated:  March 23, 1998


                                    OXIS INTERNATIONAL, INC.
                                    Registrant

                                    By: /s/ Ray R. Rogers
                                        -----------------------------
                                        Ray R. Rogers
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ Jon S. Pitcher
                                        -----------------------------
                                        Jon S. Pitcher
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant.


/s/ Anna D. Barker     March 23, 1998       /s/ Timothy G. Biro   March 23, 1998
-------------------------------------       ------------------------------------
Anna D. Barker         Date                 Timothy G. Biro       Date

/s/ Richard A. Davis   March 23, 1998       /s/ Stuart S. Lang    March 23, 1998
-------------------------------------       ------------------------------------
Richard A. Davis       Date                 Stuart S. Lang        Date

/s/ David Neeham       March 23, 1998       /s/ Ray R. Rogers     March 23, 1998
-------------------------------------       ------------------------------------
David Needham          Date                 Ray R. Rogers         Date

/s/ A.R. Sitaraman     March 23, 1998
-------------------------------------
A.R. Sitaraman         Date

                                 EXHIBIT INDEX

EXHIBIT                                                                             PAGE
NUMBER                              DESCRIPTION OF DOCUMENT                        NUMBER

2  (a)   Agreement and Plan of Reorganization and Merger between
         OXIS International, Inc., OXIS Acquisition Corporation
         and Therox Pharmaceuticals, Inc. Dated July 18, 1995                       (1)

2  (b)   Amendment No. 1 to Agreement and Plan for Reorganization
         and Merger between OXIS International, Inc., OXIS Acquisition
         Corporation and Therox Pharmaceuticals, Inc.                               (2)

2  (c)   Share exchange Agreement by and among Innovative Medical
         Systems Corp. ("Seller"), OXIS International, Inc. ("Buyer") and
         each of The Shareholders Who Are Signatories Hereto (collectively,
         the "Shareholders").                                                       (3)

3  (a)   Second Restated Certificate of Incorporation as filed
         September 10, 1996                                                         (4)

3  (b)   Certificate of Designations, Preferences, and Rights of Series E
         Preferred Stock of the Company                                             (5)

3  (c)   Bylaws of the Company as amended on June 15, 1994                          (6)

4  (a)   Securities Purchase Agreement, Registration Rights Agreement
         and Security Agreement                                                     (7)

10 (a)   1987 Stock Purchase Warrants                                               (6)

10 (b)   1988 Stock Purchase Warrants                                               (9)

10 (c)   Lease agreement between Bioxytech S.A. and Sofibus                        (10)

10 (d)   OXIS International, Inc. Series B Preferred Stock Purchase Agreement
         dated July 18, 1995                                                       (11)

10 (e)   Factoring (security) Agreement dated September 6, 1996 between
         Silicon Valley Financial Services and OXIS International, Inc.             (4)

10 (f)   Form of Promissory Notes dated March 27, 1997 - April 24, 1997            (12)

10 (g)   Underwriting agreement                                                    (13)

                                 EXHIBIT INDEX

EXHIBIT                                                                   PAGE
NUMBER                          DESCRIPTION OF DOCUMENT                  NUMBER

10 (h)   Listing advisor - market making agreement                        (13)

10 (i)   Non-Exclusive License Agreement between OXIS International,
         Inc. and Enzon, Inc. dated July 29, 1997                         (14)

10 (j)   Note Payable to AT&T Small Business Lending Corporation
         and related Open-End Mortgage                                     47

21 (a)   Subsidiaries of OXIS International, Inc.                          55

23 (a)   Independent Auditors' Consent                                     56

27 (a)   Financial data schedule                                           57

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for 1995 - Exhibit 2 (b).

(3) Incorporated by reference to the Company's Form 8-K Current Report, dated January 15, 1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for 1996.

(5) Incorporated by reference to the Company's Form 8-K Current Report dated December 30, 1996.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(7) Incorporated by reference to the Company's Form 8-K Current Report dated November 4, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for 1992 - Exhibit 10(b).

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for 1992 - Exhibit 10(c).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for 1994.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.