Form 10-Q
period 1998-03-31
OXIS INTERNATIONAL INC
filed 1998-05-15
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


    X
  ----- Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

  ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____ .


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

At March 31, 1998, the issuer had outstanding the indicated number of shares of common stock:  28,775,324

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months Ended
                                                  March 31
                                         -------------------------
                                             1998          1997
Revenues:
  Product sales                          $ 1,296,000   $ 1,127,000
  Royalties and license fees                  51,000        35,000
                                         -----------   -----------
     Total revenues                        1,347,000     1,162,000

Costs and expenses:
  Cost of sales                            1,259,000       772,000
  Research and development                   931,000     1,106,000
  Selling, general and administrative        981,000       604,000
                                         -----------   -----------
     Total costs and expenses              3,171,000     2,482,000
                                         -----------   -----------
Operating loss                            (1,824,000)   (1,320,000)
Interest income                               11,000         3,000
Interest expense                             (27,000)      (30,000)
                                         -----------   -----------
Net loss                                 $(1,840,000)  $(1,347,000)
                                         ===========   ===========
Net loss per share - basic               $      (.06)  $      (.10)
                                         ===========   ===========

Weighted average number of
 shares used in computation - basic       28,673,888    14,108,668
                                         ===========   ===========

                          CONSOLIDATED BALANCE SHEETS

                                     March 31,       December 31,
                                        1998            1997
                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents         $   410,000      $ 1,290,000
  Accounts receivable                 1,051,000        2,011,000
  Inventories                         1,874,000        1,828,000
  Prepaid and other                      48,000           79,000
                                    -----------      -----------
     Total current assets             3,383,000        5,208,000

Property and equipment, net           3,768,000        3,968,000

Technology for developed products
  and custom assays, net              2,886,000        3,065,000

Other assets                            413,000          334,000
                                    -----------      -----------

     Total assets                   $10,450,000      $12,575,000
                                    ===========      ===========

                          CONSOLIDATED BALANCE SHEETS


                                                   March 31,    December 31,
                                                     1998          1997
                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Notes payable                                   $ 1,403,000     $1,423,000
  Accounts payable                                  1,285,000      1,553,000
  Accrued payroll, payroll taxes and other          1,121,000      1,181,000
  Current portion of long-term debt                    91,000         93,000
                                                  -----------     ----------

     Total current liabilities                      3,900,000      4,250,000

Long-term debt due after one year                   1,694,000      1,570,000

Shareholders' equity:
  Preferred stock - $.01 par value;
    15,000,000 shares authorized:
     Series B - 642,583 shares issued and
     outstanding at March 1998 (liquidation
     preference of $1,500,000)                          6,000          6,000
     Series C - 1,021,697 shares issued and
     outstanding at March 31, 1998                     11,000         11,000
     Series D - 700 shares issued and
     outstanding at March 31, 1998                         --             --
  Common stock - $.50 par value; 50,000,000
    shares authorized; 28,775,324 shares issued
    and outstanding at March 31, 1998              14,388,000     14,298,000
  Additional paid in capital                       30,778,000     30,868,000
  Accumulated deficit                             (40,014,000)   (38,174,000)
  Accumulated translation adjustments                (313,000)      (254,000)
                                                  -----------    -----------

     Total shareholders' equity                     4,856,000      6,755,000
                                                  -----------    -----------
Total liabilities and shareholders' equity        $10,450,000    $12,575,000
                                                  ===========    ===========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Three Months Ended
                                                                      March 31,
                                                              -------------------------
                                                                  1998          1997
Cash flows from operating activities:
 Net loss                                                     $(1,840,000)  $(1,347,000)
 Adjustments to reconcile net loss to cash
  used for operating activities:
  Depreciation and amortization                                   362,000       452,000
  Changes in assets and liabilities:
   Accounts receivable                                            784,000      (152,000)
   Inventories                                                    (47,000)       46,000
   Prepaid and other current assets                                31,000       110,000
   Accounts payable                                              (262,000)      686,000
   Customer deposits                                                   --        26,000
   Accrued payroll, payroll taxes and other                       136,000        95,000
                                                              -----------   -----------

     Net cash used for operating activities                      (836,000)      (84,000)

Cash flows from investing activities:
 Purchases of equipment                                           (10,000)       (2,000)
 Additions to other assets                                        (58,000)       (5,000)
 Other, net                                                       (13,000)     (121,000)
                                                              -----------   -----------

     Net cash used for investing activities                       (81,000)     (128,000)

Cash flows from financing activities:
 Proceeds from issuance of notes                                  546,000       213,000
 Stock issuance costs                                             (28,000)      (99,000)
 Repayment of short-term borrowings                              (424,000)      (12,000)
 Repayment of long-term debt and capital lease obligations        (20,000)      (40,000)
                                                              -----------   -----------

     Net cash provided by financing activities                     74,000        62,000

Effect of exchange rate changes on cash                           (37,000)           --
                                                              -----------   -----------

Net decrease in cash and cash equivalents                        (880,000)     (150,000)

Cash and cash equivalents - beginning of period                 1,290,000       422,000
                                                              -----------   -----------

Cash and cash equivalents - end of period                     $   410,000   $   272,000
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

    An annual report (Form 10-K) has been filed with the Securities and Exchange Commission ("Commission") for the year ended December 31, 1997. That report contains, among other information, a description of the Company's business, audited financial statements, notes to the financial statements, the report of the independent auditors and management's discussion and analysis of results of operations and financial condition. Readers of this report are presumed to be familiar with that annual report.


2.  SUBSEQUENT EVENTS - ADDITIONAL FINANCING

    Between April 28 and May 8, 1998, the Company completed the first closing of a private placement of its common stock together with warrants to a series of institutional investors. The units, consisting of one share of common stock plus a warrant to purchase one share of common stock, were priced at the NASDAQ closing price the day prior to the signing of the subscription agreements. The prices ranged from $.875 to $1.125. In the first closing 6,936,142 common shares and warrants to purchase an equal number of common shares were issued in exchange for gross proceeds of $5,716,000 in cash and conversion of $543,000 of short-term notes and accrued interest payable. The excercise price of each warrant is equal to 125% of the price paid per unit. The second closing, for which commitments have been received and funds relating thereto have been placed in escrow is expected to yield gross proceeds of $2,465,000 in cash and conversion of $234,000 of short-term notes and accrued interest payable. The release to the Company of the proceeds from the second closing is subject to approval by the shareholders of an increase in the number of authorized common shares. This proposal will be considered by the Shareholders at the Company's annual meeting scheduled to be held in July 1998.

3.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at March 31, 1998 and December 31, 1997, consisted of the following:

                              March 31,  December 31,
                                1998         1997
          Raw materials      $1,253,000  $1,319,000
          Work in process       334,000     344,000
          Finished goods        287,000     165,000
                             ----------  ----------

          Total              $1,874,000  $1,828,000
                             ==========  ==========


4.  SHAREHOLDERS' EQUITY

    During the first quarter of 1998, 50 shares of Series D Preferred Stock were converted into 179,004 shares of common stock.

    The number of common shares which the holder of the Series D Preferred Stock can acquire by converting its Series D shares is limited, and the holder has converted all of the Series D shares which can be converted pursuant to the terms of the Series D Preferred Stock Certificate of Designations. The Company has received correspondence from a representative of the holder of the Series D Preferred Stock claiming that the holder is entitled to certain interest and other payments and other rights with respect to the remaining Series D Preferred Stock which is not convertible into common stock. The Company has advised the holder of the Series D Preferred Stock that it does not agree with the holder's position with respect to the Series D Preferred Stock. The Company and the holder of the Series D Preferred Stock are currently in the process of negotiating a settlement of the dispute concerning the outstanding shares of Series D Preferred Stock.


5.  COMPREHENSIVE LOSS

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company's consolidated comprehensive loss was $1,899,000 and $1,468,000 for the three months ended March 31, 1998 and 1997, respectively. The differences between the net loss reported in the consolidated statement of operations and consolidated comprehensive net loss for the two periods consisted of changes in foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital decreased during the first quarter of 1998 by $1,475,000, from $958,000 at December 31, 1997 to a deficit of $517,000 at
  March 31, 1998. The reduction in working capital resulted primarily from the effect of the net loss for the quarter ($1,840,000 less non-cash charges of $362,000).

  Cash and cash equivalents decreased from $1,290,000 at December 31, 1997 to $410,000 at March 31, 1998.

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

  Between April 28 and May 8, 1998, the Company completed the first closing of a private placement of its common stock together with warrants to a series of institutional investors. The units, consisting of one share of common stock plus a warrant to purchase one share of common stock, were priced at the NASDAQ closing price the day prior to the signing of the subscription agreements. The prices ranged from $.875 to $1.125. In the first closing 6,936,142 common shares and warrants to purchase an equal number of common shares were issued in exchange for gross proceeds of $5,716,000 in cash and conversion of $543,000 of short-term notes and accrued interest payable. The excercise price of each warrant is equal to 125% of the price paid per unit. The second closing, for which commitments have been received and funds relating thereto have been placed in escrow is expected to yield gross proceeds of $2,465,000 in cash and conversion of $234,000 of short-term notes and accrued interest payable. The release to the Company of the proceeds from the second closing is subject to approval by the shareholders of an increase in the number of authorized common shares. This proposal will be considered by the shareholders at the Company's annual meeting scheduled to be held in July 1998.

          RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998
                COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997


REVENUES

  The Company's revenues for the quarters ended March 31, 1998 and 1997 were as follows:

                                                    1998          1997

     Instrument sales and development            $  810,000   $       --

     Diagnostic and research assays                 416,000      548,000

     Bovine superoxide dismutase (bSOD)
      for research and human use                         --      412,000

     Palosein/(R)/ (bSOD for veterinary use)         44,000      154,000

     Other                                           26,000       13,000

     Royalties and license fees                      51,000       35,000
                                                  ----------  ----------

                                                 $1,347,000   $1,162,000
                                                 ==========   ==========

  Instrument sales and development revenues are generated by Innovative Medical Systems Corp. ("IMS"), acquired by the Company on December 31, 1997. Because the acquisition of IMS was recorded as a purchase, the revenues and expenses of IMS are not included in the Company's consolidated results of operations prior to 1998.

  Sales of the Company's diagnostic and research assays decreased from $548,000 in the first quarter of 1997 to $416,000 in the first quarter of 1998. This decrease of $132,000 was primarily due to unusually large sales to distributors in the fourth quarter of 1997 resulting in below normal sales volumes in the first quarter of 1998.

  Sales of bulk bSOD have been almost entirely to the Company's Spanish licensee, and no shipments were made to this customer in the first quarter of 1998. Future sales of bulk bSOD continue to be largely dependent on the needs of the Company's Spanish licensee. The Company expects its orders for 1998 from the Spanish licensee to be less than those for 1997. The Company's sales of bulk bSOD beyond 1998 are uncertain and difficult to predict and no assurances can be given with respect thereto.

  Palosein/(R)/ sales in the first quarter of 1997 included a substantial sale to a distributor in Germany. The Company expects to have a similar order later in 1998, but has not yet received such an order.

COSTS AND EXPENSES

  Including amortization of purchase adjustments, cost of sales was 69% of product sales for the first quarter 1997 and increased to 97% of product sales for the first quarter of 1998. This increase in the cost of sales as a percentage of sales is due primarily to the effect of the fixed manufacturing costs being spread over manufacturing and sales volume for the first quarter of 1998 that the Company believes is unusually low. Management expects manufacturing and sales volumes to increase in the second quarter of 1998, resulting in a reduction of cost of sales as a percentage of sales; provided, however, that no assurances can be given that such an increase will take place. Cost of sales as a percentage of sales was also higher in the first quarter of 1998 as compared to the first quarter of 1997 due to the reductions in sales of bSOD and Palosein/(R)/, which contributed approximately $150,000 more in profit margins in the first quarter of 1997 than in 1998.

  Cost of sales in the first quarter of 1997 includes approximately $180,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Costs of sales in the first quarter of 1998 includes approximately $210,000 in amortization of purchase adjustments relating to 1994 and 1997 business acquisitions. Excluding such amortization the cost of product sales for the first quarter of 1997 was approximately 53% of sales and the cost of sales for the first quarter of 1998 was approximately 81% of product sales.

  Research and development expenses decreased from $1,106,000 in the first quarter of 1997 to $931,000 in the first quarter of 1998. The decrease in research and development expenses resulted from cost reductions in the first quarter of 1998 compared to the first quarter of 1997 of (1) $190,000 for outside development contracts primarily relating to the development of the Company's lead molecule, BXT-51072, which is currently in Phase II clinical trials for ulcerative colitis and (2) $170,000 in research and development costs of the Company's French subsidiary. During the first quarter of 1998 the Company's lead molecule was in the early part of a Phase II clinical trial which did not require as much outside contract support as earlier parts of the clinical trials. Costs relating to the Phase II trials are expected to increase during the remainder of 1998 with an increase in patient enrollment and increasing data analysis needs. These cost reductions were partially offset by an increase of $185,000 in research and development costs in the United States other than the costs of clinical trials. This increase consisted primarily of severance costs relating to a staff reduction during the first quarter of 1998.

  Selling, general and administrative expenses increased from $604,000 in the first quarter of 1997 to $981,000 in the first quarter of 1998. The increase is primarily the result of $250,000 of selling, general and administrative expenses of IMS in the first quarter of 1998. Fees aggregating $51,000 in the first quarter of 1998 for the ongoing listing of the Company's common stock on Le Nouveau Marche and increased shares listed on NASDAQ National Market also contributed to the increase in 1998.


NET LOSS

  The Company continued to experience losses in the first quarter of 1998. The first quarter 1998 loss of $1,840,000 ($.06 per share-basic) was $493,000 more than the $1,347,000 ($.10 per share-basic ) loss for the first quarter of 1997. The increase in the net loss is primarily due to the decline in gross margin from product sales and increased selling, general and administrative costs. The net loss per share-basic decreased because of the increase in the number of common shares outstanding.

  The Company plans to continue to invest in research and development activities and incur marketing, sales and administrative expenses in amounts greater than its anticipated near-term product margins, and, as a result, expects to incur a substantial net loss for 1998.


                           -------------------------


  Certain of the matters discussed in this Report such as management's future sales expectations, are forward-looking statements that involve risks and uncertainties, including the timely development and market acceptance of new products, the impact of competitive products and pricing, economic conditions, and other risks. These factors could cause actual results to differ materially from those described in any forward-looking statements.

                          PART II.  OTHER INFORMATION
ITEM 5.  OTHER INFORMATION

    The Company has been notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that, because the bid price of its common stock has been less than USD $1.00, its common stock is currently not in compliance with the Nasdaq Marketplace Rule 4450 (a)(5) relating to the Nasdaq minimum bid price requirements. The Company has been informed by Nasdaq that it is being provided 90 calendar days, which expires May 28, 1998, in order to regain compliance with this standard. The Company may regain compliance if the bid price for its common stock closes at or above the minimum requirement for at least ten (10) consecutive trade days. If the security does not regain compliance within the 90 days, Nasdaq will issue a delisting letter which will identify the review procedures available to the Company. The Company may request a review at or before that time, which, Nasdaq has stated, will stay delisting until a hearing occurs. As of the date of this filing the Company has not regained compliance, and no assurance can be given that such compliance will be regained.

    If the Common Stock of the Company ceases to be listed on the Nasdaq National Market such failure to be listed could have a material adverse effect on the transferability of the Company's Common Stock, and may have a material adverse effect on the value of the Common Stock as well.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits - See Exhibit Index on page 12.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OXIS International, Inc.


May 15, 1998                        By /s/ Ray R. Rogers
                                       ------------------------------------
                                       Ray R. Rogers
                                       Chairman and Chief Executive Officer


May 15, 1998                        By /s/ Jon S. Pitcher
                                       ------------------------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit                                                     Page
Number      Description of Document                        Number

 10(a)      Consulting Agreement and Release of Claims       13

 27(a)      Financial data schedule                          20
