Form 10-Q
period 1998-06-30
OXIS INTERNATIONAL INC
filed 1998-08-07
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of   1934 for the quarterly period ended June 30, 1998.

  _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.



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


 At June 30, 1998, the issuer had outstanding the indicated number of shares of common stock:  36,234,510

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three Months Ended             Six Months Ended
                                                     June 30                       June 30
                                           --------------------------    --------------------------
                                               1998           1997           1998           1997
Revenues:
  Product sales                            $ 1,435,000    $   717,000    $ 2,731,000    $ 1,844,000
  Royalties and license fees                    20,000         24,000         71,000         59,000
                                           -----------    -----------    -----------    -----------
     Total revenues                          1,455,000        741,000      2,802,000      1,903,000

Costs and expenses:
  Cost of sales                              1,053,000        472,000      2,312,000      1,244,000
  Research and development                     759,000        883,000      1,690,000      1,989,000
  Selling, general and administrative          799,000        728,000      1,780,000      1,332,000
                                           -----------    -----------    -----------    -----------
     Total costs and expenses                2,611,000      2,083,000      5,782,000      4,565,000
                                           -----------    -----------    -----------    -----------
Operating loss                              (1,156,000)    (1,342,000)    (2,980,000)    (2,662,000)
Interest income                                 34,000         20,000         45,000         23,000
Interest expense                               (19,000)       (42,000)       (46,000)       (72,000)
                                           -----------    -----------    -----------    -----------
Net loss                                   $(1,141,000)   $(1,364,000)   $(2,981,000)   $(2,711,000)
                                           ===========    ===========    ===========    ===========

Net loss per share - basic                 $      (.03)   $      (.07)   $      (.10)   $      (.16)
                                           ===========    ===========    ===========    ===========

Weighted average number of
  shares used in computation                32,916,584     19,884,092     30,806,956     17,012,334
                                           ===========    ===========    ===========    ===========

                        CONSOLIDATED BALANCE SHEETS

                                           June 30,    December 31,
                                             1998          1997
                                          (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents              $ 3,263,000   $ 1,290,000
   Accounts receivable                      1,259,000     2,011,000
   Inventories                              1,862,000     1,828,000
   Prepaid and other                           31,000        79,000
                                          -----------   -----------
      Total current assets                  6,415,000     5,208,000

Property and equipment, net                 3,624,000     3,968,000

Technology for developed products
   and custom assays, net                   2,719,000     3,065,000

Other assets                                  407,000       334,000
                                          -----------   -----------

    Total assets                          $13,165,000   $12,575,000
                                          ===========   ===========

                          CONSOLIDATED BALANCE SHEETS

                                                               June 30,      December 31,
                                                                 1998            1997
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                              $    924,000    $  1,423,000
  Accounts payable                                                865,000       1,553,000
  Accrued payroll, payroll taxes and other                        826,000       1,181,000
  Current portion of long-term debt                                90,000          93,000
                                                             ------------    ------------
     Total current liabilities                                  2,705,000       4,250,000

Long-term debt due after one year                               1,669,000       1,570,000

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 428,389 shares issued and outstanding
     at June 30, 1998  (liquidation
     preference of $1,500,000)                                      4,000           6,000
     Series C - 807,878 shares issued and outstanding
     at June 30, 1998                                               8,000          11,000
     Series D - (Note 3)                                               --              --
  Common stock - $.50 par value; 50,000,000 shares
   authorized; 36,234,510 shares issued and outstanding
   at June 30, 1998 (Note 3)                                   18,117,000      14,298,000
  Additional paid in capital                                   32,128,000      30,868,000
  Accumulated deficit                                         (41,155,000)    (38,174,000)
  Accumulated translation adjustments                            (311,000)       (254,000)
                                                             ------------    ------------

     Total shareholders' equity                                 8,791,000       6,755,000
                                                             ------------    ------------

Total liabilities and shareholders' equity                   $ 13,165,000    $ 12,575,000
                                                             ============    ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six Months Ended
                                                                           June 30,
                                                                -------------------------------
                                                                    1998                1997
Cash flows from operating activities:
 Net loss                                                       $(2,981,000)        $(2,711,000)
 Adjustments to reconcile net loss to cash
  used for operating activities:
  Depreciation and amortization                                     708,000             702,000
  Changes in assets and liabilities:
   Accounts receivable                                              747,000             260,000
   Inventories                                                      (34,000)             94,000
   Other current assets                                              47,000             (76,000)
   Accounts payable                                                (686,000)           (595,000)
   Customer deposits                                                     --             142,000
   Accrued payroll, payroll taxes and other                        (245,000)             44,000
                                                                -----------         -----------

     Net cash used for operating activities                      (2,444,000)         (2,140,000)

Cash flows from investing activities:
 Purchases of equipment                                             (29,000)            (17,000)
 Other, net                                                         (91,000)             (7,000)
                                                                -----------         -----------

     Net cash used for investing activities                        (120,000)            (24,000)

Cash flows from financing activities:
 Proceeds from issuance of notes                                    555,000             872,000
 Proceeds from issuance of stock, net of related costs            5,231,000           6,240,000
 Repayment of short-term borrowings                                (443,000)           (950,000)
 Repayment of long-term debt and capital lease obligations          (54,000)            (58,000)
 Effective redemption of Series D Preferred Stock                  (700,000)                 --
                                                                -----------         -----------

     Net cash provided by financing activities                    4,589,000           6,104,000

Effect of exchange rate changes on cash                             (52,000)           (174,000)
                                                                -----------         -----------

Net increase in cash and cash equivalents                         1,973,000           3,766,000

Cash and cash equivalents - beginning of period                   1,290,000             422,000
                                                                -----------         -----------

Cash and cash equivalents - end of period                       $ 3,263,000         $ 4,188,000
                                                                ===========         ===========

Non-cash transaction -- issuance of common
  stock in exchange for cancellation of
  notes and accrued interest                                    $   543,000         $        --
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


2.  INVENTORIES

  Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at June 30, 1998 and December 31, 1997, consisted of the following:

                                June 30,     December 31,
                                  1998           1997

      Raw materials            $1,067,000     $1,319,000
      Work in process             604,000        344,000
      Finished goods              191,000        165,000
                               ----------     ----------

      Total                    $1,862,000     $1,828,000
                               ==========     ==========

3.  SHAREHOLDERS' EQUITY

  In early May 1998, the Company completed the first closing of a private placement of its common stock together with warrants to a series of institutional investors. The units, consisting of one share of common stock plus a warrant to purchase one share of common stock, were priced at the NASDAQ closing price the day prior to the signing of the subscription agreements relating to the purchase of such units. The prices per unit ranged from $.875 to $1.125. In the first closing, 6,936,142 common shares and warrants to purchase an equal number of common shares were issued in exchange for gross proceeds of $5,716,000 in cash and conversion of $543,000 of short-term notes and accrued interest payable. The exercise price of each warrant is equal to 120% of the price paid per unit.

  The Company has agreed to file within 30 days of the closing of the private placement a registration statement with the Commission concerning the resale of the common shares, the warrants and the common shares issuable upon exercise of the warrants.

  The private placement was completed in July 1998 with a second closing resulting in gross proceeds to the Company of $2,465,000 in cash and conversion of $234,000 of short-term notes and accrued interest payable.

  At the Company's Annual Meeting of Stockholders held on July 13, 1998, the stockholders approved proposals which authorized an increase in the number of shares of the Company's common stock to 95,000,000 and a reduction of the par value of the Company's common stock to $.001. Following the Meeting, the number of authorized shares of common stock was increased and the par value was reduced, accordingly. The stockholders also approved a proposal authorizing the Company's Board of Directors at its discretion to effect a one-for-five reverse stock split at any time prior to the Company's 1999 Annual Meeting of Stockholders. The proposal concerning the reverse stock split is intended to increase the bid price of the Company's common stock to bring such bid price into compliance with the listing requirements of the NASDAQ National Market System (requiring a bid price greater than $1). The Company is currently seeking a waiver from the NASD allowing the Company's common stock continued designation as a NASDAQ National Market security pending the effectiveness of such a reverse split. As of the date of this Report, the Company has not received a response from the NASD and has not effected the reverse split.

  During the second quarter of 1998, 214,194 shares of Series B Preferred Stock were converted into 214,194 shares of common stock, and 213,819 shares of Series C Preferred Stock were converted into 308,850 shares of common stock. Also during the second quarter of 1998 the Company entered into a settlement agreement with the holder of the remaining 700 outstanding shares of Series D Preferred Stock whereby such holder and the Company released any and all claims either may have against the other with respect to such Series D Preferred Stock, and the Company paid the holder $700,000 cash. The holder also agreed to return the Series D Preferred Stock to the Company upon the Company's request. The Company recently requested the return of such Stock, which the Company plans to cancel.


4.  COMPREHENSIVE LOSS

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company's consolidated comprehensive loss was $1,139,000 and $1,482,000 for the three months ended June 30, 1998 and 1997, respectively and $3,038,000 and $2,950,000 for the six months ended June 30, 1998 and 1997, respectively. The differences between the net loss reported in the consolidated statement of operations and consolidated comprehensive net loss for the periods consisted of changes in foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital increased during the first half of 1998 from $958,000 at December 31, 1997 to $3,710,000 at June 30, 1998. The increase in the Company's working capital resulted primarily from the issuance of common stock (net proceeds of $5,774,000), offset by the effect of the net loss for the first half of 1998 ($2,981,000 less non-cash charges of $708,000) and a $700,000 payment for the effective redemption of preferred stock.

  Cash and cash equivalents increased from $1,290,000 at December 31, 1997 to $3,263,000 at June 30, 1998.

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

  In early May 1998, the Company completed the first closing of a private placement of its common stock together with warrants to a series of institutional investors. The units, consisting of one share of common stock plus a warrant to purchase one share of common stock, were priced at the NASDAQ closing price the day prior to the signing of the subscription agreements relating to the purchase of such units. The prices per unit ranged from $.875 to $1.125. In the first closing, 6,936,142 common shares and warrants to purchase an equal number of common shares were issued in exchange for gross proceeds of $5,716,000 in cash and conversion of $543,000 of short-term notes and accrued interest payable. The exercise price of each warrant is equal to 120% of the price paid per unit. The Company has agreed to file within 30 days of the closing of the private placement a registration statement with the Commission concerning the resale of the common shares, the warrants and the common shares issuable upon exercise of the warrants.

  The private placement was completed in July 1998 with a second closing resulting in gross proceeds to the Company of $2,465,000 in cash and conversion of $234,000 of short-term notes and accrued interest payable.

  During the third quarter of 1998 the Company expects to pay two short-term notes plus accrued interest aggregating approximately $360,000.

INFORMATION SYSTEMS AND THE YEAR 2000

  As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a project to review computer hardware and software to determine whether they will consistently and properly recognize the Year 2000. Certain of the Company's systems include hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant.

  Other hardware and software currently being used by the Company has been identified by the Company as not being Year 2000 compliant, particularly certain packaged software used in the Company's accounting systems. The Company expects that upgrades to the software packages being used in its accounting and manufacturing systems will be available from the vendors of those packages. The cost of such upgrades, or replacement of certain software packages and certain older hardware used in those systems has not yet been determined, but is not expected to be material. Most of the hardware and software replacements for accounting and manufacturing systems expected are replacements that would have been made regardless of the Year 2000 issue.

  The Company expects to complete its review of all of its systems, including embedded technology in non-information technology systems, which might be affected by the Year 2000 issue by the fourth quarter of 1999. The Company is reviewing communications, security, and environmental monitoring and control systems as well as certain laboratory and manufacturing equipment and equipment manufactured for customers. The Company believes that, in the worst likely case, such systems or components thereof can be replaced to make such systems Year 2000 compliant, and that the cost for such replacements will not be material.

  The Company relies on a number of vendors and suppliers including banks, telecommunications providers, transportation companies and other providers of goods and services. The inability of certain of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material impact on the Company's operations. The Company does not have the resources to determine whether all such vendors and suppliers are Year 2000 compliant. However, the Company expects that it could find other vendors or suppliers if any of its current vendors or suppliers are unable to continue to provide goods or services to the Company, but no assurances can be given as to how long it will take to find substitute vendors and suppliers.

           RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998
                COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997


REVENUES

  The Company's revenues for the quarters ended June 30, 1998 and 1997 were as follows:

                                                     1998        1997

     Instrument sales and development             $  684,000    $     --

     Diagnostic and research assays                  604,000     611,000

     Bovine superoxide dismutase (bSOD)
      for research and human use                          --       3,000

     Palosein(R) (bSOD for veterinary use)            49,000      77,000

     Fine chemicals and other                         98,000      26,000

     Royalties and license fees                       20,000      24,000
                                                  ----------    --------

                                                  $1,455,000    $741,000
                                                  ==========    ========

  Instrument sales and development revenues are generated by Innovative Medical Systems Corp. ("IMS"), acquired by the Company on December 31, 1997. Because the acquisition of IMS was recorded as a purchase, the revenues and expenses of IMS are not included in the Company's consolidated results of operations prior to 1998.


COSTS AND EXPENSES

  Including amortization of purchase adjustments, cost of sales was 66% of product sales for the second quarter 1997 and increased to 73% of product sales for the second quarter of 1998. This increase in the cost of sales as a percentage of sales is due primarily to the effect of fixed manufacturing costs being spread over manufacturing and sales volume for the second quarter of 1998 that is substantially less than the manufacturing capacity of the Company's facilities since the acquisition of IMS.

  Cost of sales in the second quarter of 1997 includes approximately $175,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Costs of sales in the second quarter of 1998 includes approximately $196,000 in amortization of purchase adjustments relating to 1994 and 1997 business acquisitions. Excluding such amortization the cost of product sales for the second quarter of 1997 was approximately 41% of sales and the cost of sales for the second quarter of 1998 was approximately 60% of product sales.

  Research and development expenses decreased from $883,000 in the second quarter of 1997 to $759,000 in the second quarter of 1998. The decrease in research and development expenses resulted primarily from cost reductions in the second quarter of 1998 compared to the second quarter of 1997 in research and development costs of the Company's French subsidiary.

  Selling, general and administrative expenses increased from $728,000 in the second quarter of 1997 to $799,000 in the second quarter of 1998. The increase is primarily the result of $215,000 of selling, general and administrative expenses of IMS in the second quarter of 1998. The increase was partially offset by a $61,000 reduction in foreign exchange losses and a $52,000 reduction in shareholder relations costs. The reduction in shareholder relations costs was partially due to holding the annual meeting of stockholders in the second quarter of 1997 and in the third quarter of 1998.


NET LOSS

  The Company continued to experience losses in the second quarter of 1998. The second quarter 1998 loss of $1,141,000 ($.03 per share-basic) was $223,000 less than the $1,364,000 ($.07 per share-basic ) loss for the second quarter of 1997. The decrease in the net loss is primarily due to an increase of $137,000 in gross margins from product sales and a decrease of $124,000 in research and development expenses. The net loss per share-basic decreased because of the decrease in net loss and increase in the number of common shares outstanding.

            RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998
                 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997


REVENUES

  The Company's revenues for the six-month periods ended June 30, 1998 and 1997 were as follows:

                                                     1998         1997

     Instrument sales and development             $1,493,000   $       --

     Diagnostic and research assays                1,003,000    1,159,000

     Bovine superoxide dismutase (bSOD)
      for research and human use                          --      415,000

     Palosein(R) (bSOD for veterinary use)            93,000      231,000

     Fine chemicals and other                        142,000       39,000

     Royalties and license fees                       71,000       59,000
                                                  ----------   ----------

                                                  $2,802,000   $1,903,000
                                                  ==========   ==========

  Instrument sales and development revenues are generated by IMS, acquired by the Company on December 31, 1997.

  Sales of bSOD in 1997 were almost entirely to one European customer and no shipments were made to this customer during the first half of 1998. Future sales of bulk bSOD continue to be largely dependent on the needs of this one customer. The Company does not expect to make any significant sales of bulk bSOD during the remainder of 1998. The Company's sales of bulk bSOD beyond 1998 are uncertain and difficult to predict and no assurances can be given with respect thereto.

  Palosein(R) sales in the first half of 1997 included a substantial sale to a distributor in Germany, which has not been repeated in 1998.


COSTS AND EXPENSES

  Including amortization of purchase adjustments, cost of sales was 67% of product sales for the first half 1997 and increased to 85% of product sales for the first half of 1998. This increase in the cost of sales as a percentage of sales is due primarily to the effect of fixed manufacturing costs being spread over manufacturing and sales volume for the first half of 1998 that is substantially less than the manufacturing capacity of the Company's facilities since the acquisition of IMS. Management expects manufacturing and sales volumes to increase in the second half of 1998, resulting in a reduction of cost of sales as a percentage of sales; provided, however, that no assurances can be given that such an increase will take place. Cost of sales as a percentage of sales was also higher in the first half of 1998 as compared to the first half of 1997 due to the reductions in sales of bSOD and Palosein(R), which contributed approximately $200,000 more in profit margins in the first half of 1997 than in 1998.

  Cost of sales in the first half of 1997 includes approximately $355,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Costs of sales in the first half of 1998 includes approximately $406,000 in amortization of purchase adjustments relating to 1994 and 1997 business acquisitions. Excluding such amortization the cost of product sales for the first half of 1997 was approximately 48% of sales and the cost of sales for the first half of 1998 was approximately 70% of product sales.

  Research and development expenses decreased from $1,989,000 in the first half of 1997 to $1,690,000 in the first half of 1998. The decrease in research and development expenses resulted from cost reductions in the first half of 1998 of (1) $407,000 in research and development costs of the Company's French subsidiary and (2) $192,000 for outside development contracts primarily relating to the development of the Company's lead molecule, BXT-51072, which is currently in Phase II clinical trials for ulcerative colitis. During the first half of 1998, the Company's lead molecule was in the early part of a Phase II clinical trial which did not require as much outside contract support as earlier parts of the clinical trials. Costs relating to the Phase II trials are expected to increase during the remainder of 1998 with an increase in patient enrollment and increasing data analysis needs. These cost reductions were partially offset by an increase of $298,000 in research and development costs in the United States unrelated to the costs of clinical trials. This increase consisted primarily of severance costs relating to a staff reduction during the first quarter of 1998.

  Selling, general and administrative expenses increased from $1,332,000 in the first half of 1997 to $1,780,000 in the first half of 1998. The increase is primarily the result of $433,000 of selling, general and administrative expenses of IMS in the first half of 1998. Fees aggregating $51,000 in the first half of 1998 for the ongoing listing of the Company's common stock on Le Nouveau Marche and increased shares listed on NASDAQ National Market also contributed in the increase in 1998.


NET LOSS

  The Company continued to experience losses in the first six months of 1998. The first half 1998 loss of $2,981,000 ($.10 per share-basic) was $270,000 more than the $2,711,000 ($.16 per share-basic ) loss for the first half of 1997. The increase in the net loss is primarily due to the decline in gross margin from product sales and increased selling, general and administrative costs. The net loss per share-basic decreased because of the increase in the number of common shares outstanding.

  The Company plans to continue to invest in research and development activities and incur marketing, sales and administrative expenses in amounts greater than its anticipated near-term product margins, and, as a result, expects to incur a substantial net loss for 1998. There can be no assurances given that the Company will ever achieve profitable operations.


                           ------------------------


  Certain of the matters discussed in this Report such as management's future sales expectations, the levels of future manufacturing volumes and possible progress with respect to the Company's clinical trials are forward-looking statements that involve risks and uncertainties, including the timely development and market acceptance of new products, the impact of competitive products and pricing, economic conditions, and other risks. These factors could cause actual results to differ materially from those described in any forward-looking statements.



                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

  (c) Sale of unregistered securities.

  Between April 28 and May 8, 1998, the Company completed the first closing of a private placement of its common stock together with warrants to a series of institutional investors. The units, consisting of one share of common stock plus a warrant to purchase one share of common stock, were priced at the NASDAQ closing price the day prior to the signing of the subscription agreements relating to the purchase of such units. The prices per unit ranged from $.875 to $1.125. In the first closing, 6,936,142 common shares and warrants to purchase an equal number of common shares were issued in exchange for gross proceeds of $5,716,000 in cash and conversion of $543,000 of short-term notes and accrued interest payable. The exercise price of each warrant is equal to 120% of the price paid per unit. The Company has agreed to file within 30 days of the closing of the private placement a registration statement with the Commission concerning the resale of the common shares, the warrants and the common shares issuable upon exercise of the warrants.

  In connection with the sale of the foregoing securities, the Company paid a commission of $400,091 to a placement agent. The securities were offered and sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1993, as amended, and pursuant to Rule 506 promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits - See Exhibit Index on page 15.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OXIS International, Inc.


August 7, 1998                         By  /s/Ray R. Rogers
                                          -------------------------------
                                          Ray R. Rogers
                                          Chairman and Chief Executive Officer



August 7, 1998                         By  /s/Jon S. Pitcher
                                          -------------------------------
                                          Jon S. Pitcher
                                          Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                            Page
Number                Description of Document                     Number

 27(a)                Financial data schedule                       15