Form 10-Q
period 1998-09-30
OXIS INTERNATIONAL INC
filed 1998-11-12
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
         Exchange Act of   1934 for the quarterly period ended
         September 30, 1998.

         Transition report pursuant to Section 13 or 15(d) of the
  -----
         Securities Exchange Act of 1934 for the transition period from ______________ to _____________.



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
                      YES     X      NO
                           -------       ------


At September 30, 1998, the issuer had outstanding the indicated number of shares of common stock:  39,226,759

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended           Nine Months Ended
                                                September 30                September 30
                                         --------------------------  --------------------------
                                             1998          1997          1998          1997
Revenues:
  Product sales                          $ 1,039,000   $ 1,293,000   $ 3,770,000    $ 3,137,000
  Royalties and license fees                      --       150,000        71,000        209,000
                                         -----------   -----------   -----------    -----------
     Total revenues                        1,039,000     1,443,000     3,841,000      3,346,000

Costs and expenses:
  Cost of sales                              996,000       904,000     3,308,000      2,148,000
  Research and development                 1,109,000     1,210,000     2,799,000      3,199,000
  Selling, general and administrative      1,078,000       717,000     2,732,000      2,049,000
                                         -----------   -----------   -----------    -----------
     Total costs and expenses              3,183,000     2,831,000     8,839,000      7,396,000
                                         -----------   -----------   -----------    -----------
Operating loss                            (2,144,000)   (1,388,000)   (4,998,000)    (4,050,000)
Interest income                               84,000        30,000       129,000         53,000
Interest expense                             (67,000)      (40,000)     (239,000)      (112,000)
                                         -----------   -----------   -----------    -----------
Net loss                                 $(2,127,000)  $(1,398,000)  $(5,108,000)   $(4,109,000)
                                         ===========   ===========   ===========    ===========

Net loss per share - basic
  and diluted                                  $(.27)        $(.27)        $(.76)        $(1.02)
                                         ===========   ===========   ===========    ===========

Weighted average number of
  shares used in computation               7,747,778     5,261,368     6,695,998      4,028,909
                                         ===========   ===========   ===========    ===========

        CONSOLIDATED BALANCE SHEETS

                                     September 30,   December 31,
                                         1998           1997
                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents            $ 4,065,000    $ 1,290,000
  Accounts receivable                      873,000      2,011,000
  Inventories                            1,788,000      1,828,000
  Prepaid and other                        197,000         79,000
                                       -----------    -----------
     Total current assets                6,923,000      5,208,000

Property and equipment, net              3,522,000      3,968,000

Technology for developed products
  and custom assays, net                 2,528,000      3,065,000

Other assets                               420,000        334,000
                                       -----------    -----------

     Total assets                      $13,393,000    $12,575,000
                                       ===========    ===========


                          CONSOLIDATED BALANCE SHEETS

                                                          September 30,   December 31,
                                                             1998           1997
                                                          (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                            $    724,000   $  1,423,000
  Accounts payable                                              898,000      1,553,000
  Accrued payroll, payroll taxes and other                      796,000      1,181,000
  Current portion of long-term debt                              91,000         93,000
                                                           ------------   ------------
     Total current liabilities                                2,509,000      4,250,000

Long-term debt due after one year                             1,649,000      1,570,000

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 428,389 shares issued and outstanding
     at September 30, 1998  (liquidation
     preference of $1,500,000)                                    4,000          6,000
     Series C - 807,878 shares issued and outstanding
     at September 30, 1998                                        8,000         11,000
  Common stock - $.001 par value; 95,000,000 shares
   authorized; 7,845,351 shares issued and outstanding
   at September 30, 1998 (Note 3)                                39,000     14,298,000
  Additional paid in capital                                 52,712,000     30,868,000
  Accumulated deficit                                       (43,275,000)   (38,174,000)
  Accumulated translation adjustments                          (253,000)      (254,000)
                                                           ------------   ------------

     Total shareholders' equity                               9,235,000      6,755,000
                                                           ------------   ------------

Total liabilities and shareholders' equity                 $ 13,393,000   $ 12,575,000
                                                           ============   ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               Nine Months Ended
                                                                  September 30,
                                                         --------------------------------
                                                               1998            1997

Cash flows from operating activities:
 Net loss                                                     $(5,108,000)    $(4,109,000)
 Adjustments to reconcile net loss to cash provided
  by (used for) operating activities:
  Depreciation and amortization                                 1,168,000         949,000
  Changes in assets and liabilities:
   Accounts receivable                                            994,000         (39,000)
   Inventories                                                     45,000        (148,000)
   Other current assets                                          (117,000)       (183,000)
   Accounts payable                                              (665,000)          9,000
   Customer deposits                                                   --         (16,000)
   Accrued liabilities                                           (118,000)        (41,000)
                                                              -----------     -----------

     Net cash used for operating activities                    (3,801,000)     (3,578,000)

Cash flows from investing activities:
 Purchases of equipment                                           (72,000)        (85,000)
 Other, net                                                      (130,000)        (14,000)
                                                              -----------     -----------

     Net cash used for investing activities                      (202,000)        (99,000)

Cash flows from financing activities:
 Proceeds from issuance of notes                                  555,000         872,000
 Proceeds from issuance of stock, net of related cost           7,492,000       6,215,000
 Repayment of short-term borrowings                              (443,000)       (946,000)
 Repayment of long-term debt and capital lease obligations        (74,000)        (63,000)
 Effective redemption of Series D Preferred Stock                (700,000)             --
                                                              -----------     -----------

     Net cash provided by financing activities                  6,830,000       6,078,000

Effect of exchange rate changes on cash                           (52,000)        (71,000)
                                                              -----------     -----------

Net increase in cash and cash equivalents                       2,775,000       2,330,000

Cash and cash equivalents - beginning of period                 1,290,000         422,000
                                                              -----------     -----------

Cash and cash equivalents - end of period                     $ 4,065,000     $ 2,752,000
                                                              ===========     ===========

Non-cash transaction - issuance of common stock
 in exchange for cancellation of notes and
     accrued interest                                         $   778,000     $        --
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


2.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at September 30, 1998 and December 31, 1997, consisted of the following:

                             September 30,  December 31,
                                 1998           1997

          Raw materials         $1,110,000    $1,319,000
          Work in process          483,000       344,000
          Finished goods           195,000       165,000
                                ----------    ----------

          Total                 $1,788,000    $1,828,000
                                ==========    ==========


3.  SHAREHOLDERS' EQUITY

    In the second and third quarters of 1998 the Company completed a private placement of its common stock together with warrants to a series of institutional investors ("units"). The units, consisting of one share of common stock plus a warrant to purchase one share of common stock, were priced at the NASDAQ closing price the day prior to the signing of the subscription agreements. A total of 1,985,678 common shares (9,928,391 common shares on a pre-reverse split basis) and warrants to purchase an equal number of common shares were issued in exchange for gross proceeds of $8,181,000 in cash and conversion of $778,000 of short-term notes and accrued interest payable. The exercise price of each warrant is equal to 120% of the price paid per unit.

    At the Company's Annual Meeting of Stockholders held on July 13, 1998, the stockholders approved proposals to increase the authorized number of common shares to 95,000,000 and reduce the par value of the Company's common stock to $.001. Following the Meeting, the number of authorized shares of common stock was increased and the par value was reduced, accordingly. The stockholders also approved a proposal authorizing the Company's Board of Directors at its discretion to effect a one-for-five reverse stock split at any time prior to the Company's 1999 Annual Meeting of Stockholders. In September 1998 the Company's Board of Directors approved the reverse split, which became effective October 21, 1998. All common shares and per common share data has been changed to reflect this split.

    The Company was notified by Nasdaq in a letter dated May 28, 1998 that, because the bid price of its Common Stock was less than USD $1.00, its Common Stock was not in compliance with the NASD Marketplace Rule 4450(a)(5) ("Rule 4450"). Trading commenced on October 21, 1998 following the reverse split at an initial price of $1.875. Pursuant to Rule 4450, the closing bid price was required to remain at or above $1.00 per share for ten consecutive trading days to satisfy the maintenance criteria regarding bid price, and this requirement was met on November 3, 1998. The Company received a letter from Nasdaq on November 3, 1998 informing it that the Company has been found to be in compliance with the bid price requirement and all requirements for continued listing on The Nasdaq National Market. Furthermore, Nasdaq informed the Company that the hearing file has been closed.

    During the first three quarters of 1998, 214,194 shares of Series B Preferred Stock were converted into 42,838 shares of common stock, 213,819 shares of Series C Preferred Stock were converted into 61,770 shares of common stock and 50 shares of Series D Preferred Stock were converted into 35,800 shares of common stock. Also during the second quarter of 1998 the Company entered into a settlement agreement with the holder of the remaining 700 outstanding shares of Series D Preferred Stock whereby such holder and the Company released any and all claims either may have against the other with respect to such Series D Preferred Stock, and the Company paid the holder $700,000 cash. The holder has subsequently returned the Series D Preferred Stock to the Company, and the stock certificate has been cancelled.

4.  COMPREHENSIVE LOSS

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company's consolidated comprehensive loss was $2,069,000 and $1,332,000 for the three months ended September 30, 1998 and 1997, respectively and $5,107,000 and $4,272,000 for the nine months ended September 30, 1998 and 1997, respectively. The differences between the net loss reported in the consolidated statement of operations and consolidated comprehensive net loss for the periods consisted of changes in foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital increased during the first nine months of 1998 from $958,000 at December 31, 1997 to $4,414,000 at September 30, 1998. This
    increase in the Company's working capital resulted primarily from the issuance of common stock (net proceeds of $8,270,000), offset by the effect of the net loss for the first nine months of 1998 ($5,108,000 less non-cash charges of $1,168,000) and a $700,000 payment for effective redemption of the remaining Series D Preferred Stock.

    Cash and cash equivalents increased from $1,290,000 at December 31, 1997 to $4,065,000 at September 30, 1998.

    The Company expects to continue to report losses in 1998 as the level of expenses is expected to continue to exceed revenues. To continue operations in accordance with its current plans, the Company must raise additional capital or begin to receive revenues from new sources before the end of 1999. Although the Company has raised additional funds through private placements and a public offering in the past, it cannot predict the sources, terms, amount, form, and/or availability of additional capital to fund its operations to the end of 1999. No assurances can be given that sufficient additional capital will be available to the Company, or if such capital is available to the Company, that it will be available on reasonably favorable terms. Failure to raise additional capital or generate revenues from new sources would cause the Company to severely curtail or cease operations.

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

    Other hardware and software currently being used by the Company has been identified by the Company as not being Year 2000 compliant, particularly certain packaged software used in the Company's accounting systems. The Company expects that upgrades to the software packages being used in its accounting and manufacturing systems will be available from the vendors of those packages. The cost of such upgrades, or replacement of certain software packages and certain older hardware used in those systems has not yet been determined, but is not expected to be material. Most of the hardware and software replacements for accounting and manufacturing systems expected to be required are replacements that would have been made regardless of the Year 2000 issue.

    The Company expects to complete its review of all of its systems, including embedded technology in non-information technology systems, which might be affected by the Year 2000 issue by the second quarter of 1999. The Company is reviewing communications, security, and environmental monitoring and control systems as well as certain laboratory and manufacturing equipment and equipment manufactured for customers. The Company believes that, in the worst likely case, such systems or components thereof can be replaced to make such systems Year 2000 compliant, and that the cost for such replacements will not be material.

    The Company relies on a number of vendors and suppliers including banks, telecommunications providers, transportation companies and other providers of goods and services. The inability of certain of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material impact on the Company's operations. The Company does not have the resources to determine whether all such vendors and suppliers are Year 2000 compliant. However, the Company expects that it could find other vendors and suppliers if any of its current vendors or suppliers are unable to continue to provide goods or services to the Company, but no assurances can be given as to how long it will take to find substitute vendors and suppliers.

  RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
                     THREE MONTHS ENDED SEPTEMBER 30, 1997


REVENUES

    The Company's revenues for the quarters ended September 30, 1998 and 1997 were as follows:

                                                   1998        1997

     Instrument sales and development           $  505,000  $       --

     Diagnostic and research assays                491,000     557,000

     Bovine superoxide dismutase (bSOD)
        for research and human use                   5,000     582,000

     Palosein/(R)/ (bSOD for veterinary use)        35,000      84,000

     Fine chemicals and other                        3,000      70,000

     Royalties and license fees                        ---     150,000
                                                ----------  ----------

                                                $1,039,000  $1,443,000
                                                ==========  ==========

    Instrument sales and development revenues are generated by the Company's wholly-owned subsidiary, OXIS Instruments, Inc., (formerly Innovative Medical Systems Corp.), acquired by the Company on December 31, 1997. Because the acquisition was recorded as a purchase, the revenues and expenses of OXIS Instruments, Inc. are not included in the Company's consolidated results of operations prior to 1998.

    The decrease in diagnostic and research assay sales in the third quarter of 1998 as compared to the third quarter of 1997 resulted primarily from lower sales volumes to foreign distributors of the Company's research assays.

    Sales of bSOD in the third quarter of 1997 ware almost entirely to one European customer and no shipments were made to this customer in the first nine months of 1998. Future sales of bulk bSOD continue to be largely dependent on the needs of this one customer. The Company does not expect to make any significant sales of bulk bSOD during the remainder of 1998.

    The volume of Palosein/(R)/ sales declined reflecting a reduction in the Company's marketing efforts for this product.

    The Company realized license fee revenue of $150,000 in the third quarter of 1997 from an agreement to license its patented polyethylene glycol technology to Enzon, Inc. A minimum annual fee of $50,000 was received in the first quarter of 1998.


COSTS AND EXPENSES

    Including amortization of purchase adjustments, cost of sales was 70% of product sales for the third quarter of 1997 and increased to 96% of product sales for the third quarter of 1998. This increase in the cost of sales as a percentage of sales is due primarily to the effect of fixed manufacturing costs being spread over manufacturing and sales volume for the third quarter of 1998 that is substantially less than the manufacturing capacity of the Company's facilities since the acquisition of the Company's instrument manufacturing subsidiary. Although management has taken certain steps to reduce personnel and occupancy costs of Oxis Instruments, Inc., no assurances can be given that such efforts will result in any significant improvements in profit margins. Cost of sales as a percentage of sales was also higher in the third quarter of 1998 as compared to the third quarter of 1997 due to the reductions in sales of bSOD and Palosein/(R)/, which contributed approximately $150,000 more in profit margins in the third quarter of 1997 than in 1998.

    Cost of sales in the third quarter of 1997 includes approximately $174,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Costs of sales in the third quarter of 1998 includes approximately $215,000 in amortization of purchase adjustments relating to 1994 and 1997 business acquisitions. Excluding such amortization the cost of product sales for the third quarter of 1997 was approximately 56% of sales and the cost of sales for the third quarter of 1998 was approximately 75% of product sales.

    Research and development expenses decreased from $1,210,000 in the third quarter of 1997 to $1,109,000 in the third quarter of 1998. This decrease of $101,000 in research and development expenses resulted primarily from staff reductions in the U.S. in the fourth quarter of 1997 and first quarter of 1998.

    Selling, general and administrative expenses increased from $717,000 in the third quarter of 1997 to $1,078,000 in the third quarter of 1998. The increase was primarily due the selling, general and administrative expenses of the Company's instrument manufacturing subsidiary, OXIS Instruments, Inc., in 1998 which was acquired by the Company on December 31, 1997.


INTEREST INCOME AND EXPENSE

    Interest income increased by $54,000 in the third quarter of 1998 as compared with the third quarter of 1997, primarily due to an increase in funds available for short-term investments following the receipt of proceeds from the private placement of units of common stock and warrants in May and July 1998.

    Interest expense increased by $27,000 in the third quarter of 1998 as compared with the third quarter of 1997, due to interest on notes payable by OXIS Instruments, Inc.

NET LOSS

    The Company continued to experience losses in the third quarter of 1998. The third quarter 1998 loss of $2,127,000 ($0.27 per share) was $729,000 more than the $1,398,000 ($0.27 per share) loss for the third quarter of 1997. The increase in the net loss is primarily due to a decline in sales and gross margin from product sales and an increase in selling, general and administrative expenses following the acquisition of OXIS Instruments, Inc.

    The Company plans to continue to invest in research and development activities and incur marketing, sales and administrative expenses in amounts greater than its anticipated near-term product margins, and, as a result, expects to incur a substantial net loss for 1998.



RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE
                        MONTHS ENDED SEPTEMBER 30, 1997


REVENUES

    The Company's product sales for the nine-month periods ended September 30, 1998 and 1997 were as follows:

                                                   1998        1997

     Instrument sales and development           $1,998,000  $       --

     Diagnostic and research assays              1,511,000   1,735,000

     Bovine superoxide dismutase (bSOD)
        for research and human use                   6,000     997,000

     Palosein/(R)/ (bSOD for veterinary use)       128,000     314,000

     Fine chemicals and other                      127,000      91,000

     Royalties and license fees                     71,000     209,000
                                                ----------  ----------

                                                $3,841,000  $3,346,000
                                                ==========  ==========

    Instrument sales and development revenues are generated by OXIS Instruments, Inc., the Company's instrument manufacturing subsidiary, acquired on December 31, 1997.

    Sales of bSOD in 1997 were almost entirely to one European customer and no shipments were made to this customer during the first nine months of 1998. Future sales of bulk bSOD continue to be largely dependent on the needs of this one customer. The Company does not expect to make any significant sales of bulk bSOD during the remainder of 1998. The Company has received an order from its customer for delivery of bulk bSOD in the first half of 1999. However, the Company expects its revenues from sales of bulk bSOD in 1999 to be less than in 1997. The Company's sales of bulk bSOD beyond 1999 are uncertain and difficult to predict and no assurances can be given with respect thereto.

    Palosein/(R)/ sales in the first nine months of 1997 included a substantial sale to a distributor in Germany, which has not been repeated in 1998.


COSTS AND EXPENSES

    Including amortization of purchase adjustments, cost of sales was 68% of product sales for the first nine months of 1997 and increased to 88% of product sales for the first nine months of 1998. This increase in the cost of sales as a percentage of sales is due primarily to the effect of fixed manufacturing costs being spread over manufacturing and sales volume for the first nine months of 1998 that is substantially less than the manufacturing capacity of the Company's facilities since the acquisition of the Company's instrument manufacturing subsidiary. Cost of sales as a percentage of sales was also higher in the first nine months of 1998 as compared to the first nine months of 1997 due to the reductions in sales of bSOD and Palosein/(R)/, which contributed approximately $360,000 more in profit margins in the first nine months of 1997 than in 1998.

    Cost of sales in the first nine months of 1997 includes approximately $530,000 in amortization of purchase adjustments relating to 1994 business acquisitions. Costs of sales in the first nine months of 1998 includes approximately $641,000 in amortization of purchase adjustments relating to 1994 and 1997 business acquisitions. Excluding such amortization the cost of product sales for the first nine months of 1997 was approximately 52% of sales and the cost of sales for the first nine months of 1998 was approximately 71% of product sales.

    Research and development expenses decreased by $400,000 from $3,199,000 for the first nine months of 1997 to $2,799,000 for the first nine months of 1998. The decrease in research and development expenses resulted primarily from cost reductions in the first nine months of 1998 compared to the first nine months of 1997 relating to the Company's French subsidiary.

    Selling, general and administrative expenses increased by $683,000, from $2,049,000 for the first nine months of 1997 to $2,732,000 for the first nine months of 1998. The increase was primarily due to the selling, general and administrative expenses of the Company's instrument manufacturing subsidiary, OXIS Instruments, Inc., in 1998.

INTEREST INCOME

    Interest income increased by $76,000 in the first nine months of 1998 as compared to the first nine months of 1997, due to an increase in funds available for investments following the receipt of proceeds from the private placement of units of common stock and warrants in May and July 1998.


NET LOSS

    The Company's loss for the first nine months of 1998 was $5,108,000 ($0.76 per share) compared to a loss of $4,109,000 ($1.02 per share) for the first nine months of 1997. The increase in the net loss is primarily due to increased selling general and administrative expenses ($683,000) and reduced profit margins on product sales ($527,000), offset by a reduction in research and development costs ($400,000). The decrease in net loss per share is due to the increase in the weighted average number of shares outstanding.

                        ----------------------------------

    Certain of the matters discussed in this Report such as management's future sales expectations, possible progress with respect to the Company's clinical trials, possible development of business alliances and raising additional capital are forward-looking statements that involve risks and uncertainties, including the timely development and market acceptance of new products, the impact of competitive products and pricing, economic conditions, and other risks. These factors could cause actual results to differ materially from those described in any forward-looking statements.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1998 Annual Meeting of Stockholders held on July 13, 1998 ("1998 Stockholders Meeting"), the Company's stockholders elected the following persons to the Company's Board of Directors:

                             Common    Series B   Series B   Series C   Series C    Series C
         Common              shares    Preferred  Preferred  Preferred  Preferred   Preferred
          Name             shares FOR  WITHHELD     FOR*     WITHHELD*    FOR*      WITHHELD*
Anna D. Barker, Ph.D.      26,540,709    327,999    642,583          0    555,296          0
Timothy G. Biro            26,009,959    858,749    642,583          0    555,296          0
Richard A. Davis           26,603,972    264,736    642,583          0    555,296          0
Brenda D. Gavin, D.V.M.    26,578,077    290,631    642,583          0    555,296          0
Stuart S. Lang             26,559,508    309,200    642,583          0    555,296          0
James D. McCamant          26,578,842    289,866    642,583          0    555,296          0
David A. Needham, Ph.D.    26,517,908    350,800    642,583          0    555,296          0
Ray R. Rogers              26,479,205    389,503    642,583          0    555,296          0
A.R. Sitaraman             26,558,147    310,561    642,583          0    555,296          0

*In equivalent common votes.

Subsequent to the 1998 Stockholders Meeting, Dr. Anna D. Barker has resigned from the Company's Board of Directors.

At the 1998 Stockholders Meeting, the stockholders also approved (1) an amendment of the Company's Second Restated Certificate of Incorporation to increase the authorized number of shares of OXIS common stock from 50,000,000 shares to 95,000,000 shares (25,683,399 common shares, Series B Preferred shares with 428,389 equivalent common votes and Series C Preferred with 555,296 equivalent common votes voting for; 1,145,384 common shares and Series B Preferred shares with 214,194 equivalent common votes voting against; and 39,925 common shares abstaining), (2) an amendment of the Company's Second Restated Certificate of Incorporation to reduce the par value of OXIS common stock from fifty cents ($.50) to one-tenth of one cent ($.001) (25,594,507 common shares, Series B Preferred shares with 642,583 equivalent common votes and Series C Preferred with 555,296 equivalent common votes voting for; 1,224,987 common shares voting against; and 49,214 common shares abstaining), and (3) a proposal authorizing the Company's Board of Directors to amend the Company's Second Restated Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's common stock (24,784,501 common shares, Series B Preferred shares with 642,583 equivalent common votes and Series C Preferred with 555,296 equivalent common votes voting for; 2,030,215 common shares voting against; and 53,992 common shares abstaining). Since the 1998 Stockholders Meeting, the Company's Second Restated Certificate of Incorporation has been amended to effect the three proposals approved by the Stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits - See Exhibit Index on page 16.

  (b) Reports on Form 8-K.

  The Company filed with the Commission on July 6, 1998, a Report on Form 8-K which reported matters relating to the sale of the Company's units of common stock and warrants in a private placement. On September 21, 1998, the Company filed another Report on Form 8-K which reported the amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of common stock and to reduce its par value.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


November 10, 1998                   By   s/Ray R. Rogers
                                       -----------------
                                       Ray R. Rogers
                                       Chairman and Chief Executive Officer


November 10, 1998                   By   s/Jon S. Pitcher
                                       ------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                              Page
Number              Description of Document                         Number

 3(a)               Second Restated Certificate of Incorporation      (1)

 27(a)              Financial Data Schedule


 ----------------

 (1) Incorporated by reference to the Company's Form 8-K Current Report filed September 21, 1998.