Form 10-K
period 1998-12-31
OXIS INTERNATIONAL INC
filed 1999-03-30
CIK 109657

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    X    Annual report pursuant to Section 13 or 15(d) of the Securities
  -----
         Exchange Act of 1934 for the fiscal year ended December 31, 1998.


         Transition report pursuant to Section 13 or 15(d) of the Securities
  -----
         Exchange Act of 1934 for the transition period from       to      .
                                                             -----    -----
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

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

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

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as February 22, 1999 (assuming conversion of all outstanding voting preferred stock into common stock) was $18,142,000.

Number of shares outstanding of Registrant's common stock as of February 22, 1999: 7,845,352 shares.

Certain of the information required by Part III of this Form 10-K is incorporated by reference from a portion of the Company's Proxy Statement for 1999 Annual Meeting of Stockholders.

                                    CONTENTS

PART I                                   Page
  Item 1.        Business.............................................   1

  Item 2.        Properties...........................................  13

  Item 3.        Legal Proceedings....................................  13

  Item 4.        Submission of Matters to a Vote of Security Holders..  13

PART II

  Item 5.        Market for Registrant's Common Stock and Related
                 Shareholder Matters..................................  14

  Item 6.        Selected Financial Data..............................  15

  Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................  15

  Item 7 A.      Quantitative and Qualitative Disclosures About Market
                 Risk - Not Applicable

  Item 8.        Financial Statements and Supplementary Data..........  21

  Item 9.        Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure...............  46

PART III

  Item 10.       Directors and Executive Officers of the Registrant...  46

  Item 11.       Executive Compensation...............................  46

  Item 12.       Security Ownership of Certain Beneficial Owners
                 and Management.......................................  46

  Item 13.       Certain Relationships and Related Transactions.......  46

PART IV

  Item 14.       Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K..................................  47

SIGNATURES............................................................  48

EXHIBIT INDEX.........................................................  49

                                    PART I

Item 1.  Business.


INTRODUCTION

Certain of the statements contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, based on current expectations which involve a number of uncertainties. The events described herein may not occur due to risks inherent in research and product development, the uncertainty of market acceptance of Company products, the possible inability to obtain financing, and other factors. Accordingly, the Company's future activities may differ materially from those projected in the forward-looking statements.

OXIS International, Inc., ("OXIS" or the "Company"), a Delaware corporation, is engaged in the discovery, development and commercialization of therapeutic and diagnostic products to diagnose, treat and prevent diseases of oxidative stress. Oxidative stress occurs when the concentration of free radicals and reactive oxygen species ("ROS"), highly reactive molecules produced during oxidative processes, exceed the body's antioxidant defense mechanisms.

In February 1998, the Company's Board of Directors approved the restructuring of the Company into two wholly owned subsidiaries, OXIS Health Products, Inc. and OXIS Therapeutics, Inc. The restructuring was completed in April 1998. Since that time the Company's commercial health products business which manufactures and sells medical instruments and markets research and commercial diagnostic assays and fine chemicals to research and clinical laboratories and other customers, has been carried out by OXIS Health Products, Inc. The Company's drug discovery business which is focused on new drugs to treat diseases associated with tissue damage from free radicals and ROS is being carried out by OXIS Therapeutics, Inc. For financial information about these two operating segments, see Note 8 to the consolidated financial statements.

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

The Company has targeted its drug discovery and development programs to address diseases that have underlying pathologies based on oxidative stress, and for which the Company feels there is currently no optimum treatment. The Company is developing lead molecules from three series of small molecular weight antioxidants. The first of these lead molecules has entered a Phase II clinical trial, and the second and third are in preclinical development.

The Company derives current business revenues from sales of medical instruments, diagnostic assays and two fine chemicals, ergothioneine and bovine superoxide dismutase ("bSOD"). The Company's diagnostic products portfolio includes fourteen commercial therapeutic drug monitoring ("TDM") assays based on fluorescence polarization immunoassay technology ("FPIA"); twelve drugs of abuse assays which utilize an enzyme-multiplied immunoassay technique ("EMIT"); and eleven assays to measure oxidative stress.

The Company's therapeutic drug monitoring ("TDM") assays are sold to clinical and reference laboratories, primarily through a network of international distributors. The assays for markers of oxidative stress are sold through international distribution and catalog sales to basic researchers and clinicians working in oxidative stress research. The Company's TDM assays are designed to run on Abbott's TDx/(R)/ and TDx/FLx/(R)/ instruments, while the enzyme immunoassays and colorimetric assays run on a variety of commercially available instruments. Certain of the colorimetric assays run on the OxyScan instrument developed and manufactured by the Company.

The Company has invested significant resources to build an early and substantial patent position on both its antioxidant therapeutic technologies and selected oxidative stress assays.

The Company's corporate offices are located in a 15,000 sq. ft. facility at 6040
N. Cutter Circle, Suite 317, Portland, OR 97217. The Company operates a research facility located outside of Paris at Z.A. des Petits Carreaux, 2, av. des Coquelicots, 94385 Bonneuil-Sur-Marne, Cedex, France. Facilities for development and manufacturing medical instruments are located at 55 Steam Whistle Drive, Ivyland, PA 18974.


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

On December 31, 1997, the Company acquired all of the issued and outstanding capital stock of Innovative Medical Systems Corp. ("IMS"), a Pennsylvania corporation, pursuant to a transaction whereby the Company acquired all of the outstanding stock of IMS in exchange for 200,000 shares of the Company's common stock issued immediately and additional common shares to be issued. The name of IMS was subsequently changed to OXIS Instruments, Inc. OXIS Instruments, Inc. develops, manufactures, markets and sells medical instruments, including a laboratory analyzer that has been modified to automate certain of the Company's assays to measure markers of oxidative stress.

In the first quarter of 1999 the Company announced the planned closure of its research laboratory in France which is operated by OXIS SA. The Company expects to cease research operations in France by the end of April 1999 when the lease of the French subsidiary's facility terminates.

In the course of its operations the Company may determine to seek additional new business opportunities through additional mergers or acquisitions. At the same time, as opportunities arise, consideration will be given to the disposition of certain portions of the Company's business or products.


RESEARCH AND DEVELOPMENT

The Company's research and development programs with respect to its therapeutics business are carried out by OXIS Therapeutics, Inc. These programs are focused primarily on the discovery and development of new therapeutic molecules to combat diseases related to damage from oxidative stress. OXIS believes that the control or elimination of oxidative stress represents an important but largely untapped area for drug development. The Company's technical approach is to supplement the natural defense systems through unique, synthetic molecules which, because of their pharmacological and/or distribution properties, will reduce oxidative stress in target cells and tissues.

Because of the wide range of diseases and organ systems affected by oxidative stress and its consequences, no single compound or family of compounds is likely to be appropriate for all indications. For this reason, OXIS is developing three families of molecules which are targeted to different disease indications.

                         [GRAPHIC CHART APPEARS HERE]

As shown in the above diagram, the Company is targeting acute and subacute inflammatory diseases with a family of small molecular weight mimics of the enzyme glutathione peroxidase ("GPx"). These molecules have been demonstrated to block direct oxidative damage in vitro, to block nuclear factor kappa B ("NFkB") activation at low nanomolar concentrations and to block the production of numerous cytokines and other molecules which are under the control of NFkB. These molecules have also been shown in animal models to block endotoxic shock, restenosis and inflammatory bowel disease.

The second series of molecules is designed to mimic the protective activity of vitamin E while addressing its limitations as a pharmaceutical. Vitamin E is the predominant natural lipid soluble antioxidant in animals and, as such, has a primary role in the protection of cell membranes from damage from ROS. This role is critical in cardiovascular and central nervous system disease. The limitations of vitamin E as an antioxidant are its potency, which is very low, and its kinetics of membrane incorporation. The OXIS lipid soluble antioxidants are twenty to forty fold more potent in vitro than vitamin E as antioxidants and are incorporated into membranes a great deal more quickly. These molecules are currently targeted for development in the area of cardiovascular and neurodegenerative disease.

The third series of molecules are designed around a natural antioxidant known as L-ergothioneine. L-ergothioneine itself is a sulfur-containing antioxidant, related to glutathione, which is a natural product and which is contained in tissues in the body subjected to significant oxidative stress such as the lens of the eye, the liver and red blood cells. Unlike glutathione, \L-ergothioneine is stable in aqueous solutions and is well absorbed orally. Humans do not synthesize L-ergothioneine and therefore require it in their diet. It has been demonstrated to be depleted in the lens of the eye in patients with cataracts, and the company is currently investigating its levels in a number of other disease states including AIDS. OXIS holds a patent for what it believes to be the only commercially feasible synthetic process for pure L-ergothioneine. In addition, Company scientists have synthesized a series of proprietary analogs of L-ergothioneine which are more potent and which can be developed in areas where a proprietary position on natural L-ergothioneine is not available.

Current Antioxidant Programs

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

                            Structure of BXT-51072
                            [GRAPHIC APPEARS HERE]


  BXT-51072 entered human clinical development and completed a Phase I clinical trial in late 1996. In that trial, it showed no toxicity and was found to be well absorbed orally.

  BXT-51072 is currently in Phase II clinical trials for ulcerative colitis. Results from the initial dose group in this trial, completed during 1998, showed an improvement in colitis activity index between study enrollment and 28 day evaluation in treated patients. A higher dose group of patients is currently being enrolled and should be completed during the first half of 1999.

  The Company is also in the process of initiating a small Phase IB clinical trial in chronic obstructive pulmonary disease ("COPD"). Results from this trial are expected in 1999.

  Lipid Soluble Antioxidants ("LSAs"). These molecules are currently in preclinical development for cardiovascular disease and neurodegenerative disease. Several potential lead molecules were identified and characterized during 1998, and the Company is now seeking a development partner for this project.

  L-Ergothioneine and Analogs. L-ergothioneine is currently being investigated for a number of uses. Acute and subacute, non-GLP toxicity studies have been completed, and during 1998 scale-up has proceeded to the 3 kg level.

  L-ergothioneine, as a natural product, is being developed by the Company for use in cosmetics, food preservation, ophthalmic uses and dietary supplementation.

Other Programs

  In addition to its research and development programs in synthetic antioxidants, OXIS also has conducted research programs in the development of oxidative stress assays, bovine superoxide dismutase and poly-ethylene glycol technology. The status of these programs are as follows:

  Oxidative Stress Assays. The Company has developed eight research assay kits for markers of oxidative stress that are designed to ultimately facilitate diagnosis and optimize therapy of free radical-associated diseases. These assays are being sold by OXIS Health Products, Inc. primarily to basic researchers and clinicians working in oxidative stress research. These assays also provide developmental synergy for the pharmaceutical research and development programs by facilitating the assessment of oxidative stress in laboratory studies and in patients. The Company intends to develop additional assays for key markers of oxidative stress as part of its ongoing research and development efforts in oxidative stress diagnostics.

  Bovine Superoxide Dismutase (bSOD). The Company also has extensive experience in developing, manufacturing and marketing bovine superoxide dismutase ("bSOD"). Bovine superoxide dismutase has been previously studied in numerous clinical trials by OXIS and other companies. OXIS is not currently pursuing an active research program in bSOD, but through its subsidiary, OXIS Health Products, Inc., supplies bulk bSOD for human use and sells an injectable dosage form of the drug for veterinary applications under the registered trademark Palosein/(R)/.

  Poly-Ethylene Glycol Technology (PEG). The Company is not currently pursuing an active research program in PEG technology, but this technology is still available for license or sale. During 1997 the Company entered into a nonexclusive licensing arrangement giving Enzon, Inc. the right to use certain of its PEG technologies.

Overall, the Company has an extensive portfolio of patents that cover its synthetic antioxidant therapeutic molecules, superoxide dismutase, polyethylene glycol technology, assays for markers of oxidative stress and fine chemicals. The Company currently holds sixteen U.S. patents and nine French patents and has filed for six additional U.S. patents.

The Company's overall research and development strategy has been to discover and advance its therapeutic molecules through early stage clinical trials to demonstrate efficacy in the target disease populations. The Company expects to seek strategic pharmaceutical partners for later stage clinical development and commercialization of its therapeutics, but, to date, has not entered into any such partnership and no assurances can be given that it will enter into any such partnership. Without such partnerships, it is unlikely that the Company will be able to complete the development of its therapeutics.

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

Research and development expenses were $4,374,000, $4,319,000 and $4,908,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


COMMERCIAL HEALTH PRODUCTS

Diagnostic Products

  Revenues from sales of the Company's diagnostic products comprised 44% of its revenues in 1998 and 49% of its revenues in both 1997 and 1996.

  Oxidative Stress Research Products. The Company offers more than 140 research products for sale that include:

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

  These assay kits utilize either chemical (colorimetric) or immunoenzymatic
  (EIA) reactions that can be read using laboratory spectrophotometers and microplate readers, respectively. The Company believes its assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy.

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

  The Company's assays for markers of oxidative stress are generally protected by trade secrets, and to a more limited extent, patents. Four French patents and two U.S. patents have been issued with respect to these assays. The oxidative stress assays are sold under the registered trademark
  "Bioxytech/(R)/".

  Several companies other than OXIS have developed assays for markers of oxidative stress and offer assays that compete directly with the Company's assays for superoxide dismutase, cellular glutathione peroxidase, reduced glutathione, lipid peroxidation and glutathione reductase. No assurances can be given that the Company will compete successfully with such competitive assays.

  Therapeutic Drug Monitoring (TDM) Assays. The Company sells fourteen TDM assays which are based on FPIA (fluorescent polarization immunoassay) technology. These products are sold under the trade name INNOFLUORO/(TM)/. The Company's test menu encompasses approximately 90% of the routine TDM tests performed by clinical and reference laboratories worldwide. These assays are designed for use on the Abbott Laboratories TDx/(R)/ and TDx/FLx/(R)/ analyzers. In May 1997, the Company launched in the U.S. a new anti-convulsant assay for the measurement of the drug TOPAMAX/(R)/ developed and marketed by McNeil Pharmaceutical. TOPAMAX/(R)/ is one of the newer classes of drugs developed to treat difficult cases of epilepsy.

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

  Reference Laboratory. The Company has begun to offer products and services to help assess and monitor wellness and aging. The Company's products include testing panels offered pursuant to an agreement with a commercial laboratory and a questionnaire developed by the Company. Although revenues from these products have not yet been significant, the Company believes that a significant market is emerging. The Company has begun marketing its reference laboratory services and products using a telemarketing sales force.

  The comprehensive questionnaire (WellScan Profile 1) offered by the Company examines a person's wellness status through a series of questions related to the person's health history, lifestyle, diet, dietary supplement use and environment.

  The panels of tests, being offered under the trade name WellScan Panels, are focused in the area of oxidative damage, antioxidants and nutritional supplements. The Company is initially targeting anti-aging centers, health spas and wellness centers as its primary customers. The results of the tests are intended to be used to assess participants' wellness programs and intervention therapies performance. The testing panels include:

     WellScan Profile 2 -- A non-invasive oxidative screening urine test consisting of three assays.

     WellScan Profile 3 -- A panel including Profile 2 plus four blood-based assays. This panel tests for oxidative damage, antioxidant capacity and an overall level of wellness.

     Vitamin Panel -- A panel measuring levels of Vitamin A, Beta-Carotene, Vitamin C, Vitamin E and Co-enzyme Q10.

  OxyScan Instrument System. The Company has developed the OxyScan System which includes both reagents and instrumentation to measure oxidative and nutritional status. The Company believes the OxyScan System to be the first dedicated system on the market for measurement of oxidative and nutritional status. The first OxyScan instrument was placed in a university sports and nutrition research laboratory in late 1998.

  The Company believes that its combination of reagent technology and instrumentation offers this market for the first time a dedicated system to facilitate testing without the extra steps involved with other manual methodologies. The OxyScan System will provide faster assay throughput and better turnaround time for oxidative damage and nutritional supplement assays than has previously been available. The Company believes that it will have a competitive advantage by offering a dedicated system for oxidative and nutritional status testing which offers the following advantages (i) reduced labor costs, (ii) reduced reagent costs, (iii) improved turnaround time and
  (iv) testing flexibility. The Company only recently commenced marketing the OxyScan, and no assurances can be given that the OxyScan will become a commercially successful product.


Medical Instruments

  With the acquisition of OXIS Instruments, Inc., effective December 31, 1997, the Company acquired staff, facilities and equipment to develop and manufacture medical instruments. Revenues from sales of medical instruments comprised approximately 48% of the Company's total revenues in 1998. Instruments currently being manufactured include tissue processors, automated stainers and the OxyScan instrument. OXIS Instruments, Inc., generally manufactures product to fill specific orders, and had a backlog of orders of approximately $1,100,000 at December 31, 1998 and $1,400,000 at December 31, 1997. While the Company believes such orders to be firm, orders from customers are generally cancelable. The Company believes that adequate supplies of raw materials are either currently on hand or available from commercial suppliers, as needed.


Therapeutic Products

  Revenues from sales of bulk bSOD, royalties on bSOD products sold by licensees, and sales of Palosein/(R)/, the Company's veterinary bSOD product, comprised approximately 6% of the Company's total revenues in 1998, 42% in 1997 and 50% in 1996.

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

  The Company sells bulk bSOD for human use outside the United States, but does not market dosage forms of bSOD for human use. The Company does not currently intend to seek approval for human use of bSOD in the United States for any indication, and only intends to sell bulk bSOD to the extent that there is a demand for it. Palosein/(R)/ is OXIS' registered trademark for its veterinary brand of bSOD. Although there are other sources of bSOD and other laboratory and pilot-scale processes to produce bSOD, the Company believes that it is the only company manufacturing bSOD on a commercial scale for pharmaceutical uses.

  The Company's Spanish licensee, Tedec-Meiji Farma, S.A., which distributes bSOD for human use in Spain, has been responsible for a substantial portion of the Company's revenues in recent years. Sales of bSOD to Tedec-Meiji were 31% of the Company's revenues in 1997 and 39% in 1996. No sales were made to Tedec-Meiji during 1998. Although the Company has received an order for delivery of bulk bSOD to Tedec-Meiji in 1999, sales of bulk bSOD beyond 1999 are uncertain.


RISK FACTORS

Need for Additional Financing

  The Company has incurred losses in each of the last five years. As of December 31, 1998, the Company had an accumulated deficit of approximately $45,000,000. The Company expects to incur operating losses for the foreseeable future. The Company currently does not have sufficient capital resources to complete the Company's contemplated development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company's potential products.

Research and Development Stage Products

  Much of the Company's success depends on potential products which are in research and development and no material revenues have been generated to date from sales of these products. Although the Company currently markets and sells research and diagnostic assays, instruments, superoxide dismutase ("SOD") for human and veterinary use, and fine chemicals, the Company must successfully partner, develop, obtain regulatory approval for and market or sell its potential therapeutic products to achieve profitable operations. The preclinical work for one potential new therapeutic product is completed, and the clinical development stage has commenced. No assurance can be given that the Company's product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any such products, if developed and introduced, will be successfully marketed. If the Company does not successfully introduce new products, its revenues and results of operations will be materially adversely affected.

Future Profitability Uncertain

  The Company expects to incur operating losses for the foreseeable future. The Company's research and development expenses may increase as the Company continues human clinical testing. These losses and expenses may increase and fluctuate from quarter to quarter as the Company expands its development activities. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company's independent auditors on the Company's financial statements for the period ended December 31, 1998 includes an explanatory paragraph referring to the Company's ability to continue as a going concern. The Company anticipates that it will expend significant capital resources in product research and development and in human clinical trials. Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs; the magnitude of such research and development programs; the success of preclinical and clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; technological competition and market developments; the establishment of and changes in collaborative relationships; and the cost of commercialization activities and arrangements. No assurances can be given that the Company will be able to raise sufficient capital to address its future requirements on terms favorable to the Company or at all.

  While the Company believes that its new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company's success in developing business alliances with pharmaceutical and/or biotechnology companies to develop and market these products. To date, the Company has not established such business alliances and there can be no assurance that the Company's effort to develop such business alliances will be successful.

Company is in Highly Competitive Business

  The pharmaceutical industry is highly competitive. Competition in most of the Company's primary current and potential product areas from large pharmaceutical companies, and other companies, universities and research institutions is intense and expected to increase. Relative to the Company, many of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing diagnostic and pharmaceutical products. In addition, these and other entities may have or may develop new technologies or use existing technologies that are, or may in the future be, the basis for competitive products.

EMPLOYEES

As of December 31, 1998, the Company had 73 employees (55 in the United States and 18 in France). Employees of the Company's French subsidiary are covered by a government-sponsored collective bargaining agreement. None of the United States employees are subject to a collective bargaining agreement. The Company has never experienced a work interruption.


FOREIGN OPERATIONS AND EXPORT SALES

For information regarding the Company's foreign operations and export sales, see
Note 8 to the consolidated financial statements.


Item 2.   Properties.

The Company occupies, pursuant to leases expiring in 1999 and 2000, office and laboratory space near Paris, France and in Portland, Oregon. The Company does not intend to renew its lease in France when it expires in April 1999.

As of December 31, 1998, the Company owned a 45,000 square foot building on approximately four acres located near Philadelphia, Pennsylvania. This facility housed the Company's medical instrument development and manufacturing business. The land and building were subject to a mortgage securing a note in the amount of $1,491,000. In February 1999, the land and building were sold, and the Company leased back a portion of the building. The Company now occupies approximately 15,000 square feet pursuant to a one-year lease with options to renew for two one-year periods.

Although the premises currently occupied are suitable for the Company's present requirements, the Company believes that other equally suitable premises are readily available.


Item 3.   Legal Proceedings.

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.


Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 1998.

                                    PART II


Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters.

The Company's common stock is traded on the Nasdaq Stock Market's National Market and the French stock market, Le Nouveau Marche under the symbol OXIS.

Recent quarterly high and low prices of the Company's common stock (adjusted to reflect the one-for-five reverse stock split which became effective October 21,
1998) on the NASDAQ Stock Market are as follows:


                        1998                          1997
            ---------------------------   ---------------------------
              4th    3rd    2nd    1st      4th    3rd    2nd    1st

     High    3.750  4.065  5.780  3.750    4.531  3.906  6.875  7.656

     Low     1.405  2.030  2.500  2.030    1.562  2.187  2.969  4.531

The Company has an estimated 6,200 shareholders, including approximately 2,500 shareholders who have shares in the names of their stockbrokers. The Company utilizes its assets to develop its business and, consequently, has never paid a dividend and does not expect to pay dividends in the foreseeable future.

The Company was notified by the Nasdaq Stock Market in a letter dated May 28, 1998 that, because the bid price of its Common Stock was less than $1.00, its Common Stock was not in compliance with NASD Marketplace Rule 4450 (a) (5) ("Rule 4450"). In order to attempt to achieve compliance with Rule 4450, the Company effected a one-for-five reverse stock split. Trading commenced on October 21, 1998 following the one-for-five reverse stock split at an initial price of $1.875. Pursuant to Rule 4450, the closing bid price was required to remain at or above $1.00 per share for ten consecutive trading days to satisfy the maintenance criteria regarding bid price, and this requirement was met on November 3, 1998. The Company received a letter from the Nasdaq Stock Market on November 3, 1998 informing it that the Company has been found to be in compliance with the bid price requirement and all requirements for continued listing on the Nasdaq Stock Market's National Market. Furthermore, the Nasdaq Stock Market informed the Company that the hearing file has been closed. Notwithstanding the foregoing, no assurances can be given that the Company in the future will stay in compliance with Rule 4450, and all other requirements necessary for the Company to maintain its common stock as a Nasdaq National Market security.

Item 6.   Selected Financial Data.

  For years ended
    December 31:             1998          1997          1996            1995             1994

   Total Revenues/1/     $ 5,147,000   $ 5,059,000   $ 4,867,000   $ 5,136,000       $ 3,470,000

   Net loss              $(7,129,000)  $(5,151,000)  $(5,992,000)  $(8,892,000)/2/   $(5,567,000)/3/

   Net loss
    per share -- basic
    and diluted/4/       $     (1.02)  $     (1.17)  $     (2.34)  $     (4.10)/2/   $     (4.40)/3/


  As of December 31:         1998          1997          1996          1995              1994

   Total assets          $11,168,000   $12,575,000   $ 7,997,000   $ 9,870,000       $11,194,000

   Long-term
    obligations          $ 1,613,000   $ 1,570,000   $     2,000   $ 1,332,000       $   376,000

   Common shares
    outstanding/4/         7,845,352     5,719,265     2,758,149     2,424,887         1,864,552

  /1/ Earned interest not included in revenue.
  /2/ Includes a charge of $3,329,000 ($1.55 per share) for the write off of certain technology of an acquired company.
  /3/ Includes a charge of $3,675,000 ($2.90 per share) for the write off of certain technology of acquired companies.
  /4/ Adjusted to reflect the one-for-five reverse stock split which became effective October 21, 1998.

  As explained under the caption "ACQUISITIONS" in Management's Discussion and Analysis of Financial Condition and Results of Operations below, the Company made significant acquisitions during 1994, 1995 and 1997 that affect the comparability of the amounts reflected in the table above.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACQUISITIONS

In September 1994, the Company significantly increased its scientific and technical staff, patent application portfolio, current product offerings, research and development programs, research and manufacturing facilities and its customer base by acquiring Bioxytech S.A. (now "OXIS International S.A.") and International BioClinical, Inc. ("IBC") (together the "1994 acquired businesses"). IBC was merged into the Company. OXIS International S.A. operates as a subsidiary of the Company.

In July 1995, the Company acquired Therox Pharmaceuticals, Inc. ("Therox") through an exchange of stock. Therox was merged into a wholly-owned subsidiary of the Company. The acquisition of Therox provided the Company with a technology portfolio complementary to its novel therapeutics for treatment of free radical associated diseases together with university relationships and seven patents.

On December 31, 1997, the Company acquired Innovative Medical Systems Corp. ("IMS"). The name of IMS was changed to OXIS Instruments, Inc. during 1998. OXIS Instruments, Inc., develops, manufactures, markets and sells medical instruments.

The acquisitions of all four companies described above were completed through the exchange of stock and were accounted for as purchases; accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the dates of the acquisitions.

Because the acquisitions have been accounted for as purchases, the Company's consolidated results of operations include the operating results of the acquired businesses from the dates of acquisition only. Therefore, the results of operations of the 1994 acquired businesses have been included in the consolidated statements of operations from September 7, 1994, the results of Therox's operations have been included in the consolidated statements of operations from July 19, 1995, and the results of IMS' operations are included in the Company's consolidated statement of operations beginning January 1, 1998.

Costs relating to the acquisitions and the Company's more complex corporate structure and the increased research and development investments have placed significant demand on the Company's limited financial resources. See "Financial Condition, Liquidity and Capital Resources" below.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased during 1998 from $958,000 as of December 31, 1997 to $3,030,000 as of December 31, 1998. This increase in working capital resulted primarily from the proceeds from issuance of common stock of $7,513,000, offset by the effect of the net loss for 1998 ($7,129,000 less non-cash charges of $2,143,000).

Cash and cash equivalents increased from $1,290,000 at December 31, 1997 to $2,575,000 at December 31, 1998.

However, the Company expects to continue to report losses in 1999 as the level of expenses is expected to continue to exceed revenues. The Company can give no assurances as to when and if its revenues will exceed its expenses. The Company expects that new revenue sources or additional capital will be required during 1999 to continue operating in accordance with its current plans. Failure to either generate new revenue sources or to raise such additional capital would cause the Company to severely curtail or cease operations. See the information under the heading "RISK FACTORS" in Item 1 for a further discussion of these matters. For more information concerning the Company's ability to continue as a going concern, see Note 1 to the consolidated financial statements.

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

Other hardware and software currently being used by the Company has been identified by the Company as not being Year 2000 compliant, particularly certain packaged software used in the Company's accounting systems. The Company understands that upgrades to the software packages being used in its accounting and manufacturing systems are available from the vendors of those packages.
Most of the hardware and software replacements for accounting and manufacturing systems expected to be required are replacements that would have been made regardless of the Year 2000 issue. If the Company were unable to replace software and hardware to make its accounting and manufacturing systems Year 2000 compliant, the Company believes that it could implement manual systems to carry out its business without significant interruption.

The Company expects to complete its review of all of its systems, including embedded technology in non-information technology systems, which might be affected by the Year 2000 issue by the second quarter of 1999. The Company is reviewing communications, security, and environmental monitoring and control systems as well as certain laboratory and manufacturing equipment and equipment manufactured for customers. The Company believes that, in the worst likely case, such systems or components thereof can be replaced to make such systems Year 2000 compliant.

The Company expects that the total cost for upgrades and replacements of software, older computer hardware and other systems or components including embedded technology that might be affected by the Year 2000 issue will not exceed $100,000.

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


RESULTS OF OPERATIONS

Revenues

The Company's sales for the past three years consisted of the following:

                                              1998        1997        1996

  Medical Instruments                      $2,477,000  $       --  $       --
  Diagnostic and research assays            2,246,000   2,495,000   2,364,000
  Bovine superoxide dismutase (bSOD)
      for research and human use                8,000   1,559,000   1,935,000
  Palosein/(R)/ (bSOD for veterinary use)     220,000     542,000     480,000
  Other                                       125,000     254,000      23,000
                                           ----------  ----------  ----------
      Total sales                          $5,076,000  $4,850,000  $4,802,000
                                           ==========  ==========  ==========

Sales of medical instruments by the Company began in 1998, following the acquisition of IMS on December 31, 1997. Diagnostic and research assay sales volumes decreased in 1998, resulting in a 10% decrease in sales, following a 6% increase in 1997.

The decrease in bulk bSOD sales in 1997 as compared to 1996 was due primarily to the decline in the value of the Dutch guilder (the currency in which the sales have been made) as compared to the U.S. dollar. In 1998 no significant sales of bulk bSOD were made. The Company has received an order from its Spanish licensee for a delivery of bulk bSOD in 1999. However, future sales of bulk bSOD beyond 1999 are largely dependent on the needs of the Company's Spanish licensee which are uncertain and difficult to predict and no assurances can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Sales of Palosein/(R)/, which is sold primarily to veterinary wholesalers in the United States and Europe increased by $62,000, to $542,000 in 1997 as a result of an increase in volume, particularly in export sales. Palosein/(R)/ sales declined to $220,000 in 1998. The decrease in sales resulted from declining sales volumes due to a reduction in the Company's marketing efforts.

Costs and Expenses

Cost of sales as a percent of product sales increased to 66% in 1997 from 63% in 1996. Cost of sales increased further in 1998, to 83% of product sales. The increase in 1997 was primarily caused by a decline in the gross margin on bulk bSOD sales. The 1998 increase in cost of sales as a percentage of product sales was due primarily to low product margins on sales of medical instruments in 1998. The Company's cost of sales includes amortization of purchase price adjustments (primarily technology) acquired in 1994 and 1997 (amortization of $737,000 in 1996, $725,000 in 1997 and $857,000
in 1998). Excluding amortization of purchase adjustments the Company's cost of sales as a percentage of product sales was 47% in 1996, 51% in 1997 and 66% in 1998.

The Company has taken steps to reduce the fixed costs of its medical instruments manufacturing operation in early 1999 by selling the facility and leasing back a portion of the space. However, the Company believes that for current production volumes it would be difficult to further reduce manufacturing costs. Therefore, significant improvements in product margins for both medical instruments and diagnostic and research assays are dependent on increases in sales volumes.

Research and development costs decreased by $589,000 in 1997 to $4,319,000 from $4,908,000. This reduction in expenses was due primarily to reductions in expenses of the Company's French subsidiary. Research and development costs increased by $55,000, to $4,374,000 in 1998. Decreases in 1998 due to cost reductions of the Company's French subsidiary ($352,000) and a decrease in expenses relating to clinical studies of the Company's lead therapeutic program ($189,000) were offset by a $585,000 charge to write down the carrying value of equipment in the French subsidiary's research facility following the Company's decision to close that facility.

The Company has decided to further reduce its research and development by closing its French research laboratory. In February 1999 the Company notified approximately half of the French subsidiary's employees that their positions were being terminated due to the necessity to reduce costs. Substantially all research and development activities being carried on by the Company's French subsidiary were ceased in early 1999. The Company does not expect to renew the lease of the French subsidiary's facility when it terminates at the end of April 1999. Savings in personnel costs from staff reductions in France in 1999 will be offset by termination costs pursuant to the employees' government-sponsored collective bargaining agreement. The Company estimates that such costs on the average will approximate six months' salaries and benefits from the date of notice for French employees who are terminated to reduce costs.

In 1997, sales, general and administrative expenses decreased by $223,000 from $2,841,000 in 1996, to $2,618,000 in 1997. Most of the decreases resulted from a reduction in the selling, general and administrative expenses of the Company's French subsidiary. In the third quarter of 1996 all of the Company's manufacturing operations were consolidated in the United States and the French subsidiary became a research facility. In connection with this restructuring, two administrative positions were eliminated and certain other costs which were previously charged to administrative expenses have subsequently been classified as research and development costs. The administrative costs of the Company's French subsidiary decreased $348,000 in 1997 as compared to 1996.

Sales, general and administrative expenses increased by $937,000 in 1998, to $3,555,000, primarily due to the sales, general and administrative expenses of OXIS Instruments, Inc., acquired by the Company on December 31, 1997.

Net Loss

The Company incurred net losses in 1996, 1997 and 1998, and does not expect to be profitable in the foreseeable future.

Decreases in research and development and sales, general and administrative expenses resulted in the decrease in the net loss for 1997. Lower profit margins and increased sales, general and administrative expenses resulted in an increase in the net loss in 1998. The decreases in net loss per share in 1997 and 1998 are primarily due to the increase in the weighted average number of shares outstanding.

The Company expects to incur a substantial net loss for 1999. If the Company develops substantial new revenue sources or if substantial additional capital is raised through further sales of securities (See Financial Condition, Liquidity and Capital Resources), the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital or to develop new revenue sources, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

Item 8.  Financial Statements and Supplementary Data.

  INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Shareholders of OXIS International, Inc.:

  We have audited the accompanying consolidated balance sheets of OXIS International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of OXIS International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OXIS International, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in each of the last three years, and at December 31, 1998, the Company had an accumulated deficit of $45,303,000, raising substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  DELOITTE & TOUCHE LLP

  Portland, Oregon
  March 26, 1999

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                 1998         1997
ASSETS
Current assets:
  Cash and cash equivalents                   $ 2,575,000  $ 1,290,000
  Accounts receivable, net of allowance of
   $77,000 ($33,000 at December 31, 1997)         992,000    2,011,000
  Inventories                                   1,576,000    1,828,000
  Prepaid and other                               258,000       79,000
                                              -----------  -----------

     Total current assets                       5,401,000    5,208,000

Property, plant and equipment, net              2,817,000    3,968,000

Technology for developed products               2,570,000    3,065,000

Other assets                                      380,000      334,000
                                              -----------  -----------

     Total assets                             $11,168,000  $12,575,000
                                              ===========  ===========


                            See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                       1998           1997
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                   $    724,000   $  1,423,000
  Accounts payable                                                     716,000      1,553,000
  Customer deposits                                                    120,000             --
  Accrued payroll and payroll taxes                                    430,000        456,000
  Other accrued liabilities                                            270,000        725,000
  Current portion of long-term debt                                    111,000         93,000
                                                                  ------------   ------------
     Total current liabilities                                       2,371,000      4,250,000

Long-term debt due after one year                                    1,613,000      1,570,000

Commitments and contingencies (Notes 1, 3 and 10)

Shareholders' equity:
  Preferred stock -- $.01 par value; 15,000,000 shares
   authorized:
     Series B -- 428,389 shares issued and outstanding
      at December 31, 1998 (liquidation
      preference of $1,000,000) (642,583 at December 31, 1997)           4,000          6,000
     Series C -- 807,878 shares issued and outstanding
      at December 31, 1998 (1,021,697 at December 31, 1997)              8,000         11,000
     Series D -- no shares issued and outstanding
      at December 31, 1998 (750 at December 31, 1997)                       --             --
  Common stock -- $.001 par value; 95,000,000 shares
   authorized; 7,845,352 shares issued and outstanding
   at December 31, 1998 (5,719,265 at December 31, 1997)
   (Note 6)                                                              8,000          6,000
  Additional paid in capital                                        52,754,000     45,160,000
  Accumulated deficit                                              (45,303,000)   (38,174,000)
  Accumulated other comprehensive loss --
   foreign currency translation adjustments                           (287,000)      (254,000)
                                                                  ------------   ------------

     Total shareholders' equity                                      7,184,000      6,755,000
                                                                  ------------   ------------

       Total liabilities and shareholders' equity                 $ 11,168,000   $ 12,575,000
                                                                  ============   ============

                            See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                  1998           1997          1996
Revenues:
  Sales                                        $ 5,076,000   $ 4,850,000   $ 4,802,000
  Royalties and license fees                        71,000       209,000        65,000
                                               -----------   -----------   -----------

   Total revenues                                5,147,000     5,059,000     4,867,000


Costs and expenses:
  Cost of sales                                  4,214,000     3,200,000     3,009,000
  Research and development                       4,374,000     4,319,000     4,908,000
  Sales, general and administrative              3,555,000     2,618,000     2,841,000
                                               -----------   -----------   -----------

   Total costs and expenses                     12,143,000    10,137,000    10,758,000
                                               -----------   -----------   -----------

Operating loss                                  (6,996,000)   (5,078,000)   (5,891,000)

Interest income                                    165,000        78,000        37,000

Interest expense                                  (298,000)     (151,000)     (138,000)
                                               -----------   -----------   -----------

Net loss                                        (7,129,000)   (5,151,000)   (5,992,000)

Other comprehensive loss --
  foreign currency translation adjustments         (33,000)     (178,000)     (133,000)
                                               -----------   -----------   -----------

Comprehensive loss                             $(7,162,000)  $(5,329,000)  $(6,125,000)
                                               ===========   ===========   ===========

Net loss per share -- basic and diluted             $(1.02)       $(1.17)       $(2.34)
                                               ===========   ===========   ===========

Weighted average number of shares
  used in computation -- basic and diluted       6,985,698     4,389,424     2,564,309
                                               ===========   ===========   ===========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              1998          1997          1996
Cash flows from operating activities:
  Net loss                                                                $(7,129,000)  $(5,151,000)  $(5,992,000)
  Adjustments to reconcile net loss to cash
   used for operating activities:
     Depreciation and amortization                                          1,558,000     1,224,000     1,381,000
     Write-down of equipment to be disposed                                   585,000            --            --
     Changes in assets and liabilities (net of business acquisitions):
      Accounts receivable                                                     845,000      (881,000)      (50,000)
      Inventories                                                              49,000      (152,000)      355,000
      Prepaid and other current assets                                       (179,000)      132,000        (2,000)
      Accounts payable                                                       (845,000)     (178,000)      220,000
      Customer deposits                                                       120,000      (132,000)     (118,000)
      Accrued payroll and payroll taxes                                      (182,000)       69,000       (55,000)
      Other accrued liabilities                                               (67,000)      222,000       (14,000)
                                                                          -----------   -----------   -----------
       Net cash used for operating activities                              (5,245,000)   (4,847,000)   (4,275,000)

Cash flows from investing activities:
  Purchase of equipment                                                      (104,000)      (70,000)      (58,000)
  Cash of business acquired (Note 3)                                               --         7,000            --
  Additions to patents and other assets                                      (160,000)      (50,000)      (99,000)
  Other                                                                        20,000            --        (1,000)
                                                                          -----------   -----------   -----------
       Net cash used for investing activities                                (244,000)     (113,000)     (158,000)

Cash flows from financing activities:
  Proceeds from issuance of stock, net of related cost                      7,513,000     6,215,000     4,305,000
  Short-term borrowing                                                        404,000       872,000     1,061,000
  Proceeds from issuance of long-term debt                                    150,000            --            --
  Deferred financing costs                                                         --            --      (251,000)
  Redemption of Series D preferred stock                                     (700,000)           --            --
  Repayment of short-term notes                                              (443,000)   (1,113,000)     (690,000)
  Repayment of long-term debt and capital lease obligations                   (89,000)      (71,000)     (294,000)
                                                                          -----------   -----------   -----------
       Net cash provided by financing activities                            6,835,000     5,903,000     4,131,000

Effect of exchange rate changes on cash                                       (61,000)      (75,000)       (3,000)
                                                                          -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents                        1,285,000       868,000      (305,000)

Cash and cash equivalents - beginning of year                               1,290,000       422,000       727,000
                                                                          -----------   -----------   -----------

Cash and cash equivalents - end of year                                   $ 2,575,000   $ 1,290,000   $   422,000
                                                                          ===========   ===========   ===========

                            See accompanying notes.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             1998       1997        1996
Supplemental schedule of noncash operating and
  financing activities:
   Issuance of Common Stock in exchange for
      cancellation of notes and accrued interest           $778,000          --          --
   Conversion of Preferred Stock into Common Stock         $642,000  $2,527,000  $  515,000
   Common stock issued or to be issued in business
      acquisition, net of cash acquired                          --  $1,552,000          --
   Issuance of Series C Preferred Stock in exchange
      for cancellation of notes                                  --          --  $  844,000
   Conversion of 8% Convertible Subordinated Debentures
      into Common Stock                                          --          --  $1,312,000


                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                        Preferred Stock           Common Stock         Additional
                                                     ---------------------  -------------------------   paid-in
                                                       Shares     Amount      Shares        Amount       capital
Balances, December 31, 1995
  As previously reported                               642,583    $ 6,000   12,124,423   $ 6,062,000   $25,210,000
Adjustment to reflect reduction
  of par value of common stock                                                            (6,048,000)    6,048,000
Adjustment to reflect one-for-
  five reverse split of common shares               (9,699,536)      (10,000)       10,000
                                                     ---------  ----------  ----------   -----------   -----------
Balances, January 1, 1996                              642,583      6,000    2,424,887         4,000    31,268,000
Sale of Series C preferred shares for cash           1,125,590     11,000                                1,225,000
Series C preferred shares issued in exchange for
  cancellation of notes                                648,490      7,000                                  837,000
Sale of Series D preferred shares                        2,000                                           1,939,000
Common shares issued upon conversion of debentures                             210,043                   1,312,000
Conversion of Series C preferred shares to
  common stock                                        (126,923)    (1,000)      27,385                       1,000
Conversion of Series D preferred shares to
  common stock                                            (350)                 72,168
Sale of Series E preferred and common shares for
  cash                                                   2,200                  11,000                     950,000
Other issuances of common shares                                                12,666                      65,000
Net loss
Foreign currency translation adjustments
                                                     ---------  ----------  ----------   -----------   -----------

Balances, December 31, 1996                          2,293,590     23,000    2,758,149         4,000    37,597,000
Conversion of Series C preferred shares to common     (625,460)    (6,000)     173,925                       6,000
Conversion of Series D preferred shares to common         (900)                376,960


                                                                     Accumulated          Total
                                                    Accumulated      translation      shareholders'
                                                      deficit        adjustments         equity
Balances, December 31, 1995
  As previously reported                           $(27,031,000)       $  57,000      $ 4,304,000
Adjustment to reflect reduction
  of par value of common stock                                                                 --
Adjustment to reflect one-for- five reverse
  split of common shares                                                                       --
                                                   ------------       ----------      -----------

Balances, January 1, 1996                           (27,031,000)          57,000        4,304,000
Sale of Series C preferred shares for cash                                              1,236,000
Series C preferred shares issued in exchange
  for cancellation of notes                                                               844,000
Sale of Series D preferred shares                                                       1,939,000
Common shares issued upon conversion of
  debentures                                                                            1,312,000
Conversion of Series C preferred shares to
  common stock                                                                                 --
Conversion of Series D preferred shares to
  common stock                                                                                 --
Sale of Series E preferred and common shares
  for cash                                                                                950,000
Other issuances of common shares                                                           65,000
Net loss                                             (5,992,000)                       (5,992,000)
Foreign currency translation adjustments                                (133,000)        (133,000)
                                                   ------------       ----------      -----------

Balances, December 31, 1996                         (33,023,000)         (76,000)       4,525,000
Conversion of Series C preferred shares to common                                              --
Conversion of Series D preferred shares to common
  translation adjustments                                                                      --

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                        Preferred Stock           Common Stock         Additional
                                                     ---------------------  -------------------------   paid-in
                                                       Shares     Amount      Shares        Amount       capital
Conversion of Series E preferred shares to common       (2,200)                396,220
Public offering of common shares (Note 6)                                    1,800,000         2,000     5,962,000
Shares issued in connection with 1997 business
  combination (Note 3)                                                         200,000                   1,559,000
Other issuance of common stock                                                  14,011                      36,000
Net loss
Foreign currency translation adjustments
                                                     ---------  ----------  ----------   -----------   -----------
Balances, December 31, 1997                          1,665,030      17,000   5,719,265         6,000    45,160,000
Conversion of Series B preferred shares to common     (214,194)     (2,000)     42,839                       2,000
Conversion of Series C preferred shares to common     (213,819)     (3,000)     61,770                       3,000
Conversion of Series D preferred shares to common          (50)                 35,800
Sales of common shares                                                       1,985,678         2,000     8,289,000
Retirement of Series D preferred shares                   (700)                                           (700,000)
Net loss
Foreign currency translation adjustments                                                                   (33,000)
                                                     ---------  ----------  ----------   -----------   -----------
Balances, December 31, 1998                          1,236,267     $12,000   7,845,352        $8,000   $52,754,000
                                                     =========  ==========  ==========   ===========   ===========


                                                                       Accumulated       Total
                                                        Accumulated    translation   shareholders'
                                                          deficit      adjustments      equity
                                                        -----------    -----------   -------------
Conversion of Series E preferred shares to common                                               --
Public offering of common shares (Note 6)                                                5,964,000
Shares issued in connection with 1997 business
  combination (Note 3)                                                                   1,559,000
Other issuance of common stock                                                              36,000
Net loss                                                 (5,151,000)                    (5,151,000)
Foreign currency translation adjustments                                  (178,000)       (178,000)
                                                        -----------    -----------   -------------
Balances, December 31, 1997                             (38,174,000)      (254,000)      6,755,000
Conversion of Series B preferred shares to common                                               --
Conversion of Series C preferred shares to common                                               --
Conversion of Series D preferred shares to common                                               --
Sales of common shares                                                                   8,291,000
Retirement of Series D preferred shares                                                   (700,000)
Net loss                                                 (7,129,000)                    (7,129,000)
Foreign currency translation adjustments                                   (33,000)        (33,000)
                                                        -----------    -----------   -------------
Balances, December 31, 1998                            $(45,303,000)     $(287,000)    $ 7,184,000
                                                        ===========    ===========   =============

                            See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    OXIS International, Inc. (the "Company") develops, manufactures and markets selected therapeutic and diagnostic products and medical instruments. The Company's research and development efforts are concentrated principally in the development of products to diagnose, treat and prevent diseases associated with free radicals and reactive oxygen species. The Company is headquartered in Portland, Oregon, operates a research and development facility near Paris, France and has an instrument manufacturing facility near Philadelphia, Pennsylvania.

    Therapeutic drug monitoring assays are manufactured by the Company in the United States and are sold to hospital clinical laboratories and reference laboratories by an in-house sales force and a network of distributors both within and outside the United States. Assays to measure markers of oxidative stress are manufactured by the Company in the United States (in France prior to July, 1996) and are sold directly to researchers and to distributors for resale to researchers, primarily in Europe, the United States and Japan. Medical instruments are manufactured in the United States and are sold to distributors and other customers both within and outside the United States. The Company also sells pharmaceutical forms of superoxide dismutase (SOD) for human and veterinary use.

    These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each of the last three years and at December 31, 1998 had an accumulated deficit of $45,303,000. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

    During 1998, the Company raised approximately $8,290,000 net of expenses through the sale of its common stock and warrants to purchase common stock. The Company expects that new revenue sources or additional capital will be required during 1999 to continue operating in accordance with its current plans. If the Company is unable to generate additional funding through an increase in revenues, additional borrowings or raising additional capital during the first half of 1999 it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Principles of consolidation - The accompanying financial statements include the accounts of the Company as well as its subsidiaries. The functional currency of the Company's French subsidiary is the French franc. The French subsidiary's assets and liabilities are translated at the exchange rate at the end of the year, and its statement of operations is translated at the average exchange rates during each year. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income or loss and accumulated as a separate component of shareholders' equity. All significant intercompany balances and transactions are eliminated in consolidation.

    Cash equivalents consist of money market accounts with commercial banks.

    Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at December 31, 1998 and 1997, consisted of the following:

                                  1998        1997
            Raw materials      $  817,000  $1,319,000
            Work in process       406,000     344,000
            Finished goods        353,000     165,000
                               ----------  ----------
               Total           $1,576,000  $1,828,000
                               ==========  ==========

    Property, plant and equipment is stated at cost. Depreciation of equipment is computed using the straight-line method over estimated useful lives of three to ten years. Building and building improvements are depreciated using the straight-line method over estimated useful lives of thirty years. Leasehold improvements are amortized over the shorter of five years or the remaining lease term.

    Property, plant and equipment at December 31, 1998 and 1997, consisted of the following:

                                               1998          1997
       Land                                 $  220,000   $   220,000
       Building and improvements             1,797,000     1,780,000
       Furniture and office equipment          327,000       457,000
       Laboratory and manufacturing
         equipment                           1,382,000     3,608,000
       Leasehold improvements                   55,000       669,000
                                            ----------   -----------
          Property, plant and equipment,
            at cost                          3,781,000     6,734,000

       Accumulated depreciation and
         amortization                         (964,000)   (2,766,000)
                                            ----------   -----------
          Property, plant and equipment,
            net                             $2,817,000   $ 3,968,000
                                            ==========   ===========

    In February 1999, all of the Company's land, building and improvements with a net book value as of December 31, 1998 of $1,969,000 was sold for a gross sales price of $2,062,000.

    In the first quarter of 1999 the Company decided to close its research and development facility in France. As a result of the closure, the Company expects to dispose of most of the equipment currently being used in that facility. Substantially all research and development activities being carried on by the Company's French subsidiary were ceased in early 1999. As of December 31, 1998, the carrying value of that equipment has been written down to its estimated net realizable value, resulting in a $585,000 charge to research and development expense in 1998. This charge is included in the segment loss for the therapeutic development segment in the segment information in Note 8.

    Technology - Technology for developed products acquired in business combinations is being amortized over estimated useful lives of seven to ten years. Accumulated amortization of technology for developed products was $3,113,000 as of December 31, 1998, and $2,334,000 as of December 31, 1997.
    The Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets.

    Stock options - The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options.

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

    Net loss per share - Net loss per share is computed based upon the weighted average number of common shares outstanding ("basic") and, if dilutive, the incremental shares issuable upon the assumed exercise of stock options or warrants and the assumed conversion of preferred stock ("dilutive"). Due to the net losses in each of the last three years, the computation of dilutive net loss per share is antidilutive and therefore is the same as basic.

    Restatement to reflect reverse stock split As described in Note 6, a one-for-five reverse split of the Company's common stock became effective October 21, 1998. All common share and per common share amounts have been restated to reflect the reverse split.

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

    Fair value of financial instruments - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, notes payable, customer deposits and accounts payable approximates fair value due to the short-term nature of the accounts. The carrying amount reported in the balance sheet for long-term debt reflects approximate rates that would currently be available to the Company for similar notes.

    Newly Adopted Accounting Pronouncements Effective January 1, 1998, the Company adopted financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". This statement requires companies to report a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Effective for the year ended December 31, 1998 the Company also adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires public business enterprises to report certain information about operating segments, products and services, and geographic areas in which they operate.

    Future Accounting Pronouncements In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently, the Company does not engage in any derivative or hedging activities.

3.  BUSINESS COMBINATION

    On December 31, 1997, the Company consummated the acquisition of Innovative Medical Systems Corp. ("IMS") pursuant to a transaction whereby the Company acquired all of the outstanding stock of IMS in exchange for 200,000 shares of the Company's common stock issued immediately and additional common shares to be issued. The name of IMS was changed to OXIS Instruments, Inc. during 1998. The acquisition of IMS has been recorded as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. The aggregate purchase price of $1,559,000 has been allocated to the assets and liabilities acquired. The purchase price represents the sum of (1) 200,000 common shares issued times the average per share closing price of the Company's common stock for the three days before and after November 1, 1997, the date on which the two companies reached agreement on the purchase price and (2) the present value of minimum future issuances of common stock aggregating $1,250,000. Additional common shares are to be issued to former IMS shareholders annually through 2003. The number of additional common shares which may be issued to former IMS shareholders depends, among other things, on future annual revenues of OXIS Instruments, Inc., through 2002 and on the market price of the Company's common stock. The total number of additional shares of common stock which may be issued subsequent to December 31, 1998, to former IMS shareholders in exchange for their IMS stock is limited to a maximum of 903,853 shares.

    During 1998 the Company completed its allocation of the purchase price of IMS. The cost of the acquisition of IMS has been allocated to the assets acquired and liabilities assumed as follows:

                                             Original     Finalized
                                            allocation     in 1998
                                           ------------  ------------
          Cash                             $     7,000   $     7,000
          Accounts receivable                  324,000       324,000
          Inventories                        1,093,000       878,000
          Property, plant and equipment      2,861,000     2,861,000
          Other assets                          86,000       345,000
          Less liabilities assumed          (2,812,000)   (2,856,000)
                                           -----------   -----------
                    Acquisition cost       $ 1,559,000   $ 1,559,000
                                           ===========   ===========

    Because the acquisition has been recorded as a purchase, the Company's consolidated results of operations for 1996 and 1997 do not include the operating results of the acquired company.

    The following table presents the unaudited pro forma combined results of operations for the years ended December 31, 1997 and 1996, as if the acquisition had occurred at the beginning of the period presented:

                                                  1997          1996
          Total revenues                      $ 7,207,000   $ 8,313,000

          Net loss                            $(6,080,000)  $(6,214,000)

          Net loss per share (based
          on 5,719,265 shares outstanding)         $(1.06)       $(1.09)

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


4.  NOTES PAYABLE

    Notes payable at December 31, 1998 and 1997 consisted of the following:

                                                                1998        1997
     Note payable to Commerce Bank                             $404,000  $       --

     8% unsecured notes                                         320,000     480,000

     Secured convertible term note                                   --     500,000

     Note payable to Mellon Bank, interest at 12.5%;
       subsequently refinanced                                       --     389,000

     Other                                                           --      54,000
                                                               --------  ----------

                                                               $724,000  $1,423,000
                                                               ========  ==========

    The note payable to Mellon Bank was paid in full in February 1998 from proceeds of a loan pursuant to a $450,000 line of credit from Commerce Bank/Pennsylvania, N.A. The liability under the Commerce Bank line of credit bears interest at the bank's prime rate plus 1.75% (10.25% at December 31, 1998). The liability is secured by inventory and accounts receivable of OXIS Instruments, Inc. and is guaranteed by a former IMS shareholder.

    The 8% unsecured notes are due to shareholders of the Company. The notes were due in May 1997. The remaining noteholders are indebted to the Company under the terms of a separate indemnification agreement. Payment of the 8% unsecured notes has been deferred pending the outcome of ongoing discussions with representative of the noteholders.


5.  LONG-TERM DEBT

    Long-term debt at December 31, 1998 and 1997 consisted of the following:

                                                                 1998        1997
      Note payable to Newcourt Small Business
      Lending Corporation, secured by land,
      building, improvements, equipment,
      accounts receivable and general
      intangibles of OXIS Instruments Inc.;
      interest at prime plus 2% (10.25% at
      December 31, 1998) due in monthly
      installments through October 2011                        $1,491,000  $1,535,000

      Notes payable to shareholders, interest
      at 8 -- 8.25% due in monthly installments
      through 2013                                                233,000     128,000
                                                               ----------  ----------
                                                                1,724,000   1,663,000

      Less amounts due within one year                            111,000      93,000
                                                               ----------  ----------

                                                               $1,613,000  $1,570,000
                                                               ==========  ==========

    In February 1999, in connection with the sale of the Company's land, building and improvements, the note payable to Newcourt Small Business Lending Corporation was paid in full. The aggregate annual maturities of the remaining long-term debt during the years ending December 31, 1999 to 2003 are as follows: 1999 - $47,000; 2000 - $51,000; 2001 - $7,000; 2002 -
    $7,000; 2003 - $8,000.


6.  SHAREHOLDERS' EQUITY

    Common Stock - On May 20, 1997, the Company issued 1,800,000 shares of its common stock pursuant to an underwriting agreement with certain underwriters in France. The underwriters purchased the stock at a price of 23 French francs per share (an aggregate of $7,328,000). The newly-issued shares have been listed on the French stock market, Le Nouveau Marche, and on the NASDAQ National Market System.

    In the second and third quarters of 1998 the Company completed a private placement of its common stock together with warrants to a series of institutional investors ("units"). The units, consisting of one share of common stock plus a warrant to purchase one share of common stock, were priced at the NASDAQ closing price the day prior to the signing of the subscription agreements. A total of 1,985,678 common shares and warrants to purchase an equal number of common shares were issued in exchange for gross proceeds of $8,181,000 in cash and conversion of $778,000 of short-term notes and accrued interest payable. The exercise price of each warrant is equal to 120% of the price paid per unit.

    At the Company's Annual Meeting of Stockholders held on July 13, 1998, the stockholders approved proposals to increase the authorized number of common shares to 95,000,000 and reduce the par value of the Company's common stock to $.001. Following the Meeting, the number of authorized shares of common stock was increased and the par value was reduced, accordingly. The stockholders also approved a proposal authorizing the Company's Board of Directors at its discretion to effect a one-for-five reverse stock split at any time prior to the Company's 1999 Annual Meeting of Stockholders. In September 1998 the Company's Board of Directors approved the reverse split, which became effective October 21, 1998. All common share and per common share amounts have been restated to reflect the one-for-five reverse stock split.

    Preferred Stock - Terms of the preferred stock are to be fixed by the Board of Directors at such time as the preferred stock is issued. During 1998, 214,194 shares of Series B Preferred Stock were converted into 42,838 shares of common stock. The remaining 428,389 outstanding shares of Series B Preferred Stock are convertible into and have voting rights equivalent to 85,678 shares of common stock. The Series B Preferred Stock has certain preferential rights with respect to liquidation and dividends.

    During the first six months of 1996, the Company issued 1,125,590 shares of its Series C Preferred Stock for net cash proceeds of $1,236,000. In addition, in May 1996, the Company issued 648,490 shares of its Series C Preferred stock in exchange for the cancellation of $766,000 principal plus accrued interest of $78,000 on 8% notes payable to former shareholders of the Company's French subsidiary. The shares of Series C Preferred Stock are convertible into shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 nor more than .2889 common shares for each Series C Preferred share. The conversion ratio may be adjusted under certain circumstances, and the Company has the right to automatically convert the Series C Preferred Stock into common stock under certain circumstances. Each share of Series C Preferred Stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. Through December 31, 1998, 966,202 shares of Series C Preferred Stock have been converted into common stock. As of December 31, 1998, 807,878 shares of Series C Preferred Stock remained outstanding.

    In May 1996, the Company issued 2,000 shares of its Series D Preferred Stock and warrants to purchase 162,025 shares of common stock for net cash proceeds of $1,939,000. Since May 1996, 1,300 shares of Series D Preferred Stock have been converted into common stock. During 1998 the Company entered into a settlement agreement with the holder of the remaining 700 outstanding shares of Series D Preferred Stock whereby such holder and the Company released any and all claims either may have against the other with respect to such Series D Preferred Stock, and the Company paid the holder $700,000 cash. The holder has subsequently returned the Series D certificate which has been cancelled.

    In December 1996, the Company issued 2,200 shares of its Series E Preferred Stock and 11,000 shares of common stock for net cash proceeds of $950,000. During 1997 all of the Series E Preferred Stock was converted into common stock.

    Stock Warrants - In prior years, the Company issued warrants to purchase shares of common stock to certain officers and key employees (none of whom currently hold a position with the Company) and to former directors. These warrants are exercisable at $14.375 per share and expire in 1999. At December 31, 1996 warrants to purchase 202,500 shares were outstanding and exercisable. During 1997 warrants to purchase 7,000 shares expired. At December 31, 1997, warrants to purchase 195,500 shares remained outstanding and exercisable. During 1998 warrants to purchase 4,000 shares expired. At December 31, 1998, warrants to purchase 191,500 shares remained outstanding and exercisable. No warrants were exercised during 1996, 1997 or 1998.

    In connection with the issuance of common stock, 8% Convertible Subordinated Debentures, and Series B, C and E Preferred Stock, the Company has issued to its placement agents warrants to purchase 122,911 shares of common stock at prices ranging from $6.875 to $16.25 per share. The warrants all remained outstanding and were exercisable at December 31, 1998.

    A warrant to purchase 162,025 common shares at $12.50 per share was issued to the purchaser of the Company's Series D Preferred Stock. The warrant was immediately exercisable and remained outstanding as of December 31, 1998.

    Warrants to purchase 60,000 common shares were issued to the purchasers of the secured convertible term notes in October 1996. The warrants have an exercise price of $3.05 per share. They were immediately exercisable and remained outstanding as of December 31, 1998.

    Warrants to purchase 1,985,678 common shares at exercise prices of $5.25 to $6.75 that were issued in connection with the sale of common shares during 1998 remained outstanding at December 31, 1998. These warrants become exercisable during 1999.

    Stock Options - The Company has a stock incentive plan under which 840,000 shares of the Company's common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. Options granted pursuant to the Plan have a maximum term of ten years; vesting is determined by the Compensation Committee of the Company's board of directors. Options granted through 1998 have had vesting requirements of up to four years. Options granted and outstanding under the plan are summarized as follows:

                                   1998                1997               1996
                           -------------------  ------------------  ------------------
                                      Weighted            Weighted            Weighted
                                      average             average             average
                                      exercise            exercise            exercise
                            Shares     price     Shares    price     Shares   price
                           ---------  --------  --------  --------  --------  --------
     Outstanding at
      beginning of year     468,740      $7.10  284,100      $9.60   76,580   $14.65

     Granted                112,500      $3.37  188,760      $3.10  218,000   $ 7.85

     Exercised                   --         --       --         --     (667)  $ 8.45

     Forfeitures            (97,680)     $6.49   (4,120)     $6.65   (9,813)  $10.85
                            -------             -------             -------
     Outstanding at end
      of year               483,560      $6.36  468,740      $7.10  284,100   $ 9.60
                            =======             =======             =======
     Exercisable at end
      of year               361,356      $7.16  266,613      $8.30  123,866   $11.45
                            =======             =======             =======

  The number of shares under option, weighted average exercise price and weighted average remaining contractual life of all options outstanding as of December 31, 1998, by range of exercise price was as follows:

                                        Weighted       Weighted
        Range of                        average        average
        exercise                        exercise      remaining
          price            Shares        price          life
     ---------------      --------     ---------     ----------
     $ 2.50 -  $4.53       243,960       $ 3.05      8.97 years
     $ 5.75 -  $8.45       176,500       $ 7.77      7.45 years
     $11.25 - $11.41        18,100       $11.30      5.95 years
     $15.00 - $17.50        45,000       $16.71      6.11 years

    The number of shares under option and weighted average exercise price of options exercisable as of December 31, 1998, by range of exercise price was as follows:

                                                 Weighted
                Range of                         average
                exercise                         exercise
                  price            Shares         price
            ---------------       --------       --------
            $ 2.50 - $ 4.53        141,756        $ 3.00
            $ 5.75 - $ 8.45        156,500        $ 7.69
            $11.25 - $11.41         18,100        $11.30
            $15.00 - $17.50         45,000        $16.71

    The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options. Accordingly, since the exercise price of all options issued under the plan has been greater than or equal to the fair market value of the stock at the date of issue of the options, no compensation cost has been recognized for options granted under the plan. Had compensation cost for options granted under the plan been determined based on the fair value at the grant dates in a manner consistent with the method determined under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the net loss and net loss per share for 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                1998          1997          1996
      Net loss:
         As reported        $(7,129,000)  $(5,151,000)  $(5,992,000)
         Pro forma          $(7,183,000)  $(5,543,000)  $(6,596,000)

      Net loss per share -
       basic and diluted:
         As reported        $     (1.02)  $     (1.17)  $     (2.34)
         Pro forma          $     (1.03)  $     (1.25)  $     (2.55)

    For the purpose of computing the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                          Grants issued in
                                    -----------------------------
                                       1998       1997     1996

         Dividend yield                  0%        0%        0%
         Expected volatility            74%       69%       75%
         Risk-free interest rate       4.7%      5.7%        6%
         Expected lives                  3 years   3 years   3 years

    The weighted average fair value as of the option date was computed to be $1.72 per share for options issued during 1998, $4.15 per share for options issued during 1997 and $7.65 per share for options issued during 1996.

    As of December 31, 1997, the Company also had options outstanding that had not been issued pursuant to its stock incentive plan. These options granted the holders the right to acquire 49,940 shares of the Company's common stock at exercise prices ranging from $8.44 to $17.75 per share. During 1998 options to acquire 42,940 shares expired. At December 31, 1998 options remained outstanding that were not issued pursuant to the Company's stock incentive plan granting the holder the right to acquire 7,000 shares of the Company's common stock at $8.44 per share.


7.  INCOME TAXES

    Income Tax Provision - Income tax provisions were not necessary in 1998, 1997 and 1996 due to net losses.

    Deferred Taxes - Deferred taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

    The tax effects of significant items comprising the Company's deferred taxes as of December 31 were as follows:

                                                                       1998          1997
United States taxes:
    Deferred tax assets:
      Federal net operating loss carryforward
       and capitalized research and development expenses           $ 6,573,000   $ 5,396,000
      Federal R&D tax credit carryforward                              561,000       522,000
      State net operating loss carryforward and capitalized
       research and development expenses                               540,000       310,000
    Deferred tax liabilities - book basis in excess
       of noncurrent assets acquired in the
       acquisition of IBC and IMS                                     (995,000)   (1,300,000)
                                                                   -----------   -----------
    Net deferred tax assets                                          6,679,000     4,928,000
    Valuation allowance                                             (6,679,000)   (4,928,000)
                                                                   -----------   -----------
    Net deferred taxes                                             $        --   $        --
                                                                   ===========   ===========

French taxes:                                                          1998          1997
    Deferred tax assets:
      Net operating loss carryforward                              $ 4,226,000   $ 4,320,000
      Impact of temporary differences                                  (78,000)     (133,000)
                                                                   -----------   -----------
    Total                                                            4,148,000     4,187,000
    Valuation allowance                                             (4,148,000)   (4,187,000)
                                                                   -----------   -----------
    Net deferred taxes                                             $        --   $        --
                                                                   ===========   ===========

    Temporary differences for French taxes result primarily from leases treated as operating leases for French tax reporting and as capital leases in the consolidated financial statements.

    The tax benefits ($5,136,000) of the net operating losses of $15,410,000 which existed at the date of acquisition (September 7, 1994) of the French subsidiary will be recorded as a reduction of the net unamortized balance of property, equipment, capitalized lease assets and intangible assets of $1,421,000 when and if realized, and the remaining benefit will be recorded as a reduction of income tax expense.

    The tax benefits ($351,000) of the net operating losses of $1,032,000 which existed at the date of acquisition (December 31, 1997) of IMS will be recorded as a reduction of the net unamortized balance of property, plant and equipment and intangible assets of $2,815,000 when and if realized.

    Statement of Financial Accounting Standards No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets.

    Tax Carryforwards - At December 31, 1998, the Company had net operating loss carryforwards of approximately $4,054,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $561,000 to reduce United States federal taxes in future years. In addition, the Company's French subsidiary had operating loss carryforwards of $11,529,000 (64,551,000 French francs) to reduce French taxable income in future years. These carryforwards expire as follows:

                        United States        R&D tax          French
                        net operating        credit       operating loss
Year of expiration    loss carryforward   carryforward     carryforward
 1999                        $  111,000                   $   204,000
 2000                                --                         5,000
 2001                            23,000      $123,000              --
 2002                             7,000         6,000              --
 2003                            44,000        55,000              --
 2004-2013                    3,869,000       377,000              --
 No expiration                       --            --      11,320,000
                             ----------      --------     -----------
                             $4,054,000      $561,000     $11,529,000
                             ==========      ========     ===========

    Utilization of the United States tax carryforwards is subject to certain restrictions in the event of a significant change (as defined in Internal Revenue Service guidelines) in ownership of the Company.

8.  OPERATING SEGMENTS

    The Company is organized into two reportable segments health products and therapeutic development. The two segments have different strategic goals and have been managed separately since 1997. Prior to 1997 the Company was managed as a single segment, and operating results of the Company's health products and therapeutic development businesses were not reported separately. The segment information reported for 1996 has been disaggregated from the Company's records to demonstrate the financial results if the Company had operated in two separate segments. The health products segment manufactures and sells diagnostic products, medical instruments, pharmaceutical forms of SOD and other fine chemicals. The therapeutic development segment operates a drug discovery business focused on development of new drugs to treat diseases associated with tissue damage from free radicals and reactive oxygen species.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for inter-segment sales at cost. General corporate expenses have been allocated equally to the health products and therapeutics development segments. Prior to 1998 the assets and liabilities had not been divided between the segments, therefore interest income and interest expense were allocated equally to the two segments.

    The following tables present information about the two segments for 1998, 1997 and 1996:

                                                 Health    Therapeutic
                                                products   development      Total
                                              -----------  -----------  ------------
    Year ended December 31, 1998:
        Revenues from external customers      $ 5,147,000  $        --   $ 5,147,000
        Inter-segment revenues                         --      166,000       166,000
        Interest income                            54,000      111,000       165,000
        Interest expense                          255,000       43,000       298,000
        Depreciation and amortization           1,142,000      416,000     1,558,000
        Segment loss                           (2,866,000)  (4,263,000)   (7,129,000)
        Expenditures for long-lived assets        144,000      120,000       264,000
    As of December 31, 1998:
        Segment assets                          8,698,000    2,470,000    11,168,000

                                                                                        Health        Therapeutic
                                                                                       products       development         Total
                                                                                     ------------  ------------------  ------------
Year ended December 31, 1997:
  Revenues from external customers                                                    $ 5,059,000         $        --   $ 5,059,000
  Interest income                                                                          39,000              39,000        78,000
  Interest expense                                                                         76,000              75,000       151,000
  Depreciation and amortization                                                           821,000             403,000     1,224,000
  Segment loss                                                                           (410,000)         (4,741,000)   (5,151,000)
  Expenditures for long-lived assets                                                       70,000              50,000       120,000
  Long-lived assets acquired in business acquisition                                    3,206,000                  --     3,206,000
As of December 31, 1997:
  Segment assets                                                                       10,214,000           2,361,000    12,575,000

                                                                                        Health        Therapeutic
                                                                                       products       development         Total
                                                                                     ------------  ------------------  ------------
Year ended December 31, 1996:
  Revenues from external customers                                                    $ 4,867,000         $        --   $ 4,867,000
  Interest income                                                                          18,000              19,000        37,000
  Interest expense                                                                         69,000              69,000       138,000
  Depreciation and amortization                                                           880,000             501,000     1,381,000
  Segment loss                                                                           (172,000)         (5,820,000)   (5,992,000)
  Expenditures for long-lived assets                                                       58,000              99,000       157,000
As of December 31, 1996:
  Segment assets                                                                        4,746,000           3,251,000     7,997,000

Revenues from external customers for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                                                1998         1997         1996
                                                                                              ----------   ----------   ----------
  Diagnostic and research assays                                                              $2,246,000   $2,495,000   $2,364,000
  Medical instruments                                                                          2,476,000           --           --
  SOD for human and research use                                                                   8,000    1,559,000    1,935,000
  Palosein (SOD for veterinary use)                                                              220,000      542,000      480,000
  Other                                                                                          197,000      463,000       88,000
                                                                                              ----------   ----------   ----------
   Total                                                                                      $5,147,000   $5,059,000   $4,867,000
                                                                                              ==========   ==========   ==========

Revenues attributed to countries based on the location of customers:

                                                                                                1998         1997         1996
                                                                                              ----------   ----------   ----------
  United States                                                                               $3,347,000   $1,951,000   $1,441,000
  United Kingdom                                                                                 336,000      443,000      434,000
  France                                                                                         289,000      259,000      450,000
  Germany                                                                                        489,000      282,000      231,000
  Japan                                                                                          226,000      153,000       56,000
  Spain                                                                                           44,000    1,595,000    1,938,000
  Other foreign countries                                                                        416,000      376,000      317,000
                                                                                              ----------   ----------   ----------
                                                                                              $5,147,000   $5,059,000   $4,867,000
                                                                                              ==========   ==========   ==========

    Revenues from one customer of the Company's health products segment represents approximately $1,554,000 in 1997 and $1,914,000 in 1996. The Company had no sales to this customer in 1998.

    Long-lived assets (principally property, plant and equipment and technology) at December 31, 1998 and 1997 were located as follows:

                      1998        1997
                   ----------  ----------
  United States    $4,713,000  $5,306,000
  France            1,054,000   2,061,000
                   ----------  ----------
                   $5,767,000  $7,367,000
                   ==========  ==========

9.  FOREIGN EXCHANGE RISK

    The Company limits its foreign exchange risk by buying and selling bulk bSOD in a single currency, the Dutch guilder. The Company maintains a bank account in The Netherlands for receipt and disbursement of Dutch guilders and had the equivalent of $122,000 and $112,000 in that account at December 31, 1998 and 1997, respectively.

    The Company and its French subsidiary maintain bank accounts in France and had the equivalent of $71,000 and $116,000 in those accounts at December 31, 1998 and 1997, respectively. Foreign currency transaction gains and losses were not significant.


10. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities in France and in Oregon under operating leases that expire in 1999 and 2000, respectively. Lease payments to which the Company is committed are $182,000 in 1999 and $105,000 in 2000. Rental expense included in the accompanying statements of operations was $341,000 in 1998, $361,000 in 1997 and $519,000 in 1996.

    In 1995 the Company consummated the acquisition of Therox Pharmaceuticals, Inc. ("Therox") pursuant to a transaction wherein Therox was merged with and into a wholly-owned subsidiary of the Company. In addition to this issuance of its common stock to Therox shareholders, the Company agreed to make payments of up to $2,000,000 by the Company to the Therox stockholders based on the successful commercialization of the Therox technologies. As of December 31, 1998, no additional payments have been made.

    The Company and its subsidiaries are parties to various claims. Although the Company is unable to predict with certainty whether it will ultimately be successful in its defense of such claims or, if not, what the impact might be, management currently believes that disposition of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

11. 401(k) SAVINGS PLAN

    The Company has a 401(k) saving plan (the "Plan") which covers all United States employees who meet certain minimum age and service requirements. The Company's matching contribution to the Plan for each year is 100% of the first $1,000 of each employee's salary deferral and 33-1/3% of the next $3,000 of salary deferral. The Company's contributions have not been significant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.



                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference from the material contained under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the material contained under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is incorporated herein by reference from the material contained under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

The information required under this item is incorporated herein by reference from the material contained under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.  FINANCIAL STATEMENTS

           See pages 21 to 45.

     2.  FINANCIAL STATEMENT SCHEDULES

           Schedules are omitted because they are not applicable or the required information is included in the financial statements and notes thereto.

     3.  EXHIBITS

           See Exhibit Index - page 49.

(b)  Reports on Form 8-K.

           One report on Form 8-K was filed by the Company during the fourth quarter of 1998, reporting a one-for-five reverse stock split effective October 21, 1998.

(c)  Exhibits specified by item 601 of Regulation S-K.

           See Exhibit Index - page 49.

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

Dated:  March 26, 1999


                                    OXIS International, Inc.
                                    Registrant

                                    By: /s/ Ray R. Rogers
                                        --------------------------------------
                                        Ray R. Rogers
                                        Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                        /s/ Jon S. Pitcher
                                        --------------------------------------
                                        Jon S. Pitcher
                                        Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant.


/s/ Timothy G. Biro  March 26, 1999  /s/ Richard A. Davis  March 26, 1999
-----------------------------------  ------------------------------------
Timothy G. Biro      Date            Richard A. Davis      Date

/s/ Brenda Gavin     March 26, 1999  /s/ Stuart S. Lang     March 26, 1999
-----------------------------------  -------------------------------------
Brenda Gavin         Date            Stuart S. Lang         Date

/s/ David Needham    March 26, 1999  /s/ Ray R. Rogers      March 26, 1999
-----------------------------------  -------------------------------------
David Needham        Date            Ray R. Rogers          Date

/s/ A.R. Sitaraman   March 26, 1999
-----------------------------------
A.R. Sitaraman       Date

                                 EXHIBIT INDEX

Exhibit                                                                          Page
Number                            Description of Document                       Number
2  (a)  Agreement and Plan of Reorganization and Merger between
        OXIS International, Inc., OXIS Acquisition Corporation
        and Therox Pharmaceuticals, Inc. Dated July 18, 1995                      (1)

2  (b)  Amendment No. 1 to Agreement and Plan for Reorganization
        and Merger between OXIS International, Inc., OXIS Acquisition
        Corporation and Therox Pharmaceuticals, Inc.                              (2)

2  (c)  Share exchange Agreement by and among Innovative Medical
        Systems Corp. ("Seller"), OXIS International, Inc. ("Buyer") and
        each of The Shareholders Who Are Signatories Hereto (collectively,
        the "Shareholders").                                                      (3)

3  (a)  Second Restated Certificate of Incorporation as filed
        October 21, 1998                                                          (4)

3  (b)  Certificate of Designations, Preferences, and Rights of Series E
        Preferred Stock of the Company                                            (5)

3  (c)  Bylaws of the Company as amended on June 15, 1994                         (6)

4  (a)  Securities Purchase Agreement, Registration Rights Agreement
        and Security Agreement                                                    (7)

10 (a)  1987 Stock Purchase Warrants                                              (8)

10 (b)  1988 Stock Purchase Warrants                                              (9)

10 (c)  Lease agreement between Bioxytech S.A. and Sofibus                       (10)

10 (d)  OXIS International, Inc. Series B Preferred Stock Purchase Agreement
        dated July 18, 1995                                                      (11)

10 (e)  Form of Promissory Notes dated March 27, 1997 - April 24, 1997           (12)

10 (f)  Underwriting agreement                                                   (13)

                                 EXHIBIT INDEX

Exhibit                                                                         Page
Number                            Description of Document                      Number
10 (g)  Listing advisor - market making agreement                                (13)

10 (h)  Non-Exclusive License Agreement between OXIS International,
        Inc. and Enzon, Inc. dated July 29, 1997                                 (14)

10 (i)  Note Payable to AT&T Small Business Lending Corporation
        and related Open-End Mortgage                                            (15)

21 (a)  Subsidiaries of OXIS International, Inc.                                   51

23 (a)  Independent Auditors' Consent                                              52

27 (a)  Financial data schedule                                                    53

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for 1995 - Exhibit 2 (b).

(3) Incorporated by reference to the Company's Form 8-K Current Report, dated January 15, 1998.

(4) Incorporated by reference to the Company's Form 8-K Current Report, dated October 19, 1998.

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

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for 1997.