Form 10-K/A
period 1998-12-31
OXIS INTERNATIONAL INC
filed 1999-04-30
CIK 109657

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

     X    Annual report pursuant to Section 13 or 15(d) of the Securities
   ----
          Exchange Act of 1934 for the fiscal year ended December 31, 1998.

   ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES       X    NO _________
                                      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant as February 22, 1999 (assuming conversion of all outstanding voting preferred stock into common stock) was $18,142,000.


Number of shares outstanding of Registrant's common stock as of February 22, 1999: 7,845,352 shares.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors of the Company are:
      Timothy G. Biro             Richard A. Davis
      Brenda D. Gavin, D.V.M.     Stuart S. Lang
      Ray R. Rogers               A.R. Sitaraman

Executive Officers of the Company are:
      Ray R. Rogers,              Jon S. Pitcher
         Chairman and C.E.O.         Secretary,
                                     Vice President, Finance and Administration,
                                     Chief Financial Officer

      Humberto V. Reyes           Timothy C. Rodell, M.D.
         President,                  President,
         OXIS Health Products, Inc.  OXIS Therapeutics, Inc.

TIMOTHY G. BIRO
AGE:  45

Mr. Biro has been a director of the Company since August 15, 1995. Mr. Biro is currently the Managing Partner of Ohio Innovation Fund I, L.P., a venture capital partnership which invests in early-stage technology based businesses. In addition to being a director of OXIS, Mr. Biro is a member of the board of directors of Collaborative Clinical Research, Inc.

Mr. Biro was previously a general partner of Brantley Ventures Partners II, L.P. and Brantley Venture Partners III, L.P. Prior to joining Brantley Venture Partners in 1991, Mr. Biro was Superintendent of Pharmaceutical Manufacturing at Merck & Co., Inc. Mr. Biro holds B.S. degrees in Microbiology from Pennsylvania State University and in Pharmacy from Temple University, and an MBA from the Wharton School of Business.

RICHARD A. DAVIS
AGE:  63

Mr. Davis has been a member of the Board since January 28, 1998. Mr. Davis is currently President and Chief Executive Officer of Pentzer Corporation, a private investment company and an affiliate of Avista Corporation. He has 20 years of service with Pacific Northwest Bell (now US West Communications). He has served as Chief of Staff to former Washington Governor Booth Gardner, chief executive of the State of Washington's Department of Labor and Industries and director of the state's Office of Financial Management.

Mr. Davis received a B.S. degree from the University of Oregon and attended advanced programs at both the University of Illinois and Stanford University. He has served as an advisor to the Washington State Investment Board and has served on the boards of several medical diagnostic companies. He currently is on the Board of Regents for Washington State University, serves on the Washington Technology Alliance Board, and is Past Chair of the Association of Washington Business.

BRENDA D. GAVIN, D.V.M.
AGE:  50

Dr. Gavin has been a director of the Company since May 9, 1997. In addition to being a director of OXIS, Dr. Gavin is a member of the board of Directors of Synbiotics Corporation.

Dr. Gavin is currently Vice President of S.R. One Limited. She both makes new investments and assists in the development of companies in the S.R. One portfolio. Prior to joining S.R. One, Dr. Gavin was Director of Business Development for SmithKline Beecham Animal Health Products. She also held business development positions with IMC in the Chicago area and previously worked for the Centers for Disease Control in Atlanta, Georgia. Dr. Gavin holds a B.S. degree from Baylor University, a D.V.M. from the University of Missouri, and a M.B.A. from the University of Texas-San Antonio.

STUART S. LANG
AGE:  62

Mr. Lang has been a director of the Company since January 19, 1996.

Mr. Lang has worked in the accounting field for over 25 years. He has been a tax partner and subsequently partner in charge of the Portland office of a national CPA firm. He founded a local accounting firm, The Lang Group, in Portland, Oregon, in 1985, and was managing member of that firm until 1997 when it combined with Yergen & Meyer LLP. Mr. Lang currently divides his time between public accounting and as an officer of a merger and acquisition advisory company.

Mr. Lang is past Chairman of IA International, an international affiliation of independent accounting firms. He has served as a member of AICPA tax subcommittees, including Responsibilities in Tax Practice, and as chairman of the OSCPA Taxation and Estate Planning Committees.

RAY R. ROGERS
Age:  59

Mr. Rogers has been Chairman of the Board of the Company since May 10, 1993, and Chief Executive Officer since March 18, 1998. He also served as Chairman of the Board of Directors of International BioClinical, Inc, ("IBC") from its organization in 1983 until its merger with the Company in 1994. Mr. Rogers served as President and Chief Executive Officer of IBC from 1983 until 1992.

Prior to his involvement with IBC, Mr. Rogers was the principal in charge of consulting services at the Portland, Oregon, office of the international accounting firm of Arthur Young & Company. Mr. Rogers received his B.S. degree in Business Administration from California State University, Chico.

A.R. SITARAMAN
AGE:  65

Mr. Sitaraman has been a director of the Company since May 10, 1993. Mr. Sitaraman earned an industrial engineering degree prior to graduating from the Indian Air Force Flying College and embarking upon an 18-year career as a pilot and instructor in the Indian Air Force.

Mr. Sitaraman is the President and Chief Executive Officer of Sitrex International, Inc., a corporation involved in development, syndication and consulting in the real estate industry, in addition to the import and export business.

JON S. PITCHER
AGE:  49

Mr. Pitcher, a Certified Public Accountant, has been Vice President and Chief Financial Officer of OXIS since September 7, 1994, and Secretary of the Company since August 15, 1995. Prior to the merger of IBC with the Company, Mr. Pitcher was Chief Financial Officer of IBC, a position he had held since 1991.

Prior to joining IBC, Mr. Pitcher was a partner in the international accounting firm, Ernst & Young, specializing in services to health care clients. Mr. Pitcher received his B.S. degree in Business Administration from Pepperdine University and his M.S. degree in Management from UCLA.

HUMBERTO V. REYES
AGE:  53

Effective March 18, 1998, Mr. Reyes was appointed President of OXIS Health Products, Inc., a newly-formed subsidiary of the Company. Mr. Reyes joined the Company in August 1997 as Senior Vice President. Prior to joining OXIS, Mr. Reyes was Chief Executive Officer of BPR Health International, a start up company involved in alternative health care products. Previous to BPR Health International, Mr. Reyes was Vice President and General Manager of the Chromatography Division of Varian & Associates. Mr. Reyes received a B.S. in Chemistry from the University of Puerto Rico.

TIMOTHY C. RODELL, M.D.
AGE:  48

Dr. Rodell was Chief Operating Officer of the Company from March 1, 1996 until March 18, 1998 when he was appointed President of OXIS Therapeutics, Inc., a newly-formed subsidiary of the Company. Dr. Rodell is also President of OXIS International S.A. Prior to joining OXIS, Dr. Rodell spent ten years with Cortech, Inc., a Denver-based biopharmaceutical company, where he was most recently Executive Vice President of Operations and Product Development. At Cortech, Dr. Rodell was responsible for all phases of drug development including regulatory affairs and clinical trials.

Dr. Rodell received his M.D. and A.B. degrees from the University of North Carolina, at Chapel Hill. He subsequently completed post-doctoral training at the Eleanor Roosevelt Institute for Cancer Research and the Webb-Waring Lung Institute in Denver, Colorado. Dr. Rodell is Board Certified in Internal Medicine and Pulmonary Medicine and is a Fellow of the American College of Chest Physicians.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company's knowledge, the following persons (directors and/or executive officers of the Company) failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended, for transactions or events occurring in the preceding fiscal year ended December 31, 1998:

                         Number    Transactions not    Form not
Name                   of reports  timely reported   timely filed
                       ----------  ----------------  ------------
  James D. McCamant       1                1            Form 5

The above form has now been filed. All of the transactions in Company securities as to which late filings were made as listed consisted of the grant of options pursuant to the Company's 1994 Stock Incentive Plan. None of such options have been exercised.


ITEM 11.  EXECUTIVE COMPENSATION

Directors

The Company pays an annual fee of $4,000 to each non-employee director and an additional $1,000 to non-employee directors for serving as committee chairmen, but does not pay meeting fees. Directors are also reimbursed for their expenses incurred in attending meetings. Employee directors receive no compensation as directors. Compensation is also paid for special assignments.

Under the Company's 1994 Stock Incentive Plan non-employee directors are awarded options to purchase 3,000 shares of Common Stock upon becoming directors of the Company and options to purchase 1,000 shares of Common Stock annually thereafter.

EXECUTIVE OFFICERS

Summary Compensation Table
--------------------------

The following table shows the compensation paid during the last three years to Company officers who received more than $100,000, or served as Chief Executive
Officer:

                                                                                  LONG TERM
                                                                                COMPENSATION
                                                   ANNUAL COMPENSATION             AWARDS
                                                   -------------------         -------------
NAME AND POSITION                     YEAR       SALARY      BONUS                OPTIONS
Ray R. Rogers,
  Chairman of the Board /7/          1998     $  210,200    $50,000/2/          28,000/1/
                                     1997     $  185,000    $37,000/4/          20,000/3/
                                     1996     $  185,000         --             12,400/5/

                                                                                             LONG TERM
                                                                                            COMPENSATION
                                                         ANNUAL COMPENSATION                    AWARDS
                                                         -------------------                 -------------
NAME AND POSITION                                        YEAR             SALARY          BONUS        OPTIONS

Dr. Anna D. Barker,
  President and Chief Executive Officer /7/             1998             $  61,100              --          --
                                                        1997             $ 185,000         $27,750/4/   20,000/3/
                                                        1996             $ 185,000              --      12,400/5/

Dr. Timothy C. Rodell,
President, OXIS Therapeutics, Inc.                      1998             $ 224,600         $50,000/2/   20,000/1/
  (from March 1, 1996)                                  1997             $ 220,000         $15,000/4/   10,000/3/
                                                        1996             $ 183,300              --      65,000/6/

Humberto V. Reyes
President, OXIS Health Products, Inc.                   1998             $ 150,100         $35,000/2/   15,000/1/
  (from August 1, 1997)

Jon S. Pitcher,
  Vice President, Chief Financial Officer               1998             $ 124,200         $25,000/2/   15,000/1/
  and Secretary                                         1997             $ 110,400         $14,000/4/   10,000/3/
                                                        1996             $ 105,000              --       7,000/5/


  /1/ Options to purchase 28,000 shares of Common Stock awarded to Mr. Rogers, options to purchase 20,000 shares of Common Stock awarded to Dr. Rodell and options to purchase 15,000 shares of Common Stock awarded to Messrs. Reyes and Pitcher as part of their 1998 compensation.

  /2/  Bonuses for 1998 approved by the Compensation Committee.
  ---

  /3/  Options to purchase 20,000 shares of Common Stock each awarded to Mr.
  ---
       Rogers and Dr. Barker and options to purchase 10,000 shares of Common Stock each awarded to Dr. Rodell and Mr. Pitcher as part of their 1997 compensation.

  /4/  Bonuses for 1997 approved by the Compensation Committee.
  ---

  /5/  Options to purchase 12,400 shares of Common Stock each awarded to Mr.
  ---
       Rogers and Dr. Barker and options to purchase 7,000 shares of Common Stock awarded to Mr. Pitcher as part of their 1996 compensation.

  /6/  Options to purchase 60,000 shares of Common Stock awarded to Dr. Rodell
  ---
       as part of his initial employment agreement and options to purchase an additional 5,000 shares of Common Stock awarded as part of his 1996 compensation.

  /7/  Effective March 18, 1998, Dr. Barker resigned as the Company's
  ---
       President and Chief Executive Officer and Mr. Rogers was appointed Chief Executive Officer.

In connection with Dr. Barker's resignation as the Company's President and Chief Executive Officer, the Company and Dr. Barker entered into a consulting agreement pursuant to which the Company agreed to pay to Dr. Barker $15,417 per month for a nine-month period. Pursuant to the agreement, Dr. Barker has become fully vested with respect to all stock options issued to her by the Company, and her right to exercise such options has been extended until a date two years and nine months following her resignation.


                       OPTION GRANTS IN LAST FISCAL YEAR

Options granted to executive officers of the Company who are included in the Summary Compensation Table above for 1998 were as shown below:

                                                         Individual Grants
-----------------------------------------------------------------------------------------------------------------------------------
                                    Number of                 % of total
                                  common shares            options granted                Exercise
                                   underlying               to employees                  price per                  Expiration
Name                                 grant                     in 1998                     share                        date
----                             -------------             ---------------               ----------                  -----------
  Ray R. Rogers                     28,000 /1/                   30%                        $3.44                   July 12, 2008

  Timothy C. Rodell                 20,000 /1/                   21%                        $3.44                   July 12, 2008

  Humberto V. Reyes                 15,000 /1/                   16%                        $3.44                   July 12, 2008

  Jon S. Pitcher                    15,000 /1/                   16%                        $3.44                   July 12, 2008

/1/ /The options granted to the executive officers during 1998 become exercisable /each of 1998, 1999 as to 1/3 of the shares in / and 2000.

                         FISCAL YEAR END OPTION VALUES

During 1998, no options were exercised by any of the Company's executive officers. All options issued to executive officers who are included in the Summary Compensation Table above are shown below.

                                 Number of
                               common shares                  Value of
                                underlying                  unexercised
                                unexercised                 in-the-money
                                options at                  options at
                                December 31,                December 31,
Name                               1998                        1998
----                   ----------------------------  --------------------------
                        Exercisable   Unexercisable  Exercisable  Unexercisable
                       -------------  -------------  -----------  -------------
  Ray R. Rogers               52,066         25,334       $2,916         $1,458
  Anna D. Barker              49,400              0       $4,375         $    0
  Timothy C. Rodell           58,334         36,666       $1,458         $  729
  Humberto V. Reyes           31,666         23,334       $5,833         $2,916
  Jon S. Pitcher              30,667         13,333       $1,458         $  729

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial Ownership of Securities

Common Stock
------------

The following table sets forth certain information, as of February 28, 1999, with respect to persons known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and beneficial ownership by directors and executive officers of the Company's Common Stock. Executive officers not required to be included in the Summary Compensation Table are not shown individually, but are included in the line captioned "Executive officers and directors as a group -- 9 persons".

Name and, as                                 Amount and nature     Percent of
appropriate, address                      of beneficial ownership   class/1/
----------------------------------------  -----------------------  -----------
  Credit Suisse Asset Management Funds
  Uraniastrasse 9
  P.O. Box 800
  8070 Zurich, Switzerland                           920,000 /10/      11.08%

  Pictet & Cie
  29 Bd Georges Favon
  P.O. Box 5130
  1204 Geneva, Switzerland                           914,286 /11/      11.08%

  S.R. One Limited
  200 Barr Harbor Drive, Suite 250
  W. Conshohocken, PA 19428                          586,801 /2/        7.21%

  Timothy G. Biro                                      7,100 /3/4/         *

  Richard A. Davis                                     6,340 /3/8/         *

  Dr. Brenda D. Gavin                                586,801 /3/5/9/    7.21%

  Stuart S. Lang                                       6,800 /3/           *

  Jon S. Pitcher                                      35,191 /3/           *

  Humberto V. Reyes                                   31,666 /3/           *

  Dr. Timothy C. Rodell                               79,334 /3/        1.00%

  Ray R. Rogers                                      164,922 /3/6/      2.09%

  A.R. Sitaraman                                      16,340 /3/7/         *

  Executive officers and directors
    as a group -- 9 persons                          934,494           11.18%

  * Less than one percent.

  1/ As required by regulations of the Securities and Exchange Commission, the number of shares in the table includes shares which can be purchased within 60 days, or, shares with respect to which a person may obtain voting power or investment power within 60 days. Also required by such regulations, each percentage reported in the table for these individuals is calculated as though shares which can be purchased within 60 days have been purchased by the respective person or group and are outstanding.

  2/ The holdings of S.R. One Limited include 428,389 shares of the Company's Series B Preferred Stock which are convertible into 85,677 shares of Common Stock and warrants exercisable for 207,812 shares of Common Stock. The holdings of S.R. One Limited also include 1,600 shares of Common Stock owned by Dr. Gavin and 4,000 shares of Common Stock subject to options held by Dr. Gavin.

  3/ The holding of directors Davis and Gavin each include 4,000 shares of Common Stock subject to options. The holdings of director Lang include 6,000 shares of Common Stock subject to options. The holdings of directors Biro and Sitaraman each include 7,000 shares of Common Stock subject to options. The holdings of Jon S. Pitcher include 30,666 shares of Common Stock subject to options. The holding of Humberto V. Reyes include 31,666 shares of Common Stock subject to options. The holdings of Timothy C. Rodell include 78,334 shares of Common Stock subject to options. The holdings of Ray R. Rogers include 52,066 shares of Common Stock subject to options.

  4/ Mr. Biro disclaims beneficial ownership of 5,000 shares of Common Stock subject to options.

  5/ Dr. Gavin is Vice President of S.R. One Limited. S.R. One Limited owns 287,712 shares of Common Stock, 428,389 shares of the Company's Series B Preferred Stock, and warrants exercisable for 207,812 shares of Common Stock. The holdings of S.R. One Limited are included in Dr. Gavin's holdings, but Dr. Gavin disclaims beneficial ownership of the OXIS securities owned by S.R. One Limited.

  6/ Included are 2,000 shares of Common Stock owned by his individual retirement account, as to which Mr. Rogers exercises voting and investment power.

  7/ Mr. Sitaraman's holdings include 3,060 shares of Common Stock owned by his SEP-IRA, 1,740 shares of Common Stock owned by his wife's SEP-IRA, 1,200 shares of Common Stock owned in equal amounts by Mr. Sitaraman's and his spouse's individual retirement accounts and 3,340 shares of Common Stock owned jointly with his spouse.

  8/ Mr. Davis' holdings include 1,280 shares of Common Stock owned by Mr. Davis jointly with his spouse.

  9/ Dr. Gavin's holdings include 1,600 shares of Common Stock owned by Dr. Gavin jointly with her spouse.

 10/ The holdings of Credit Suisse include warrants exercisable for 460,000 shares of Common Stock.

 11/ The holdings of Pictet & Cie include warrants exercisable for 457,143 shares of Common Stock.

Series B Preferred Stock
------------------------

The following table sets forth certain information, as of March 15, 1999, with respect to persons known by the Company to be the beneficial owner of more than five percent of the Company's Series B Preferred Stock.

                                   Amount and nature       Percent of
  Name and address              of beneficial ownership      class
  ----------------              -----------------------     --------

  S.R. One Limited
  200 Barr Harbor Drive, Suite 250
  W. Conshohocken, PA 19428              428,389             100.00%

Series C Preferred Stock
------------------------

The following table sets forth certain information, as of March 15, 1999, with respect to persons known by the Company to be the beneficial owner of more than five percent of the Company's Series C Preferred Stock.


                                      Amount and nature    Percent of
Name and address                   of beneficial ownership    class
---------------------------------  -----------------------    ------

Rauch & Co.
c/o State Street Bank & Trust
225 Franklin Street
Boston, MA  02110                                  200,000    24.76%

Alta-Berkeley, L.P. II
9-10 Savile Row
London W1X 1AF, United Kingdom                     199,342    24.67%

Finovelec S.A.
6, rue Ancelle
92521 Neuilly Cedex, France                        155,555    19.25%

                                      Amount and nature     Percent of
Name and address                   of beneficial ownership    class
---------------------------------  -----------------------    -----

Sofinnova Capital F.C.P.R.
51, rue Saint Georges
75009 Paris, France                                 94,051    11.64%

Sofinnova S.A.
51, rue St. Georges
75009 Paris, France                                 62,700     7.76%

American Health Care Fund, L.P.
2748 Adeline, Suite A
Berkeley, CA  94703                                 77,000     9.53%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 29, 1999


                                    OXIS INTERNATIONAL, INC.
                                    Registrant

                                    By:     /s/ Ray R. Rogers
                                            -----------------
                                       Ray R. Rogers
                                       Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                            /s/ Jon S. Pitcher
                                            ------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant.



/s/ Timothy G. Biro  April 29, 1999  /s/ Richard A. Davis  April 29, 1999
-------------------  --------------  --------------------  --------------
Timothy G. Biro           Date        Richard A. Davis        Date

/s/ Brenda Gavin     April 29, 1999  /s/ Stuart S. Lang    April 29, 1999
-------------------  --------------  ------------------    --------------
Brenda Gavin              Date       Stuart S. Lang.          Date

/s/ Ray R. Rogers    April 29, 1999  /s/ A.R. Sitaraman    April 29, 1999
-------------------  --------------  ------------------    --------------
Ray R. Rogers             Date       A.R. Sitaraman           Date

                                 EXHIBIT INDEX

Exhibit
Number                        Description of Document

23 (a)       Independent Auditors' Consent