Form 10-Q
period 1999-03-31
OXIS INTERNATIONAL INC
filed 1999-05-14
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


    X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
          Exchange Act of 1934 for the quarterly period ended March 31, 1999.

  ______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


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


At March 31, 1999, the issuer had outstanding the indicated number of shares of common stock:  7,871,196

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended
                                                       March 31
                                              ------------------------
                                                  1999          1998
Revenues:
  Product sales                               $ 1,406,000   $ 1,296,000
  Royalties and license fees                       50,000        51,000
                                              -----------   -----------
     Total revenues                             1,456,000     1,347,000

Costs and expenses:
  Cost of sales                                 1,007,000     1,259,000
  Research and development                        770,000       931,000
  Selling, general and administrative             858,000       981,000
                                              -----------   -----------
     Total costs and expenses                   2,635,000     3,171,000
                                              -----------   -----------
Operating loss                                 (1,179,000)   (1,824,000)
Interest income                                    18,000        11,000
Interest expense                                  (30,000)      (27,000)
                                              -----------   -----------
Net loss                                       (1,191,000)   (1,840,000)

Other comprehensive income (loss) -
  Foreign currency translation adjustments         12,000       (59,000)
                                              -----------   -----------

Comprehensive loss                            $(1,179,000)  $(1,899,000)
                                              ===========   ===========

Net loss per share - basic and diluted        $      (.15)  $      (.32)
                                              ===========   ===========

Weighted average number of
  shares used in computation - basic and
  diluted                                       7,845,926     5,734,778
                                              ===========   ===========

                          CONSOLIDATED BALANCE SHEETS

                                        March 31,         December 31,
                                          1999               1998
                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents            $1,483,000        $ 2,575,000
  Accounts receivable                   1,117,000            992,000
  Inventories                           1,565,000          1,576,000
  Prepaid and other                       490,000            258,000
                                       ----------        -----------
     Total current assets               4,655,000          5,401,000

Property and equipment, net               858,000          2,817,000

Technology for developed products
  and custom assays, net                2,382,000          2,570,000

Other assets                              324,000            380,000
                                       ----------        -----------

     Total assets                      $8,219,000        $11,168,000
                                       ==========        ===========

                          CONSOLIDATED BALANCE SHEETS

                                                            March 31,                 December 31,
                                                              1999                       1998
                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                           $    724,000               $    724,000
  Accounts payable                                             563,000                    716,000
  Accrued payroll, payroll taxes and other                     705,000                    820,000
  Current portion of long-term debt                             48,000                    111,000
                                                          ------------               ------------
     Total current liabilities                               2,040,000                  2,371,000

Long-term debt due after one year                              174,000                  1,613,000

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 428,389 shares issued and outstanding
     at March 1999  (liquidation
     preference of $1,000,000)                                   4,000                      4,000
     Series C - 807,878 shares issued and outstanding
     at March 31, 1999                                           8,000                      8,000
  Common stock - $.001 par value; 95,000,000 shares
   authorized; 7,871,196 shares issued and outstanding
   at March 31, 1999                                             8,000                      8,000
  Additional paid in capital                                52,754,000                 52,754,000
  Accumulated deficit                                      (46,494,000)               (45,303,000)
  Accumulated translation adjustments                         (275,000)                  (287,000)
                                                          ------------               ------------

     Total shareholders' equity                              6,005,000                  7,184,000
                                                          ------------               ------------

Total liabilities and shareholders' equity                $  8,219,000               $ 11,168,000
                                                          ============               ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                           ----------------------------
                                                                1999          1998
Cash flows from operating activities:
 Net loss                                                    $(1,191,000)  $(1,840,000)
 Adjustments to reconcile net loss to cash
  used for operating activities:
  Depreciation and amortization                                  289,000       362,000
  Gain on sale of land and building                              (16,000)           --
  Changes in assets and liabilities:
   Accounts receivable                                          (130,000)      784,000
   Inventories                                                        --       (47,000)
   Prepaid and other current assets                             (233,000)       31,000
   Accounts payable                                             (145,000)     (262,000)
   Accrued payroll, payroll taxes and other                      (96,000)      136,000
                                                             -----------   -----------

     Net cash used for operating activities                   (1,522,000)     (836,000)

Cash flows from investing activities:
 Proceeds from sale of land and building                       1,959,000            --
 Purchases of equipment                                          (25,000)      (10,000)
 Additions to other assets                                       (24,000)      (58,000)
 Other, net                                                       (1,000)      (13,000)
                                                             -----------   -----------

     Net cash provided by (used for) investing activities      1,909,000       (81,000)

Cash flows from financing activities:
 Proceeds from issuance of notes                                      --       546,000
 Stock issuance costs                                                 --       (28,000)
 Repayment of short-term borrowings                                   --      (424,000)
 Repayment of long-term debt                                  (1,502,000)      (20,000)
                                                             -----------   -----------

     Net cash provided by (used for) financing activities     (1,502,000)       74,000

Effect of exchange rate changes on cash                           23,000       (37,000)
                                                             -----------   -----------

Net decrease in cash and cash equivalents                     (1,092,000)     (880,000)

Cash and cash equivalents - beginning of period                2,575,000     1,290,000
                                                             -----------   -----------

Cash and cash equivalents - end of period                    $ 1,483,000   $   410,000
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

     An annual report (Form 10-K/A) has been filed with the Securities and Exchange Commission ("Commission") for the year ended December 31, 1998. That report contains, among other information, a description of the Company's business, audited financial statements, notes to the financial statements, the report of the independent auditors and management's discussion and analysis of results of operations and financial condition. Readers of this report are presumed to be familiar with that annual report.


2.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at March 31, 1999 and December 31, 1998, consisted of the following:

                              March 31,    December 31,
                                1999           1998
          Raw materials      $  867,000    $  817,000
          Work in process       325,000       406,000
          Finished goods        373,000       353,000
                             ----------    ----------

          Total              $1,565,000    $1,576,000
                             ==========    ==========

3.   OPERATING SEGMENTS

     The following table presents information about the Company's two operating segments:

                                     Health     Therapeutic
                                    Products    Development      Total
                                    --------    -----------      -----
  Quarter ended March 31, 1999:
     Revenues from external
       customers                   $1,428,000    $   28,000   $ 1,456,000
     Intersegment revenues                 --        24,000        24,000
     Segment loss                    (409,000)     (782,000)   (1,191,000)
     As of March 31, 1999 -
       Segment assets               5,885,000     2,334,000     8,219,000

  Quarter ended March 31, 1998:
     Revenues from external
       customers                   $1,347,000    $       --   $ 1,347,000
     Intersegment revenues                 --        29,000        29,000
     Segment loss                    (962,000)     (878,000)   (1,840,000)
     As of March 31, 1998 -
       Segment assets               8,211,000     2,239,000    10,450,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased during the first quarter of 1999 by $415,000, from $3,030,000 at December 31, 1998 to $2,615,000 at March 31,
     1999. The reduction in working capital resulted primarily from the effect of the net loss for the quarter ($1,191,000 less non-cash charges of $289,000), offset by a $543,000 net increase in working capital from the sale of land and buildings and payment of related debt.

     Cash and cash equivalents decreased from $2,575,000 at December 31, 1998 to $1,483,000 at March 31, 1999.

     While the Company believes that its new therapeutic products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies that have the required resources to develop and market certain of these products. There is no assurance that the Company's effort to develop such business alliances will be successful.

     The Company expects to continue to report losses in 1999 as the level of expenses is expected to continue to exceed revenues. The Company can give no assurances as to when and if its revenues will exceed its expenses. New revenue sources or additional capital will be required during 1999 for the Company to continue operating in accordance with its current plans. Failure to either generate new revenue sources or to raise additional capital would cause the Company to severely curtail or cease operations.

INFORMATION SYSTEMS AND THE YEAR 2000

     As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company has reviewed most of its computer hardware and software to determine whether they will consistently and properly recognize the Year 2000. Certain of the Company's systems include hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant.

     Other hardware and software currently being used by the Company has been identified by the Company as not being Year 2000 compliant, particularly certain packaged software used in the Company's accounting systems. The Company is in the process of upgrading that software to year 2000 compliant versions. If the Company were unable to replace software and hardware to make its accounting and manufacturing systems Year 2000 compliant, the Company believes that it could implement manual systems to carry out its business without significant interruption.

     The Company expects to complete its review of all of its systems, including embedded technology in non-information technology systems, which might be affected by the Year 2000 issue by the second quarter of 1999. The Company has reviewed or is reviewing communications, security, and environmental monitoring and control systems as well as certain laboratory and manufacturing equipment and equipment manufactured for customers. The Company believes that, in the worst likely case, such systems or components thereof can be replaced to make such systems Year 2000 compliant.

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



          RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999
                COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998


REVENUES

     The Company's revenues for the quarters ended March 31, 1999 and 1998 were as follows:


                                            1999        1998

     Diagnostic and research assays      $  848,000  $  416,000

     Instrument sales and development       487,000     810,000

     Other                                  121,000     121,000
                                         ----------  ----------

                                         $1,456,000  $1,347,000
                                         ==========  ==========


     Sales of the Company's diagnostic and research assays increased from $416,000 in the first quarter of 1998 to $848,000 in the first quarter of 1999. This increase of $432,000 was primarily due to increased sales volumes to the Company's distributors in the first quarter of 1999, following below normal sales volumes in the first quarter of 1998.

     Revenue from instrument sales and development declined by $323,000, from $810,000 in the first quarter of 1998 to $487,000 in the first quarter of 1999. This decrease resulted from reduced orders from certain customers for whom the Company acts as an original equipment manufacturer.


COSTS AND EXPENSES

     Including amortization of purchase adjustments, cost of sales was 97% of product sales for the first quarter 1998 and decreased to 72% of product sales for the first quarter of 1999. This decrease in the cost of sales as a percentage of sales is due primarily to the effect of the fixed manufacturing costs for the Company's research and diagnostic assays being spread over manufacturing and sales volume for the first quarter of 1999 which was approximately double that of the first quarter of 1998. Cost of sales of research and diagnostic assays in the first quarter of 1999 were $40,000 less than in the first quarter of 1998, despite an increase in volume. Cost of sales for the Company's instrument sales and development business also declined, by $260,000 due primarily to lower sales volumes.

     Costs of sales in the first quarter of both 1998 and 1999 includes approximately $210,000 in amortization of purchase adjustments relating to 1994 and 1997 business acquisitions. Excluding such amortization the cost of product sales for the first quarter of 1998 was approximately 81% of product sales and the cost of sales for the first quarter of 1999 was approximately 57% of product sales.

     Research and development expenses decreased from $931,000 in the first quarter of 1998 to $770,000 in the first quarter of 1999. The decrease in research and development expenses resulted from cost reductions in the first quarter of 1999 compared to the first quarter of 1998 of (1) $30,000 for outside development contracts primarily relating to the development of the Company's lead molecule, BXT-51072, which is currently in Phase II clinical trials for ulcerative colitis, (2) $33,000 in research and development costs of the Company's French subsidiary and (3) $98,000 in research and development costs in the United States other than the costs of clinical trials. Research and development expenses in the first quarter of 1998 included severance costs relating to a staff reduction in the United States.

     During the first quarter of 1999 the Company decided to reduce its research and development costs by closing its French research laboratory. Substantially all research and development activities carried on by the Company's French subsidiary were ceased in early 1999. The lease of the French subsidiary's facility was not renewed when it terminated at the end of April 1999. Research and development costs of the French subsidiary decreased from $422,000 in the first quarter of 1998 to $389,000 in the first quarter of 1999. Costs in the first quarter of 1999 include severance costs for approximately half of the French employees. The remainder of the employees, who are involved in the final closure of the operations, are expected to be terminated during the second quarter of 1999.

     Selling, general and administrative expenses decreased from $981,000 in the first quarter of 1998 to $858,000 in the first quarter of 1999. The decrease is primarily the result of reductions in selling, general and administrative expenses of OXIS' instrument business in the first quarter of 1999 as compared to 1998. The cost reductions resulted from the consolidation of certain sales and administrative functions of OXIS' instrument business with those of its assay and other health products business.


NET LOSS

     The Company continued to experience losses in the first quarter of 1999. The first quarter 1999 loss of $1,191,000 ($.15 per share-basic and diluted) was $649,000 less than the $1,840,000 ($.32 per share-basic and diluted) loss for the first quarter of 1998. The decrease in the net loss is primarily due to the increase in gross margin from product sales and decreases in research and development and selling, general and administrative costs.

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



                          __________________________



     Certain of the matters discussed in this Report such as management's plans regarding research and development activities and the continuation of its current business plans are forward-looking statements that involve risks and uncertainties, including the Company's ability to raise additional financing, its ability to enter into alliances, the timely development and market acceptance of new products, the impact of competitive products and pricing, economic conditions, and other risks. These factors could cause actual results to differ materially from those described in any forward-looking statements.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits - See Exhibit Index on page 12.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


May 13, 1999                        By   /s/ Ray R. Rogers
                                       -----------------------------
                                       Ray R. Rogers
                                       Chairman and Chief Executive Officer



May 13, 1999                        By   /s/ Jon S. Pitcher
                                       -----------------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number              Description of Document


 10(a)              Agreement of Sale dated December 2, 1998

 10(b)              Sublease Agreement dated February 19, 1999

 10(c)              Rider to Sublease Agreement dated February 19, 1999

 27(a)              Financial data schedule