Form 10-Q
period 1999-06-30
OXIS INTERNATIONAL INC
filed 1999-08-12
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of   1934 for the quarterly period ended June 30, 1999.

  -----  Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to       .
                                                             ------    ------


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


At June 30, 1999, the issuer had outstanding the indicated number of shares of common stock:  7,871,196

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                              Three Months Ended           Six Months Ended
                                                   June 30                     June 30
                                          -------------------------   -------------------------
                                              1999          1998          1999          1998
Revenues:
  Sales                                   $ 2,681,000   $ 1,435,000   $ 4,087,000   $ 2,731,000
  Royalties and license fees                   20,000        20,000        70,000        71,000
                                          -----------   -----------   -----------   -----------
     Total revenues                         2,701,000     1,455,000     4,157,000     2,802,000

Costs and expenses:
  Cost of product sales                     1,406,000     1,053,000     2,413,000     2,312,000
  Cost of technology sold                   1,279,000            --     1,279,000            --
  Research and development                    952,000       759,000     1,722,000     1,690,000
  Selling, general and administrative         830,000       730,000     1,688,000     1,654,000
                                          -----------   -----------   -----------   -----------
     Total costs and expenses               4,467,000     2,542,000     7,102,000     5,656,000
                                          -----------   -----------   -----------   -----------
Operating loss                             (1,766,000)   (1,087,000)   (2,945,000)   (2,854,000)
Interest income                                 7,000        34,000        25,000        45,000
Interest expense                              (23,000)      (88,000)      (53,000)     (172,000)
                                          -----------   -----------   -----------   -----------
Net loss                                   (1,782,000)   (1,141,000)   (2,973,000)   (2,981,000)
Other comprehensive income
  (loss) - foreign currency
  translation adjustments                     (43,000)        2,000       (31,000)      (57,000)
                                          -----------   -----------   -----------   -----------
Comprehensive loss                        $(1,825,000)  $(1,139,000)  $(3,004,000)  $(3,038,000)
                                          ===========   ===========   ===========   ===========

Net loss per share - basic and diluted    $      (.23)  $      (.17)  $      (.38)  $      (.48)
                                          ===========   ===========   ===========   ===========

Weighted average number of
  shares used in computation                7,871,196     6,583,316     7,858,631     6,161,391
                                          ===========   ===========   ===========   ===========

                          CONSOLIDATED BALANCE SHEETS


                                        June 30,   December 31,
                                          1999         1998
                                      (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents            $1,109,000  $ 2,575,000
  Accounts receivable                     910,000      992,000
  Note receivable                         569,000           --
  Inventories                           1,443,000    1,576,000
  Prepaid and other                        92,000      258,000
                                       ----------  -----------
     Total current assets               4,123,000    5,401,000

Property and equipment, net               897,000    2,817,000

Technology for developed products         957,000    2,570,000

Other assets                              310,000      380,000
                                       ----------  -----------

     Total assets                      $6,287,000  $11,168,000
                                       ==========  ===========

                          CONSOLIDATED BALANCE SHEETS


                                                             June 30,    December 31,
                                                               1999         1998
                                                            (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                           $    724,000   $    724,000
  Accounts payable                                             636,000        716,000
  Accrued payroll, payroll taxes and other                     540,000        820,000
  Current portion of long-term debt                             48,000        111,000
                                                          ------------   ------------
     Total current liabilities                               1,948,000      2,371,000

Long-term debt due after one year                              159,000      1,613,000

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 428,389 shares issued and outstanding
      at June 30, 1999  (liquidation
      preference of $1,000,000)                                  4,000          4,000
     Series C - 807,878 shares issued and outstanding
     at June 30, 1999                                            8,000          8,000
  Common stock - $.001 par value; 95,000,000 shares
   authorized; 7,871,196 shares issued and outstanding
   at June 30, 1999                                              8,000          8,000
  Additional paid in capital                                52,754,000     52,754,000
  Accumulated deficit                                      (48,276,000)   (45,303,000)
  Accumulated translation adjustments                         (318,000)      (287,000)
                                                          ------------   ------------

     Total shareholders' equity                              4,180,000      7,184,000
                                                          ------------   ------------

Total liabilities and shareholders' equity                $  6,287,000   $ 11,168,000
                                                          ============   ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Months Ended
                                                                        June 30,
                                                              -------------------------
                                                                  1999          1998
Cash flows from operating activities:
 Net loss                                                     $(2,973,000)  $(2,981,000)
 Adjustments to reconcile net loss to cash
  used for operating activities:
  Depreciation and amortization                                   550,000       708,000
  Gain on sale of land and building                               (16,000)           --
  Loss on sale of technology                                      368,000            --
  Cash proceeds from sale of technology                           342,000            --
  Changes in assets and liabilities:
   Accounts receivable                                             80,000       747,000
   Inventories                                                    124,000       (34,000)
   Other current assets                                           163,000        47,000
   Accounts payable                                              (111,000)     (686,000)
   Customer deposits                                             (120,000)           --
   Accrued payroll, payroll taxes and other                      (127,000)     (245,000)
                                                              -----------   -----------

     Net cash used for operating activities                    (1,720,000)   (2,444,000)

Cash flows from investing activities:
 Proceeds from sale of land and building                        1,959,000            --
 Purchases of equipment                                          (142,000)      (29,000)
 Additions to other assets                                        (59,000)      (79,000)
 Other, net                                                        (4,000)      (12,000)
                                                              -----------   -----------

     Net cash provided by (used for) investing activities       1,754,000      (120,000)

Cash flows from financing activities:
 Proceeds from issuance of notes                                       --       555,000
 Proceeds from issuance of stock, net of related costs                 --     5,231,000
 Repayment of short-term borrowings                                    --      (443,000)
 Repayment of long-term debt and capital lease obligations     (1,517,000)      (54,000)
 Redemption of Series D Preferred Stock                                --      (700,000)
                                                              -----------   -----------

     Net cash provided by (used for) financing activities      (1,517,000)    4,589,000

Effect of exchange rate changes on cash                            17,000       (52,000)
                                                              -----------   -----------

Net increase (decrease) in cash and cash equivalents           (1,466,000)    1,973,000

Cash and cash equivalents - beginning of period                 2,575,000     1,290,000
                                                              -----------   -----------

Cash and cash equivalents - end of period                     $ 1,109,000   $ 3,263,000
                                                              ===========   ===========

Non-cash transactions:
  Issuance of common stock in exchange
     for cancellation of notes and accrued interest           $        --   $   543,000
  Note received as part of proceeds from sale
     of technology                                                569,000            --


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


2.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out and specific identification methods. Inventories at June 30, 1999 and December 31, 1998, consisted of the following:


                                    June 30,   December 31,
                                      1999         1998

               Raw materials      $  724,000    $  817,000
               Work in process       470,000       406,000
               Finished goods        249,000       353,000
                                  ----------    ----------

               Total              $1,443,000    $1,576,000
                                  ==========    ==========


3.  SALE OF TECHNOLOGY

    Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. Proceeds from the sale consisted of $500,000 cash, a non-interest bearing note in the amount of $588,000 due November 30, 1999 and a warrant granting the Company the right to acquire an equity interest in the purchaser of the assets. The note is secured by the assets sold and the purchaser's accounts receivable, inventories and other personal property.

    The Company recognized $911,000 as compensation for the intellectual property and contract rights. This amount has been included in sales for the three-month and six-month periods ended June 30, 1999. Sales of therapeutic drug monitoring assays for the quarter ended June 30, 1999 include $158,000 for the sale of the therapeutic drug monitoring finished goods inventory. The Company has entered into an agreement with the purchaser of the therapeutic drug monitoring assays pursuant to which the Company will continue to manufacture the products and perform certain other services for the purchaser through the third quarter of 2000.


4.  OPERATING SEGMENTS

    The following table presents information about the Company's two operating segments:
                                        Health     Therapeutic
                                       Products    Development      Total
                                     ------------  ------------  ------------
    Quarter ended June 30, 1999:
      Revenues from external
       customers                     $  2,655,000  $     46,000  $  2,701,000
      Intersegment revenues                    --       279,000       279,000
      Net loss                           (834,000)     (948,000)   (1,782,000)
      As of June 30, 1999 -
       Total assets                     5,067,000     1,220,000     6,287,000

    Quarter ended June 30, 1998:
      Revenues from external
       customers                      $ 1,455,000   $        --   $ 1,455,000
      Intersegment revenues                    --       129,000       129,000
      Net loss                           (397,000)     (744,000)   (1,141,000)
      As of June 30, 1998 -
       Total assets                     8,225,000     4,940,000    13,165,000

    Six months ended June 30, 1999:
      Revenues from external
       customers                      $ 4,083,000   $    74,000   $ 4,157,000
      Intersegment revenues                    --       303,000       303,000
      Net loss                         (1,243,000)   (1,730,000)   (2,973,000)

    Six ended June 30, 1998:
      Revenues from external
       customers                      $ 2,802,000   $        --   $ 2,802,000
      Intersegment revenues                    --       158,000       158,000
      Net loss                         (1,359,000)   (1,622,000)   (2,981,000)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital decreased during the first half of 1999 from $3,030,000 at December 31, 1998 to $2,175,000 at June 30, 1999. The decrease in the Company's working capital resulted primarily from the net loss for the first half of 1999 ($2,973,000 less non-cash charges of $550,000) offset by increases in net working capital of $543,000 from the sale of land and buildings and payment of related debt and $911,000 from the sale of technology and contract rights relating to the Company's therapeutic drug monitoring assay business.

  Cash and cash equivalents decreased from $2,575,000 at December 31, 1998 to $1,109,000 at June 30, 1999.

  The Company is currently restructuring its therapeutic development operations. In the first half of 1999 the Company closed its French research laboratory in order to reduce expenses and refocus its resources on its later stage therapeutic products, particularly BXT-51072. As part of this restructuring process, the Company is seeking corporate partners and additional capital funding to support its therapeutic development projects. While these processes are ongoing, activities and expenditures on therapeutics projects will be minimal.

  While the Company believes that its new therapeutic products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies that have the required resources to develop and market certain of these products. There is no assurance that the Company's effort to develop such business alliances or to raise additional capital will be successful.

  The Company expects to continue to report losses in 1999 as the level of expenses is expected to continue to exceed revenues. The Company can give no assurances as to when and if its revenues will exceed its expenses.

INFORMATION SYSTEMS AND THE YEAR 2000

  As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company has reviewed its computer hardware and software to determine whether they will consistently and properly recognize the Year 2000. Certain of the Company's systems include hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant.

  Other hardware and software used by the Company has been identified by the Company as not being Year 2000 compliant, particularly certain packaged software used in the

  Company's accounting systems. The Company is in the process of upgrading that software to year 2000 compliant versions and has completed this process for its most critical accounting systems. If the Company were unable to replace software or hardware to make its accounting and manufacturing systems Year 2000 compliant, the Company believes that it could implement manual systems to carry out its business without significant interruption.

  The Company has reviewed all of its systems, including embedded technology in non-information technology systems, which might be affected by the Year 2000 issue. The Company has reviewed communications, security, and environmental monitoring and control systems as well as certain laboratory and manufacturing equipment and equipment manufactured for customers. Certain equipment or components have been upgraded, and the Company expects to complete its upgrades and replacement of equipment by early in the fourth quarter of 1999. The Company believes that, in the worst likely case, such systems or components thereof can be replaced to make such systems Year 2000 compliant.

  The Company expects that the total cost (including amounts already spent) for upgrades and replacements of software, older computer hardware and other systems or components including embedded technology that might be affected by the Year 2000 issue will not exceed $100,000.

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

           RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999
                COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998


Revenues

  The Company's revenues for the quarters ended June 30, 1999 and 1998 were as follows:

                                                             1999        1998

  Sales
     Therapeutic drug monitoring assays                   $  599,000  $  382,000

     Bovine superoxide dismutase (bSOD)
      for research and human use                             456,000          --

     Instrument sales and development                        308,000     684,000

     Research assays, fine chemicals and other               330,000     320,000

     Palosein/(R)/ (bSOD for veterinary use)                  77,000      49,000

  Sale of rights to therapeutic drug monitoring assays       911,000          --

  Royalties and license fees                                  20,000      20,000
                                                          ----------  ----------

                                                          $2,701,000  $1,455,000
                                                          ==========  ==========


  Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. The Company recognized $911,000 as compensation for the intellectual property and contract rights. Sales of therapeutic drug monitoring assays for the quarter ended June 30, 1999 include $158,000 for the sale of the therapeutic drug monitoring finished goods inventory. The Company has entered into an agreement with the purchaser of the therapeutic drug monitoring assays pursuant to which the Company will continue to manufacture the products and perform certain other services for the purchaser through the third quarter of 2000.

  Sales of bSOD in the second quarter of 1999 were primarily the result of one shipment of bulk bSOD to the Company' Spanish licensee. No significant sales of bulk bSOD were made during 1998. The Company has received one additional order for bulk bSOD from its Spanish licensee for delivery in the fourth quarter of 1999. This sale is expected to be slightly larger than the second quarter bSOD sale. However, future sales of bulk bSOD beyond 1999 are largely dependent on the needs of the Company's Spanish licensee which are uncertain and difficult to predict and no assurances can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

  Revenue from instrument sales and development declined by $376,000, from $684,000 in the second quarter of 1998 to $308,000 in the second quarter of 1999. This decrease resulted from reduced orders from certain customers for whom the Company acts as an original equipment manufacturer. In the near term the Company does not expect instrument sales to return to 1998 levels.


Costs and Expenses

  Including amortization of purchase adjustments, cost of sales was 73% of sales for the second quarter 1998 and increased to 100% of sales for the second quarter of 1999. This increase in the cost of sales as a percentage of sales is due primarily to the excess ($368,000) of the cost of technology sold over the proceeds from the sale of technology. The reduction of instrument sales volume in the second quarter of 1999 as compared to 1998 also contributed to the increase in cost of sales as a percentage of sales. Although the Company has made significant reductions in the occupancy and personnel costs of its instrument manufacturing facility in 1999, the cost reductions have not been in proportion to the reduction in sales.

  Cost of sales in the second quarter of both 1998 and 1999 includes approximately $200,000 in amortization of purchase adjustments relating to 1994 and 1997 business acquisitions. Excluding such amortization and the effect of the technology sale in 1999 the cost of product sales for the second quarter of 1998 was approximately 60% of sales and the cost of sales for the second quarter of 1999 was approximately 67% of product sales.

  Research and development expenses increased from $759,000 in the second quarter of 1998 to $952,000 in the second quarter of 1999. The increase in research and development expenses resulted primarily from costs in the second quarter of 1999 relating to the closure of the Company's French research facility and termination of its employees.

  Selling, general and administrative expenses increased from $730,000 in the second quarter of 1998 to $830,000 in the second quarter of 1999. The increase was primarily due to selling and administrative costs of the Company's wellness testing services, started in late 1998.


Interest Income and Expense

  Interest income for the second quarter of 1999 was less than for the second quarter of 1998 because the Company had less cash available for investment during 1999.

  Interest expense for the second quarter of 1999 was less than for the second quarter of 1998 primarily due to the payment of long-term debt in connection with the sale of property in the first quarter of 1999.

Net Loss

  The Company continued to experience losses in the second quarter of 1999. The second quarter 1999 net loss of $1,782,000 ($.23 per share-basic and diluted) was $641,000 greater than the $1,141,000 ($.17 per share-basic and diluted) net loss for the second quarter of 1998. The increase in the net loss is primarily due to (1) the excess of cost over the proceeds from technology sold in the second quarter of 1999 ($368,000), and (2) increases in research and development expenses ($193,000) and selling, general and administrative expense ($100,000).

  The Company expects to incur a substantial net loss for 1999. If the Company raises substantial additional capital through further sales of securities or secures a strategic partnership to support its therapeutic development efforts (See Financial Condition, Liquidity and Capital Resources), the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital or to develop partnerships, it will have to cease, or severely curtail, its operations.


            RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999
                 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998


Revenues

  The Company's revenues for the six-month periods ended June 30, 1999 and 1998 were as follows:

                                                             1999        1998

  Sales
     Therapeutic drug monitoring assays                   $1,083,000  $  642,000

     Bovine superoxide dismutase (bSOD)
      for research and human use                             460,000       1,000

     Instrument sales and development                        795,000   1,493,000

     Research assays, fine chemicals and other               736,000     502,000

     Palosein/(R)/ (bSOD for veterinary use)                 102,000      93,000

  Sale of rights to therapeutic drug monitoring assays       911,000          --

  Royalties and license fees                                  70,000      71,000
                                                          ----------  ----------

                                                          $4,157,000  $2,802,000
                                                          ==========  ==========


  Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. The Company recognized $911,000 as compensation for the intellectual property and contract rights. Sales of the Company's therapeutic drug monitoring assays increased by $441,000, from $642,000 in the first six months of 1998 to $1,083,000 in the first six months of 1999. Sales of therapeutic drug monitoring assays for the six months ended June 30, 1999 include

  $158,000 for the sale of the therapeutic drug monitoring finished goods inventory. The remainder of the increase was primarily due to increased sales volumes to the Company's distributors.

  Sales of bSOD in the first half of 1999 were primarily the result of one shipment of bulk bSOD to the Company's Spanish licensee. No significant sales of bulk bSOD were made during 1998.

  Revenue from instrument sales and development declined by $698,000, from $1,493,000 in the first half of 1998 to $795,000 in the first half of 1999. This decrease resulted from reduced orders from certain customers for whom the Company acts as an original equipment manufacturer.

  The increase in sales of research assays, fine chemicals and other products is due primarily to an increase in sales volumes of nearly all of the Company's research assays in the first half of 1999 as compared to the first half of 1998.


Costs and Expenses

  Including amortization of purchase adjustments, cost of sales was 85% of sales for the first half 1998 and increased to 90% of sales for the first half of 1999. This increase in the cost of sales as a percentage of sales is due primarily to the excess ($368,000) of the cost of technology sold over the proceeds from the sale of technology. Cost of sales as a percentage of sales was also increased by an increase in instrument manufacturing costs as a percentage of instrument sales which resulted from the decline in instrument sales volumes.

  Cost of sales in the first half of both 1998 and 1999 includes in excess of $400,000 in amortization of purchase adjustments relating to 1994 and 1997 business acquisitions. Excluding such amortization and the effect of the technology sale in 1999 the cost of product sales for the first half of 1998 was approximately 70% of sales and the cost of sales for the first half of 1999 was approximately 63% of product sales.

  Research and development expenses increased from $1,690,000 in the first half of 1998 to $1,722,000 in the first half of 1999. The increase in research and development expenses resulted primarily from costs in the first half of 1999 relating to the closure of the Company's French research facility and termination of its employees. This increase was offset by a reduction of approximately $105,000 in costs of the Company's therapeutic research and development operations in the U.S.

  Selling, general and administrative expenses increased from $1,654,000 in the first half of 1998 to $1,688,000 in the first half of 1999. The increase was primarily due to selling and administrative costs of the Company's wellness testing services, started in late 1998

  ($154,000 in the first six months of 1999), offset by $93,000 of reductions in selling, general and administrative expenses of the Company's instrument manufacturing subsidiary.


Interest Income and Expense

  Interest income for the first half of 1999 was less than for the first half of 1998 because the Company had less cash available for investment during 1999.

  Interest expense for the first half of 1999 was less than for the first half of 1998 primarily due to the payment of long-term debt in connection with the sale of property in the first quarter of 1999.


Net Loss

  The Company continued to experience losses in the first six months of 1999. The first half 1999 net loss of $2,973,000 ($.38 per share-basic and diluted)
  was $8,000   less than the $2,981,000 ($.48 per share-basic and diluted) net loss for the first half of 1998. The excess of cost over the proceeds from technology sold in 1999 ($368,000) was offset by increased gross margins on other sales.

                             ---------------------


  Certain of the matters discussed in this Report such as management's future sales expectations are forward-looking statements that involve risks and uncertainties, including the timely development and market acceptance of new products, the impact of competitive products and pricing, economic conditions, and other risks. These factors could cause actual results to differ materially from those described in any forward-looking statements.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits - See Exhibit Index on page 15.

  (b)  Reports on Form 8-K

       On July 13, 1999, the Company filed a Report on Form 8-K reporting the sale of intellectual property, contract rights and finished goods relating to its therapeutic drug monitoring products. The sale was effective June 28, 1999.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


August 11, 1999                     By  /s/Ray R. Rogers
                                       -----------------------------
                                       Ray R. Rogers
                                       Chairman and Chief Executive Officer



August 11, 1999                     By  /s/Jon S. Pitcher
                                       -----------------------------
                                       Jon S. Pitcher
                                       Chief Financial Officer

                                 EXHIBIT INDEX

 Exhibit                                                    Page
 Number              Description of Document               Number


 27(a)               Financial data schedule