Form 10-Q
period 1999-09-30
OXIS INTERNATIONAL INC
filed 1999-11-15
CIK 109657

                     SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
    Exchange Act of 1934 for the quarterly period ended September 30, 1999.

   _____ Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______ to _______.



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


At September 30, 1999, the issuer had outstanding the indicated number of shares of common stock: 7,928,784

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)

                                              Three Months Ended                Nine Months Ended
                                                 September 30                      September 30
                                          -------------------------          ---------------------------
                                              1999          1998               1999          1998
Revenues:
  Sales                                   $   898,000   $ 1,039,000           $ 4,985,000    $ 3,770,000
  Royalties and license fees                       --            --                70,000         71,000
                                          -----------   -----------           -----------    -----------
     Total revenues                           898,000     1,039,000             5,055,000      3,841,000

Costs and expenses:
  Cost of product sales                       818,000       996,000             3,231,000      3,308,000
  Cost of technology sold                          --            --             1,279,000             --
  Research and development                    323,000     1,109,000             2,045,000      2,799,000
  Selling, general and administrative         810,000     1,078,000             2,498,000      2,732,000
                                          -----------   -----------           -----------    -----------
     Total costs and expenses               1,951,000     3,183,000             9,053,000      8,839,000
                                          -----------   -----------           -----------    -----------
Operating loss                             (1,053,000)   (2,144,000)           (3,998,000)    (4,998,000)
Interest income                                14,000        84,000                39,000        129,000
Interest expense                              (20,000)      (67,000)              (73,000)      (239,000)
                                          -----------   -----------           -----------    -----------
Net loss                                   (1,059,000)   (2,127,000)           (4,032,000)    (5,108,000)
Other comprehensive income
  (loss) - foreign currency
  translation adjustments                      (2,000)       58,000               (33,000)         1,000
                                          -----------   -----------           -----------    -----------
Comprehensive loss                        $(1,061,000)  $(2,069,000)          $(4,065,000)   $(5,107,000)
                                          ===========   ===========           ===========    ===========

Net loss per share - basic and diluted    $      (.13)  $      (.27)          $      (.51)   $      (.76)
                                          ===========   ===========           ===========    ===========

Weighted average number of
  shares used in computation                7,906,250     7,747,778             7,874,678      6,695,998
                                          ===========   ===========           ===========    ===========

                          CONSOLIDATED BALANCE SHEETS

                                                September 30,           December 31,
                                                   1999                    1998
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $  245,000               $ 2,575,000
  Accounts receivable                              869,000                   992,000
  Note receivable                                  569,000                       --
  Inventories                                    1,398,000                 1,576,000
  Prepaid and other                                 91,000                   258,000
                                                ----------               -----------
     Total current assets                        3,172,000                 5,401,000

Property and equipment, net                        878,000                 2,817,000

Technology for developed products                  913,000                 2,570,000

Other assets                                       276,000                   380,000
                                                ----------               -----------

     Total assets                               $5,239,000               $11,168,000
                                                ==========               ===========

                          CONSOLIDATED BALANCE SHEETS

                                                          September 30,          December 31,
                                                             1999                    1998
                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                           $    684,000           $    724,000
  Accounts payable                                             799,000                716,000
  Accrued payroll, payroll taxes and other                     432,000                820,000
  Current portion of long-term debt                             48,000                111,000
                                                          ------------           ------------
     Total current liabilities                               1,963,000              2,371,000

Long-term debt due after one year                              158,000              1,613,000

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 428,389 shares issued and outstanding
     at September 30, 1999  (liquidation
     preference of $1,000,000)                                   4,000                  4,000
     Series C - 608,536 shares issued and outstanding
     at September 30, 1999                                       6,000                  8,000
  Common stock - $.001 par value; 95,000,000 shares
   authorized; 7,928,784 shares issued and outstanding
   at September 30, 1999                                         8,000                  8,000
  Additional paid in capital                                52,755,000             52,754,000
  Accumulated deficit                                      (49,335,000)           (45,303,000)
  Accumulated translation adjustments                         (320,000)              (287,000)
                                                          ------------           ------------

     Total shareholders' equity                              3,118,000              7,184,000
                                                          ------------           ------------

Total liabilities and shareholders' equity                $  5,239,000           $ 11,168,000
                                                          ============           ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Nine Months Ended
                                                                          September 30,
                                                                     -----------------------
                                                                     1999               1998
Cash flows from operating activities:
 Net loss                                                            $(4,032,000)  $(5,108,000)
 Adjustments to reconcile net loss to cash
  used for operating activities:
  Depreciation and amortization                                          708,000     1,168,000
  Gain on sale of land and building                                      (16,000)           --
  Loss on sale of technology                                             368,000            --
  Cash proceeds from sale of technology                                  342,000            --
  Changes in assets and liabilities:
   Accounts receivable                                                   121,000       994,000
   Inventories                                                           168,000        45,000
   Other current assets                                                  166,000      (117,000)
   Accounts payable                                                       49,000      (665,000)
   Customer deposits                                                    (120,000)           --
   Accrued payroll, payroll taxes and other                             (263,000)     (118,000)
                                                                     -----------   -----------

     Net cash used for operating activities                           (2,509,000)   (3,801,000)

Cash flows from investing activities:
 Proceeds from sale of land and building                               1,959,000            --
 Purchases of equipment                                                 (195,000)      (72,000)
 Other, net                                                              (49,000)     (130,000)
                                                                     -----------   -----------

     Net cash provided by (used for) investing activities              1,715,000      (202,000)

Cash flows from financing activities:
 Proceeds from issuance of notes                                              --       555,000
 Proceeds from issuance of stock, net of related costs                        --     7,492,000
 Repayment of short-term borrowings                                      (40,000)     (443,000)
 Repayment of long-term debt and capital lease obligations            (1,519,000)      (74,000)
 Redemption of Series D Preferred Stock                                       --      (700,000)
                                                                     -----------   -----------

     Net cash provided by (used for) financing activities             (1,559,000)    6,830,000

Effect of exchange rate changes on cash                                   23,000       (52,000)
                                                                     -----------   -----------

Net increase (decrease) in cash and cash equivalents                  (2,330,000)    2,775,000

Cash and cash equivalents - beginning of period                        2,575,000     1,290,000
                                                                     -----------   -----------

Cash and cash equivalents - end of period                            $   245,000   $ 4,065,000
                                                                     ===========   ===========

Non-cash transactions:
  Issuance of common stock in exchange
     for cancellation of notes and accrued interest                  $        --   $   778,000
  Note received as part of proceeds from sale
     of technology                                                       569,000            --
  Conversion of 199,342 shares of Series C Preferred
     Stock into 57,588 shares of common stock                            233,000            --

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


2.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at September 30, 1999 and December 31, 1998, consisted of the following:

                             September 30,  December 31,
                                 1999           1998
          Raw materials      $   564,000    $   817,000
          Work in process        430,000        406,000
          Finished goods         404,000        353,000
                             -----------    -----------

          Total              $ 1,398,000    $ 1,576,000
                             ===========    ===========

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

    The Company recognized $911,000 as compensation for the intellectual property and contract rights. This amount has been included in sales for the nine month period ended

    September 30, 1999. Sales of therapeutic drug monitoring assays for the nine month period ended September 30, 1999 include $158,000 for the sale of the therapeutic drug monitoring finished goods inventory. The Company has entered into an agreement with the purchaser of the therapeutic drug monitoring assays pursuant to which the Company will continue to manufacture the products and perform certain other services for the purchaser through the third quarter of 2000.


4.  OPERATING SEGMENTS

    The following table presents information about the Company's two operating segments:

                                              Health     Therapeutic
                                             Products    Development      Total
                                           ------------  ------------  ------------
  Quarter ended September 30, 1999:
     Revenues from external
      customers                            $   898,000   $        --   $   898,000
     Intersegment revenues                          --            --            --
     Net loss                                 (735,000)     (324,000)   (1,059,000)
     As of September 30, 1999 -
      Total assets                           4,212,000     1,027,000     5,239,000

  Quarter ended September 30, 1998:
     Revenues from external
      customers                            $ 1,039,000   $        --   $ 1,039,000
     Intersegment revenues                          --         6,000         6,000
     Net loss                               (1,016,000)   (1,111,000)   (2,127,000)
     As of September 30, 1998 -
      Total assets                           8,158,000     5,235,000    13,393,000

  Nine months ended September 30, 1999:
     Revenues from external
      customers                            $ 4,981,000   $    74,000   $ 5,055,000
     Intersegment revenues                          --       301,000       301,000
     Net loss                               (1,978,000)   (2,054,000)   (4,032,000)

  Nine months ended September 30, 1998:
     Revenues from external
      customers                            $ 3,841,000   $        --   $ 3,841,000
     Intersegment revenues                          --       164,000       164,000
     Net loss                               (2,375,000)   (2,733,000)   (5,108,000)

5.  NASDAQ LISTING REQUIREMENTS

    The Company was notified by NASDAQ in a letter dated October 19, 1999 that, because the Company's common stock has failed to maintain a bid minimum bid price greater than or equal to $1.00 over the preceding thirty consecutive trading days, its common stock was not in compliance with the NASD Marketplace Rule 4450(a)(5) ("Rule 4450"). The Company has been provided ninety calendar days, or until January 18, 2000 to either regain compliance with this Rule or request a hearing to appeal the NASDAQ staff's determination. If the Company is unable to demonstrate compliance with this requirement and does not request a hearing on or before January 18, 2000, NASDAQ has indicated that the Company's common stock will be delisted at the opening of business on January 20, 2000.

    As reported in the accompanying balance sheet, the Company's net tangible assets as of September 30, 1999 were $3,118,000. Rule 4450 requires a minimum of $4,000,000 of net tangible assets.

    Management is evaluating options available to retain the Company's NASDAQ listing and the potential impact of delisting. The Company can give no assurances that it will be able to regain compliance with Rule 4450, or maintain compliance with other NASDAQ Rules, and continue to be quoted on the NASDAQ National Market System. If the Company is delisted from the NASDAQ National Market System, it is unlikely that the Company will qualify for quotation on NASDAQ'S SmallCap Market or any other exchange. The failure to be so listed or quoted could have a material adverse impact on the trading prices of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital decreased during the first nine months of 1999 from $3,030,000 at December 31, 1998 to $1,209,000 at September 30, 1999.
    The decrease in the Company's working capital resulted primarily from the effect of the net loss for the first nine months of 1999 ($4,032,000 less non-cash charges of $708,000) offset by increases in net working capital of $543,000 from the sale of land and buildings and payment of related debt and $911,000 from the sale of technology and contract rights relating to the Company's therapeutic drug monitoring business. Cash and cash equivalents decreased from $2,575,000 at December 31, 1998 to $245,000 at September 30, 1999.

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

    The Company expects to continue to report losses in 1999 as the level of expenses is expected to continue to exceed revenues. The Company can give no assurances as to when and if its revenues will exceed its expenses. The Company expects that new revenue sources (which could include the sale of certain technology or other assets) or additional capital will be required by the end of the first quarter of 2000 to continue operating the Company's Health Products segment as well as its Therapeutic Development segment in accordance with the Company's current plans. Failure to either generate new revenue sources or to raise additional capital would cause the Company to severely curtail or cease operations.

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

    Other hardware and software used by the Company has been identified by the Company as not being Year 2000 compliant, particularly certain packaged software used in the Company's accounting systems. The Company has upgraded that software to year 2000 compliant versions for its critical accounting systems. If the Company were unable to replace software or hardware to make any of its accounting and manufacturing systems Year 2000 compliant, the Company believes that it could implement manual systems to carry out its business without significant interruption.

    The Company has reviewed all of its systems, including embedded technology in non-information technology systems, which might be affected by the Year 2000 issue. The Company has reviewed communications, security, and environmental monitoring and control systems as well as certain laboratory and manufacturing equipment and equipment manufactured for customers. The Company believes that all of its critical systems are Year 2000 compliant.

    The total cost for upgrades and replacements of software, older computer hardware and other systems or components including embedded technology that might be affected by the Year 2000 issue has been less than $100,000.

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



        RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999
              COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998


Revenues

  The Company's revenues for the quarters ended September 30, 1999 and 1998 were as follows:

                                                    1999        1998
     Research assays, fine chemicals and other    $ 343,000  $  148,000

     Instrument sales and development               272,000     505,000

     Therapeutic drug monitoring assays             228,000     351,000

     Palosein(R) (bSOD for veterinary use)           55,000      35,000
                                                  ---------  ----------

                                                  $ 898,000  $1,039,000
                                                  =========  ==========

  The increase in sales of research assays, fine chemicals and other products in the third quarter of 1999 as compared to the third quarter of 1998 resulted from increased volumes, primarily of research assays and bulk components of those assays.

  Revenue from instrument sales and development declined by $233,000 from $505,000 in the third quarter of 1998 to $272,000 in the third quarter of 1999. This decrease resulted from reduced orders from certain customers for whom the Company acts as an original equipment manufacturer. In the near term the Company does not expect instrument sales to return to 1998 levels, and no assurances can be given that instrument sales will return to 1998 levels.

  Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. The Company has entered into an agreement with the purchaser of the therapeutic drug monitoring assays pursuant to which the Company will continue to manufacture the products and perform certain other services for the purchaser through the third quarter of 2000. Therapeutic drug monitoring assay revenues for the third quarter of 1999 represent sales of assays and services to the purchaser.

  The volume of Palosein(R) sales increased reflecting an increase in the Company's marketing efforts for this product.

Costs and Expenses

  Including amortization of purchase adjustments, cost of sales was 96% of product sales for the third quarter 1998 and decreased to 91% of product sales for the third quarter of 1999. This decrease in the cost of sales as a percentage of sales is due primarily to improved gross margins on sales of assays and fine chemicals. Cost of assay sales in the third quarter of 1998 included $143,000 of amortization of technology relating to the therapeutic drug monitoring assays. This technology was written off when the rights to it were sold, and the amortization ceased after the June 1999 sale. An increase in sales volumes of the Company's research assays and fine chemicals also contributed to improved gross margins. These improvements were offset by an increase in the cost of instruments as a percentage of instrument sales, which resulted from a decline in sales volume in the third quarter of 1999 as compared to the third quarter of 1998. Although the Company has made significant reductions in the occupancy and personnel costs of its instrument manufacturing facility in 1999, the cost reductions have not been in proportion to the reduction in sales.

  Cost of sales includes amortization of purchase adjustments relating to 1994 and 1997 business acquisition of $215,000 in the third quarter of 1998 and $64,000 in the third quarter of 1999. Excluding such amortization the cost of product sales for the third quarter of 1998 was approximately 75% of sales and cost of sales for the third quarter of 1999 was approximately 84% of product sales.

  Research and development expenses decreased from $1,109,000 in the third quarter of 1998 to $323,000 in the third quarter of 1999. This decrease of $786,000 in research and development expenses resulted primarily from the closure of the Company's French research laboratory in the first half of 1999 and further reductions in expenditures on therapeutic development projects while the Company seeks additional funding for its therapeutic development program.

  Selling, general and administrative expenses decreased from $1,078,000 in the third quarter of 1998 to $810,000 in the third quarter of 1999. The decrease was primarily due to $138,000 in reductions in selling, general and administrative expenses of the Company's instrument manufacturing subsidiary and a $113,000 reduction in management compensation (primarily bonuses accrued and paid in the third quarter of 1998).


Interest Income and Expense

  Interest income decreased by $70,000 in the third quarter of 1999 as compared with the third quarter of 1998, due to a decrease in funds available for short-term investment.

  Interest expense decreased by $47,000 in the third quarter of 1999 as compared with the third quarter of 1998 primarily due to the payment of long-term debt in connection with the sale of property in the first quarter of 1999.


Net Loss

  The Company continued to experience losses in the third quarter of 1999. The third quarter 1999 net loss of $1,059,000 ($.13 per share-basic and diluted) was $1,068,000 less than the $2,127,000 ($.27 per share-basic and diluted) loss for the third quarter of 1998. The decrease in the net loss is primarily due to the reductions in research and development and selling, general and administrative expenses.

  The Company expects to incur a substantial net loss for 1999 and can give no assurances as to when and if its revenues will exceed its expenses. If the Company raises substantial additional capital through further sales of securities or secures a strategic partnership to support its therapeutic development efforts (See Financial Condition, Liquidity and Capital Resources), the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. The Company expects that new revenue sources (which could include the sale of certain technology or other assets) or additional capital will be required by the end of the first quarter of 2000 to continue operating the Company's Health Products segment as well as its Therapeutic Development segment in accordance with the Company's current plans. Failure to either generate new revenue sources or to raise additional capital would cause the Company to severely curtail or cease operations.

         RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
              COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998


Revenues

  The Company's revenues for the nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                             1999        1998
  Research assays, fine chemicals and other               $1,087,000  $  651,000

  Instrument sales and development                         1,067,000   1,998,000

  Therapeutic drug monitoring assays                       1,311,000     993,000

  Bulk bovine superoxide dismutase (bSOD)                    452,000          --

  Palosein(R) (bSOD for veterinary use)                      157,000     128,000

  Sale of rights to therapeutic drug monitoring assays       911,000          --

  Royalties and license fees                                  70,000      71,000
                                                          ----------  ----------

                                                          $5,055,000  $3,841,000
                                                          ==========  ==========

  The increase in sales of research assays, fine chemicals and other products in the first nine months of 1999 as compared to the first nine months of 1998 resulted from increased volumes, primarily of research assays and bulk components of those assays.

  Revenue from instrument sales and development declined by $931,000, from $1,998,000 in the first nine months of 1998 to $1,067,000 in the first nine months of 1999. This decrease resulted from reduced orders from certain customers for whom the Company acts as an original equipment manufacturer.

  Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. The Company recognized $911,000 as compensation for the intellectual property and contract rights. Revenues from the Company's therapeutic drug monitoring assays increased by $318,000, from $993,000 in the first nine months of 1998 to $1,311,000 in the first nine months of 1999. Sales of therapeutic drug monitoring assays for the nine months ended September 30, 1999 include $158,000 for the sale of the therapeutic drug monitoring finished goods inventory to the purchaser of the rights to this technology. Increased sales volumes to the Company's distributors in the first six month of 1999 also contributed to the increase. Therapeutic drug monitoring assay revenues subsequent to June 28, 1999 represent sales of assays and services to the purchaser of the rights to this technology. Such revenues in the third quarter of 1999 were less than the therapeutic drug monitoring assay sales in the third quarter of 1998, and are expected to be lower than in comparable periods of the prior year for the near-term future. Revenues from therapeutic drug monitoring assay sales and related services may terminate at the end of the third quarter of 2000, when the contract to manufacture product for the purchaser of the technology expires.

  Sales of bulk bSOD in the first nine months of 1999 were the result of one shipment of bulk bSOD to the Company's Spanish licensee. No significant sales of bulk bSOD were made during 1998. The Company has received one additional order for bulk bSOD from its Spanish licensee for delivery in the fourth quarter of 1999. This sale is expected to be slightly larger than the second quarter bSOD sale. However, future sales of bulk bSOD beyond 1999 are largely dependent on the needs of the Company's Spanish licensee which are uncertain and difficult to predict and no assurances can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.


Costs and Expenses

  Including amortization of purchase adjustments, cost of sales was 88% of product sales for the first nine months of 1998 and increased to 90% of product sales for the first nine months of 1999. This increase in the cost of sales as a percentage of sales is due primarily to the excess ($368,000) of the cost of technology sold over the proceeds from the sale of technology. Cost of sales as a percentage of sales was also increased by an increase in instrument manufacturing costs as a percentage of instrument sales, which resulted from the decline in instrument sales volumes. These factors were partially offset by improved margins on sales of assays and fine chemicals resulting from an increase in sales volumes of research assays and fine chemicals.

  Cost of sales includes amortization of purchase adjustments relating to 1994 and 1997 business acquisitions of $641,000 for the first nine months of 1998 and $492,000 for the first nine months of 1999. Excluding such amortization the cost of product sales for the first nine months of 1998 was approximately 71% of sales and the cost of sales for the first nine months of 1999 was approximately 81% of product sales.

  Research and development expenses decreased by $754,000 from $2,799,000 for the first nine months of 1998 to $2,045,000 for the first nine months of 1999. The decrease in research and development expenses resulted primarily from the closure of the Company's French research laboratory in the first half of 1999 and further reductions in expenditures on therapeutic development projects while the Company seeks additional funding for its therapeutic development programs.

  Selling, general and administrative expenses decreased by $234,000 from $2,732,000 for the first nine months of 1998 to $2,498,000 for the first nine months of 1999. The decrease was primarily due to (1) a $199,000 decrease in the selling and administrative expenses of the Company's instrument manufacturing subsidiary, OXIS Instruments, Inc., (2) a $105,000 decrease in legal fees and (3) a $54,000 reduction in compensation. These expense reductions were partially offset by an increase of $159,000 in selling and administrative expenses relating to the start-up of the Company's Wellness Testing Services program.

Interest Income and Expense

  Interest income decreased by $90,000 in the first nine months of 1999 compared to the first nine months of 1998, due to a decrease in funds available for short-term investment.

  Interest expense decreased by $166,000, primarily due to the payment of long-term debt in connection with the sale of property in the first quarter of 1999.


Net Loss

  The Company continued to experience losses in the first nine months of 1999. The net loss of $4,032,000 ($.51 per share-basic and diluted) was $1,076,000 less than the $5,108,000 ($.76 per share-basic and diluted) net loss for the first nine months of 1998. Reductions in research and development and selling, general and administrative expenses accounted for most of the decrease in net loss.


                        ------------------------------



  Certain of the matters discussed in this Report such as management's future sales expectations, possible partnerships and possible sales of securities are forward-looking statements that involve risks and uncertainties, including the timely development and market acceptance of new products, the impact of competitive products and pricing, economic conditions, and other risks. These factors could cause actual results to differ materially from those described in any forward-looking statements.

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

                                       OXIS International, Inc.


November 12, 1999                      By   /s/Ray R. Rogers
                                            --------------------------------
                                            Ray R. Rogers
                                            Chairman and Chief Executive Officer



November 12, 1999                      By   /s/Jon S. Pitcher
                                            --------------------------------
                                            Jon S. Pitcher
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                    Page
Number              Description of Document               Number


27(a)               Financial data schedule