Form 10-K405
period 1999-12-31
OXIS INTERNATIONAL INC
filed 2000-03-30
CIK 109657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO       .

                         Commission File Number O-8092

                               ----------------

                           OXIS International, Inc.
                            A Delaware corporation
                 I.R.S. Employer Identification No. 94-1620407
                       6040 N. Cutter Circle, Suite 317
                              Portland, OR 97217
                           Telephone: (503) 283-3911

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the voting stock held by nonaffiliates of the Registrant as February 29, 2000 (assuming conversion of all outstanding voting preferred stock into common stock) was $46,098,000.

  Number of shares outstanding of Registrant's common stock as of February 29, 2000: 7,933,688 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    CONTENTS

                                                                          Page
                                                                          ----
                                    PART I


 ITEM 1.   BUSINESS.....................................................    1


 ITEM 2.   PROPERTIES...................................................    9


 ITEM 3.   LEGAL PROCEEDINGS............................................    9


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    9


                                    PART II


 ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
            MATTERS.....................................................   10


 ITEM 6.   SELECTED FINANCIAL DATA......................................   11


 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   11


 ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--
            NOT APPLICABLE


 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   16


 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   34


                                   PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   34


 ITEM 11.  EXECUTIVE COMPENSATION.......................................   36


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   39


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   40


                                    PART IV


 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K....................................................   41


 SIGNATURES..............................................................  42


 EXHIBIT INDEX...........................................................  43

                                    PART I

  Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the possible inability to obtain financing; uncertainties relating to patents and proprietary information; the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; achievement of product performance specifications; the ability of new products to compete successfully in either existing or new markets; the potential for adverse fluctuations in foreign currency exchange rates; the effect of product or market development activities; availability and future costs of materials and other operating expenses; competitive factors; the risks involved in international operations and sales; the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase the Company's products; as well as other factors discussed under the heading "RISK FACTORS" in Item 1. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. BUSINESS.

Introduction

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

  In February 1998, the Company's Board of Directors approved the restructuring of the Company into two wholly owned subsidiaries, OXIS Health Products, Inc. and OXIS Therapeutics, Inc. The restructuring was completed in April 1998. Since that time the Company's commercial health products business, which manufactures and sells medical instruments and markets research and commercial diagnostic assays and fine chemicals to research and clinical laboratories and other customers, has been carried out by OXIS Health Products, Inc. The Company's drug discovery business, which is focused on new drugs to treat diseases associated with tissue damage from free radicals and ROS, is being carried out by OXIS Therapeutics, Inc. For financial information about these two operating segments, see Note 8 to the consolidated financial statements.

  OXIS is currently undertaking a restructuring and reorganization under which the non-therapeutic assets of the Company, including substantially all of the assets of OXIS Health Products, Inc., are to be divested or spun off and the Company will be refocused in the area of ethical pharmaceutical development. As a part of this reorganization and restructuring, the senior management team of OXIS is being expanded and reconfigured including the appointment of Paul
C. Sharpe, M.D. as Chief Executive Officer effective February 15, 2000 and the appointment of Timothy C. Rodell, M.D., who has been a senior executive with the Company since 1996, as Chief Technology Officer. This restructuring and reorganization is in its early stages and the Company has not yet determined whether to sell the stock or assets of OXIS Health Products, Inc. or to spin that company off to the OXIS shareholders. The Company's therapeutic business will continue to be founded on the development of the three classes of small molecular weight antioxidant molecules currently under development but is expected to be expanded by merger and/or acquisition and in-licensing to include other compounds in late preclinical and early clinical development. It is expected that technology added to the portfolio will include an expansion of the Company's franchise in antioxidant molecules but will also include molecules from other classes, particularly in the areas of central nervous system, gastrointestinal and cardiopulmonary disease.

  The Company's lead therapeutic drug candidate, BXT-51072, has recently completed a Phase IIA clinical trial in inflammatory bowel disease ("IBD"). A larger Phase IIB trial is in the planning stages and is expected to be initiated later this year. Two other therapeutic programs are in the preclinical stage of development.

  The Company derives current business revenues primarily from sales of medical instruments, diagnostic assays and two fine chemicals, ergothioneine and bovine superoxide dismutase ("bSOD"). The Company's diagnostic products include seventeen assays to measure oxidative stress and fourteen commercial therapeutic drug monitoring ("TDM") assays based on fluorescence polarization immunoassay technology ("FPIA") that are manufactured on a contract basis for the company that purchased that technology in 1999.

  The assays for markers of oxidative stress are sold through international distribution and catalog sales to basic researchers and clinicians working in oxidative stress research. The Company's oxidative stress assays run on a variety of commercially available instruments. Certain of these assays run on the OxyScan instrument developed and manufactured by the Company.

  The Company has invested significant resources to build an early and substantial patent position on both its antioxidant therapeutic technologies and selected oxidative stress assays.

  The Company's corporate offices and assay manufacturing facilities are located in a 15,000 sq. ft. facility at 6040 N. Cutter Circle, Suite 317, Portland, OR 97217. Facilities for developing and manufacturing medical instruments are located at 55 Steam Whistle Drive, Ivyland, PA 18974.

Acquisitions/Facility Closure

  On December 31, 1997, the Company acquired all of the issued and outstanding capital stock of Innovative Medical Systems Corp. ("IMS"), a Pennsylvania corporation, in exchange for 200,000 shares of the Company's common stock issued immediately and additional common shares to be issued. The name of IMS was subsequently changed to OXIS Instruments, Inc. OXIS Instruments, Inc. develops, manufactures, markets and sells medical instruments, including a laboratory analyzer that has been modified to automate certain of the Company's assays to measure markers of oxidative stress.

  In the first quarter of 1999 the Company announced the planned closure of its research laboratory in France. The French facility was closed in the second quarter of 1999.

  In the course of its operations the Company may determine to seek additional new business opportunities through additional mergers or acquisitions.

Research and Development

  The Company's research and development programs with respect to its therapeutics business are carried out by OXIS Therapeutics, Inc. OXIS' strategy is to develop potent, synthetic, small molecular weight (and therefore orally bioavailable) antioxidants which can penetrate cells in high concentrations to protect against direct ROS damage as well as reduce the activation of transcription factors such as NFkB and therefore reduce inflammation, apoptosis and other major and fundamental disease processes. If vitamins can be viewed as the first generation of antioxidants and large enzymes, such as SOD can be viewed as the second generation antioxidants, OXIS believes it is now developing the third generation of antioxidants.

OXIS Technology

  Because of the wide range of diseases and organ systems affected by oxidative stress and its consequences, no single compound or family of compounds is likely to be appropriate for all indications. For this reason, OXIS is developing three families of molecules which are targeted to different disease indications.

  The Company is targeting acute and subacute inflammatory diseases with a family of small molecular weight mimics of the enzyme glutathione peroxidase ("GPx"). These molecules have been demonstrated to block direct oxidative damage in vitro, to block NFkB activation at low nanomolar concentrations and to block the production of numerous cytokines and other molecules which are under the control of NFkB. These molecules have also been shown in animal models to block endotoxic shock, restenosis and inflammatory bowel disease.

  The second series of molecules is designed to mimic the salutary activity of vitamin E while addressing its limitations as a pharmaceutical. Vitamin E is the predominant natural lipid soluble antioxidant in animals and, as such, has a primary role in the protection of cell membranes from damage from ROS. This role is critical in cardiovascular and central nervous system disease. The limitations of vitamin E as an antioxidant are its potency, which is very low, and its kinetics of membrane incorporation. In-vitro models have shown the OXIS Lipid Soluble Antioxidants (LSAs) are twenty to forty fold more potent than vitamin E as antioxidants and are incorporated into membranes a great deal more quickly. These molecules are currently targeted for development in the area of cardiovascular and neurodegenerative disease.

  The third series of molecules is designed around a natural antioxidant known as l-ergothioneine. L-ergothioneine itself is a sulfur-containing antioxidant, related to glutathione, which is a natural product and which is contained in tissues in the body subjected to significant oxidative stress such as the lens of the eye, the liver and red blood cells. Unlike glutathione, l-ergothioneine is stable in aqueous solutions and is well absorbed orally. Humans do not synthesize l-ergothioneine and therefore require it in their diet. It has been demonstrated to be depleted in the lens of the eye in patients with cataracts, and the Company is currently investigating its levels in a number of other disease states including AIDS. OXIS holds a patent for what it believes to be the only commercially feasible synthetic process for pure l-ergothioneine. In addition, Company scientists have synthesized a series of proprietary analogs of l-ergothioneine which are more potent and which can be developed in areas where a proprietary position on natural l-ergothioneine is not available.

Selection of Clinical Targets

  OXIS believes that the control or elimination of oxidative stress represents an important but largely untapped area for drug development that holds potential for significant clinical benefit. A large number of complex diseases are thought to be directly caused by damage from free radicals and other ROS, and many others have a component attributable to oxidative stress. Many of these are diseases for which there is currently no acceptable therapy, or the therapy is inadequate.

  OXIS has selected inflammatory bowel disease, including ulcerative colitis and Crohn's disease, cardiovascular disease and the neurodegenerative diseases as its primary targets.

  Several factors were considered in selecting these major disease areas and indications including: scientific rationale; unmet medical need; market size; potential partners; competing therapeutic strategies; and cost to develop a marketable outlicensing package. The markets initially chosen in terms of target indications also represent an extension of OXIS' strategy to reduce the time and costs required for the development of antioxidant therapeutics. In each of the pharmaceutical project focus areas, potential alliance partners will be identified. As of the date of this report, the Company has not entered into any agreements with such alliance partners.

Markets

  The prevalence of ulcerative colitis is estimated to be 0.1% in developed countries. This yields an approximate population of 250,000 patients in the U.S. and 300,000 in western Europe. Crohn's disease, which the Company believes will also be amenable to therapy with BXT-51072, has approximately the same prevalence, so the combined market for the U.S. and Europe is between 1-1.2 million patients. Using a conservative pricing estimate of $1000 per patient per year, this yields a market size of approximately one billion dollars per year.

  Other indications for BXT-51072 or a follow-on compound, such as restenosis, inflammatory arthritis, stroke and reperfusion injury would add significantly to the market potential.

  The LSAs will be initially targeted for neurodegenerative and cardiovascular diseases. These markets represent multi-billion dollar opportunities, but given the early stage of development of these molecules, specific market estimates are not yet meaningful.

Clinical results to date with BXT-51072

  To date, BXT-51072 has been administered to over 50 patients and volunteers in one Phase I study and a Phase IIA study in patients with ulcerative colitis. No drug related serious adverse events have been seen to date and the drug has been shown to be rapidly absorbed by the oral route.

  In the Phase IIA trial, 20 patients with mild to moderate ulcerative colitis who had failed first line therapy (5-ASA drugs) received one of two dosage regimens of BXT-51072 for 28 days. The primary end point was the Mayo Colitis Activity Index ("CAI"), a well accepted composite clinical disease activity score. While the data are still being analyzed, several findings have already emerged:

  . There is a statistically significant improvement in CAI from Day 1 to Day
    28 in both dose groups;

  . Several patients had rapid, dramatic improvements in their clinical picture;

  . There is a suggestion (not statistically significant) of a dose response.

  In addition, biochemical tests performed on colon biopsy specimens showed a reduction in markers of oxidative stress with treatment.

  The Company is currently planning a larger Phase IIB trial to confirm these initial encouraging findings.

Other Programs

  In addition to its research and development programs in synthetic antioxidants, OXIS also has conducted research programs in the development of oxidative stress assays, bovine superoxide dismutase and poly-ethylene glycol technology. The status of these programs are as follows:

    Oxidative Stress Assays. The Company has developed ten research assay kits for markers of oxidative stress that are designed to ultimately facilitate diagnosis and optimize therapy of free radical-associated diseases. These assays are being sold by OXIS Health Products, Inc. primarily to basic researchers and clinicians working in oxidative stress research. These assays also provide developmental synergy for the pharmaceutical research and development programs by facilitating the assessment of oxidative stress in laboratory studies and in patients. These assays are part of the OXIS Health Products, Inc. assets to be spun out or divested by the Company.

    Bovine Superoxide Dismutase (bSOD). The Company also has extensive experience in developing, manufacturing and marketing bovine superoxide dismutase ("bSOD"). Bovine superoxide dismutase has been previously studied in numerous clinical trials by OXIS and other companies. OXIS is not currently pursuing an active research program in bSOD, but through its subsidiary, OXIS Health Products, Inc., supplies bulk bSOD for human use and sells an injectable dosage form of the drug for veterinary applications under the registered trademark Palosein(R). The bSOD technology is also part of the OXIS Health Products, Inc. assets subject to the spin-off or divestiture.

    Poly-Ethylene Glycol Technology (PEG). The Company is not currently pursuing an active research program in PEG technology. During 1999 the Company entered into a licensing arrangement giving Enzon, Inc. the right to its PEG technologies.

  Overall, the Company has an extensive portfolio of patents that cover its synthetic antioxidant therapeutic molecules, assays for markers of oxidative stress and fine chemicals. The Company currently holds seventeen U.S. patents and five French patents on other compounds expiring between 2006 and 2017.

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

  Research and development expenses were $2,401,000, $4,374,000 and $4,319,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Commercial Health Products

 Diagnostic Products

  Revenues from sales of the Company's diagnostic products comprised 38% of its revenues in 1999, 44% of its revenues in 1998 and 49% of its revenues in 1997.

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

  All of the research products are manufactured in batches in anticipation of customer orders. Orders are generally filled within a few days; therefore, the Company does not have any significant backlog of orders for its research products. The Company believes that adequate supplies of raw materials are either currently on hand, available from commercial suppliers or available through development on a custom basis by commercial contractors, as needed.

  Therapeutic Drug Monitoring (TDM) Assays. In its Portland, Oregon facility the Company manufactures fourteen TDM assays which are based on FPIA (fluorescent polarization immunoassay) technology.

  The TDM products were sold through a combination of direct customer sales and distributors in the United States, and through a network of distributors outside the United States, principally in Europe. Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. Proceeds from the sale consisted of $500,000 cash, a non-interest bearing note (collected in 1999) and a warrant granting the Company the right to acquire an equity interest in the purchaser of the assets.

  The Company recognized $911,000 as compensation for the intellectual property and contract rights. This amount has been included in revenues for 1999. The Company has entered into an agreement with the purchaser of the therapeutic drug monitoring assays pursuant to which the Company will continue to manufacture the products and perform certain other services for the purchaser through the third quarter of 2000. The sale of intellectual property and contract rights together with product sales to the purchaser amounted to 21% of the Company's revenues in 1999.

  Wellness Services. The Company's Wellness Services program provides products and services to help consumers make informed decisions regarding their current and future health goals. Testing to measure oxidative damage, antioxidants, nutritional supplements and other key biomarkers is provided by the Company's wellness testing laboratory. The Company participates or sets up health fairs through its WellnessFairs program in collaboration with nutritional product stores, health centers and employers.

  The goal of the Wellness Services program is to provide answers that will enable consumers to have better control of their health as they age, allowing them to have a productive and healthy life. The Company participates in this market by offering WellnessFairs, wellness testing, health risk assessment questionnaires, e-commerce (health content and products) and wellness research products.

  OxyScan Instrument System. The Company has developed the OxyScan System which includes both reagents and instrumentation to measure oxidative and nutritional status. The Company believes the OxyScan System to be the first dedicated system on the market for measurement of oxidative and nutritional status. Several OxyScan instruments have been placed in research centers.

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

 Medical Instruments

  With the acquisition of OXIS Instruments, Inc., effective December 31, 1997, the Company acquired staff, facilities and equipment to develop and manufacture medical instruments. Revenues from sales of medical instruments comprised approximately 18% of the Company's total revenues in 1999 and 48% in 1998. Instruments currently being manufactured include tissue processors, automated stainers and the OxyScan instrument. OXIS Instruments, Inc., generally manufactures product to fill specific orders, and had a backlog of orders of approximately $500,000 at December 31, 1999 and $1,100,000 at December 31, 1998. While the Company believes such orders to be firm, orders from customers are generally cancelable. The Company believes that adequate supplies of raw materials are either currently on hand or available from commercial suppliers, as needed.

 Therapeutic Products

  Revenues from sales of bulk bSOD and sales of Palosein, the Company's veterinary bSOD product, comprised approximately 19% of the Company's total revenues in 1999, 4% in 1998 and 42% in 1997.

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

  The Company's patents protecting the manufacture of bSOD have expired. Expiration of the Company's patents may enable other companies to benefit from research and development efforts of the Company, but such other companies would not receive the benefits of the Company's unpatented trade secrets and know-how or unpublished preclinical or clinical data. Such companies would still be required to expend considerable resources to conduct preclinical and clinical studies of their own pharmaceutical preparations of SOD to gain regulatory approval.

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

  The Company's Spanish licensee, Tedec-Meiji Farma, S.A., which distributes bSOD for human use in Spain, has been responsible for a significant portion of the Company's revenues in recent years. Sales of bSOD to Tedec-Meiji were 16% of the Company's revenues in 1999 and 31% in 1997. No sales were made to Tedec-Meiji during 1998. The Company does not have any orders for delivery of bulk bSOD subsequent to 1999.

Risk Factors

 Need for Additional Financing

  The Company has incurred losses in each of the last five years. As of December 31, 1999, the Company had an accumulated deficit of approximately $49,750,000. The Company expects to incur operating losses for the foreseeable future. In March 2000, the Company sold equity securities with net proceeds of approximately $4,580,000. Even with this additional capital, the Company currently does not have sufficient capital resources to complete the Company's contemplated development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company's potential pharmaceutical products.

 Research and Development Stage Products

  Much of the Company's success depends on potential products which are in research and development and no material revenues have been generated to date from sales of these potential products. The preclinical work for one potential new therapeutic product is completed, and the clinical development stage has commenced. No assurance can be given that the Company's product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any such products, if developed and introduced, will be successfully marketed. If the Company does not successfully introduce new products, its revenues and results of operations will be materially adversely affected.

 Future Profitability Uncertain

  The Company expects to incur operating losses for the foreseeable future. The Company's research and development expenses are expected to increase as the Company continues human clinical testing. These losses and expenses may increase and fluctuate from quarter to quarter as the Company expands its development activities. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company's independent auditors on the Company's financial statements for the period ended December 31, 1999 includes an explanatory paragraph referring to the Company's ability to continue as a going concern. The Company anticipates that it will expend significant capital resources in product research and development and in human clinical trials. Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company's future capital requirements will depend on many factors including: continued scientific progress in its research and development programs; the magnitude of these programs; the success of preclinical and clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; technological competition and market developments; the establishment of and changes in collaborative relationships; and the cost of commercialization activities and arrangements.

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

 Company is in Highly Competitive Business

  The biopharmaceutical industry is highly competitive. Competition in most of the Company's primary current and potential product areas from large pharmaceutical companies, and other companies, universities and research institutions is intense and expected to increase. Relative to the Company, many of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. In addition, these and other entities may have or may develop new technologies or use existing technologies that are, or may in the future be, the basis for competitive products.

  Any potential products that the Company succeeds in developing and for which it gains regulatory approval will have to compete for market acceptance and market share. For certain of the Company's potential products, an important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete the clinical testing and regulatory approval processes and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company expects that a competitive edge will be based, among other things, on product efficacy, safety, reliability, availability, timing and scope of regulatory approval and product price. There can be no assurance that the Company's competitors will not develop technologies and products that are more effective than those being developed by the Company. In addition, certain of the Company's competitors may achieve product commercialization or patent protection prior to OXIS.

 NASDAQ Listing

  The Company has failed to meet certain requirements for continued listing on the NASDAQ National Market. As further discussed in Item 5, to maintain such listing, on or before April 14, 2000, the Company must make a public filing evidencing a minimum of $8,000,000 in net tangible assets. The filing is to contain a February 29, 2000 balance sheet with pro forma adjustments for any significant events or transactions occurring on or before the filing date.

  No assurances can be given that the Company will be able to meet the $8,000,000 requirement or that the common stock will remain listed on the NASDAQ National Market. If the Company's common stock ceases to be listed on the NASDAQ National Market, such failure to be listed could have a material adverse effect on the transferability of the common stock, and may have a material adverse effect on the value of the common stock as well.

Employees

  As of December 31, 1999, the Company had 52 employees, all in the United States. None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a work interruption.

Foreign Operations and Export Sales

  For information regarding the Company's foreign operations and export sales, see Note 8 to the consolidated financial statements.

ITEM 2. PROPERTIES.

  The Company occupies, pursuant to leases expiring in 2000, office, laboratory and manufacturing space near Philadelphia, Pennsylvania and in Portland, Oregon. The space in Portland, Oregon is shared by the Company's health products and therapeutic development segments. The Pennsylvania space is occupied by the Company's instrument manufacturing subsidiary, a part of its health products segment.

  Although the premises currently occupied are suitable for the Company's present requirements, the Company believes that other equally suitable premises are readily available.

ITEM 3. LEGAL PROCEEDINGS.

  There are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  At the Company's 1999 Annual Meeting of Stockholders held on December 2, 1999 ("1999 Stockholders Meeting"), the Company's stockholders elected the following persons to Company's Board of Directors:

                          Common    Common  Series B  Series B  Series C  Series C
                          shares    shares  Preferred Preferred Preferred Preferred
Name                        FOR    WITHHELD   FOR*    WITHHELD*   FOR*    WITHHELD*
----                     --------- -------- --------- --------- --------- ---------
Timothy G. Biro......... 4,376,474 711,447   85,678        0     50,997        0
Richard A. Davis........ 4,343,774 744,177   85,678        0     50,997        0
Brenda D. Gavin,
 D.V.M.................. 4,345,236 742,715   85,678        0     50,997        0
Stuart S. Lang.......... 4,421,936 666,015   85,678        0     50,997        0
Ray R. Rogers........... 4,217,943 870,008   85,678        0     50,997        0
A.R. Sitaraman.......... 4,343,550 744,401   85,678        0     50,997        0

--------
* In equivalent common votes.

  At the 1999 Stockholders' Meeting, the stockholders also approved an amendment to the Company's 1994 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 525,000 shares, to an aggregate of 1,365,000 shares (1,348,620 common shares, Series B Preferred shares with 85,678 equivalent common votes and Series C Preferred shares with 50,977 equivalent common votes voting for; 997,788 common shares voting against; 234,991 common shares abstaining; and 2,506,552 broker non-votes).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is traded on the Nasdaq Stock Market's National Market and the French stock market, Le Nouveau Marche, under the symbol "OXIS".

  Recent quarterly high and low sales prices of the Company's common stock on the NASDAQ Stock Market are as follows:

                                          1999                    1998
                                 ----------------------- -----------------------
                                  4th   3rd   2nd   1st   4th   3rd   2nd   1st
                                 ----- ----- ----- ----- ----- ----- ----- -----
   High......................... 8.000 1.250 2.250 3.000 3.875 4.065 5.780 3.750
   Low..........................  .313  .688  .750 1.250 1.405 2.030 2.500 2.030

  The Company has an estimated 6,000 shareholders, including approximately 2,900 shareholders who hold their shares in street name. The Company utilizes its assets to develop its business and, consequently, has never paid a dividend and does not expect to pay dividends in the foreseeable future.

  The Company was notified by NASDAQ that it was not in compliance with certain NASDAQ requirements for continued listing on the NASDAQ National Market. Specifically, the Company failed to meet the requirements for maintaining (1) a minimum bid price of $1.00, (2) market value of public float greater than or equal to $5,000,000, and (3) minimum net tangible assets of at least $4,000,000. NASDAQ staff notified the Company that it had determined to delist the Company's common stock from the NASDAQ National Market. However, the Company requested an oral hearing to appeal the staff's determination to a NASDAQ Listing Qualifications Panel (the "Panel"), and such hearing was held on February 10, 2000.

  Subsequent to the NASDAQ staff's determination, the trading price of the Company's common stock has increased. As of February 29, 2000, the closing bid price of the Company's common stock had exceeded the $1.00 minimum every trading day since December 23, 1999. In addition, subsequent to the Panel's hearing, the Company has sold equity securities with net proceeds of approximately $4,580,000.

  The Panel determined that the Company has complied with the $1.00 minimum bid price and $5,000,000 market value of public float requirements. However, the Panel has required that on or before April 14, 2000, the Company make a public filing evidencing a minimum of $8,000,000 in net tangible assets. The filing is to contain a February 29, 2000 balance sheet with pro forma adjustments for any significant events or transactions occurring on or before the filing date.

  Notwithstanding these favorable events, no assurances can be given that the Company will be able to meet the $8,000,000 requirement or that the common stock will remain listed on the NASDAQ National Market. If the Company's common stock ceases to be listed on the NASDAQ National Market, such failure to be listed could have a material adverse effect on the transferability of the common stock, and may have a material adverse effect on the value of the common stock as well.

ITEM 6. SELECTED FINANCIAL DATA.

  The following tables set forth selected historical consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

For years ended December
31:                          1999         1998         1997         1996         1995
------------------------  -----------  -----------  -----------  -----------  -----------
Total Revenues(1).......  $ 7,165,000  $ 5,147,000  $ 5,059,000  $ 4,867,000  $ 5,136,000
Net loss................  $(4,447,000) $(7,129,000) $(5,151,000) $(5,992,000) $(8,892,000)(2)
Net loss per share--
 basic and diluted......  $      (.56) $     (1.02) $     (1.17) $     (2.34) $     (4.10)(2)


As of December 31:           1999         1998         1997         1996         1995
------------------        -----------  -----------  -----------  -----------  -----------
Total assets............  $ 5,184,000  $11,168,000  $12,575,000  $ 7,997,000  $ 9,870,000
Long-term obligations...  $   194,000  $ 1,613,000  $ 1,570,000  $     2,000  $ 1,332,000
Common shares
 outstanding............    7,928,784    7,845,352    5,719,265    2,758,149    2,424,887

--------
(1) Earned interest not included in revenue.
(2) Includes a charge of $3,329,000 ($1.55 per share) for the write-off of certain technology of an acquired company.

  As explained under the caption "ACQUISITIONS" in Management's Discussion and Analysis of Financial Condition and Results of Operations below, the Company made significant acquisitions during 1995 and 1997 that affect the comparability of the amounts reflected in the table above.

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

  The acquisitions described above were completed through the exchange of stock and were accounted for as purchases; accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the dates of the acquisitions.

  Because the acquisitions have been accounted for as purchases, the Company's consolidated results of operations include the operating results of the acquired businesses from the dates of acquisition only. Therefore, the results of Therox's operations have been included in the consolidated statements of operations from July 19, 1995, and the results of IMS' operations are included in the Company's consolidated statement of operations beginning January 1, 1998.

  Costs relating to the acquisitions, the Company's more complex corporate structure and the increased research and development investments have placed significant demand on the Company's limited management and financial resources. See "Financial Condition, Liquidity and Capital Resources" below.

Financial Condition, Liquidity and Capital Resources

  The Company's working capital decreased during 1999 from $3,030,000 as of December 31, 1998 to $924,000 as of December 31, 1999. This decrease in working capital resulted primarily from the net loss for

1999 ($4,447,000 less non-cash charges of $1,268,000), offset by a $472,000 increase in working capital resulting from the sale of land and building (proceeds of $1,959,000 less debt repayment of $1,487,000).

  Cash and cash equivalents decreased from $2,575,000 at December 31, 1998 to $789,000 at December 31, 1999.

  The Company expects to continue to report losses in 2000 as the level of expenses is expected to continue to exceed revenues. The Company can give no assurances as to when and if its revenues will exceed its expenses.

  In March 2000, the Company sold 1,010,868 shares of its common stock together with warrants to purchase 2,021,736 shares of common stock in a private placement. Net proceeds from the sale were approximately $4,580,000. The terms of the private placement allow additional closings, and the Company expects to sell additional securities in this private placement before the end of the first quarter of 2000. The Company expects that additional capital will be required during 2000 to continue operating in accordance with its current plans. If the Company is unable to generate additional funding through an increase in revenues, additional borrowings or raising additional capital during 2000, it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

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

Information Systems and the Year 2000

  As is the case with most other companies using computers in their operations, the Company has addressed the Year 2000 problem. The Company reviewed its computer hardware and software to determine whether they would consistently and properly recognize the Year 2000. Certain of the Company's systems included hardware and packaged software recently purchased from vendors who represented that these systems were already Year 2000 compliant.

  Other hardware and software used by the Company was identified by the Company as not being Year 2000 compliant, particularly certain packaged software used in the Company's accounting systems. Upgrades to certain software packages used in the Company's accounting and manufacturing systems have been installed. Most of the hardware and software replacements for accounting and manufacturing systems required were replacements that would have been made regardless of the Year 2000 issue.

  The Company has reviewed all of its systems, including embedded technology in non-information technology systems, which might be affected by the Year 2000. The Company has reviewed communications, security, and environmental monitoring and control systems as well as certain laboratory and manufacturing equipment and equipment manufactured for customers.

  The Company has experienced no unusual system problems since the end of 1999 and believes that it has no remaining significant compliance issues. However, there is no assurance that currently undetected Year 2000 problems will not arise.

  The Company's total cost for upgrades and replacements of software, older computer hardware and other systems or components including embedded technology that might have been affected by the Year 2000 issue was less than $100,000.

Results of Operations

 Future Divestiture of Assets

  At the direction of the Company's board of directors, the Company is currently undertaking a restructuring and reorganization under which the non-therapeutic assets of the Company, including substantially all of the assets of OXIS Health Products, Inc., are to be divested or spun off and the Company will be refocused in the area of ethical pharmaceutical development. Although a formal plan for this divestiture has not been put in place, it is anticipated that all of the assets that are currently generating revenues for the Company will either be sold to a third party or spun off to shareholders. Upon completion of this anticipated restructuring, the Company will no longer have a source of current revenues. The Company's continued operations will be dependent upon additional capital financing until such time as revenues can be generated from its therapeutic development programs.

 Revenues

  The Company's revenues for the past three years consisted of the following:

                                                  1999       1998       1997
                                               ---------- ---------- ----------
   Research assays and fine chemicals......... $1,098,000 $  793,000 $1,051,000
   Therapeutic drug monitoring assays.........  1,547,000  1,438,000  1,544,000
   Medical Instruments........................  1,319,000  2,477,000        --
   bSOD for research and human use............  1,123,000      8,000  1,559,000
   Palosein(R) (bSOD for veterinary use)......    237,000    220,000    542,000
   License and sale of technology.............  1,511,000        --     150,000
   Other......................................    330,000    211,000    213,000
                                               ---------- ---------- ----------
     Total sales.............................. $7,165,000 $5,147,000 $5,059,000
                                               ========== ========== ==========

  Sales of research assays and fine chemicals declined by $258,000 from $1,051,000 in 1997 to $793,000 in 1998 due to a decline in sales volumes. The single product with the largest decline was l-ergothioneine with a decline of $ 116,000. The Company sells l-ergothioneine in bulk and its sales have been sporadic. In 1999 sales of research assays and fine chemicals increased by $305,000 due to an increase in sales volume of assays to measure markers of oxidative stress and bulk components of those assays.

  The volume of therapeutic drug monitoring assays declined in 1998 as compared to 1997, resulting in a decrease in sales of $106,000. In 1999 sales of therapeutic drug monitoring assays increased by $109,000, to $1,547,000.

  Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. Sales of therapeutic drug monitoring assays for the year ended December 31, 1999 include $158,000 for the sale of the therapeutic drug monitoring finished goods inventory to the purchaser of the rights to this technology. Increased sales volumes to the Company's distributors in the first six months of 1999 also contributed to the increase. Therapeutic drug monitoring assay revenues subsequent to June 29, 1999 represent sales of assays and services to the purchaser of the rights to this technology. Such revenues in the second half of 1999 were less than the therapeutic drug monitoring assay sales in the second half of 1998, and are expected to continue to be less in the near-term future. Revenues from therapeutic drug monitoring assay sales and related services may terminate at the end of the third quarter of 2000, when the contract to manufacture product for the purchaser of the technology expires.

  Sales of medical instruments by the Company began in 1998, following the acquisition of IMS on December 31, 1997. Revenue from instrument sales and development declined by $1,158,000 from $2,477,000 in 1998 to $1,319,000 in
1999. This decrease resulted from reduced orders from certain customers for whom the Company acts as an original equipment manufacturer.

  Sales of bSOD have been made primarily to the Company's Spanish licensee. The Company sold bulk bSOD to this customer in 1997 and 1999, but not in 1998. The Company does not yet have any orders for delivery of bulk bSOD subsequent to 1999. Future sales of bulk bSOD beyond 1999 are largely dependent on the needs of the Company's Spanish licensee which are uncertain and difficult to predict and no assurances can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

  Sales of Palosein(R), which is sold primarily to veterinary wholesalers in the United States and Europe declined by $322,000 to $220,000 in 1998. The decrease in sales resulted from declining sales volumes due to a reduction in the Company's marketing efforts. Palosein sales increased modestly, to $237,000 in 1999.

  Revenues from the license and sale of technology in 1999 consist of $911,000 recognized as compensation for the intellectual property and contract rights relating to the therapeutic drug monitoring assays and $600,000 paid to the Company for the assignment of the Company's patents relating to polyalkylene glycol technology.

 Costs and Expenses

  Cost of sales increased from 66% of product sales in 1997 to 83% of product sales in 1998. The 1998 increase in cost of sales as a percentage of product sales was due primarily to low product margins on sales of medical instruments in 1998. Cost of sales in 1999 decreased slightly to 82% of sales. Improved margins in 1999 on sales of research assays and therapeutic drug monitoring assays were mostly offset by the excess ($368,000) of the cost of technology sold over the proceeds from the sale of technology and an increase in instrument manufacturing costs as a percentage of instrument sales, which resulted from the decline in instrument sales volumes. The Company's cost of sales includes amortization of purchase price adjustments (primarily technology) acquired in 1994 and 1997 (amortization of $725,000 in 1997, $857,000 in 1998 and $557,000 in 1999). Excluding amortization of purchase adjustments and excluding technology sales and the cost of technology sales in 1999, the Company's cost of sales as a percentage of sales was 51% in 1997, 66% in 1998 and 72% in 1999.

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

  Cost of technology sold in 1999 represents the carrying value of the technology relating to the therapeutic drug monitoring assays that was sold.

  Research and development costs increased by $55,000, from $4,319,000 in 1997 to $4,374,000 in 1998. Decreases in 1998 due to cost reductions of the Company's French subsidiary ($352,000) and a decrease in expenses relating to clinical studies of the Company's lead therapeutic program ($189,000) were offset by a $585,000 charge to write down the carrying value of equipment in the French subsidiary's research facility following the Company's decision to close that facility. Research and development costs decreased by $1,973,000 in 1999, to $2,401,000. The decrease in 1999 resulted primarily from the closure of the French research facility in the first half of 1999 and further reductions in expenditures on therapeutic development projects while the Company sought additional funds for its therapeutic development programs. As a result of the closure, expenses of the French research facility were reduced from $2,378,000 in 1998 (including the $585,000 write-down of equipment) to $1,058,000 in 1999, a reduction of $1,320,000.

  Sales, general and administrative expenses increased by $937,000 in 1998, from $2,618,000, to $3,555,000, primarily due to the sales, general and administrative expenses of OXIS Instruments, Inc., acquired by the Company on December 31, 1997. In 1999 sales, general and administrative expenses decreased by $270,000, to $3,285,000. The decrease in 1999 was mostly due to reductions in compensation expense.

 Interest Income and Expense

  Interest income increased by $87,000, from $78,000 in 1997 to $165,000 in 1998 due to an increase in funds available for short-term investment, then declined to $57,000 in 1999 as funds from the 1998 private placement of securities were spent.

  Interest expense increased to $298,000 in 1998 from $151,000 in 1997 due primarily to the increased debt assumed upon the acquisition of Innovative Medical Systems Corp at the of 1997. Interest expense decreased in 1999 to $94,000 due primarily to the payment of long-term debt in connection with the sale of land and buildings in February 1999.

 Net Loss

  The Company incurred net losses in 1997, 1998 and 1999 and does not expect to be profitable in the foreseeable future.

  Lower profit margins and increased sales, general and administrative expenses resulted in a $1,978,000 increase in the net loss in 1998 as compared to 1997. The decrease in net loss per share in 1998 is primarily due to the increase in the weighted average number of shares outstanding. The Company's net loss in 1999 was reduced by $2,682,000 as compared to 1998 due primarily to the reduction of research and development costs.

  The Company expects to incur a substantial net loss for 2000. If the Company develops substantial new revenue sources or if substantial additional capital is raised through further sales of securities (See Financial Condition, Liquidity and Capital Resources), the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital or to develop new revenue sources, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Shareholders of OXIS International, Inc.:

    We have audited the accompanying consolidated balance sheets of OXIS International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14(d) on Form 10-K. These financial statements and financial statement schedule are the responsibility of the management of OXIS International, Inc. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of OXIS International, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in each of the last three years, and at December 31, 1999, the Company had an accumulated deficit of $49,750,000, raising substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Deloitte & Touche LLP

  Portland, Oregon
  March 7, 2000

                            OXIS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------

                      ASSETS

Current assets:
  Cash and cash equivalents........................ $    789,000  $  2,575,000
  Accounts receivable, net of allowance of $136,000
   ($77,000 at December 31, 1998)..................    1,072,000       992,000
  Inventories......................................    1,327,000     1,576,000
  Prepaid and other................................       37,000       258,000
                                                    ------------  ------------
      Total current assets.........................    3,225,000     5,401,000
Property, plant and equipment, net.................      808,000     2,817,000
Technology for developed products..................      864,000     2,570,000
Other assets.......................................      287,000       380,000
                                                    ------------  ------------
      Total assets................................. $  5,184,000  $ 11,168,000
                                                    ============  ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable.................................... $    681,000  $    724,000
  Accounts payable.................................    1,131,000       716,000
  Customer deposits................................          --        120,000
  Accrued payroll and payroll taxes................      271,000       430,000
  Other accrued liabilities........................      124,000       270,000
  Current portion of long-term debt................       94,000       111,000
                                                    ------------  ------------
      Total current liabilities....................    2,301,000     2,371,000
Long-term debt due after one year..................      194,000     1,613,000

Commitments and contingencies (Notes 1, 3 and 10)

Shareholders' equity:
  Preferred stock--$.01 par value; 15,000,000
   shares authorized:
    Series B--428,389 shares issued and outstanding
     at December 31, 1999 and 1998 (aggregate
     liquidation preference of $1,000,000).........        4,000         4,000
    Series C--608,536 shares issued and outstanding
     at December 31, 1999 (807,878 at December 31,
     1998).........................................        6,000         8,000
  Common stock--$.001 par value; 95,000,000 shares
   authorized; 7,928,784 shares issued and
   outstanding at December 31, 1999 (7,845,352 at
   December 31, 1998)..............................        8,000         8,000
  Additional paid in capital.......................   52,756,000    52,754,000
  Accumulated deficit..............................  (49,750,000)  (45,303,000)
Accumulated other comprehensive loss - foreign
 currency translation adjustments..................     (335,000)     (287,000)
                                                    ------------  ------------
      Total shareholders' equity...................    2,689,000     7,184,000
                                                    ------------  ------------
      Total liabilities and shareholders' equity... $  5,184,000  $ 11,168,000
                                                    ============  ============


                            See accompanying notes.

                            OXIS INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                              Years ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
Revenues...............................  $ 7,165,000  $ 5,147,000  $ 5,059,000
Costs and expenses:
  Cost of product sales................    4,610,000    4,214,000    3,200,000
  Cost of technology sold..............    1,279,000           --           --
  Research and development.............    2,401,000    4,374,000    4,319,000
  Sales, general and administrative....    3,285,000    3,555,000    2,618,000
                                         -----------  -----------  -----------
    Total costs and expenses...........   11,575,000   12,143,000   10,137,000
                                         -----------  -----------  -----------
Operating loss.........................   (4,410,000)  (6,996,000)  (5,078,000)
Interest income........................       57,000      165,000       78,000
Interest expense.......................      (94,000)    (298,000)    (151,000)
                                         -----------  -----------  -----------
Net loss...............................   (4,447,000)  (7,129,000)  (5,151,000)
Other comprehensive loss - foreign
 currency translation adjustments......      (48,000)     (33,000)    (178,000)
                                         -----------  -----------  -----------
Comprehensive loss.....................  $(4,495,000) $(7,162,000) $(5,329,000)
                                         ===========  ===========  ===========
Net loss per share--basic and diluted..  $      (.56) $     (1.02) $     (1.17)
                                         ===========  ===========  ===========
Weighted average number of shares used
 in computation--basic and diluted.....    7,888,316    6,985,698    4,389,424
                                         ===========  ===========  ===========




                            See accompanying notes.

                            OXIS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
Cash flows from operating activities:
 Net loss..............................  $(4,447,000) $(7,129,000) $(5,151,000)
 Adjustments to reconcile net loss to
  cash used for operating activities:
   Depreciation and amortization.......      838,000    1,558,000    1,224,000
   Loss on disposals of land, building
    and equipment......................       62,000          --           --
   Loss on sale of technology..........      368,000          --           --
   Cash proceeds from sale of
    technology.........................      342,000          --           --
   Write-down of equipment to be
    disposed...........................          --       585,000          --
   Changes in assets and liabilities
    (net of business acquisitions):
     Accounts receivable...............      (86,000)     845,000     (881,000)
     Inventories.......................      237,000       49,000     (152,000)
     Prepaid and other current assets..      220,000     (179,000)     132,000
     Accounts payable..................      384,000     (845,000)    (178,000)
     Customer deposits.................     (120,000)     120,000     (132,000)
     Accrued payroll and payroll
      taxes............................     (129,000)    (182,000)      69,000
     Other accrued liabilities.........     (146,000)     (67,000)     222,000
                                         -----------  -----------  -----------
      Net cash used for operating
       activities......................   (2,477,000)  (5,245,000)  (4,847,000)


Cash flows from investing activities:
 Proceeds from sale of land, building
  and equipment........................    1,967,000          --           --
 Collection of note receivable.........      569,000          --           --
 Purchase of equipment.................     (257,000)    (104,000)     (70,000)
 Cash of business acquired.............          --           --         7,000
 Additions to patents and other
  assets...............................     (124,000)    (160,000)     (50,000)
 Other.................................       (5,000)      20,000          --
                                         -----------  -----------  -----------
      Net cash provided by (used for)
       investing activities............    2,150,000     (244,000)    (113,000)

Cash flows from financing activities:
 Proceeds from issuance of stock, net
  of related cost......................          --     7,513,000    6,215,000
 Short-term borrowing..................          --       404,000      872,000
 Proceeds from issuance of long-term
  debt.................................       93,000      150,000          --
 Redemption of Series D preferred
  stock................................          --      (700,000)         --
 Repayment of short-term notes.........      (44,000)    (443,000)  (1,113,000)
 Repayment of long-term debt...........   (1,528,000)     (89,000)     (71,000)
                                         -----------  -----------  -----------
      Net cash provided by (used for)
       financing activities............   (1,479,000)   6,835,000    5,903,000
Effect of exchange rate changes on
 cash..................................       20,000      (61,000)     (75,000)
                                         -----------  -----------  -----------
Net increase (decrease) in cash and
 cash equivalents......................   (1,786,000)   1,285,000      868,000

Cash and cash equivalents--beginning of
 year..................................    2,575,000    1,290,000      422,000
                                         -----------  -----------  -----------
Cash and cash equivalents--end of
 year..................................  $   789,000  $ 2,575,000  $ 1,290,000
                                         ===========  ===========  ===========




Cash paid for interest.................  $   125,000  $   217,000  $    55,000


Supplemental schedule of noncash
 operating and financing activities:
 Issuance of Common Stock in exchange
  for cancellation of notes and accrued
  interest.............................          --       778,000          --
 Conversion of Preferred Stock into
  Common Stock.........................      233,000      642,000    2,527,000
 Common stock issued or to be issued in
  business acquisition, net of cash
  acquired.............................          --           --     1,552,000
 Note received as part of proceeds from
  sale of technology...................      569,000          --           --

                            See accompanying notes.

                           OXIS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years ended December 31, 1999, 1998, and 1997

                           Preferred Stock      Common Stock   Additional                 Accumulated     Total
                          ------------------  ----------------   paid-in    Accumulated   translation shareholders'
                           Shares    Amount    Shares   Amount   capital      deficit     adjustments    equity
                          ---------  -------  --------- ------ -----------  ------------  ----------- -------------
Balances, January 1,
 1997...................  2,293,590  $23,000  2,758,149 $4,000 $37,597,000  $(33,023,000)  $ (76,000)  $ 4,525,000
Conversion of Series C
 preferred shares to
 common.................   (625,460)  (6,000)   173,925              6,000                                     --
Conversion of Series D
 preferred shares to
 common.................       (900)            376,960                                                        --
Conversion of Series E
 preferred shares to
 common.................     (2,200)            396,220                                                        --
Public offering of
 common shares (Note
 6).....................                      1,800,000  2,000   5,962,000                               5,964,000
Shares issued in
 connection with 1997
 business combination
 (Note 3)...............                        200,000          1,559,000                               1,559,000
Other issuance of common
 stock..................                         14,011             36,000                                  36,000
Net loss................                                                      (5,151,000)               (5,151,000)
Foreign currency
 translation
 adjustments............                                                                    (178,000)     (178,000)
                          ---------  -------  --------- ------ -----------  ------------   ---------   -----------
Balances, December 31,
 1997...................  1,665,030   17,000  5,719,265  6,000  45,160,000   (38,174,000)   (254,000)    6,755,000
Conversion of Series B
 preferred shares to
 common.................   (214,194)  (2,000)    42,839              2,000                                     --
Conversion of Series C
 preferred shares to
 common.................   (213,819)  (3,000)    61,770              3,000                                     --
Conversion of Series D
 preferred shares to
 common.................        (50)             35,800                                                        --
Sales of common shares..                      1,985,678  2,000   8,289,000                               8,291,000
Retirement of Series D
 preferred shares.......       (700)                              (700,000)                               (700,000)
Net loss................                                                      (7,129,000)               (7,129,000)
Foreign currency
 translation
 adjustments............                                                                     (33,000)      (33,000)
                          ---------  -------  --------- ------ -----------  ------------   ---------   -----------
Balances, December 31,
 1998...................  1,236,267   12,000  7,845,352  8,000  52,754,000   (45,303,000)   (287,000)    7,184,000
Shares issued in
 connection with 1997
 business combination
 (Note 3)...............                         25,844                                                        --
Conversion of Series C
 preferred shares to
 common.................   (199,342)  (2,000)    57,588              2,000                                     --
Net loss................                                                      (4,447,000)               (4,447,000)
Foreign currency
 translation
 adjustment.............                                                                     (48,000)      (48,000)
                          ---------  -------  --------- ------ -----------  ------------   ---------   -----------
Balances, December 31,
 1999...................  1,036,925  $10,000  7,928,784 $8,000 $52,756,000  $(49,750,000)  $(335,000)  $ 2,689,000
                          =========  =======  ========= ====== ===========  ============   =========   ===========

                            See accompanying notes.

                           OXIS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 1999, 1998 and 1997

1. Description of Business and Basis of Presentation

  OXIS International, Inc. (the "Company") develops, manufactures and markets selected therapeutic and diagnostic products and medical instruments. The Company's research and development efforts are concentrated principally in the development of products to diagnose, treat and prevent diseases associated with free radicals and reactive oxygen species. The Company is headquartered in Portland, Oregon and has an instrument manufacturing facility near Philadelphia, Pennsylvania.

  Therapeutic drug monitoring assays are manufactured by the Company in the United States and were sold to hospital clinical laboratories and reference laboratories by an in-house sales force and a network of distributors both within and outside the United States. Subsequent to June 1999, the Company has been manufacturing therapeutic drug monitoring assays pursuant to a contract with the purchaser of the therapeutic drug monitoring technology (see Note 8). Assays to measure markers of oxidative stress are manufactured by the Company in the United States and are sold directly to researchers and to distributors for resale to researchers, primarily in Europe, the United States and Japan. Medical instruments are manufactured in the United States and are sold to distributors and other customers both within and outside the United States. The Company also sells pharmaceutical forms of superoxide dismutase (SOD) for human and veterinary use.

  At the direction of the Company's board of directors, the Company is currently undertaking a restructuring and reorganization under which the non-therapeutic assets of the Company, including substantially all of the assets of OXIS Health Products, Inc., are to be divested or spun off and the Company will be refocused in the area of ethical pharmaceutical development. Although a formal plan for this divestiture has not been put in place, it is anticipated that all of the assets that are currently generating revenues for the Company will either be sold to a third party or spun off to shareholders. Upon completion of this anticipated restructuring, the Company will no longer have a source of current revenues. The Company's continued operations will be dependent upon additional capital financing until such time as revenues can be generated from its therapeutic development programs.

  These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each of the last three years and at December 31, 1999 had an accumulated deficit of $49,750,000. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

  In March 2000, the Company sold 1,010,868 shares of its common stock together with warrants to purchase 2,021,736 shares of common stock in a private placement. Net proceeds from the sale were approximately $4,580,000. The terms of the private placement allow additional closings, and the Company expects to sell additional securities in this private placement before the end of the first quarter of 2000. The Company expects that additional capital will be required during 2000 to continue operating in accordance with its current plans. If the Company is unable to generate additional funding through an increase in revenues, additional borrowings or raising additional capital during 2000 it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997


  The Company was notified by NASDAQ that it was not in compliance with certain NASDAQ requirements for continued listing on the NASDAQ National Market. Specifically, the Company failed to meet the requirements for maintaining (1) a minimum bid price of $1.00, (2) market value of public float greater than or equal to $5,000,000, and (3) minimum net tangible assets of at least $4,000,000. NASDAQ staff notified the Company that it had determined to delist the Company's common stock from the NASDAQ National Market. However, the Company requested an oral hearing to appeal the staff's determination to a NASDAQ Listing Qualifications Panel (the "Panel"), and such hearing was held on February 10, 2000.

  Subsequent to the NASDAQ staff's determination, the trading price of the Company's common stock has increased. As of February 29, 2000, the closing bid price of the Company's common stock had exceeded the $1.00 minimum every trading day since December 23, 1999.

  The Panel determined that the Company has complied with the $1.00 minimum bid price and $5,000,000 market value of public float requirements. However, the Panel has required that on or before April 14, 2000, the Company make a public filing evidencing a minimum of $8,000,000 in net tangible assets. The filing is to contain a February 29, 2000 balance sheet with pro forma adjustments for any significant events or transactions occurring on or before the filing date.

2. Significant Accounting Policies

  Principles of consolidation--The accompanying financial statements include the accounts of the Company as well as its subsidiaries. The functional currency of the Company's French subsidiary is the French franc. The French subsidiary's assets and liabilities are translated at the exchange rate at the end of the year, and its statement of operations is translated at the average exchange rates during each year. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income or loss and accumulated as a separate component of shareholders' equity. All significant intercompany balances and transactions are eliminated in consolidation.

  Cash equivalents consist of money market accounts with commercial banks.

  Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at December 31, 1999 and 1998, consisted of the following:

                                                              1999       1998
                                                           ---------- ----------
     Raw materials........................................ $  492,000 $  817,000
     Work in process......................................    438,000    406,000
     Finished goods.......................................    397,000    353,000
                                                           ---------- ----------
       Total.............................................. $1,327,000 $1,576,000
                                                           ========== ==========

  Property, plant and equipment is stated at cost. Depreciation of equipment is computed using the straight-line method over estimated useful lives of three to ten years. Building and building improvements have been depreciated using the straight-line method over estimated useful lives of thirty years. Leasehold improvements are amortized over the shorter of five years or the remaining lease term.

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997

  Property, plant and equipment at December 31, 1999 and 1998, consisted of the following:

                                                            1999        1998
                                                         ----------  ----------
Land.................................................... $      --   $  220,000
Building and improvements...............................        --    1,797,000
Furniture and office equipment..........................    336,000     327,000
Laboratory and manufacturing equipment..................  1,374,000   1,382,000
Leasehold improvements..................................     57,000      55,000
                                                         ----------  ----------
Property, plant and equipment, at cost..................  1,767,000   3,781,000
Accumulated depreciation and amortization...............   (959,000)   (964,000)
                                                         ----------  ----------
Property, plant and equipment, net...................... $  808,000  $2,817,000
                                                         ==========  ==========

  In February 1999, all of the Company's land, building and improvements with a net book value of $1,894,000 was sold for a gross sales price of $2,062,000.

  In the first half of 1999 the Company closed its research and development facility in France. Substantially all research and development activities being carried on by the Company's French subsidiary were ceased in early 1999. As of December 31, 1998, the carrying value of that equipment was written down to its estimated net realizable value, resulting in a $585,000 charge to research and development expense in 1998. This charge is included in the segment loss for the therapeutic development segment in the segment information in Note 8.

  Technology--Technology for developed products acquired in business combinations is amortized over estimated useful lives of seven to ten years. Accumulated amortization of technology for developed products was $712,000 as of December 31, 1999, and $3,113,000 as of December 31, 1998. The Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets.

  Stock options--The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options.

  Revenue recognition--The Company manufactures, or has manufactured on a contract basis, products that are sold to customers. The Company recognizes product sales upon shipment of the product to the customer. The Company also develops and acquires technology that is either used in the Company's operations or sold, licensed or assigned to third parties. The Company recognizes revenue upon the sale or assignment of technology to third parties.

  Income taxes--Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Net loss per share--Net loss per share is computed based upon the weighted average number of common shares outstanding ("basic") and, if dilutive, the incremental shares issuable upon the assumed exercise of stock options or warrants and the assumed conversion of preferred stock ("dilutive"). Due to the net losses in each of the last three years, the computation of dilutive net loss per share is antidilutive and therefore is the same as basic. If the Company had been profitable in 1999 approximately 12,000 additional shares would have been included in the calculation of dilutive earning per share due to the dilutive effect of the assumed exercise of stock options.

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997


  Restatement to reflect reverse stock split--As described in Note 6, a one-for-five reverse split of the Company's common stock became effective October 21, 1998. All common share and per common share amounts have been restated to reflect the reverse split.

  Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

  Fair value of financial instruments--The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, notes payable, customer deposits and accounts payable approximates fair value due to the short-term nature of the accounts. The carrying amount reported in the balance sheet for long-term debt reflects fair value based on approximate rates that would currently be available to the Company.

3. Business Combination

  On December 31, 1997, the Company consummated the acquisition of Innovative Medical Systems Corp. ("IMS") pursuant to a transaction whereby the Company acquired all of the outstanding stock of IMS in exchange for 200,000 shares of the Company's common stock issued immediately and additional common shares to be issued. The name of IMS was changed to OXIS Instruments, Inc. during 1998. The acquisition of IMS has been recorded as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. The aggregate purchase price of $1,559,000 has been allocated to the assets and liabilities acquired. The purchase price represents the sum of (1) 200,000 common shares issued times the average per share closing price of the Company's common stock for the three days before and after November 1, 1997, the date on which the two companies reached agreement on the purchase price and (2) the present value of minimum future issuances of common stock aggregating $1,250,000. Additional common shares are to be issued to former IMS shareholders annually through 2003. The number of additional common shares which may be issued to former IMS shareholders depends, among other things, on future annual revenues of OXIS Instruments, Inc., through 2002 and on the market price of the Company's common stock. Based on the revenues of OXIS Instruments, Inc. for 1998 and 1999, no additional common shares have been required. Management does not expect the future revenues of OXIS Instruments, Inc. to reach levels that would increase payments to former IMS shareholders beyond the minimum. The total number of additional shares of common stock which may be issued subsequent to December 31, 1999, to former IMS shareholders in exchange for their IMS stock is limited to a maximum of 878,009 shares.

  During 1998 the Company completed its allocation of the purchase price of IMS. The cost of the acquisition of IMS has been allocated to the assets acquired and liabilities assumed as follows:

     Cash.......................................................... $     7,000
     Accounts receivable...........................................     324,000
     Inventories...................................................     878,000
     Property, plant and equipment.................................   2,861,000
     Other assets..................................................     345,000
     Less liabilities assumed......................................  (2,856,000)
                                                                    -----------
     Acquisition cost.............................................. $ 1,559,000
                                                                    ===========

  Because the acquisition has been recorded as a purchase, the Company's consolidated results of operations for 1997 do not include the operating results of the acquired company.

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997


4. Notes Payable

  Notes payable at December 31, 1999 and 1998 consisted of the following:

                                                                1999     1998
                                                              -------- --------
     Note payable to Commerce Bank........................... $361,000 $404,000
     8% unsecured notes......................................  320,000  320,000
                                                              -------- --------
                                                              $681,000 $724,000
                                                              ======== ========

  The note payable to Commerce Bank is the outstanding balance pursuant to a $450,000 line of credit and bears interest at the bank's prime rate plus 1.75% (10.50% at December 31, 1999). The line of credit expires April 1, 2000. The liability is secured by inventory and accounts receivable of OXIS Instruments, Inc. and is guaranteed by a former IMS shareholder.

  The 8% unsecured notes are due to shareholders of the Company. The notes were due in May 1997. The remaining noteholders are indebted to the Company under the terms of a separate indemnification agreement related to a contingency associated with a previous purchase. Of the $320,000 liability, $160,000 was converted into equity securities in March 2000. Payment of the remaining note has been deferred pending the outcome of ongoing discussions with the noteholder.

5. Long-Term Debt

  Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                              1999      1998
                                                            -------- ----------
Note payable to Newcourt Small Business Lending
 Corporation, secured by land, building, improvements,
 equipment, accounts receivable and general intangibles of
 OXIS Instruments Inc.; interest at prime plus 2%; paid in
 February 1999............................................. $    --  $1,491,000
Notes payable to shareholders, interest at 8--8.25% due in
 monthly installments through 2013.........................  203,000    233,000
Other......................................................   85,000        --
                                                            -------- ----------
                                                             288,000  1,724,000
Less amounts due within one year...........................   94,000    111,000
                                                            -------- ----------
                                                            $194,000 $1,613,000
                                                            ======== ==========

  The aggregate annual maturities of the long-term debt during the years ending December 31, 2001 to 2004 are as follows: 2001--$37,000; 2002--$37,000;
2003--$8,000; 2004--$8,000.

6. Shareholders' Equity

  Common Stock. On May 20, 1997, the Company issued 1,800,000 shares of its common stock pursuant to an underwriting agreement with certain underwriters in France. The underwriters purchased the stock at a price of 23 French francs per share (an aggregate of $7,328,000). The newly-issued shares have been listed on the French stock market, Le Nouveau Marche, and on the NASDAQ National Market System.

  In the second and third quarters of 1998 the Company completed a private placement of its common stock together with warrants to a series of institutional investors ("units"). The units, consisting of one share of common stock plus a warrant to purchase one share of common stock, were priced at the NASDAQ closing price

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997

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

  Preferred Stock--Terms of the preferred stock are to be fixed by the Board of Directors at such time as the preferred stock is issued. During 1998, 214,194 shares of Series B Preferred Stock were converted into 42,838 shares of common stock. The remaining 428,389 outstanding shares of Series B Preferred Stock are convertible into and have voting rights equivalent to 85,678 shares of common stock. The Series B Preferred Stock has certain preferential rights with respect to liquidation and dividends.

  The shares of Series C Preferred Stock are convertible into shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 nor more than .2889 common shares for each Series C Preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C Preferred Stock into common stock if the average closing bid price of the Company's common stock on the NASDAQ National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C Preferred Stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. Through December 31, 1999, 1,165,544 shares of Series C Preferred Stock have been converted into common stock. As of December 31, 1999, 608,536 shares of Series C Preferred Stock remained outstanding.

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

  Stock Warrants--In connection with the issuance of common stock, 8% Convertible Subordinated Debentures, and Series B, C and E Preferred Stock, the Company has issued to its placement agents warrants to purchase 122,911 shares of common stock at prices ranging from $6.875 to $16.25 per share. These warrants all remained outstanding and were exercisable at December 31, 1999. They expire between May 2000 and December 2001.

  A warrant to purchase 162,025 common shares at $12.50 per share was issued to the purchaser of the Company's Series D Preferred Stock. This warrant was immediately exercisable and remained outstanding as of December 31, 1999. It expires in May 2001.

  Warrants to purchase 60,000 common shares were issued to the purchasers of the secured convertible term notes in October 1996. The warrants have an exercise price of $3.05 per share and expire on October 11, 2001. They were immediately exercisable and remained outstanding as of December 31, 1999.

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997


  Warrants to purchase 1,985,678 common shares at exercise prices of $5.25 to $6.75 that were issued in connection with the sale of common shares during 1998 remained outstanding at December 31, 1999. These warrants became exercisable during 1999 and expire in April and May 2003.

  Stock Options--The Company has a stock incentive plan under which 1,365,000 shares of the Company's common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. Options granted pursuant to the Plan have a maximum term of ten years; vesting is determined by the Compensation Committee of the Company's board of directors. Options granted through 1999 have had vesting requirements of up to four years. The plan permits grants of options at less than the fair market value of the underlying shares on the date of the grant, but through 1999 no such options have been issued. Options granted and outstanding under the plan are summarized as follows:

                                 1999               1998              1997
                          ------------------- ----------------- -----------------
                                     Weighted          Weighted          Weighted
                                     average           average           average
                                     exercise          exercise          exercise
                           Shares     price   Shares    price   Shares    price
                          ---------  -------- -------  -------- -------  --------
Outstanding at beginning
 of year................    483,560   $6.36   468,740   $7.10   284,100   $9.60
Granted.................    675,600     .46   112,500   $3.37   188,760   $3.10
Exercised...............        --      --        --      --        --      --
Forfeitures.............    (46,800)  $6.99   (97,680)  $6.49    (4,120)  $6.65
                          ---------   -----   -------   -----   -------   -----
Outstanding at end of
 year...................  1,112,360   $2.75   483,560   $6.36   468,740   $7.10
                          =========   =====   =======   =====   =======   =====
Exercisable at end of
 year...................    631,780   $4.35   361,356   $7.16   266,613   $8.30
                          =========   =====   =======   =====   =======   =====

  The number of shares under option, weighted average exercise price and weighted average remaining contractual life of all options outstanding as of December 31, 1999, by range of exercise price was as follows:

          Range of                          Weighted average         Weighted average
       exercise price       Shares           exercise price           remaining life
       --------------       -------         ----------------         ----------------
       $  .43--$ 1.60       673,100              $  .44                 9.91 years
       $ 2.50--$ 4.55       230,560              $ 3.07                 7.99 years
       $ 5.75--$ 8.45       154,600              $ 7.85                 6.42 years
       $11.25--$17.50        54,100              $15.52                 5.10 years

  The number of shares under option and weighted average exercise price of options exercisable as of December 31, 1999, by range of exercise price was as follows:

              Range of                                                     Weighted average
           exercise price                Shares                             exercise price
           --------------                -------                           ----------------
           $  .43--$ 1.60                223,700                                $  .45
           $ 2.50--$ 4.55                199,380                                $ 3.02
           $ 5.75--$ 8.45                154,600                                $ 7.85
           $11.25--$17.50                 54,100                                $15.52

  The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options. Accordingly, since the exercise price of all options issued under the plan has been greater than or equal to the fair market value of

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997

the stock at the date of issue of the options, no compensation cost has been recognized for options granted under the plan. Had compensation cost for options granted under the plan been determined based on the fair value at the grant dates in a manner consistent with the method determined under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the net loss and net loss per share for 1999, 1998 and 1997 would have been changed to the pro forma amounts indicated below:

                                           1999         1998         1997
                                        -----------  -----------  -----------
   Net loss:
     As reported....................... $(4,447,000) $(7,129,000) $(5,151,000)
     Pro forma......................... $(4,282,000) $(7,183,000) $(5,543,000)
   Net loss per share--basic and
    diluted:
     As reported....................... $     (0.56) $     (1.02) $     (1.17)
     Pro forma......................... $     (0.54) $     (1.03) $     (1.25)

  For the purpose of computing the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                            Grants issued in
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
   Dividend yield.......................................      0%      0%      0%
   Expected volatility..................................     75%     74%     69%
   Risk-free interest rate..............................    6.6%    4.7%    5.7%
   Expected lives....................................... 3 years 3 years 3 years

  The weighted average fair value as of the option date was computed to be $.24 per share for options issued during 1999, $1.72 per share for options issued during 1998 and $4.15 per share for options issued during 1997.

  At December 31, 1998 and 1999 options remained outstanding that were not issued pursuant to the Company's stock incentive plan granting the holder the right to acquire 7,000 shares of the Company's common stock at $8.44 per share.

7. Income Taxes

  Income Tax Provision--Income tax provisions were not necessary in 1999, 1998 and 1997 due to net losses.

  Deferred Taxes--Deferred taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating losses and tax credit carryforwards.

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997


  The tax effects of significant items comprising the Company's deferred taxes as of December 31 were as follows:

                                                         1999         1998
                                                      -----------  -----------
United States taxes:
  Deferred tax assets:
    Federal net operating loss carryforward and
     capitalized research and development expenses... $ 6,592,000  $ 6,573,000
    Federal R&D tax credit carryforward..............     676,000      561,000
    State net operating loss carryforward and
     capitalized research and development expenses...     553,000      540,000
  Deferred tax liabilities--book basis in excess of
   noncurrent assets acquired in the acquisition of
   IBC and IMS.......................................    (242,000)    (995,000)
                                                      -----------  -----------
  Net deferred tax assets............................   7,579,000    6,679,000
  Valuation allowance................................  (7,579,000)  (6,679,000)
                                                      -----------  -----------
  Net deferred taxes................................. $       --   $       --
                                                      ===========  ===========
                                                         1999         1998
                                                      -----------  -----------
French taxes:
  Deferred tax assets:
    Net operating loss carryforward.................. $ 3,745,000  $ 4,226,000
    Impact of temporary differences..................         --       (78,000)
                                                      -----------  -----------
      Total..........................................   3,745,000    4,148,000
  Valuation allowance................................  (3,745,000)  (4,148,000)
                                                      -----------  -----------
  Net deferred taxes................................. $       --   $       --
                                                      ===========  ===========

  The tax benefits ($5,136,000) of the net operating losses of $15,410,000 which existed at the date of acquisition (September 7, 1994) of the French subsidiary will be recorded as a reduction of income tax expense when and if realized. Due to the closure of the French subsidiary's operations in early 1999, it is unlikely that the Company will ever realize any benefit from the French subsidiary's operating loss carryforwards.

  The tax benefits ($351,000) of the net operating losses of $1,032,000 which existed at the date of acquisition (December 31, 1997) of IMS will be recorded as a reduction of the net unamortized balance of property, plant and equipment and intangible assets of $627,000 when and if realized.

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

  Tax Carryforwards--At December 31, 1999, the Company had net operating loss carryforwards of approximately $10,787,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $676,000 to reduce United States federal taxes in future years. In

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997

addition, the Company's French subsidiary had operating loss carryforwards of $10,212,000 (66,527,000 French francs) to reduce French taxable income in future years. These carryforwards expire as follows:

                                                                       French
                                     United States net   R&D tax     operating
                                         operating        credit        loss
   Year of expiration                loss carryforward carryforward carryforward
   ------------------                ----------------- ------------ ------------
    2001............................    $    23,000      $123,000   $     3,000
    2002............................          7,000         6,000           --
    2003............................         44,000        55,000           --
    2004............................          5,000        34,000       473,000
    2005-2013.......................     10,708,000       458,000           --
    No expiration...................            --            --      9,736,000
                                        -----------      --------   -----------
                                        $10,787,000      $676,000   $10,212,000
                                        ===========      ========   ===========

  Utilization of the United States tax carryforwards is subject to certain restrictions in the event of a significant change (as defined in Internal Revenue Service guidelines) in ownership of the Company.

8. Operating Segments

  The Company is organized into two reportable segments--health products and therapeutic development. The two segments have different strategic goals and have been managed separately since 1997. The health products segment manufactures and sells diagnostic products, medical instruments, pharmaceutical forms of SOD and other fine chemicals. The therapeutic development segment operates a drug discovery business focused on development of new drugs to treat diseases associated with tissue damage from free radicals and reactive oxygen species.

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

                            OXIS INTERNATIONAL, INC.

                  Years ended December 31, 1999, 1998 and 1997


  The following tables present information about the two segments for 1999, 1998 and 1997:

                                           Health     Therapeutic
                                          products    development     Total
                                         -----------  -----------  -----------
Year ended December 31, 1999:
  Revenues from external customers...... $ 7,091,000  $    74,000  $ 7,165,000
  Inter-segment revenues................         --       297,000      297,000
  Interest income.......................      39,000       18,000       57,000
  Interest expense......................      68,000       26,000       94,000
  Depreciation and amortization.........     736,000      102,000      838,000
  Segment loss..........................  (2,028,000)  (2,419,000)  (4,447,000)
  Expenditures for long-lived assets....     294,000       87,000      381,000
As of December 31, 1999:
  Segment assets........................   4,885,000      299,000    5,184,000

                                           Health     Therapeutic
                                          products    development     Total
                                         -----------  -----------  -----------
Year ended December 31, 1998:
  Revenues from external customers...... $ 5,147,000  $       --   $ 5,147,000
  Inter-segment revenues................         --       166,000      166,000
  Interest income.......................      54,000      111,000      165,000
  Interest expense......................     255,000       43,000      298,000
  Depreciation and amortization.........   1,142,000      416,000    1,558,000
  Segment loss..........................  (2,866,000)  (4,263,000)  (7,129,000)
  Expenditures for long-lived assets....     144,000      120,000      264,000
As of December 31, 1998:
  Segment assets........................   8,698,000    2,470,000   11,168,000

                                           Health     Therapeutic
                                          products    development     Total
                                         -----------  -----------  -----------
Year ended December 31, 1997:
  Revenues from external customers...... $ 5,059,000  $       --   $ 5,059,000
  Interest income.......................      39,000       39,000       78,000
  Interest expense......................      76,000       75,000      151,000
  Depreciation and amortization.........     821,000      403,000    1,224,000
  Segment loss..........................    (410,000)  (4,741,000)  (5,151,000)
  Expenditures for long-lived assets....      70,000       50,000      120,000
  Long-lived assets acquired in business
   acquisition..........................   3,206,000          --     3,206,000
As of December 31, 1997:
  Segment assets........................  10,214,000    2,361,000   12,575,000

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997


  Revenues from external customers for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                  1999       1998       1997
                                               ---------- ---------- ----------
   Diagnostic and research assays............. $2,716,000 $2,324,000 $2,688,000
   Medical instruments........................  1,319,000  2,477,000        --
   SOD for human and research use.............  1,123,000      8,000  1,559,000
   Palosein (SOD for veterinary use)..........    237,000    220,000    542,000
   License and sale of technology.............  1,511,000        --     150,000
   Other......................................    259,000    118,000    120,000
                                               ---------- ---------- ----------
     Total.................................... $7,165,000 $5,147,000 $5,059,000
                                               ========== ========== ==========

  Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. Proceeds from the sale consisted of $500,000 cash, a non-interest bearing note (collected during 1999) and a warrant granting the Company the right to acquire an equity interest in the purchaser of the assets.

  The Company recognized $911,000 as compensation for the intellectual property and contract rights. This amount has been included in sales for 1999. The Company has entered into an agreement with the purchaser of the therapeutic drug monitoring assays pursuant to which the Company will continue to manufacture the products and perform certain other services for the purchaser through the third quarter of 2000.

  Sales of bSOD to one customer of the Company's health products segment represents approximately $1,123,000 in 1999 and $1,554,000 in 1997. The Company had no sales to this customer in 1998. Revenues of the health products segment in 1999 include $911,000 for the sale of intellectual property and contract rights, and $606,000 for product sales to the purchaser of the therapeutic drug monitoring assays.

  Revenues attributed to countries based on the location of customers:

                                                  1999       1998       1997
                                               ---------- ---------- ----------
   United States.............................. $4,951,000 $3,347,000 $1,951,000
   United Kingdom.............................    187,000    336,000    443,000
   France.....................................    180,000    289,000    259,000
   Germany....................................    233,000    489,000    282,000
   Japan......................................    167,000    226,000    153,000
   Spain......................................  1,148,000     44,000  1,595,000
   Other foreign countries....................    299,000    416,000    376,000
                                               ---------- ---------- ----------
                                               $7,165,000 $5,147,000 $5,059,000
                                               ========== ========== ==========

  Long-lived assets (principally property, plant and equipment and technology) at December 31, 1999 and 1998 were located as follows:

                                                              1999       1998
                                                           ---------- ----------
   United States.......................................... $1,959,000 $4,713,000
   France.................................................        --   1,054,000
                                                           ---------- ----------
                                                           $1,959,000 $5,767,000
                                                           ========== ==========

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 1999, 1998 and 1997


9. Foreign Exchange Risk

  The Company limits its foreign exchange risk by buying and selling bulk bSOD in a single currency, the Dutch guilder. The Company maintains a bank account in The Netherlands for receipt and disbursement of Dutch guilders and had the equivalent of $167,000 and $122,000 in that account at December 31, 1999 and 1998, respectively.

  The Company and its French subsidiary maintained bank accounts in France and had the equivalent of $71,000 in those accounts at December 31, 1998. The Company's account in France was closed during 1999. The balance of the French subsidiary's account was insignificant at December 31, 1999. Foreign currency transaction gains and losses were not significant.

10. Commitments and Contingencies

  The Company leases its facilities in Oregon and Pennsylvania under operating leases that both expire in 2000. Lease payments to which the Company is committed aggregate $141,000 in 2000. Rental expense included in the accompanying statements of operations was $260,000 in 1999, $341,000 in 1998 and $361,000 in 1997.

  In 1995 the Company consummated the acquisition of Therox Pharmaceuticals, Inc. ("Therox") pursuant to a transaction wherein Therox was merged with and into a wholly-owned subsidiary of the Company. In addition to the issuance of its common stock to Therox shareholders, the Company agreed to make payments of up to $2,000,000 by the Company to the Therox stockholders based on the successful commercialization of the Therox technologies. As of December 31, 1999, no additional payments have been made.

  The Company and its subsidiaries are parties to various claims. Although the Company is unable to predict with certainty whether it will ultimately be successful in its defense of such claims or, if not, what the impact might be, management currently believes that disposition of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

11. 401(k) Savings Plan

  The Company has a 401(k) savings plan (the "Plan") which covers all United States employees who meet certain minimum age and service requirements. The Company's matching contribution to the Plan for each year is 100% of the first $1,000 of each employee's salary deferral and 33-1/3% of the next $3,000 of salary deferral. The Company's contributions have not been significant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Directors of the Company are:

   Timothy G. Biro            Richard A. Davis
   Brenda D. Gavin, D.V.M.    Stuart S. Lang
   Timothy C. Rodell, M.D.    Ray R. Rogers
   Paul C. Sharpe, M.D.       A.R. Sitaraman

  Executive Officers of the Company are:

   Ray R. Rogers               Jon S. Pitcher
    Chairman                    Secretary,
                                Vice President, Finance and Administration,
                                Chief Financial Officer
   Paul C. Sharpe              Timothy C. Rodell
    President,                  Chief Technology Officer,
    Chief Executive Officer     President, OXIS Therapeutics, Inc.
   Humberto V. Reyes
    President,
    OXIS Health Products, Inc.

Timothy G. Biro              Mr. Biro has been a director of the Company since
 Age: 46                     August of 1995. Mr. Biro is currently the
                             Managing Partner of Ohio Innovation Fund I L.P., a venture capital partnership which invests in early-stage technology based business. In addition to being a director of OXIS, Mr. Biro is a member of the board of directors of Datatrak, Inc. (NASDAQ: DATA). Mr. Biro was previously a
                             General partner of Brantley Venture Partners II,
                             L.P. and Brantley Venture Partners III, L.P.
                             Prior to joining Brantley Venture Partners in
                             1991, Mr. Biro was Superintendent of
                             Pharmaceutical Manufacturing at Merck & Co., Inc.
                             Mr. Biro holds B.S. degrees in Microbiology from Pennsylvania Sate University and in Pharmacy from
                             Temple University, and a MBA from the Wharton
                             School of Business.

Richard A. Davis             Mr. Davis has been a member of the Board since
 Age: 63                     January 28, 1998. Mr. Davis is currently
                             President and Chief Executive Officer of Pentzer
                             Corporation, a private investment company and subsidiary of AVISTA Corp. He has 20 years of service with Pacific Northwest Bell (now US West
                             Communications). He has served as Chief of Staff to former Washington Governor Booth Gardner, chief executive of the State of Washington's
                             Department of Labor and Industries and director of the state's Office of Financial Management.
                             Mr. Davis received a B.S. degree from the University of Oregon and attended advanced programs at both the University of Illinois and Stanford University. He has served as an advisor to the Washington State Investment Board and has served on the boards of several medical diagnostic companies. He currently is on the Board of Regents for Washington State University, serves on the Washington Technology Alliance
                             Board, and is Past Chair of the Association of Washington Business.

Brenda D. Gavin, D.V.M.      Dr. Gavin has been a director of the Company
 Age: 51                     since May 9, 1997. In addition to being a
                             director of OXIS, Dr. Gavin is a member of the board of Directors of Synbiotics Corporation. Dr.
                             Gavin is currently President of S.R. One Limited, the venture capital subsidiary of SmithKline
                             Beecham. Prior to joining S.R. One, Dr. Gavin was
                             Director of Business Development for SmithKline
                             Beecham Animal Health Products. She also held business development positions with IMC in the Chicago area and previously worked for the Centers for Disease Control in Atlanta, Georgia.
                             Dr. Gavin holds a B.S. degree from Baylor
                             University, a D.V.M. from the University of Missouri, and a M.B.A. from the University of Texas--San Antonio.

Stuart S. Lang               Mr. Lang has been a director of the Company since
 Age: 62                     January 19, 1996. Mr. Lang has worked in the
                             accounting field for over 25 years. He has been a tax partner and subsequently partner in charge of the Portland office of a national CPA firm. He founded a local accounting firm, The Lang Group, in Portland, Oregon in 1985, and was managing member of that firm until 1997 when it combined with Moss Adams, LLP. Mr. Lang currently divides his time between public accounting and as an officer of a merger and acquisition advisory company. Mr. Lang is past Chairman of IA
                             International, an international affiliation of independent accounting firms. He has served as a member of AICPA tax subcommittees, including
                             Responsibilities in Tax Practice, and as chairman of the OSCPA Taxation and Estate Planning
                             Committees.

Timothy C. Rodell, M.D.      Chief Technology Officer and Director. Dr. Rodell
 Age: 48                     was appointed to the Board effective February 15,
                             2000. Board-certified in Internal Medicine and
                             Pulmonary Medicine, Dr. Rodell received his M.D.
                             from University of North Carolina School of
                             Medicine in 1980. Dr. Rodell also served as a post-doctoral research fellow at the Webb-Waring
                             Lung Institute in Denver, Colorado. Prior to joining OXIS, Dr. Rodell was the Executive Vice
                             President of Operations and Product Development for Cortech, Inc. Dr. Rodell became Chief
                             Technology Officer of the company upon Dr. Sharpe assuming the position of CEO.

Ray R. Rogers                Chairman of the Board. Mr. Rogers was the founder
 Age: 60                     and Chairman of the Board of International
                             BioClinical, Inc. ("IBC") until 1994, when he became Chairman of OXIS International, Inc. Mr.
                             Rogers became Chief Executive Officer of OXIS effective March 18, 1998. He also served as Chairman and President of DDI Pharmaceuticals,
                             Inc. from 1993 until the completion of the acquisition of IBC and Bioxytech, which resulted in the creation of OXIS. Mr. Rogers served on the Supervisory Board of OXIS, S.A., the Company's
                             French subsidiary, from 1994 until 1996. Over the years he has served on both profit and non-profit boards and has also been active in biotechnology in Oregon serving as Chairman of the Oregon
                             Biotechnology Association during 1993 and 1994.
                             Mr. Rogers resigned as CEO on February 15, 2000 upon Dr. Sharpe assuming the position.

Paul C. Sharpe, M.D.         President and Chief Executive Officer and
 Age: 52                     Director. Dr. Sharpe was appointed to the Board
                             and became President and Chief Executive Officer effective February 15, 2000. Dr. Sharpe was Vice
                             President of the Neurosciences Project Management at SmithKline Beecham until 1998. He has also held posts at the Medicines Control Agency (the
                             British equivalent of the FDA) and Roche. He is also Visiting Professor in Pharmaceutical
                             Medicine at Imperial College of Science,
                             Technology and Medicine in London.

A.R. Sitaraman               Mr. Sitaraman has been a director of the Company
 Age: 65                     since May of 1993. Mr. Sitaraman earned an
                             industrial engineering degree prior to graduating from the Indian Air Force Flying College and embarking upon an 18-year career as a pilot and instructor in the Indian Air Force. Mr. Sitaraman is the President and Chief Executive Officer of Sitrex International, Inc., a corporation involved in the development, syndication and consulting in the real estate industry, in addition to the import and export business.

Jon S. Pitcher               Vice President of Finance and Administration and
Age: 50                      Chief Financial Officer. A Certified Public
                             Accountant, Mr. Pitcher received an M.S. degree in Accounting and Information systems from University of California at Los Angeles. Prior to joining IBC as the Chief Financial Officer, Mr.
                             Pitcher was a partner with Ernst & Young where he was responsible for coordination of the firm's services to private and publicly held clients primarily in the healthcare industry.

Humberto V. Reyes            President, OXIS Health Products Inc. Mr. Reyes
Age: 54                      holds a B.S. in Chemistry from the University of
                             Puerto Rico. He has more than 20 years of progressive management experience in the diagnostic and related industries including VP of Manufacturing, Dade Division at Baxter, VP/GM
                             Chromatography Division, Varian and Associates and Senior VP at Microgenics Corporation, a biotechnology corporation. Mr. Reyes is also a member of the board of directors of Response
                             Biomedical, a biotechnology company in the Vancouver, Canada area.

ITEM 11. EXECUTIVE COMPENSATION

Directors

  The Company pays an annual fee of $4,000 to each non-employee director and an additional $1,000 to non-employee directors for serving as committee chairmen, but does not pay meeting fees. Directors are also reimbursed for their expenses incurred in attending meetings. Employee directors receive no compensation as directors. Compensation is also paid to directors for special assignments.

  Under the Company's 1994 Stock Incentive Plan non-employee directors are awarded options to purchase 3,000 shares of the Company's common stock upon becoming directors of the Company and options to purchase 1,000 shares of the Company's common stock annually thereafter.

Executive Officers

                          Summary Compensation Table

  The following table shows the compensation paid during the last three years to Company officers who received more than $100,000 annually, or who served as Chief Executive Officer:

                                                                   Long Term
                                                   Annual         Compensation
                                                Compensation         Awards
                                              ----------------    ------------
  Name and Position                      Year  Salary   Bonus       Options
  -----------------                      ---- -------- -------    ------------
Ray R. Rogers, Chairman of the Board...  1999 $240,000     --        200,000(1)
  and Chief Executive Officer(6)         1998 $210,200 $50,000(3)     28,000(2)
                                         1997 $185,000 $37,000(5)     20,000(4)


Dr. Anna D. Barker, President and Chief
 Executive Officer(6) .................  1998 $ 61,100     --            --
                                         1997 $185,000 $27,750(4)     20,000(4)


Dr. Timothy C. Rodell, President, OXIS
 Therapeutics, Inc.....................  1999 $192,319     --       175, 000(1)
  (from March 1, 1996)                   1998 $224,600 $50,000(3)     20,000(2)
                                         1997 $220,000 $15,000(5)     10,000(4)


Humberto V. Reyes, President, OXIS
 Health Products, Inc..................  1999 $173,500     --        125,000(1)
  (from August 1, 1997)                  1998 $150,100 $35,000(3)     15,000(2)


Jon S. Pitcher, Vice President, Chief
 Financial Officer.....................  1999 $135,000     --         75,000(1)
  and Secretary                          1998 $124,200 $25,000(3)     15,000(2)
                                         1997 $110,400 $14,000(5)     10,000(4)

--------
(1) Options to purchase 200,000 shares of Common Stock awarded to Mr. Rogers, options to purchase 175,000 shares of Common Stock awarded to Dr. Rodell, options to purchase 125,000 shares of Common Stock awarded to Mr. Reyes and options to purchase 75,000 shares of Common Stock awarded to Mr. Pitcher as part of their 1999 compensation.

(2) Options to purchase 28,000 shares of Common Stock awarded to Mr. Rogers, options to purchase 20,000 shares of Common Stock awarded to Dr. Rodell and options to purchase 15,000 shares of Common Stock awarded to Messrs. Reyes and Pitcher as part of their 1998 compensation.

(3)  Bonuses for 1998 approved by the Compensation Committee.

(4) Options to purchase 20,000 shares of Common Stock each awarded to Mr. Rogers and Dr. Barker and options to purchase 10,000 shares of Common Stock each awarded to Dr. Rodell and Mr. Pitcher as part of their 1997 compensation.

(5)  Bonuses for 1997 approved by the Compensation Committee.

(6) Effective March 18, 1998, Dr. Barker resigned as the Company's President and Chief Executive Officer and Mr. Rogers was appointed Chief Executive Officer.

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

                       OPTION GRANTS IN LAST FISCAL YEAR

  Options granted to executive officers of the Company who are included in the Summary Compensation Table above for 1999 were as shown below:

                                          Individual Grants
                      ---------------------------------------------------------
                        Number of     % of total
                      Common Shares Options Granted Exercise
                       Underlying    to Employees   Price Per    Expiration
        Name              Grant         in 1999       Share         Date
        ----          ------------- --------------- --------- -----------------
Ray R. Rogers........    200,000(1)        30%       $.4375   December 21, 2009
Timothy C. Rodell....    175,000(1)        26%       $.4375   December 21, 2009
Humberto V. Reyes....    125,000(1)        19%       $.4375   December 21, 2009
Jon S. Pitcher.......     75,000(1)        11%       $.4375   December 21, 2009

--------
(1) The options granted to the executive officers during 1999 become exercisable as to 1/3 of the shares in each of 1999, 2000 and 2001.

  No stock appreciation rights were granted by the Company in 1999 to the above-named executive officers.

Fiscal Year End Option Values

  During 1999, no options were exercised by any of the Company's executive officers. All options issued to executive officers who are included in the Summary Compensation Table above are shown below.

                             Number of common shares
                             underlying unexercised   Value of unexercised in-
                                   options at           the-money options at
                                December 31, 1999         December 31, 1999
                            ------------------------- -------------------------
        Name                Exercisable Unexercisable Exercisable Unexercisable
        ----                ----------- ------------- ----------- -------------
     Ray R. Rogers.........   134,732      142,668      $77,083     $154,167
     Anna D. Barker........    49,400            0      $     0     $      0
     Timothy C. Rodell.....   137,666      132,334      $67,448     $134,896
     Humberto V. Reyes.....    91,666       88,334      $48,176     $ 96,355
     Jon S. Pitcher........    64,000       55,000      $28,906     $ 57,812

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial Ownership of Securities

 Common Stock

  The following table sets forth certain information, as of December 31, 1999, with respect to persons known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and beneficial ownership by directors and executive officers of the Company's Common Stock.

                                           Amount and nature of     Percent of
Name and, as appropriate, address          beneficial ownership      class(1)
---------------------------------          --------------------     ----------
Credit Suisse Asset Management Funds......        920,000(10)         10.97%
 Uraniastrasse 9
 P.O. Box 800
 8070 Zurich, Switzerland


Pictet & Cie..............................        694,285(11)          8.28%
 29 Bd Georges Favon
 P.O. Box 5130
 1204 Geneva, Switzerland


S.R. One Limited..........................        587,800(2)           7.14%
 200 Barr Harbor Drive, Suite 250
 W. Conshohocken, PA 19428


Timothy G. Biro...........................          8,100(3)(4)           *


Richard A. Davis..........................          7,340(3)(8)           *


Dr. Brenda D. Gavin.......................        587,800(3)(5)(9)     7.14%


Stuart S. Lang............................          7,800(3)              *


Jon S. Pitcher............................         68,525(3)              *


Humberto V. Reyes.........................         91,667(3)           1.14%


Dr. Timothy C. Rodell.....................        147,666(3)           1.83%


Ray R. Rogers.............................        238,700(3)(6)        2.96%


A.R. Sitaraman............................         14,000(3)(7)           *


Executive officers and directors as a
 group -- 9 persons.......................      1,171,598             13.48%

--------
  *   Less than one percent.

 (1) As required by regulations of the Securities and Exchange Commission, the number of shares in the table includes shares which can be purchased within 60 days, or, shares with respect to which a person may obtain voting power or investment power within 60 days. Also required by such regulations, each percentage reported in the table for these individuals is calculated as though shares which can be purchased within 60 days have been purchased by the respective person or group and are outstanding.

 (2) The holdings of S.R. One Limited include 428,389 shares of the Company's Series B Preferred Stock which are convertible into 85,677 shares of Common Stock and warrants exercisable for 207,812 shares of Common Stock. The holdings of S.R. One Limited also include 1,600 shares of Common Stock owned by Dr. Gavin and 5,000 shares of Common Stock subject to options held by Dr. Gavin.

 (3) The holding of directors Davis and Gavin each include 5,000 shares of Common Stock subject to options. The holdings of director Lang include 7,000 shares of Common Stock subject to options. The holdings of directors Biro and Sitaraman each include 8,000 shares of Common Stock subject to options. The holdings of Jon S. Pitcher include 64,000 shares of Common Stock subject to options. The holding of Humberto V. Reyes include 91,667 shares of Common Stock subject to options. The holdings of Timothy C. Rodell include 146,666 shares of Common Stock subject to options. The holdings of Ray R. Rogers include 134,732 shares of Common Stock subject to options.

 (4) Mr. Biro disclaims beneficial ownership of 5,000 shares of Common Stock subject to options.

 (5) Dr. Gavin is Vice President of S.R. One Limited. S.R. One Limited owns 287,712 shares of Common Stock, 428,389 shares of the Company's Series B Preferred Stock, and warrants exercisable for 207,812 shares of Common Stock. The holdings of S.R. One Limited are included in Dr. Gavin's holdings, but Dr. Gavin disclaims beneficial ownership of the OXIS securities owned by S.R. One Limited.

 (6) Included are 2,000 shares of Common Stock owned by his individual retirement account, as to which Mr. Rogers exercises voting and investment power.

 (7) Mr. Sitaraman's holdings include 3,060 shares of Common Stock owned by his SEP-IRA, 1,740 shares of Common Stock owned by his wife's SEP-IRA and 1,200 shares of Common Stock owned in equal amounts by Mr. Sitaraman's and his spouse's individual retirement accounts.

 (8) Mr. Davis' holdings include 1,280 shares of Common Stock owned by Mr. Davis jointly with his spouse.

 (9) Dr. Gavin's holdings include 1,600 shares of Common Stock owned by Dr. Gavin jointly with her spouse.

(10) The holdings of Credit Suisse include warrants exercisable for 460,000 shares of Common Stock.

(11) The holdings of Pictet & Cie include warrants exercisable for 457,143 shares of Common Stock.

Series B Preferred Stock

  The following table sets forth certain information, as of February 29, 2000, with respect to persons known by the Company to be the beneficial owner of more than five percent of the Company's Series B Preferred Stock.

                                                                       Percent
                                                  Amount and nature      of
Name and address                               of beneficial ownership  class
----------------                               ----------------------- -------
S.R. One Limited..............................         428,389         100.00%
 200 Barr Harbor Drive, Suite 250
 W. Conshohocken, PA 19428

Series C Preferred Stock

  The following table sets forth certain information, as of February 29, 2000, with respect to persons known by the Company to be the beneficial owner of more than five percent of the Company's Series C Preferred Stock.

                                                                       Percent
                                                  Amount and nature      of
Name and address                               of beneficial ownership  class
----------------                               ----------------------- -------
Rauch & Co....................................         200,000          44.26%
 c/o State Street Bank & Trust
 225 Franklin Street
 Boston, MA 02110
Finovelec S.A.................................         155,555          34.43%
 6, rue Ancelle
 92521 Neuilly Cedex, France
American Health Care Fund, L.P................          77,000          17.04%
 2748 Adeline, Suite A
 Berkeley, CA 94703

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

    1. FINANCIAL STATEMENTS

      See pages 16 to 33.

    2. FINANCIAL STATEMENT SCHEDULES

      See Item 14. (d).

    3. EXHIBITS

      See Exhibit Index--page 43.

  (b) Reports on Form 8-K.

      One report on Form 8-K was filed by the Company during the fourth quarter of 1999, reporting an agreement whereby the Company assigned rights to certain patents in exchange for a cash payment of $600,000 and possible additional future payments.

  (c) Exhibits specified by item 601 of Regulation S-K.

    See Exhibit Index--page 43.

  (d) Financial Statement Schedules:

                           OXIS INTERNATIONAL, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1999, 1998 and 1997

                                                Additions-
                                     Balance at charged to             Balance
                                     beginning  costs and  Deductions-  at end
Description                             year     expenses  write offs  of year
-----------                          ---------- ---------- ----------- --------
Allowance for doubtful accounts:
    1999............................  $77,000    $77,000     $18,000   $136,000
    1998............................   33,000     56,000      12,000     77,000
    1997............................   70,000     21,000      58,000     33,000


Reserve for inventory obsolescence:
    1999............................  $48,000    $64,000               $112,000
    1998............................   52,000     (4,000)                48,000
    1997............................   45,000      7,000                 52,000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2000

                                          OXIS International, Inc.
                                          Registrant

                                                   /s/ Paul C. Sharpe
                                          By: _________________________________
                                                       Paul C. Sharpe
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                   /s/ Jon S. Pitcher
                                             __________________________________
                                                       Jon S. Pitcher
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant.

      /s/ Timothy G. Biro                                          March 29, 2000
____________________________________
          Timothy G. Biro

      /s/ Richard A. Davis                                         March 29, 2000
____________________________________
          Richard A. Davis

        /s/ Brenda Gavin                                           March 29, 2000
____________________________________
            Brenda Gavin

       /s/ Stuart S. Lang                                          March 29, 2000
____________________________________
           Stuart S. Lang

     /s/ Timothy C. Rodell                                         March 29, 2000
____________________________________
         Timothy C. Rodell

       /s/ Ray R. Rogers                                           March 29, 2000
____________________________________
           Ray R. Rogers

       /s/ Paul C. Sharpe                                          March 29, 2000
____________________________________
           Paul C. Sharpe

       /s/ A.R. Sitaraman                                          March 29, 2000
____________________________________
           A.R. Sitaraman

                                 EXHIBIT INDEX

 Exhibit
 Number                      Description of Document
 -------                     -----------------------
  2(a)   Agreement and Plan of Reorganization and Merger between OXIS
         International, Inc., OXIS Acquisition Corporation and Therox
         Pharmaceuticals, Inc. dated July 18, 1995                        (1)


  2(b)   Amendment No. 1 to Agreement and Plan for Reorganization and
         Merger between OXIS International, Inc., OXIS Acquisition
         Corporation and Therox Pharmaceuticals, Inc.                     (2)


  2(c)   Share Exchange Agreement by and among Innovative Medical
         Systems Corp., OXIS International, Inc and each of the
         shareholders who are signatories thereto.                        (3)


  3(a)   Second Restated Certificate of Incorporation as filed October
         21, 1998                                                         (4)


  3(b)   Bylaws of the Company as amended on June 15, 1994                (5)


  4(a)   Certificate of Designations, Preferences, and Rights of Series
         E Preferred Stock of the Company                                 (6)


  4(b)   Securities Purchase Agreement, Registration Rights Agreement
         and Security Agreement                                           (7)


 10(a)   OXIS International, Inc. Series B Preferred Stock Purchase
         Agreement dated July 18, 1995                                    (8)


 10(b)   Form of Promissory Notes dated March 27, 1997--April 24, 1997    (9)


 10(c)   Agreement of Sale dated December 2, 1998                         (10)


 10(d)   Sublease Agreement dated February 19, 1999                       (10)


 10(e)   Rider to Sublease Agreement dated February 19, 1999              (10)


 21(a)   Subsidiaries of OXIS International, Inc.


 23(a)   Independent Auditors' Consent


 27(a)   Financial data schedule

--------
 (1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995.

 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for 1995--Exhibit 2 (b).

 (3) Incorporated by reference to the Company's Form 8-K Current Report, dated January 15, 1998.

 (4) Incorporated by reference to the Company's Form 8-K Current Report, dated October 19, 1998.

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

 (6) Incorporated by reference to the Company's Form 8-K Current Report dated December 30, 1996.

 (7) Incorporated by reference to the Company's Form 8-K Current Report dated November 4, 1996.

 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.