Form 10-Q
period 2000-03-31
OXIS INTERNATIONAL INC
filed 2000-05-12
CIK 109657

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                      or

 [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.



                         Commission File Number O-8092



                           OXIS INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)

              Delaware                          94-1620407
              --------                          ----------
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)        Identification No.)

      6040 N. Cutter Circle, Suite 317, Portland, Oregon           97217
--------------------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)

                                (503) 283-3911
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

At March 31, 2000, the issuer had outstanding the indicated number of shares of common stock:  8,981,330

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended
                                                            March 31
                                                    ------------------------
                                                       2000          1999
                                                    ----------   -----------

Revenues                                            $  943,000   $ 1,456,000

Costs and expenses:
  Cost of sales                                        852,000     1,007,000
  Research and development                             338,000       770,000
  Selling, general and administrative                  722,000       858,000
                                                    ----------   -----------
     Total costs and expenses                        1,912,000     2,635,000
                                                    ----------   -----------
Operating loss                                        (969,000)   (1,179,000)
Interest income                                         22,000        18,000
Interest expense                                       (21,000)      (30,000)
                                                    ----------   -----------
Net loss                                              (968,000)   (1,191,000)

Other comprehensive income (loss) -
  Foreign currency translation adjustments             (26,000)       12,000
                                                    ----------   -----------

Comprehensive loss                                  $ (994,000)  $(1,179,000)
                                                    ==========   ===========

Net loss per share - basic and diluted                   $(.12)        $(.15)
                                                    ==========   ===========

Weighted average number of
  shares used in computation - basic and diluted     8,259,330     7,845,926
                                                    ==========   ===========

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                      March 31,   December 31,
                                        2000          1999
                                     ----------   ------------
ASSETS

Current assets:
  Cash and cash equivalents          $4,205,000    $  789,000
  Accounts receivable                   760,000     1,072,000
  Inventories                         1,281,000     1,327,000
  Prepaid and other                      48,000        37,000
                                     ----------    ----------

Total current assets                  6,294,000     3,225,000

Property and equipment, net             738,000       808,000

Technology for developed products       819,000       864,000

Other assets                            307,000       287,000
                                     ----------    ----------

     Total assets                    $8,158,000    $5,184,000
                                     ==========    ==========

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                            March 31,    December 31,
                                                              2000          1999
                                                          ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                           $    446,000   $    681,000
  Accounts payable                                             462,000      1,131,000
  Accrued payroll, payroll taxes and other                     604,000        395,000
  Current portion of long-term debt                             96,000         94,000
                                                          ------------   ------------
     Total current liabilities                               1,608,000      2,301,000

Long-term debt due after one year                              188,000        194,000

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 428,389 shares issued and outstanding
     at March 31, 2000  (liquidation preference of
     $1,000,000)                                                 4,000          4,000
     Series C - 608,536 shares issued and outstanding
     at March 31, 2000                                           6,000          6,000
  Common stock - $.001 par value; 95,000,000 shares
   authorized; 8,981,330 shares issued and outstanding
   at March 31, 2000 (7,928,784 at December 31, 1999)            9,000          8,000
  Additional paid in capital                                57,422,000     52,756,000
  Accumulated deficit                                      (50,718,000)   (49,750,000)
  Accumulated other comprehensive loss -
     foreign currency translation adjustment                  (361,000)      (335,000)
                                                          ------------   ------------

     Total shareholders' equity                              6,362,000      2,689,000
                                                          ------------   ------------

Total liabilities and shareholders' equity                $  8,158,000   $  5,184,000
                                                          ============   ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                                2000          1999
                                                             ----------   -----------
Cash flows from operating activities:
 Net loss                                                    $ (968,000)  $(1,191,000)
 Adjustments to reconcile net loss to cash
  used for operating activities:
  Depreciation and amortization                                 156,000       289,000
  Gain on sale of land and building                                  --       (16,000)
  Changes in assets and liabilities:
   Accounts receivable                                          309,000      (130,000)
   Inventories                                                   46,000            --
   Prepaid and other current assets                             (12,000)     (233,000)
   Accounts payable                                            (668,000)     (145,000)
   Accrued payroll, payroll taxes and other                     255,000       (96,000)
                                                             ----------   -----------

     Net cash used for operating activities                    (882,000)   (1,522,000)

Cash flows from investing activities:
 Proceeds from sale of land and building                             --     1,959,000
 Purchases of equipment                                         (37,000)      (25,000)
 Additions to other assets                                      (36,000)      (24,000)
 Other, net                                                      (1,000)       (1,000)
                                                             ----------   -----------

     Net cash provided by (used for) investing activities       (74,000)    1,909,000

Cash flows from financing activities:
 Proceeds from issuance of common stock                       4,466,000            --
 Repayment of short-term borrowings                             (75,000)           --
 Repayment of long-term debt                                     (5,000)   (1,502,000)
                                                             ----------   -----------

     Net cash provided by (used for) financing activities     4,386,000    (1,502,000)

Effect of exchange rate changes on cash                         (14,000)       23,000
                                                             ----------   -----------

Net increase (decrease) in cash and cash equivalents          3,416,000    (1,092,000)

Cash and cash equivalents - beginning of period                 789,000     2,575,000
                                                             ----------   -----------

Cash and cash equivalents - end of period                    $4,205,000   $ 1,483,000
                                                             ==========   ===========

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS AND CONDENSED NOTES

  The unaudited consolidated financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary by management for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

  An annual report (Form 10-K) has been filed with the Securities and Exchange Commission ("Commission") for the year ended December 31, 1999. That report contains, among other information, a description of the Company's business, audited financial statements, notes to the financial statements, the report of the independent auditors and management's discussion and analysis of results of operations and financial condition. Readers of this report are presumed to be familiar with that annual report.


2.  INVENTORIES

  Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at March 31, 2000 and December 31, 1999, consisted of the following:

                              March 31,   December 31,
                                2000         1999
          Raw materials      $  692,000    $  492,000
          Work in process       347,000       438,000
          Finished goods        242,000       397,000
                             ----------    ----------

          Total              $1,281,000    $1,327,000
                             ==========    ==========


3.  SHAREHOLDERS' EQUITY

  During the first quarter of 2000, the Company completed the first closing of a private placement of units, consisting of one share of the Company's common stock plus warrants to purchase two shares of the Company's common stock (the "Units"), primarily to a series of institutional investors. The Units were priced at the Nasdaq closing price for the Company's common stock the day prior to the signing of the subscription agreements relating to the purchase of such Units. The price per Unit was $4.75. In the first closing, 1,010,868 common shares and warrants to purchase 2,021,736 common shares were issued in exchange for gross proceeds of $4,600,000 in cash and conversion of $202,000 of short-term notes and accrued interest payable. The exercise price of one-half of the warrants issued in the private placement is equal to 125% of the price paid per Unit. The exercise price of the other half of the warrants is equal to 150% of the price paid per Unit.

  The Company has agreed to issue additional warrants to its placement agents giving the agents the right to acquire 155,000 common shares at an exercise price of $5.94 per share.

  The Company has agreed to file, within 90 days of the final closing of the private placement, a registration statement with the Commission registering the common shares, and the common shares issuable upon exercise of the warrants, issued in the private placement.

  The private placement was completed in April 2000 with a second closing resulting in gross proceeds to the Company of $1,450,000 in cash.


4.  STOCK OPTIONS

  The Company has a stock incentive plan under which 1,365,000 shares of the Company's common stock are reserved for issuance (the "Plan"). The Plan permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. During the three months ended March 31, 2000, options to purchase 225,000 shares at an exercise price of $1.9125 have been issued under the Plan. Options to purchase an additional 400,000 common shares at an exercise price of $1.9125 have also been issued, subject to shareholder approval of an amendment to the Plan.

  The Company's board of directors has also approved an additional option grant to purchase 400,000 common shares at an exercise price of $1.5625. This option grant is not issued pursuant to the Plan.

5.  OPERATING SEGMENTS

  The following table presents information about the Company's two operating segments:

                                     Health     Therapeutic
                                    Products    Development      Total
                                   -----------  ------------  -----------
  Quarter ended March 31, 2000:
     Revenues from external
       customers                   $  943,000    $       --   $  943,000
     Intersegment revenues                 --            --           --
     Segment loss                    (629,000)     (339,000)    (968,000)
     As of March 31, 2000 -
       Segment assets               3,658,000     4,500,000    8,158,000

Quarter ended March 31, 1999:
     Revenues from external
       customers                 $1,428,000   $   28,000   $ 1,456,000
     Intersegment revenues               --       24,000        24,000
     Segment loss                  (409,000)    (782,000)   (1,191,000)
     As of March 31, 1999 -
       Segment assets             5,885,000    2,334,000     8,219,000



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN STATEMENTS SET FORTH BELOW CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS THAT EXPRESSLY OR BY IMPLICATION PREDICT FUTURE RESULTS, PERFORMANCE OR EVENTS ARE FORWARD-LOOKING. THE WORDS "BELIEVES," "PLANS," "EXPECTS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ALSO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. WITH RESPECT TO THE COMPANY, THESE FACTORS INCLUDE UNCERTAINTY OF ADDITIONAL FUNDING; LOSS OR IMPAIRMENT OF SOURCES OF CAPITAL; DEPENDENCE ON STRATEGIC PARTNERS; UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY INFORMATION; DEPENDENCE ON KEY PERSONNEL; TECHNOLOGICAL CHANGE AND COMPETITION AND CHANGES IN LAWS OR REGULATIONS. GIVEN THESE UNCERTAINTIES READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT INTEND TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital increased during the first quarter of 2000 by $3,762,000, from $924,000 at December 31, 1999 to $4,686,000 at March 31,
  2000. The increase in working capital resulted primarily from the net proceeds from issuance of common stock of $4,668,000, offset in part by the effect of the net loss for the quarter ($968,000 less non-cash charges of $156,000).

  Cash and cash equivalents increased from $789,000 at December 31, 1999 to $4,205,000 at March 31, 2000.

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


 RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE
                          MONTHS ENDED MARCH 31, 1999


Planned Divestiture of Assets

  At the direction of the Company's board of directors, the Company is currently undertaking a restructuring and reorganization under which the non-therapeutic assets of the Company, including substantially all of the assets of OXIS Health Products, Inc., are to be divested or spun off and the Company will be refocused in the area of ethical pharmaceutical development. Although a formal plan for this divestiture has not been put in place, it is anticipated that all of the assets that are currently generating revenues for the Company will either be sold to a third party or spun off to the Company's shareholders. Upon completion of this anticipated restructuring, the Company will no longer have a source of current revenues. The Company's continued operations will be dependent upon additional capital financing until such time as revenues can be generated from its therapeutic development programs.


Revenues

  The Company's revenues for the quarters ended March 31, 2000 and 1999 were as follows:

                                         2000         1999
Research assays and fine chemicals    $  294,000   $  354,000
Therapeutic drug monitoring assays       290,000      484,000
Medical instruments                      333,000      487,000
Other                                     26,000      131,000
                                      ----------   --------
                                      $  943,000   $1,456,000
                                      ==========   ==========

  Sales of research assays and fine chemicals declined by $60,000 from $354,000 in the first quarter of 1999 to $294,000 in the first quarter of 2000 due to a decline in sales volumes.

  Revenues from sales of therapeutic drug monitoring assays declined in the first quarter of 2000 as compared to the first quarter of 1999 resulting in a decrease in sales of $194,000. Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. Therapeutic drug monitoring assay revenues in the first quarter of 2000 represent contract sales of assays and services to the purchaser of the rights to this technology. Such revenues are expected to continue to be less than the level prior to July 1999. Revenues from therapeutic drug monitoring assay sales and related services may terminate at the end of the third quarter of 2000, when the contract to manufacture product for the purchaser of the technology expires.

  Revenue from instrument sales and development declined by $154,000, from $487,000 in the first quarter of 1999 to $333,000 in the first quarter of 2000. This decrease resulted from reduced orders from customers. Since early 1999, the Company has not invested in any significant marketing efforts to replace lost instrument customers.

  Other revenues in the first quarter of 1999 included a $50,000 royalty payment that did not recur in the first quarter of 2000.


Costs and Expenses

  Cost of sales was 69% of revenues for the first quarter 1999 and increased to 90% of product sales for the first quarter of 2000. This increase in the cost of sales as a percentage of sales is due primarily to the effect of the fixed manufacturing costs for the Company's products being spread over a lower manufacturing and sales volume. Sales volume for the first quarter of 2000 was approximately 35% less than that of the first quarter of 1999. Cost of sales declined from $1,007,000 in the first quarter of 1999 to $852,000 in the first quarter of 2000, but this decrease was not in proportion to the decrease in sales volumes.

  Research and development expenses decreased from $770,000 in the first quarter of 1999 to $338,000 in the first quarter of 2000. The decrease in research and development expenses resulted primarily from the closure of the Company's French research laboratory in the second quarter of 1999.

  Selling, general and administrative expenses decreased from $858,000 in the first quarter of 1999 to $722,000 in the first quarter of 2000. The decrease is primarily the result of reductions in personnel of approximately $66,000 and a reduction in professional fees of approximately $30,000.

Net Loss

  The Company continued to experience losses in the first quarter of 2000. The first quarter 2000 loss of $968,000 ($.12 per share-basic and diluted) was
  $223,000   less than the $1,191,000 ($.15 per share-basic and diluted) loss for the first quarter of 1999. The decrease in the net loss is primarily due to the decreases in research and development and selling, general and administrative costs.

  The Company expects to incur a substantial net loss for 2000. If the Company develops substantial new revenue sources or if substantial additional capital is raised through further sales of securities, the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital or to develop new revenue sources, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues. The Company expects that additional capital will be required in 2001.

                          PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

  On March 3, 2000, the Company issued 1,010,868 shares of its common stock and warrants to purchase 2,021,736 shares of its common stock to eight accredited investors. Gross proceeds from the sale of these securities were $4,802,000, including $4,600,000 in cash and $202,000 in exchange for a note and accrued interest. The securities were sold in a private placement pursuant to Regulation D of the rules of the Securities and Exchange Commission.

  In April 2000 the Company completed the second and final closing of its private placement pursuant to Regulation D by issuing an additional 366,081 shares of its common stock and warrants to purchase 732,162 shares of its common stock to three accredited investors, two of which also acquired shares and warrants in the March closing. Gross proceeds from the April closing were $1,450,000.

  In total, warrants to purchase 2,753,898 shares of common stock were issued to investors in the private placement. The number of shares subject to the warrants by exercise price is as follows:

                  Exercise             Shares subject
                   Price                 to warrants
                  --------             --------------
                    $7.13                1,021,394
                    $5.94                1,021,394
                    $5.91                  355,555
                    $4.92                  355,555

  The $5.94 and $4.92 warrants expire one year from issuance. The $7.13 and $5.91 warrants expire two years from issuance.

  In connection with this sale of securities the Company has paid or will pay to its placement agents $219,000 in cash commissions together with warrants to purchase 155,000 shares of the Company's common stock at an exercise price of $5.94 per share.

Item 6.   Exhibits and Reports on Form 8-K.

  (a)  Exhibits - See Exhibit Index on page 13.

  (b)  Reports on Form 8-K

       A report on Form 8-K was filed by the Company on March 23, 2000, reporting the sale of shares of common stock and warrants with gross proceeds to the Company of $4,802,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OXIS International, Inc.


May 12, 2000                           By   /s/Paul C. Sharpe
                                          --------------------
                                          Paul C. Sharpe
                                          Chief Executive Officer



May 12, 2000                           By   /s/Jon S. Pitcher
                                          --------------------
                                          Jon S. Pitcher
                                          Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                    Page
Number              Description of Document               Number

 27(a)              Financial data schedule                 14