Form 10-Q
period 2000-06-30
OXIS INTERNATIONAL INC
filed 2000-08-14
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
    Act of 1934 for the quarterly period ended June 30, 2000.

                                      or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to _______.



                         Commission File Number O-8092



                           OXIS INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)

                 Delaware                               94-1620407
---------------------------------------        ------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)

      6040 N. Cutter Circle, Suite 317, Portland, Oregon           97217
-----------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

                                (503) 283-3911
    ----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES  X  NO ___
                                    ---


At June 30, 2000, the issuer had outstanding the indicated number of shares of common stock: 9,370,677

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       Consolidated Statements of Operations (Unaudited)

                                              Three Months Ended           Six Months Ended
                                                   June 30                     June 30
                                          -------------------------   -------------------------
                                              2000          1999          2000          1999
Revenues                                  $   779,000   $ 2,701,000   $ 1,722,000   $ 4,157,000

Costs and expenses:
  Cost of product sales                       833,000     1,406,000     1,685,000     2,413,000
  Cost of technology sold                          --     1,279,000            --     1,279,000
  Research and development                    447,000       952,000       785,000     1,722,000
  Selling, general and administrative         642,000       830,000     1,364,000     1,688,000
                                          -----------   -----------   -----------   -----------
     Total costs and expenses               1,922,000     4,467,000     3,834,000     7,102,000
                                          -----------   -----------   -----------   -----------
Operating loss                             (1,143,000)   (1,766,000)   (2,112,000)   (2,945,000)
Interest income                                65,000         7,000        87,000        25,000
Interest expense                              (23,000)      (23,000)      (44,000)      (53,000)
                                          -----------   -----------   -----------   -----------
Net loss                                   (1,101,000)   (1,782,000)   (2,069,000)   (2,973,000)
Other comprehensive income
  (loss) - foreign currency
  translation adjustments                       6,000       (43,000)      (20,000)      (31,000)
                                          -----------   -----------   -----------   -----------
Comprehensive loss                        $(1,095,000)  $(1,825,000)  $(2,089,000)  $(3,004,000)
                                          ===========   ===========   ===========   ===========

Net loss per share - basic and diluted    $      (.12)  $      (.23)  $      (.24)  $      (.38)
                                          ===========   ===========   ===========   ===========

Weighted average number of
 shares used in computation -
 basic and diluted                          9,324,735     7,871,196     8,794,943     7,858,631
                                          ===========   ===========   ===========   ===========

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                      June 30,    December 31,
                                        2000          1999
ASSETS

Current assets:
  Cash and cash equivalents          $4,564,000    $  789,000
  Accounts receivable                   665,000     1,072,000
  Inventories                         1,245,000     1,327,000
  Prepaid and other                      81,000        37,000
                                     ----------    ----------

     Total current assets             6,555,000     3,225,000

Furniture and equipment, net            689,000       808,000

Technology for developed products       773,000       864,000

Other assets                            321,000       287,000
                                     ----------    ----------

     Total assets                    $8,338,000    $5,184,000
                                     ==========    ==========

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                            June 30,     December 31,
                                                              2000           1999
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                           $    446,000   $    681,000
  Accounts payable                                             479,000      1,131,000
  Accrued payroll, payroll taxes and other                     482,000        395,000
  Current portion of long-term debt                             95,000         94,000
                                                          ------------   ------------
     Total current liabilities                               1,502,000      2,301,000

Long-term debt due after one year                              168,000        194,000

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 428,389 shares issued and outstanding
     at June 30, 2000  (liquidation preference of
     $1,000,000)                                                 4,000          4,000
     Series C - 608,536 shares issued and outstanding
     at June 30, 2000                                            6,000          6,000
  Common stock - $.001 par value; 95,000,000 shares
   authorized; 9,370,677 shares issued and outstanding
   at June 30, 2000 (7,928,784 at December 31, 1999)             9,000          8,000
  Additional paid in capital                                58,823,000     52,756,000
  Accumulated deficit                                      (51,819,000)   (49,750,000)
  Accumulated other comprehensive loss -
     foreign currency translation adjustment                  (355,000)      (335,000)
                                                          ------------   ------------

     Total shareholders' equity                              6,668,000      2,689,000
                                                          ------------   ------------

Total liabilities and shareholders' equity                $  8,338,000   $  5,184,000
                                                          ============   ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                             -------------------------
                                                                 2000          1999
Cash flows from operating activities:
 Net loss                                                    $(2,069,000)  $(2,973,000)
 Adjustments to reconcile net loss to cash
  used for operating activities:
  Depreciation and amortization                                  276,000       550,000
  Gain on sale of land and building                                   --       (16,000)
  Loss on sale of technology                                          --       368,000
  Cash proceeds from sale of technology                               --       342,000
  Changes in assets and liabilities:
   Accounts receivable                                           405,000        80,000
   Inventories                                                    82,000       124,000
   Other current assets                                          (45,000)      163,000
   Accounts payable                                             (651,000)     (111,000)
   Customer deposits                                                  --      (120,000)
   Accrued payroll, payroll taxes and other                      119,000      (127,000)
                                                             -----------   -----------

     Net cash used for operating activities                   (1,883,000)   (1,720,000)

Cash flows from investing activities:
 Proceeds from sale of land and building                              --     1,959,000
 Purchases of equipment                                          (55,000)     (142,000)
 Additions to other assets                                       (65,000)      (59,000)
 Other, net                                                        5,000        (4,000)
                                                             -----------   -----------

     Net cash provided by (used for) investing activities       (115,000)    1,754,000

Cash flows from financing activities:
 Proceeds from issuance of stock, net of related costs         5,868,000            --
 Repayment of short-term borrowings                              (75,000)           --
 Repayment of long-term debt                                     (26,000)   (1,517,000)
                                                             -----------   -----------

     Net cash provided by (used for) financing activities      5,767,000    (1,517,000)

Effect of exchange rate changes on cash                            6,000        17,000
                                                             -----------   -----------

Net increase (decrease) in cash and cash equivalents           3,775,000    (1,466,000)

Cash and cash equivalents - beginning of period                  789,000     2,575,000
                                                             -----------   -----------

Cash and cash equivalents - end of period                    $ 4,564,000   $ 1,109,000
                                                             ===========   ===========

Non-cash transactions:
  Issuance of common stock in exchange
     for cancellation of notes and accrued interest          $   202,000   $        --
  Note received as part of proceeds from sale
     of technology                                                    --       569,000

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


2. INVENTORIES

   Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at June 30, 2000 and December 31, 1999, consisted of the following:

                              June 30,    December 31,
                                2000          1999

          Raw materials      $  682,000    $  492,000
          Work in process       364,000       438,000
          Finished goods        199,000       397,000
                             ----------    ----------

          Total              $1,245,000    $1,327,000
                             ==========    ==========

3. SHAREHOLDERS' EQUITY

   In April 2000 the Company completed a private placement of units, consisting of one share of the Company's common stock plus warrants to purchase two shares of the Company's common stock (the "Units"), primarily to a series of institutional investors. The Units were priced at the Nasdaq closing price for the Company's common stock the day prior to the signing of the subscription agreements relating to the purchase of such Units. The price per Unit ranged from $3.94 to $4.75. A total of 1,376,950 common shares and warrants to purchase 2,753,000 common shares were issued in exchange for gross proceeds of $6,050,000 in cash and conversion of $202,000 of short-term notes and accrued interest payable. The exercise price of one-half of the warrants issued in the private placement is equal to 125% of the price paid per Unit. The exercise price of the other half of the warrants is equal to 150% of the price paid per Unit.

   The Company has agreed to issue additional warrants to its placement agents giving the agents the right to acquire 155,000 common shares at an exercise price of $5.94 per share.

   The Company has filed a preliminary registration statement with the Commission registering the common shares, and the common shares issuable upon exercise of the warrants, issued in the private placement.


4. STOCK OPTIONS

   The Company has a stock incentive plan under which 1,365,000 shares of the Company's common stock are reserved for issuance (the "Plan"). The Plan permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. During the six months ended June 30, 2000, options to purchase 225,000 shares at an exercise price of $1.9125 have been issued under the Plan. Options to purchase an additional 400,000 common shares at an exercise price of $1.9125 have also been issued, subject to shareholder approval of an amendment to the Plan.

   The Company's board of directors has also approved an additional option grant to purchase 400,000 common shares at an exercise price of $1.5625. This option grant is not issued pursuant to the Plan.


5. OPERATING SEGMENTS

   The following table presents information about the Company's two operating segments:

                                    Health     Therapeutic
                                   Products    Development      Total
                                  -----------  ------------  ------------
   Quarter ended June 30, 2000:
     Revenues from external
      customers                   $  779,000    $       --   $   779,000
     Intersegment revenues                --            --            --
     Net loss                       (736,000)     (365,000)   (1,101,000)
     As of June 30, 2000 -
      Total assets                 2,970,000     5,368,000     8,338,000

                                        Health     Therapeutic
                                       Products    Development      Total
                                     ------------  ------------  ------------
   Quarter ended June 30, 1999:
      Revenues from external
       customers                     $ 2,655,000   $    46,000   $ 2,701,000
      Intersegment revenues                   --       279,000       279,000
      Net loss                          (834,000)     (948,000)   (1,782,000)
      As of June 30, 1999 -
        Total assets                   5,067,000     1,220,000     6,287,000

   Six months ended June 30, 2000:
      Revenues from external
       customers                     $ 1,722,000   $        --   $ 1,722,000
      Intersegment revenues                   --            --            --
      Net loss                        (1,365,000)     (704,000)   (2,069,000)

   Six months ended June 30, 1999:
      Revenues from external
       customers                     $ 4,083,000   $    74,000   $ 4,157,000
      Intersegment revenues                   --       303,000       303,000
      Net loss                        (1,243,000)   (1,730,000)   (2,973,000)


6. SUBSEQUENT EVENT

   At a meeting held August 1, 2000, the Company's board of directors decided to develop additional information as to the value of the Company's Health Products segment, for the purpose of reaching a final decision on whether to continue operations or develop a formal plan for disposal of this business segment. To this end, the board has received a nonexclusive offer from two employees to purchase the Health Products assets. As a result, a special committee of the board has been charged with the responsibility of completing a full due diligence investigation of this offer, as well as other avenues of sale and reporting back to the full board with its recommendation. At the present time, the specter of a sale as well as specific terms are not defined sufficiently to quantify the financial results of any agreed upon disposition or whether continuing operations is a preferable alternative. The Company believes that it is reasonable for the special committee to complete its work and to issue its recommendation during the balance of calendar 2000, at which time it is expected to be clearer as to whether a sale of this business segment is appropriate.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital increased during the first half of 2000 by $4,129,000, from $924,000 at December 31, 1999 to $5,053,000 at June 30,
   2000. The increase in working capital resulted primarily from the net proceeds from issuance of common stock of $5,868,000, offset in part by the effect of the net loss for the period ($2,069,000 less non-cash charges of $276,000).

   Cash and cash equivalents increased from $789,000 at December 31, 1999 to $4,564,000 at June 30, 2000.

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

           RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000
                COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999


Possible Divestiture of Assets

   At a meeting held August 1, 2000, the Company's board of directors decided to develop additional information as to the value of the Company's Health Products segment, for the purpose of reaching a final decision on whether to continue operations or develop a formal plan for disposal of this business segment. To this end, the board has received a nonexclusive offer from two employees to purchase the Health Products assets. As a result, a special committee of the board has been charged with the responsibility of completing a full due diligence investigation of this offer, as well as other avenues of sale and reporting back to the full board with its recommendation. At the present time, the specter of a sale as well as specific terms are not defined sufficiently to quantify the financial results of any agreed upon disposition or whether continuing operations is a preferable alternative. The Company believes that it is reasonable for the special committee to complete its work and to issue its recommendation during the balance of calendar 2000, at which time it is expected to be clearer as to whether a sale of this business segment is appropriate. Although a formal plan for this possible divestiture has not been put in place, it is anticipated that all of the assets that are currently generating revenues for the Company may either be sold to a third party or spun off to the Company's shareholders. Upon completion of such a restructuring, the Company would no longer have a source of current revenues and the Company's continued operations would be wholly dependent upon additional capital financing until such time as revenues can be generated from its therapeutic development programs.


Revenues

   The Company's revenues for the quarters ended June 30, 2000 and 1999 were as follows:

                                              2000         1999

     Research assays and fine chemicals    $  293,000   $  330,000
     Therapeutic drug monitoring assays       174,000      599,000
     Instruments                              292,000      308,000
     Bovine superoxide dismutase (bSOD)
      for research and human use                   --      456,000
     Sale of rights to therapeutic drug
      monitoring assays                            --      911,000
     Other                                     20,000       97,000
                                           ----------   ----------
                                           $  779,000   $2,701,000
                                           ==========   ==========

   Sales of research assays and fine chemicals declined by $37,000 from $330,000 in the second quarter of 1999 to $293,000 in the second quarter of 2000 due to a decline in sales volumes.

   Revenues from sales of therapeutic drug monitoring assays declined in the second quarter of 2000 as compared to the second quarter of 1999 resulting in a decrease in sales of $425,000. Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. Sales of therapeutic drug monitoring assays for the second quarter of 1999 include $158,000 for the sale of the therapeutic drug monitoring finished goods inventory. Therapeutic drug monitoring assay revenues in the second quarter of 2000 represent contract sales of assays and services to the purchaser of the rights to this technology. Such revenues are expected to continue to be less than the level prior to July 1999. Revenues from therapeutic drug monitoring assay sales and related services may terminate at the end of the third quarter of 2000, when the contract to manufacture product for the purchaser of the technology expires.

   Revenue from instrument sales and development declined by $16,000, from $308,000 in the second quarter of 1999 to $292,000 in the second quarter of 2000. This decrease resulted from reduced orders from customers. Since early 1999, the Company has not invested in any significant marketing efforts to replace lost instrument customers.

   Sales of bSOD in the second quarter of 1999 were primarily the result of one shipment of bulk bSOD which has not been repeated in 2000.


Costs and Expenses

   Cost of sales was 99% of revenues for the second quarter 1999 and increased to 107% of revenues for the second quarter of 2000. Revenues for the second quarter of 1999 include $911,000 for the sale of rights to the Company's therapeutic drug monitoring assays, and expenses include $1,279,000 for the cost of that technology. Excluding the sale of the therapeutic drug monitoring technology and related cost, cost of sales for the second quarter of 1999 was approximately 79% of revenues. The increase in the cost of sales as a percentage of sales in the second quarter of 2000 is due primarily to the effect of the fixed manufacturing costs for the Company's products being spread over a lower manufacturing and sales volume. Cost of product sales declined from $1,406,000 in the second quarter of 1999 to $833,000 in the second quarter of 2000, but this decrease was not in proportion to the decrease in sales volumes.

   Research and development expenses decreased from $952,000 in the second quarter of 1999 to $447,000 in the second quarter of 2000. The decrease in research and development expenses resulted primarily from the closure of the Company's French research laboratory in the second quarter of 1999.

   Selling, general and administrative expenses decreased from $830,000 in the second quarter of 1999 to $642,000 in the second quarter of 2000. A reduction in personnel costs contributed approximately $128,000 to this decrease.

Interest Income

   Interest income for the second quarter of 2000 was more than for the second quarter of 1999 because the Company had more cash available for investment during 2000.


Net Loss

   The Company continued to experience losses in the second quarter of 2000. The second quarter 2000 net loss of $1,101,000 ($.12 per share-basic and diluted) was $681,000 less than the $1,782,000 ($.23 per share-basic and diluted) net loss for the second quarter of 1999. The decrease in the net loss is primarily due to the decreases in research and development and selling, general and administrative costs.

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

            RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000
                 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999


Revenues

   The Company's revenues for the six-month periods ended June 30, 2000 and 1999 were as follows:

                                                           2000        1999
Sales
  Research assays and fine chemicals                    $  609,000  $  736,000

  Therapeutic drug monitoring assays                       464,000   1,083,000

  Instruments                                              625,000     795,000

  Bovine superoxide dismutase (bSOD)
   for research and human use                                   --     460,000

Sale of rights to therapeutic drug monitoring assays            --     911,000

Other                                                       24,000     172,000
                                                        ----------  ----------

                                                        $1,722,000  $4,157,000
                                                        ==========  ==========

   Sales of research assays and fine chemicals declined by $127,000, from $736,000 in the first half of 1999 to $609,000 in the first half of 2000. This decrease was due primarily to the sale of certain products that became surplus when the Company's French laboratory was closed in early 1999.

   Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. The Company recognized $911,000 as compensation for the intellectual property and contract rights. Sales of the Company's therapeutic drug monitoring assays decreased by $619,000, from $1,083,000 in the first six months of 1999 to $464,000 in the first six months of 2000. Sales of therapeutic drug monitoring assays for the six months ended June 30, 1999 include $158,000 for the sale of the therapeutic drug monitoring finished goods inventory. Therapeutic drug monitoring assay revenues in the first six months of 2000 represent contract sales of assays and services to the purchaser of the rights to this technology. Such revenues are expected to continue to be less than the level prior to July 1999. Revenues from therapeutic drug monitoring assay sales and related services may terminate at the end of the third quarter of 2000, when the contract to manufacture product for the purchaser of the technology expires.

   Revenue from instrument sales and development declined by $170,000, from $795,000 in the first half of 1999 to $625,000 in the first half of 2000. This decrease resulted from reduced orders from customers. Since early 1999, the Company has not invested in any significant marketing efforts to replace lost instrument customers.

   Sales of bSOD in the first half of 1999 were primarily the result of one shipment of bulk bSOD to the Company's Spanish licensee. No significant sales of bulk bSOD were made during 2000.

   Other revenues in the first half of 1999 included a $50,000 royalty payment that did not recur in the first half of 2000.


Costs and Expenses

   Cost of sales was 89% of revenues for the first half of 1999 and increased to 98% of product sales for the first half of 2000. Revenues for 1999 include $911,000 for the sale of rights to the Company's therapeutic drug monitoring assays, and expenses include $1,279,000 for the cost of that technology. Excluding the sale of the therapeutic drug monitoring technology and related cost, cost of sales for the first half of 1999 was approximately 74% of revenues. The increase in the cost of sales as a percentage of sales in 2000 is due primarily to the effect of the fixed manufacturing costs for the Company's products being spread over a lower manufacturing and sales volume. Excluding the technology sale, sales volume for the first half of 2000 was approximately 47% less than that of the first half of 1999. Cost of product sales declined from $2,413,000 in the first half of 1999 to $1,685,000 in the first half of 2000, but this decrease was not in proportion to the decrease in sales volumes.

   Research and development expenses decreased from $1,722,000 in the first half of 1999 to $785,000 in the first half of 2000. The decrease in research and development expenses resulted primarily from costs in the first half of 1999 relating to the closure of the Company's French research facility and termination of its employees.

   Selling, general and administrative expenses decreased by $324,000, from $1,688,000 in the first half of 1999 to $1,364,000 in the first half of 2000. Personnel reductions accounted for approximately $145,000 of the decrease. Reduced advertising expense contributed an additional $42,000 to the reduction.


Interest Income

   Interest income for the first half of 2000 was more than for the first half of 1999 because the Company had more cash available for investment during 2000.

Net Loss

   The Company continued to experience losses in the first six months of 2000. The first half 2000 net loss of $2,069,000 ($.24 per share-basic and diluted) was $904,000 less than the $2,973,000 ($.38 per share-basic and diluted) net loss for the first half of 1999. The decrease in the net loss is primarily due to reductions in research and development and selling, general and administrative expenses, partially offset by reduced margins on product sales.




                          PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

   In March 2000 the Company issued 1,010,868 shares of its common stock and warrants to purchase 2,021,736 shares of its common stock to eight accredited investors. Gross proceeds from the sale of these securities were $4,802,000, including $4,600,000 in cash and $202,000 in exchange for a note and accrued interest. The securities were sold in a private placement pursuant to Regulation D of the rules of the Securities and Exchange Commission.

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

   In total, warrants to purchase 2,753,898 shares of common stock were issued to investors in the private placement. The number of shares subject to the warrants by exercise price is as follows:

               Exercise             Shares subject
                 Price                to warrants
                 -----                -----------
                 $7.13                 1,021,394
                 $5.94                 1,021,394
                 $5.91                   355,555
                 $4.92                   355,555

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index on page 16.

(b) Reports on Form 8-K


    On April 12, 2000, the Company filed a report on Form 8-K demonstrating compliance with a minimum net tangible asset requirement that had been required by a Nasdaq Listing Qualifications Panel.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OXIS International, Inc.


August 10, 2000                         By /s/ Paul C. Sharpe
                                           ------------------------------
                                           Paul C. Sharpe
                                           Chief Executive Officer



August 10, 2000                         By /s/ Jon S. Pitcher
                                           ------------------------------
                                           Jon S. Pitcher
                                           Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                   Page
Number        Description of Document                    Number


 10(a)        Executive Employment Agreement dated
              April 3, 2000, between the Company and
              Jon S. Pitcher

 10(b)        Executive Employment Agreement dated
              April 3, 2000, between the Company and
              Humberto V. Reyes

 27(a)        Financial data schedule