Form 10-Q
period 2000-09-30
OXIS INTERNATIONAL INC
filed 2000-11-14
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934 for the quarterly period ended September 30, 2000.

                                      or

          Transition report pursuant to Section 13 or 15(d) of the
-------   Securities Exchange Act of 1934 for the transition period from ___ to
          _______.

                         Commission File Number O-8092


                           OXIS INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)


              Delaware                                 94-1620407
    ---------------------------------     -----------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)


        6040 N. Cutter Circle, Suite 317, Portland, Oregon          97217
    -------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


                                (503) 283-3911
    -------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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


At September 30, 2000, the issuer had outstanding the indicated number of shares of common stock:  9,370,677

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                                 September 30                September 30
                                          -------------------------   --------------------------
                                               2000          1999         2000           1999
Revenues                                  $ 1,039,000   $   898,000   $ 2,761,000    $ 5,055,000

Costs and expenses:
  Cost of product sales                       690,000       818,000     2,375,000      3,231,000
  Cost of technology sold                          --            --            --      1,279,000
  Research and development                    436,000       323,000     1,221,000      2,045,000
  Selling, general and administrative       1,072,000       810,000     2,436,000      2,498,000
                                          -----------   -----------   -----------    -----------
     Total costs and expenses               2,198,000     1,951,000     6,032,000      9,053,000
                                          -----------   -----------   -----------    -----------
Operating loss                             (1,159,000)   (1,053,000)   (3,271,000)    (3,998,000)
Interest income                                57,000        14,000       144,000         39,000
Interest expense                              (17,000)      (20,000)      (61,000)       (73,000)
                                          -----------   -----------   -----------    -----------
Net loss                                   (1,119,000)   (1,059,000)   (3,188,000)    (4,032,000)
Other comprehensive loss -
  foreign currency
  translation adjustments                     (20,000)       (2,000)      (40,000)       (33,000)
                                          -----------   -----------   -----------    -----------
Comprehensive loss                        $(1,139,000)  $(1,061,000)  $(3,228,000)   $(4,065,000)
                                          ===========   ===========   ===========    ===========

Net loss per share - basic and diluted    $      (.12)  $      (.13)  $      (.35)   $      (.51)
                                          ===========   ===========   ===========    ===========

Weighted average number of
  shares used in computation -
  basic and diluted                         9,370,667     7,906,250     8,987,552      7,874,678
                                          ===========   ===========   ===========    ===========

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 September 30,        December 31,
                                     2000                1999
ASSETS

Current assets:
  Cash and cash equivalents        $3,203,000         $  789,000
  Accounts receivable                 736,000          1,072,000
  Inventories                       1,297,000          1,327,000
  Prepaid and other                   123,000             37,000
                                   ----------         ----------

     Total current assets           5,359,000          3,225,000

Furniture and equipment, net          691,000            808,000

Technology for developed products     727,000            864,000

Other assets                          330,000            287,000
                                   ----------         ----------

     Total assets                  $7,107,000         $5,184,000
                                   ==========         ==========

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                       September 30,       December 31,
                                                           2000               1999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                        $    446,000        $    681,000
  Accounts payable                                          561,000           1,131,000
  Accrued payroll, payroll taxes and other                  316,000             395,000
  Current portion of long-term debt                          95,000              94,000
                                                       ------------        ------------
     Total current liabilities                            1,418,000           2,301,000

Long-term debt due after one year                           160,000             194,000

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 428,389 shares issued and outstanding
     at September 30, 2000 and December 31, 1999
     (liquidation preference of $1,000,000)                   4,000               4,000
     Series C - 608,536 shares issued and outstanding
     at September 30, 2000 and December 31, 1999              6,000               6,000
  Common stock - $.001 par value; 95,000,000 shares
   authorized; 9,370,677 shares issued and outstanding
   at September 30, 2000
   (7,928,784 at December 31, 1999)                           9,000               8,000
  Additional paid in capital                             58,823,000          52,756,000
  Accumulated deficit                                   (52,938,000)        (49,750,000)
  Accumulated other comprehensive loss -
     foreign currency translation adjustment               (375,000)           (335,000)
                                                       ------------        ------------

     Total shareholders' equity                           5,529,000           2,689,000
                                                       ------------        ------------

Total liabilities and shareholders' equity             $  7,107,000        $  5,184,000
                                                       ============        ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                            -----------------------------------
                                                                 2000                1999

Cash flows from operating activities:
 Net loss                                                    $(3,188,000)        $(4,032,000)
 Adjustments to reconcile net loss to cash
  used for operating activities:
  Depreciation and amortization                                  386,000             708,000
  Gain on sale of land and building                                   --             (16,000)
  Loss on sale of technology                                          --             368,000
  Cash proceeds from sale of technology                               --             342,000
  Changes in assets and liabilities:
   Accounts receivable                                           333,000             121,000
   Inventories                                                    40,000             168,000
   Other current assets                                          (87,000)            166,000
   Accounts payable                                             (566,000)             49,000
   Customer deposits                                                  --            (120,000)
   Accrued payroll, payroll taxes and other                      (43,000)           (263,000)
                                                             -----------         -----------

     Net cash used for operating activities                   (3,125,000)         (2,509,000)

Cash flows from investing activities:
 Proceeds from sale of land and building                              --           1,959,000
 Purchases of equipment                                         (123,000)           (195,000)
 Additions to other assets                                       (93,000)            (65,000)
 Other, net                                                       11,000              16,000
                                                             -----------         -----------

     Net cash provided by (used for) investing activities       (205,000)          1,715,000

Cash flows from financing activities:
 Proceeds from issuance of stock, net of related costs         5,868,000                  --
 Repayment of short-term borrowings                              (75,000)            (40,000)
 Repayment of long-term debt                                     (34,000)         (1,519,000)
                                                             -----------         -----------

     Net cash provided by (used for) financing activities      5,759,000          (1,559,000)

Effect of exchange rate changes on cash                          (15,000)             23,000
                                                             -----------         -----------

Net increase (decrease) in cash and cash equivalents           2,414,000          (2,330,000)

Cash and cash equivalents - beginning of period                  789,000           2,575,000
                                                             -----------         -----------

Cash and cash equivalents - end of period                    $ 3,203,000         $   245,000
                                                             ===========         ===========

Non-cash transactions:
  Issuance of common stock in exchange
     for cancellation of notes and accrued interest          $   202,000         $        --
  Note received as part of proceeds from sale
     of technology                                                    --             569,000
  Conversion of 199,342 shares of Series C Preferred
     Stock into 57,588 shares of common stock                         --             233,000

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


2.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at September 30, 2000 and December 31, 1999, consisted of the following:

                               September 30,    December 31,
                                   2000            1999
          Raw materials         $  694,000      $  492,000
          Work in process          403,000         438,000
          Finished goods           200,000         397,000
                                ----------      ----------

          Total                 $1,297,000      $1,327,000
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

     The Company issued additional warrants to its placement agents giving the agents the right to acquire 155,000 common shares at an exercise price of $5.94 per share.

     The Company has filed a preliminary registration statement with the Commission registering the common shares, and the common shares issuable upon exercise of the warrants, issued in the private placement.

4.   STOCK OPTIONS

     The Company has a stock incentive plan under which 1,365,000 shares of the Company's common stock are reserved for issuance (the "Plan"). The Plan permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. During the nine months ended September 30, 2000, options to purchase 170,389 shares at exercise prices ranging from $1.375 to $2.125 have been issued under the Plan. Options to purchase an additional 441,111 common shares at exercise prices ranging from $1.3125 to $1.9125 have also been issued, subject to shareholder approval of an amendment to the Plan.

     The Company's board of directors has also approved additional option grants outside the Plan to purchase 400,000 common shares at an exercise price of $1.5625 and 25,000 common shares at an exercise price of $1.375.

5.   OPERATING SEGMENTS

     The following table presents information about the Company's two operating segments:

                                         Health           Therapeutic
                                        Products          Development         Total
                                        --------          -----------         -----
  Quarter ended September 30, 2000:
     Revenues from external
      customers                        $1,039,000         $       --      $ 1,039,000
     Intersegment revenues                     --                 --               --
     Net loss                            (443,000)          (676,000)      (1,119,000)
     As of September 30, 2000 -
      Total assets                      3,074,000          4,033,000        7,107,000

                                          Health           Therapeutic
                                         Products          Development       Total
                                         --------          -----------       -----
  Quarter ended September 30, 1999:
     Revenues from external
      customers                         $   898,000       $        --      $   898,000
     Intersegment revenues                       --                --               --
     Net loss                              (735,000)         (324,000)      (1,059,000)
     As of September 30, 1999 -
       Total assets                       4,212,000         1,027,000        5,239,000

  Nine months ended September 30, 2000:
     Revenues from external
      customers                         $ 2,761,000       $        --      $ 2,761,000
     Intersegment revenues                       --                --               --
     Net loss                            (1,808,000)       (1,380,000)      (3,188,000)

  Nine months ended September 30, 1999:
     Revenues from external
      customers                         $ 4,981,000       $    74,000      $ 5,055,000
     Intersegment revenues                       --           301,000          301,000
     Net loss                            (1,978,000)       (2,054,000)      (4,032,000)

6.   HEALTH PRODUCTS SEGMENT

     At a meeting held August 1, 2000, the Company's board of directors decided to develop additional information as to the value of the Company's Health Products segment. At that time the special committee of the board was charged with the responsibility of completing an investigation of an offer to purchase the Health Products assets, as well as other avenues of sale and reporting back to the full board with its recommendations. That offer was subsequently withdrawn. The Company believes that it is reasonable for the special committee to complete its work and to issue its recommendation during the balance of calendar 2000, at which time it is expected to be clearer as to whether a sale of this business segment is appropriate.

7.   LEGAL MATTERS

     The Company is involved in litigation with a former employee and majority owner of Innovative Medical Systems Corp., acquired by the Company in 1997. The Company is unable to predict the outcome of this litigation.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased during the first nine months of 2000 by $3,017,000, from $924,000 at December 31, 1999 to $3,941,000 at
     September 30, 2000. The increase in working capital resulted primarily from the net proceeds from issuance of common stock of $5,868,000, offset in part by the effect of the net loss for the period ($3,188,000 less non-cash charges of $386,000).

     Cash and cash equivalents increased from $789,000 at December 31, 1999 to $3,203,000 at September 30, 2000.

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

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000
              COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

Possible Divestiture of Assets

     At a meeting held August 1, 2000, the Company's board of directors decided to develop additional information as to the value of the Company's Health Products segment. At that time the special committee of the board was charged with the responsibility of completing an investigation of an offer to purchase the Health Products assets, as well as other avenues of sale and reporting back to the full board with its recommendations. That offer was subsequently withdrawn. The Company believes that it is reasonable for the special committee to complete its work and to issue its recommendation during the balance of calendar 2000, at which time it is expected to be clearer as to whether a sale of this business segment is appropriate. Although a decision regarding this possible divestiture has not been made, it is possible that all of the assets that are currently generating revenues for the Company may either be sold to a third party or spun off to the Company's shareholders. Upon completion of such a restructuring, the Company would no longer have a source of current revenues and the Company's continued operations would be wholly dependent upon additional capital financing until such time as revenues can be generated from its therapeutic development programs.

Revenues

     The Company's revenues for the quarters ended September 30, 2000 and 1999 were as follows:

                                                   2000         1999
       Research assays and fine chemicals      $  437,000     $295,000
       Therapeutic drug monitoring assays         262,000      228,000
       Instruments                                333,000      272,000
       Other                                        7,000      103,000
                                               ----------     --------
                                               $1,039,000     $898,000
                                               ==========     ========

     Sales of research assays and fine chemicals increased by $142,000 from $295,000 in the third quarter of 1999 to $437,000 in the third quarter of 2000. Most of the increase in sales is due to $116,000 in sales of l-ergothioneine in the third quarter of 2000 compared to less than $1,000 in the third quarter of 1999.

     Therapeutic drug monitoring assay revenues represent contract sales of assays and services to the purchaser of the rights to this technology. The contract to manufacture therapeutic drug monitoring assays for the purchaser of the technology expired at the end of the third quarter of 2000. The Company is negotiating terms to continue manufacturing these products through the fourth quarter of 2000, at which time it expects to sell its remaining inventories to the purchaser of the technology and discontinue manufacturing therapeutic drug monitoring assays.

     Revenue from instrument sales and development increased by $61,000, from $272,000 in the third quarter of 1999 to $333,000 in the third quarter of 2000.

     Other revenues for the third quarter of 1999 included $55,000 in sales of Palosein. The Company is negotiating the sale of the Palosein product, and sales of Palosein in 2000 have been insignificant.

Costs and Expenses

     Cost of sales was 91% of revenues for the third quarter of 1999 and decreased to 66% of revenues for the third quarter of 2000. The decline in cost of sales as a percentage of revenues is attributable primarily to a change in the mix of sales of research assays and fine chemicals. Sales of products with better margins in 2000 combined with increased sales volumes resulted in a $187,000 increase in gross margin from sales of research assays and fine chemicals.

     Research and development expenses increased from $323,000 in the third quarter of 1999 to $436,000 in the third quarter of 2000. The increase in research and development expenses resulted primarily from a settlement with two former French research employees resulting in an expense of $59,000 in the third quarter of 2000 and a $52,000 increase in research and development expenses by the Company's Health Products segment relating to development of new research assays and new uses for the Company's fine chemicals.

     Selling, general and administrative expenses increased from $810,000 in the third quarter of 1999 to $1,072,000 in the third quarter of 2000. Third quarter advertising costs increased by $138,000 in 2000. Most of the advertising costs in 2000 relate to the Company's new wellness services products. Selling, general and administrative expenses for the third quarter of 2000 include approximately $106,000 relating to the start-up of the Company's new subsidiary in the United Kingdom.

Interest Income

     Interest income for the third quarter of 2000 was more than for the third quarter of 1999 because the Company had more cash available for investment during 2000.

Net Loss

     The Company continued to experience losses in the third quarter of 2000. The third quarter 2000 net loss of $1,119,000 ($.12 per share-basic and diluted) was $60,000 more than the $1,059,000 ($.13 per share-basic and diluted) net loss for the third quarter of 1999. The increase in the net loss is primarily due to the increases in research and development and selling, general and administrative costs, offset by increased profit margins.

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

         RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000
              COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

     The Company's revenues for the nine-month periods ended September 30, 2000 and 1999 were as follows:

                                                       2000                1999
     Sales
        Research assays and fine chemicals          $1,015,000         $1,087,000

        Therapeutic drug monitoring assays             726,000          1,311,000

        Instruments                                    958,000          1,067,000

        Bovine superoxide dismutase (bSOD)
          for research and human use                        --            452,000

     Sale of rights to therapeutic drug
       monitoring assays                                    --            911,000

     Other                                              62,000            227,000
                                                    ----------         ----------

                                                    $2,761,000         $5,055,000
                                                    ==========         ==========

     Sales of research assays and fine chemicals declined by $72,000, from $1,087,000 in the first nine months of 1999 to $1,015,000 in the first nine months of 2000. This decrease was due primarily to the sale of certain products that became surplus when the Company's French laboratory was closed in early 1999.

     Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. The Company recognized $911,000 as compensation for the intellectual property and contract rights. Sales of the Company's therapeutic drug monitoring assays decreased by $585,000, from $1,311,000 in the first nine months of 1999 to $726,000 in the first nine months of 2000. Sales of therapeutic drug monitoring assays for the nine months ended June 30, 1999 include $158,000 for the sale of the therapeutic drug monitoring finished goods inventory. Therapeutic drug monitoring assay revenues in the first nine months of 2000 represent contract sales of assays and services to the purchaser of the rights to this technology. The contract to manufacture therapeutic drug monitoring assays for the purchaser of the technology expired at the end of the third quarter of 2000. The Company is negotiating terms to continue manufacturing these products through part or all of the fourth quarter of 2000, at which time it expects to sell its remaining inventories to the purchaser of the technology and discontinue manufacturing therapeutic drug monitoring assays.

     Revenue from instrument sales declined by $109,000, from $1,067,000 in the first nine months of 1999 to $958,000 in the first nine months of 2000. This decrease resulted from reduced orders from customers. Since early 1999, the Company has not invested in any significant marketing efforts to replace lost instrument customers.

     Sales of bSOD in the first nine months of 1999 were primarily the result of one shipment of bulk bSOD to the Company's Spanish licensee. No significant sales of bulk bSOD are expected during 2000. The Company has received an order for delivery of bulk bSOD in the second or third quarter of 2001. The order is for a similar quantity as the sale in the first half of 1999. However, due to the decline in the value of the euro compared to the U.S. dollar, the current value of the bulk bSOD order is approximately $325,000.

     Other revenues for the first nine months of 1999 included $157,000 in sales of Palosein. The Company is negotiating the sale of the Palosein product, and sales of Palosein in 2000 have been insignificant. Other revenues for the first nine months of 1999 also included a $50,000 royalty payment that did not recur in 2000.

Costs and Expenses

     Cost of sales was 89% of revenues for the first nine months of 1999 and decreased to 86% of revenues for the first nine months of 2000. Revenues for 1999 include $911,000 for the sale of rights to the Company's therapeutic drug monitoring assays, and expenses include $1,279,000 for the cost of that technology. Excluding the sale of the therapeutic drug monitoring technology and related cost, cost of sales for the first nine months of 1999 was approximately 78% of revenues. The increase in the cost of sales as a percentage of sales from 78% in 1999 to 86% in 2000 is due to an increase in the negative gross margin from the Company's start-up wellness services program ($75,000 for the first nine months of 1999 and $233,000 for the first nine months of
     2000) as well as the effect of the fixed manufacturing costs for the Company's products being spread over a lower manufacturing and sales volume.

     Research and development expenses decreased from $2,045,000 in the first nine months of 1999 to $1,221,000 in the first nine months of 2000. The decrease in research and development expenses resulted primarily from costs in the first nine months of 1999 relating to the closure of the Company's French research facility and termination of its employees.

     Selling, general and administrative expenses decreased by $62,000, approximately 2%, from $2,498,000 in the first nine months of 1999 to $2,436,000 in the first nine months of 2000.

Interest Income

     Interest income for the first nine months of 2000 was more than for the first nine months of 1999 because the Company had more cash available for investment during 2000.

Net Loss

     The Company continued to experience losses in the first nine months of 2000. The net loss for the first nine months of 2000 of $3,188,000 ($.35 per share-basic and diluted) was $844,000 less than the $4,032,000 ($.51 per share-basic and diluted) net loss for the first nine months of 1999. The decrease in the net loss is primarily due to reductions in research and development expenses, partially offset by reduced margins on product sales.


                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     In March 2000 the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Joseph B. Catarious, Jr., a former employee and former majority owner of Innovative Medical Systems Corp. ("IMS"). In the complaint the Company seeks to recover damages from Mr. Catarious for breaches of representations and warranties made by him in the agreement pursuant to which the Company acquired IMS in December 1997 (the "IMS Agreement"). Because it believes that Mr. Catarious has committed breaches of his representations and warranties and the damages claimed exceed the value of the payments in stock that would otherwise have been payable to Mr. Catarious in 1999 and 2000, the Company has withheld such payments. The Company seeks compensatory damages in excess of $150,000 and seeks a judgment that it has properly exercised its right of offset, and that it is under no obligation to transfer any additional stock or other consideration to Mr. Catarious pursuant to the IMS Agreement.

     Mr. Catarious filed a counterclaim in May 2000 and an amended counterclaim against the Company and its subsidiary, OXIS Health Products, Inc., in August 2000. Mr. Catarious denies having made any misrepresentations, and he is claiming damages in excess of $3.5 million for alleged breaches of the IMS Agreement and Mr. Catarious' employment agreement.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits - See Exhibit Index on page 16.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OXIS International, Inc.


November 13, 2000                         By  /s/ Joseph F. Bozman, Jr.
                                             --------------------------
                                             Joseph F. Bozman, Jr.
                                             Chairman

November 13, 2000                         By  /s/ Jon S. Pitcher
                                             --------------------------
                                             Jon S. Pitcher
                                             Chief Financial Officer

                                 EXHIBIT INDEX

      Exhibit                                                     Page
       Number              Description of Document               Number

        27(a)              Financial data schedule