Form 10-K
period 2000-12-31
OXIS INTERNATIONAL INC
filed 2001-03-23
CIK 109657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the voting stock held by nonaffiliates of the Registrant as February 28, 2001 (assuming conversion of all outstanding voting preferred stock into common stock) was $5,169,975.

  Number of shares outstanding of Registrant's common stock as of February 28, 2001: 9,560,458 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    CONTENTS

                                                                          Page
                                                                          ----
                                    PART I

 ITEM 1.   BUSINESS.....................................................    1

 ITEM 2.   PROPERTIES...................................................    8

 ITEM 3.   LEGAL PROCEEDINGS............................................    9

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    9

                                    PART II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS.....................................................   10

 ITEM 6.   SELECTED FINANCIAL DATA......................................   10

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   11

 ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--
            NOT APPLICABLE

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   15

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   33

                                   PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   33

 ITEM 11.  EXECUTIVE COMPENSATION.......................................   36

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   40

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   42

                                    PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K....................................................   43

 SIGNATURES..............................................................  45

 EXHIBIT INDEX...........................................................  46

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

  In February 1998, the Company's Board of Directors approved the restructuring of the Company into two wholly owned subsidiaries, OXIS Health Products, Inc. and OXIS Therapeutics, Inc. The restructuring was completed in April 1998. Since that time the Company's commercial health products business, which manufactures and sells medical instruments and markets research and commercial diagnostic assays and fine chemicals to research and clinical laboratories and other customers, has been carried out by OXIS Health Products, Inc. The Company's drug discovery business, which is focused on new drugs to treat diseases associated with tissue damage from free radicals and ROS, is being carried out by OXIS Therapeutics, Inc. For financial information about these two operating segments, see Note 7 to the consolidated financial statements.

  The Company's lead therapeutic drug candidate, BXT-51072, completed a Phase IIA clinical trial in inflammatory bowel disease ("IBD") in 1999. A larger Phase IIB trial is in the planning stages. Two other therapeutic programs are in the preclinical stage of development.

  The Company derives revenues primarily from sales of medical instruments, diagnostic assays and fine chemicals, primarily ergothioneine and bovine superoxide dismutase ("bSOD"). The Company's diagnostic products include twenty assays to measure markers of oxidative stress and fourteen commercial therapeutic drug monitoring ("TDM") assays based on fluorescence polarization immunoassay technology ("FPIA") that have been manufactured on a contract basis for the company that purchased that technology in 1999.

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

Research and Development

  The Company's research and development programs with respect to its therapeutics business are carried out by OXIS Therapeutics, Inc. OXIS' strategy is to develop potent, synthetic, small molecular weight (and therefore orally bioavailable) antioxidants which can penetrate cells in high concentrations to protect against direct ROS damage as well as reduce the activation of transcription factors such as NFkB and therefore reduce inflammation, apoptosis and other major and fundamental disease processes. If vitamins can be viewed as the first generation of antioxidants and large enzymes, such as superoxide dismutase ("SOD") can be viewed as the second generation antioxidants, OXIS believes it is now developing the third generation of antioxidants.

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

  The third series of molecules is designed around a natural antioxidant known as l-ergothioneine. L-ergothioneine itself is a sulfur-containing antioxidant, related to glutathione, which is a natural product and which is contained in tissues in the body subjected to significant oxidative stress such as the lens of the eye, the liver and red blood cells. Unlike glutathione, l-ergothioneine is stable in aqueous solutions and is well absorbed orally. Humans do not synthesize l-ergothioneine and therefore require it in their diet. It has been demonstrated to be depleted in the lens of the eye in patients with cataracts. OXIS holds a patent for what it believes to be the only commercially feasible synthetic process for pure l-ergothioneine. In addition, Company scientists have synthesized a series of proprietary analogs of l-ergothioneine which are more potent and which can be developed in areas where a proprietary position on natural l-ergothioneine is not available.

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

Markets

  The prevalence of ulcerative colitis is estimated to be 0.1% in developed countries. This yields an approximate population of 250,000 patients in the U.S. and 300,000 in western Europe. Crohn's disease, which the Company believes will also be amenable to therapy with BXT-51072, has approximately the same prevalence, so the combined market for the U.S. and Europe is between 1-1.2 million patients. Using a conservative pricing estimate of $1,000 per patient per year, this yields a market size of approximately one billion dollars per year.

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

  In the Phase IIA trial, 20 patients with mild to moderate ulcerative colitis who had failed first line therapy (5-ASA drugs) received one of two dosage regimens of BXT-51072 for 28 days. The primary end point was the Mayo Colitis Activity Index ("CAI"), a well accepted composite clinical disease activity score. Findings from this Phase IIA trial include:

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

    Oxidative Stress Assays. The Company has developed thirteen research assay kits for markers of oxidative stress that are designed to ultimately facilitate diagnosis and optimize therapy of free radical-associated diseases. These assays are being sold by OXIS Health Products, Inc. primarily to basic researchers and clinicians working in oxidative stress research. These assays also provide developmental synergy for the pharmaceutical research and development programs by facilitating the assessment of oxidative stress in laboratory studies and in patients.

    Bovine Superoxide Dismutase (bSOD). The Company also has extensive experience in developing, manufacturing and marketing bovine superoxide dismutase ("bSOD"). Bovine superoxide dismutase has been previously studied in numerous clinical trials by OXIS and other companies. OXIS is not currently pursuing an active research program in bSOD, but through its subsidiary, OXIS Health Products, Inc., supplies bulk bSOD for human use.

  Poly-Ethylene Glycol Technology (PEG). The Company is not currently pursuing an active research program in PEG technology. During 1999 the Company entered into a licensing arrangement giving Enzon, Inc. the right to its PEG technologies.

  Overall, the Company has an extensive portfolio of patents that cover its synthetic antioxidant therapeutic molecules, assays for markers of oxidative stress and fine chemicals. The Company currently holds twenty-four U.S. patents and two French patents on other compounds expiring between 2006 and 2019.

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

  Research and development expenses were $1,910,000, $2,401,000 and $4,374,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Commercial Health Products

 Diagnostic Products

  Revenues from sales of the Company's diagnostic assays and fine chemicals comprised 61% of its revenues in 2000, 37% of its revenues in 1999 and 43% of its revenues in 1998.

  Oxidative Stress Research Products. The Company offers more than 140 research products for sale that include:

              Assays for markers of oxidative stress
              Spin traps
              Antibodies
              Proteins
              Specialty chemicals
              Controls

  The primary technology foundation for the research product line are twenty assay test kits which measure key markers in free radical biochemistry (markers of oxidative stress). Specifically, these assays measure levels of antioxidant protection, oxidative alterations, and pro-oxidant activation of specific white blood cells.

  These assay kits utilize either chemical (colorimetric) or immunoenzymatic
(EIA) reactions that can be read using laboratory spectrophotometers and microplate readers, respectively. The Company believes its assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy.

  The assays for markers of oxidative stress are currently being sold to researchers in Europe, Japan and the United States, primarily through distributors. The Company estimates that there are more than 7,500 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research assays. Thirteen of the Company's research assays are manufactured at the facility in Portland, Oregon. The others are manufactured pursuant to private label agreements.

  The Company's assays for markers of oxidative stress are generally protected by trade secrets, and to a more limited extent, patents. Four U.S. patents have been issued with respect to these assays. The oxidative stress assays are sold under the registered trademark "Bioxytech(R)".

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

  Therapeutic Drug Monitoring Assays. In its Portland, Oregon facility the Company has been manufacturing fourteen TDM assays which are based on FPIA technology.

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

  The Company recognized $911,000 as compensation for the intellectual property and contract rights. This amount has been included in revenues for 1999. The Company entered into an agreement with the purchaser of the therapeutic drug monitoring assays pursuant to which the Company has continued to manufacture the products and perform certain other services for the purchaser through 2000. The sale of intellectual property and contract rights together with product sales to the purchaser amounted to 21% of the Company's revenues in 1999, and product sales to the purchaser amounted to 20% of the Company's revenues in 2000. The agreement to manufacture TDM products has terminated, and the Company does not expect to manufacture any TDM products after the first quarter of 2001.

Wellness Services. The Company's Wellness Services program is intended to provide products and services to help consumers make informed decisions regarding their current and future health goals.

  The Company currently participates in this market by offering its At Home Health Check(TM) kits to test free radical activity and female hormone levels. Revenues from these products through 2000 have not been significant.

  OxyScan Instrument System. The Company has developed the OxyScan System which includes both reagents and instrumentation to measure oxidative and nutritional status. The Company believes the OxyScan System to be the first dedicated system on the market for measurement of oxidative and nutritional status. Several OxyScan instruments have been placed in research centers, but through 2000, revenues from the sale of OxyScan instrument have not been significant.

  The Company believes that its combination of reagent technology and instrumentation offers this market for the first time a dedicated system to facilitate testing without the extra steps involved with other manual methodologies. The OxyScan System will provide faster assay throughput and better turnaround time for oxidative damage and nutritional supplement assays than has previously been available. The Company believes that it will have a competitive advantage by offering a dedicated system for oxidative and nutritional status testing which offers the following advantages (i) reduced labor costs, (ii) reduced reagent costs, (iii) improved turnaround time and
(iv) testing flexibility. The Company commenced marketing the OxyScan in 1999. No assurances can be given that the OxyScan will become a commercially successful product.

 Medical Instruments

  The Company's subsidiary, OXIS Instruments, Inc., develops, manufactures, markets and sells instruments (primarily medical instruments) in its Pennsylvania facility. Revenues from the development and sale of instruments comprised approximately 35% of the Company's total revenues in 2000, 18% in 1999 and 48% in 1998. Instruments currently being manufactured include tissue processors, automated stainers and the OxyScan instrument. OXIS Instruments, Inc., generally manufactures product to fill specific orders, and had a backlog of orders of approximately $440,000 at December 31, 2000 and $500,000 at December 31, 1999. While the Company believes such orders to be firm, orders from customers are generally cancelable. The Company believes that adequate supplies of raw materials are either currently on hand or available from commercial suppliers, as needed.

 Therapeutic Products

  Revenues from sales of bulk bSOD and sales of Palosein(R), the Company's veterinary bSOD product, comprised approximately 19% of the Company's total revenues in 1999 and 4% in 1998. No bulk bSOD or Palosein(R) was sold during 2000.

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

  The Company sells bulk bSOD for human use outside the United States, but does not market dosage forms of bSOD for human use. The Company does not currently intend to seek approval for human use of bSOD in the United States for any indication, and only intends to sell bulk bSOD to the extent that there is a demand for it. Palosein(R) is OXIS' registered trademark for its veterinary brand of bSOD. The Company is currently negotiating the sale of the Palosein(R) product line. Although there are other sources of bSOD and other laboratory and pilot-scale processes to produce bSOD, the Company believes that it is the only company manufacturing bSOD on a commercial scale for pharmaceutical uses.

  The Company's Spanish licensee, Tedec-Meiji Farma, S.A., which distributes bSOD for human use in Spain, has been responsible for a significant portion of the Company's revenues in recent years. Sales of bSOD to Tedec-Meiji were 16% of the Company's revenues in 1999. No sales were made to Tedec-Meiji during 1998 or 2000. The Company is currently negotiating orders for delivery of bulk bSOD to Tedec-Meiji in 2001.

Risk Factors

 Need for Additional Financing

  The Company has incurred losses in each of the last five years. As of December 31, 2000, the Company had an accumulated deficit of approximately $54,386,000. The Company expects to incur operating losses for the foreseeable future. The Company currently does not have sufficient capital resources to complete the Company's contemplated development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company's potential pharmaceutical products.

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

 Future Profitability Uncertain

  The Company expects to incur operating losses for the foreseeable future. The Company's research and development expenses are expected to increase as the Company continues human clinical testing. These losses and expenses may increase and fluctuate from quarter to quarter as the Company expands its development activities. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company's independent auditors on the Company's financial statements for the period ended December 31, 2000 includes an explanatory paragraph referring to the Company's ability to continue as a going concern. The Company anticipates that it will expend significant capital resources in product research and development and in human clinical trials. Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company's future capital requirements will depend on many factors including: continued scientific progress in its research and development programs; the magnitude of these programs; the success of preclinical and clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; technological competition and market developments; the establishment of and changes in collaborative relationships; and the cost of commercialization activities and arrangements.

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

 NASDAQ Listing

  As further discussed in Item 5 the Company has failed to meet certain requirements for continued listing on the Nasdaq National Market.

  If the Company's common stock ceases to be listed on the Nasdaq National Market, such failure to be listed could have a material adverse effect on the transferability of the common stock, and may have a material adverse effect on the value of the common stock as well.

Employees

  As of December 31, 2000, the Company had 50 employees in the United States and 2 employees in the United Kingdom. None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a work interruption.

Foreign Operations and Export Sales

  For information regarding the Company's foreign operations and export sales, see Note 7 to the consolidated financial statements.

ITEM 2. PROPERTIES.

  The Company occupies, pursuant to leases expiring in 2001, office, laboratory and manufacturing space near Philadelphia, Pennsylvania and in Portland, Oregon. The space in Portland, Oregon is shared by the Company's health products and therapeutic development segments. The Pennsylvania space is occupied by the Company's instrument manufacturing subsidiary, a part of its health products segment.

  Although the premises currently occupied are suitable for the Company's present requirements, the Company believes that other equally suitable premises are readily available.

ITEM 3. LEGAL PROCEEDINGS.

  In March 2000 the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Joseph B. Catarious, Jr., a former employee and former majority owner of Innovative Medical Systems Corp. ("IMS"). In the complaint the Company seeks to recover damages from Mr. Catarious for breaches of representations and warranties made by him in the agreement pursuant to which the Company acquired IMS in December 1997 (the "IMS Agreement"). Because it believes that Mr. Catarious has committed breaches of his representations and warranties and the damages claimed exceed the value of the payments in stock that would otherwise have been payable to Mr. Catarious the Company has withheld the stock payment that would have been payable in 1999. The Company seeks compensatory damages in excess of $150,000 and seeks a judgment that it has properly exercised its right of offset, and that it is under no obligation to transfer any additional stock or other consideration to Mr. Catarious pursuant to the IMS Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  At the Company's Annual Meeting of Stockholders held on December 12, 2000 ("2000 Stockholders Meeting"), the Company's stockholders elected the following persons to Company's Board of Directors:

                           Common    Common  Series B  Series B  Series C  Series C
                           shares    shares  Preferred Preferred Preferred Preferred
Name                         FOR    WITHHELD   FOR*    WITHHELD*   FOR*    WITHHELD*
----                      --------- -------- --------- --------- --------- ---------

Timothy G. Biro.........  5,084,343  71,840   85,677        0         0         0
Joseph F. Bozman, Jr. ..  5,082,320  73,863   85,677        0         0         0
Richard A. Davis........  5,084,495  71,688   85,677        0         0         0
Stuart S. Lang..........  5,084,453  71,730   85,677        0         0         0
Timothy C. Rodell,
 M.D....................  5,079,672  76,511   85,677        0         0         0
Ray R. Rogers...........  5,071,754  84,429   85,677        0         0         0

--------
* In equivalent common votes.

  At the 2000 Stockholders' Meeting, the stockholders also approved an amendment to the Company's 1994 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 885,000 shares, to an aggregate of 2,250,000 shares (1,314,716 common shares, Series B Preferred shares with 85,677 equivalent common votes and no Series C Preferred shares voting for; 264,936 common shares voting against; 113,632 common shares abstaining; and 3,462,899 broker non-votes).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is traded on the Nasdaq Stock Market's National Market and the French stock market, Le Nouveau Marche, under the symbol "OXIS".

  Recent quarterly high and low sales prices of the Company's common stock on the Nasdaq Stock Market are as follows:

                                          2000                    1999
                                ------------------------ -----------------------
                                 4th   3rd   2nd   1st    4th   3rd   2nd   1st
                                ----- ----- ----- ------ ----- ----- ----- -----
   High........................ 1.125 2.250 5.000 10.000 8.000 1.250 2.250 3.000
   Low.........................  .281 1.000 1.563  1.250  .313  .688  .750 1.250

  The Company has an estimated 8,300 shareholders, including approximately 4,800 shareholders who hold their shares in street name. The Company utilizes its assets to develop its business and, consequently, has never paid a dividend and does not expect to pay dividends in the foreseeable future.

  The Company received a Nasdaq staff determination on March 15, 2001 indicating that, because the bid price of its common stock has continued to be less than $1.00, the Company fails to comply with Nasdaq's minimum bid price requirement for continued listing set forth in Nasdaq's Marketplace Rule 4450(a)(5), and that its common stock is, therefore, subject to delisting from the Nasdaq National Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. There can be no assurance the Panel will grant the Company's request for continued listing.

  Nasdaq also notified the Company on March 12, 2001 that it has failed to meet Nasdaq's requirement to maintain a minimum market value of public float of $5,000,000 under Marketplace Rule 4450(a)(2). This deficiency, if not corrected by June 11, 2001, could also result in delisting of the Company's common stock from the Nasdaq National Market. There can be no assurance that such deficiency can be corrected.

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

For years ended December 31:     2000         1999         1998         1997         1996
----------------------------  -----------  -----------  -----------  -----------  -----------
Total Revenues(1).......      $ 3,540,000  $ 7,165,000  $ 5,147,000  $ 5,059,000  $ 4,867,000
Net loss................      $(4,636,000) $(4,447,000) $(7,129,000) $(5,151,000) $(5,992,000)
Net loss per share--
 basic and diluted......      $      (.50) $      (.56) $     (1.02) $     (1.17) $     (2.34)

As of December 31:               2000         1999         1998         1997         1996
------------------            -----------  -----------  -----------  -----------  -----------
Total assets............      $ 5,625,000  $ 5,184,000  $11,168,000  $12,575,000  $ 7,997,000
Long-term obligations...      $   150,000  $   194,000  $ 1,613,000  $ 1,570,000  $     2,000
Common shares
 outstanding............        9,560,458    7,928,784    7,845,352    5,719,265    2,758,149

--------
(1) Earned interest not included in revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

  The Company's working capital increased during 2000 from $924,000 as of December 31, 1999 to $2,511,000 as of December 31, 2000. This increase in working capital resulted primarily from proceeds of $6,068,000 from the sale of common stock, offset by the net loss for 2000 ($4,636,000 less non-cash charges of $516,000).

  Cash and cash equivalents increased from $789,000 at December 31, 1999 to $2,059,000 at December 31, 2000.

  The Company expects to continue to report losses in 2001 as the level of expenses is expected to continue to exceed revenues. The Company can give no assurances as to when and if its revenues will exceed its expenses.

  Additional capital will be required during 2001 to continue operating in accordance with its current plans. If the Company is unable to generate additional funding through an increase in revenues, additional borrowings or raising additional capital during 2001, it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

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

Results of Operations

 Possible Divestiture of Assets

  During 2000 the Company's Board of Directors considered divesting substantially all of the assets of OXIS Health Products, Inc. and focusing the Company's efforts in the area of ethical pharmaceutical development. A special committee of the Board of Directors was charged with the responsibility of completing an investigation of an offer to purchase the Health Products assets as well as any other avenues of sale. The offer was subsequently withdrawn. The Company's Board of Directors is no longer planning to divest the assets of OXIS Health Products, Inc.

 Revenues

  The Company's revenues for the past three years consisted of the following:

                                                  2000       1999       1998
                                               ---------- ---------- ----------
   Research assays and fine chemicals......... $1,429,000 $1,098,000 $  793,000
   Therapeutic drug monitoring assays.........    722,000  1,547,000  1,438,000
   Medical instruments........................  1,226,000  1,319,000  2,477,000
   bSOD for research and human use............        --   1,123,000      8,000
   Palosein(R) (bSOD for veterinary use)......        --     237,000    220,000
   License and sale of technology.............        --   1,511,000        --
   Other......................................    163,000    330,000    211,000
                                               ---------- ---------- ----------
     Total sales.............................. $3,540,000 $7,165,000 $5,147,000
                                               ========== ========== ==========

  In 1999 sales of research assays and fine chemicals increased by $305,000 due to an increase in sales volume of assays to measure markers of oxidative stress and bulk components of those assays. In 2000 sales of research assays and fine chemicals increased by an additional $331,000. The increase in 2000 was due to the release of two new research assays in 2000 and further increases in the volume of other research assays as well as an increase in sales of l-ergothioneine of $216,000.

  In 1999 sales of therapeutic drug monitoring assays increased by $109,000, from $1,438,000 to $1,547,000. In 2000 sales of therapeutic drug monitoring assays declined by $825,000, to $722,000.

  Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. Sales of therapeutic drug monitoring assays for the year ended December 31, 1999 include $158,000 for the sale of the therapeutic drug monitoring finished goods inventory to the purchaser of the rights to this technology. Increased sales volumes to the Company's distributors in the first six months of 1999 also contributed to the increase. Therapeutic drug monitoring assay revenues subsequent to June 29, 1999 represent sales of assays and services to the purchaser of the rights to this technology. Such revenues in the second half of 1999 were less than the therapeutic drug monitoring assay sales in the second half of 1998. In 2000 the Company continued to produce therapeutic drug monitoring assays on a contract basis for the purchaser of the rights to the technology, but the total volume was less than in 1999, and the average prices at which the products were sold has been substantially lower subsequent to June 1999. The Company's agreement to manufacture these products has terminated, and the Company does not expect to manufacture or sell any therapeutic drug monitoring products after the first quarter of 2001.

  Revenue from instrument sales and development declined by $1,158,000 from $2,477,000 in 1998 to $1,319,000 in 1999. This decrease resulted from reduced orders from certain customers for whom the Company acts as an original equipment manufacturer. Revenue from instrument sales and development declined further in 2000, to $1,226,000 due to further volume reductions.

  Sales of bSOD have been made primarily to the Company's Spanish licensee. The Company sold bulk bSOD to this customer in 1999, but not in 1998 or 2000. The Company is currently negotiating orders for delivery of bulk bSOD to the Spanish licensee in 2001. Future sales of bulk bSOD beyond 2000 are largely dependent on the needs of the Company's Spanish licensee which are uncertain and difficult to predict and no assurances can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

  Palosein(R) sales increased modestly, from $220,000 in 1998 to $237,000 in 1999. The Company did not sell Palosein(R) in 2000, and is negotiating a sale of the Palosein(R) product line.

  Revenues from the license and sale of technology in 1999 consist of $911,000 recognized as compensation for the intellectual property and contract rights relating to the therapeutic drug monitoring assays and $600,000 paid to the Company for the assignment of the Company's patents relating to poly-ethylene glycol technology.

 Costs and Expenses

  Cost of sales decreased slightly from 83% of product sales in 1998 to 82% of product sales in 1999. Improved margins in 1999 on sales of research assays and therapeutic drug monitoring assays were mostly offset by the excess ($368,000) of the cost of technology sold over the proceeds from the sale of technology and an increase in instrument manufacturing costs as a percentage of instrument sales, which resulted from the decline in instrument sales volumes. In 2000 cost of sales increased to 86% of sales. This increase as compared to 1999 was due primarily to a $382,000 reduction in margins on sales of therapeutic drug monitoring products and an increase in the negative gross margin from the Company's wellness services program ($110,000 in 1999 and $351,000 for 2000). These cost increases were partially offset by a $293,000 increase in gross margins from sales of research assays and fine chemicals. The Company's cost of sales includes amortization of purchase price adjustments (primarily technology) acquired in 1994 and 1997 (amortization of $857,000 in 1998, $557,000 in 1999 and $147,000 in 2000). Excluding
amortization of purchase adjustments and excluding technology sales and the cost of technology sales in 1999, the Company's cost of sales as a percentage of sales was 66% in 1998, 72% in 1999 and 83% in 2000.

  The Company reduced the fixed costs of its medical instruments manufacturing operation in early 1999 by selling the facility and leasing back a portion of the space. However, the Company believes that for current production volumes it would be difficult to further reduce manufacturing costs. Therefore, significant improvements in product margins for both medical instruments and research assays are dependent on increases in sales volumes.

  Cost of technology sold in 1999 represents the carrying value of the technology relating to the therapeutic drug monitoring assays that was sold.

  Research and development costs decreased by $1,973,000 in 1999, from $4,374,000 to $2,401,000. The decrease in 1999 resulted primarily from the closure of the French research facility in the first half of 1999 and further reductions in expenditures on therapeutic development projects while the Company sought additional funds for its therapeutic development programs. As a result of the closure, expenses of the French research facility were reduced from $2,378,000 in 1998 (including a $585,000 write-down of equipment) to $1,058,000 in 1999, a reduction of $1,320,000. Research and development costs decreased an additional $491,000 in 2000, to $1,910,000. Reductions in expenses of the Company's French research facility of $897,000 were offset by a $266,000 increase in other research and development expenses relating to the Company's therapeutic development programs and a $140,000 increase in expenses relating to the development of research assays.

  In 1999 sales, general and administrative expenses decreased by $270,000, from $3,555,000 to $3,285,000. The decrease in 1999 was mostly due to reductions in compensation expense. In 2000 sales, general and administrative expenses increased by $12,000.

 Interest Income and Expense

  Interest income decreased by $108,000, from $165,000 to $57,000 in 1999 as funds from the 1998 private placement of securities were spent. Interest income increased to $180,000 in 2000 due to investment of proceeds from the 2000 private placement of securities.

  Interest expense decreased from $298,000 in 1998 to $94,000 in 1999 due primarily to the payment of long-term debt in connection with the sale of land and buildings in February 1999.

 Net Loss

  The Company incurred net losses in 1998, 1999 and 2000 and does not expect to be profitable in the foreseeable future.

  The Company's net loss in 1999 was reduced by $2,682,000 as compared to 1998 due primarily to the reduction of research and development costs. The Company's net loss increased by $189,000, to $4,636,000 in 2000 as declines in gross margins from product and technology sales were offset in part by a decrease in research and development expense and an increase in net interest income.

  The Company expects to incur a substantial net loss for 2001. If the Company develops substantial new revenue sources or if substantial additional capital is raised through further sales of securities (See Financial Condition, Liquidity and Capital Resources), the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital or to develop new revenue sources, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Shareholders of OXIS International, Inc.:

    We have audited the accompanying consolidated balance sheets of OXIS International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(d) on Form 10-K. These financial statements and financial statement schedule are the responsibility of the management of OXIS International, Inc. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OXIS International, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
  Note 1 to the consolidated financial statements, the Company has incurred losses in each of the last three years, and at December 31, 2000, the Company had an accumulated deficit of $54,386,000, raising substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Deloitte & Touche LLP

  Portland, Oregon
  March 1, 2001

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                         2000         1999
                                                      -----------  -----------
                       ASSETS

Current assets:
  Cash and cash equivalents.......................... $ 2,059,000  $   789,000
  Accounts receivable, net of allowance of $199,000
   ($136,000 at December 31, 1999)...................     502,000    1,072,000
  Inventories........................................   1,271,000    1,327,000
  Prepaid and other..................................      81,000       37,000
                                                      -----------  -----------
      Total current assets...........................   3,913,000    3,225,000
Property, plant and equipment, net...................     651,000      808,000
Technology for developed products....................     681,000      864,000
Other assets.........................................     380,000      287,000
                                                      -----------  -----------
      Total assets................................... $ 5,625,000  $ 5,184,000
                                                      ===========  ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable...................................... $   160,000  $   681,000
  Accounts payable...................................     628,000    1,131,000
  Customer deposits..................................     174,000           --
  Accrued payroll and payroll taxes..................     246,000      271,000
  Other accrued liabilities..........................      95,000      124,000
  Current portion of long-term debt..................      99,000       94,000
                                                      -----------  -----------
      Total current liabilities......................   1,402,000    2,301,000
Long-term debt due after one year....................     150,000      194,000

Commitments and contingencies (Notes 1 and 9)

Shareholders' equity:
  Preferred stock--$.01 par value; 15,000,000 shares
   authorized:
    Series B--428,389 shares issued and outstanding
     at December 31, 2000 and 1999 (aggregate
     liquidation preference of $1,000,000)...........       4,000        4,000
    Series C--296,230 shares issued and outstanding
     at December 31, 2000 (608,536 at December 31,
     1999)...........................................       3,000        6,000
  Common stock--$.001 par value; 95,000,000 shares
   authorized; 9,560,458 shares issued and
   outstanding at December 31, 2000 (7,928,784 at
   December 31, 1999)................................       9,000        8,000
  Warrants...........................................   2,870,000           --
  Additional paid in capital.........................  55,956,000   52,756,000
  Accumulated deficit................................ (54,386,000) (49,750,000)
  Accumulated other comprehensive loss - foreign
   currency translation adjustments..................    (383,000)    (335,000)
                                                      -----------  -----------
      Total shareholders' equity.....................   4,073,000    2,689,000
                                                      -----------  -----------
      Total liabilities and shareholders' equity..... $ 5,625,000  $ 5,184,000
                                                      ===========  ===========

                            See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  Years ended December 31, 2000, 1999 and 1998

                                            2000         1999         1998
                                         -----------  -----------  -----------
Revenues:
  Product sales........................  $ 3,540,000  $ 5,654,000  $ 5,147,000
  License and sale of technology.......           --    1,511,000           --
                                         -----------  -----------  -----------
    Total revenues.....................    3,540,000    7,165,000    5,147,000
Costs and expenses:
  Cost of product sales................    3,059,000    4,610,000    4,214,000
  Cost of technology sold..............           --    1,279,000           --
  Research and development.............    1,910,000    2,401,000    4,374,000
  Sales, general and administrative....    3,297,000    3,285,000    3,555,000
                                         -----------  -----------  -----------
    Total costs and expenses...........    8,266,000   11,575,000   12,143,000
                                         -----------  -----------  -----------
Operating loss.........................   (4,726,000)  (4,410,000)  (6,996,000)
Interest income........................      180,000       57,000      165,000
Interest expense.......................      (90,000)     (94,000)    (298,000)
                                         -----------  -----------  -----------
Net loss...............................   (4,636,000)  (4,447,000)  (7,129,000)
Other comprehensive loss - foreign
 currency translation adjustments......      (48,000)     (48,000)     (33,000)
                                         -----------  -----------  -----------
Comprehensive loss.....................  $(4,684,000) $(4,495,000) $(7,162,000)
                                         ===========  ===========  ===========
Net loss per share--basic and diluted..  $      (.50) $      (.56) $     (1.02)
                                         ===========  ===========  ===========
Weighted average number of shares used
 in computation--basic and diluted.....    9,185,392    7,888,316    6,985,698
                                         ===========  ===========  ===========


                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998

                                             2000         1999         1998
                                          -----------  -----------  -----------
Cash flows from operating activities:
  Net loss..............................  $(4,636,000) $(4,447,000) $(7,129,000)
  Adjustments to reconcile net loss to
   cash used for operating activities:
   Depreciation and amortization........      443,000      838,000    1,558,000
   Loss on disposals of land, building,
    improvements and equipment..........       73,000       62,000          --
   Loss on sale of technology...........          --       368,000          --
   Cash proceeds from sale of
    technology..........................          --       342,000          --
   Write-down of equipment to be
    disposed............................          --           --       585,000
   Changes in assets and liabilities:
     Accounts receivable................      567,000      (86,000)     845,000
     Inventories........................       56,000      237,000       49,000
     Prepaid and other current assets...      (45,000)     220,000     (179,000)
     Accounts payable...................     (501,000)     384,000     (845,000)
     Customer deposits..................      174,000     (120,000)     120,000
     Accrued payroll and payroll
      taxes.............................      (31,000)    (129,000)    (182,000)
     Other accrued liabilities..........       13,000     (146,000)     (67,000)
                                          -----------  -----------  -----------
       Net cash used for operating
        activities......................   (3,887,000)  (2,477,000)  (5,245,000)
Cash flows from investing activities:
  Proceeds from sale of land, building,
   improvements and equipment, net of
   related costs........................          --     1,967,000          --
  Collection of note receivable.........          --       569,000          --
  Purchase of equipment and leasehold
   improvements.........................     (160,000)    (257,000)    (104,000)
  Additions to patents and other
   assets...............................     (154,000)    (124,000)    (160,000)
  Other.................................       11,000       (5,000)      20,000
                                          -----------  -----------  -----------
       Net cash provided by (used for)
        investing activities............     (303,000)   2,150,000     (244,000)
Cash flows from financing activities:
  Proceeds from issuance of stock, net
   of related cost......................    5,868,000          --     7,513,000
  Short-term borrowing..................          --           --       404,000
  Proceeds from issuance of long-term
   debt.................................          --        93,000      150,000
  Redemption of Series D preferred
   stock................................          --           --      (700,000)
  Repayment of short-term notes.........     (361,000)     (44,000)    (443,000)
  Repayment of long-term debt...........      (40,000)  (1,528,000)     (89,000)
                                          -----------  -----------  -----------
       Net cash provided by (used for)
        financing activities............    5,467,000   (1,479,000)   6,835,000
Effect of exchange rate changes on
 cash...................................       (7,000)      20,000      (61,000)
                                          -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents............................    1,270,000   (1,786,000)   1,285,000
Cash and cash equivalents--beginning of
 year...................................      789,000    2,575,000    1,290,000
                                          -----------  -----------  -----------
Cash and cash equivalents--end of year..  $ 2,059,000  $   789,000  $ 2,575,000
                                          ===========  ===========  ===========
Cash paid for interest..................  $    68,000  $   125,000  $   217,000
Supplemental schedule of noncash
 operating and financing activities:
  Issuance of Common Stock in exchange
   for cancellation of notes and accrued
   interest.............................      200,000          --       778,000
  Conversion of Preferred Stock into
   Common Stock.........................      366,000      233,000      642,000
  Note received as part of proceeds from
   sale of technology...................          --       569,000          --

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years ended December 31, 2000, 1999, and 1998

                                                                                                  Accumulated
                      Preferred Stock      Common Stock               Additional                     other         Total
                     ------------------  -----------------              paid-in    Accumulated   comprehensive shareholders'
                      Shares    Amount    Shares    Amount  Warrants    capital      deficit         loss         equity
                     ---------  -------  ---------  ------ ---------- -----------  ------------  ------------- -------------
Balances, January
 1, 1998...........  1,665,030  $17,000  5,719,265  $6,000            $45,160,000  $(38,174,000)   $(254,000)   $ 6,755,000
Conversion of
 Series B preferred
 shares to common..   (214,194)  (2,000)    42,839                          2,000                                       --
Conversion of
 Series C preferred
 shares to common..   (213,819)  (3,000)    61,770                          3,000                                       --
Conversion of
 Series D preferred
 shares to common..        (50)             35,800                                                                      --
Sales of common
 shares............                      1,985,678   2,000              8,289,000                                 8,291,000
Retirement of
 Series D preferred
 shares............       (700)                                          (700,000)                                 (700,000)
Net loss...........                                                                  (7,129,000)                 (7,129,000)
Foreign currency
 translation
 adjustments.......                                                                                  (33,000)       (33,000)
                     ---------  -------  ---------  ------            -----------  ------------    ---------    -----------
Balances, December
 31, 1998..........  1,236,267   12,000  7,845,352   8,000             52,754,000   (45,303,000)    (287,000)     7,184,000
Shares issued in
 connection with
 1997 business
 combination.......                         25,844                                                                      --
Conversion of
 Series C preferred
 shares to common..   (199,342)  (2,000)    57,588                          2,000                                       --
Net loss...........                                                                  (4,447,000)                 (4,447,000)
Foreign currency
 translation
 adjustment........                                                                                  (48,000)       (48,000)
                     ---------  -------  ---------  ------            -----------  ------------    ---------    -----------
Balances, December
 31, 1999..........  1,036,925   10,000  7,928,784   8,000             52,756,000   (49,750,000)    (335,000)     2,689,000
Conversion of
 Series C preferred
 shares to common..   (312,306)  (3,000)    90,221                          3,000                                       --
Sales of common
 shares and
 warrants..........                      1,376,949   1,000 $2,870,000   3,134,000                                 6,005,000
Shares issued in
 connection with
 1997 business
 combination.......                        100,000                                                       --
Options exercised..                         64,944                         63,000                                    63,000
Other..............                           (440)                                                      --
Net loss...........                                                                  (4,636,000)                 (4,636,000)
Foreign currency
 translation
 adjustment........                                                                                  (48,000)       (48,000)
                     ---------  -------  ---------  ------ ---------- -----------  ------------    ---------    -----------
Balances, December
 31, 2000..........    724,619  $ 7,000  9,560,458  $9,000 $2,870,000 $55,956,000  $(54,386,000)   $(383,000)   $ 4,073,000
                     =========  =======  =========  ====== ========== ===========  ============    =========    ===========

                            See accompanying notes.

                           OXIS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 2000, 1999 and 1998

1.  Description of Business and Basis of Presentation

  OXIS International, Inc. (the "Company") develops, manufactures and markets selected therapeutic and diagnostic products and medical instruments. The Company's research and development efforts are concentrated principally in the development of products to diagnose, treat and prevent diseases associated with free radicals and reactive oxygen species. The Company is headquartered in Portland, Oregon, has an instrument manufacturing facility near Philadelphia, Pennsylvania and has an office near Cambridge, England housing therapeutic development employees.

  Assays to measure markers of oxidative stress are manufactured by the Company in the United States and are sold directly to researchers and to distributors for resale to researchers, primarily in Europe, the United States and Japan. Medical instruments are manufactured in the United States and are sold to distributors and other customers both within and outside the United States. The Company also sells pharmaceutical forms of superoxide dismutase
(SOD) for human and veterinary use. Therapeutic drug monitoring assays have been manufactured by the Company in the United States and were sold to hospital clinical laboratories and reference laboratories by an in-house sales force and a network of distributors both within and outside the United States. Subsequent to June 1999, the Company has manufactured therapeutic drug monitoring assays pursuant to a contract with the purchaser of the therapeutic drug monitoring technology (see Note 7).

  These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each of the last three years and at December 31, 2000 had an accumulated deficit of $54,386,000. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

  The Company expects that additional capital will be required during 2001 to continue operating in accordance with its current plans. If the Company is unable to generate additional funding through an increase in revenues, additional borrowings or raising additional capital during 2001 it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

  Nasdaq notified the Company on December 14, 2000 that because the minimum bid price of the Company's common stock had remained under $1.00 for 30 consecutive trading days, the common stock did not currently meet Nasdaq's requirements for continued listing on the Nasdaq National Market System. Consequently, if the bid price of the common stock is not at least $1.00 for a minimum of ten consecutive trading days before March 14, 2001 the Company' common stock will become the subject of a delisting notification from the Nasdaq National Market System. If the Company's stock does not then satisfy the Nasdaq listing requirements, the Company may seek review of the Nasdaq decision to de-list its stock. There can be no assurance that the Company's common stock will satisfy the requirements for continued listing on the Nasdaq National Market System, or that other alternatives will be available, in which case, the Company's common stock would be traded on the over-the-counter market.

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998


2. Significant Accounting Policies

  Principles of consolidation--The accompanying financial statements include the accounts of the Company as well as its subsidiaries. The functional currency of the Company's United Kingdom subsidiary is the British pound and the functional currency of the Company's French subsidiary is the French franc. The foreign subsidiaries' assets and liabilities are translated at the exchange rates at the end of the year, and their statements of operations are translated at the average exchange rates during each year. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income or loss and accumulated as a separate component of shareholders' equity. All significant intercompany balances and transactions are eliminated in consolidation.

  Cash equivalents consist of money market accounts with commercial banks.

  Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at December 31, 2000 and 1999, consisted of the following:

                                                              2000       1999
                                                           ---------- ----------
   Raw materials.......................................... $  682,000 $  666,000
   Work in process........................................    398,000    438,000
   Finished goods.........................................    191,000    223,000
                                                           ---------- ----------
     Total................................................ $1,271,000 $1,327,000
                                                           ========== ==========

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

  Property, plant and equipment at December 31, 2000 and 1999, consisted of the following:

                                                             2000       1999
                                                          ----------  ---------
   Furniture and office equipment........................ $  348,000  $ 336,000
   Laboratory and manufacturing equipment................  1,439,000  1,374,000
   Leasehold improvements................................     57,000     57,000
                                                          ----------  ---------
   Property, plant and equipment, at cost................  1,844,000  1,767,000
   Accumulated depreciation and amortization............. (1,193,000)  (959,000)
                                                          ----------  ---------
   Property, plant and equipment, net.................... $  651,000  $ 808,000
                                                          ==========  =========

  In February 1999, all of the Company's land, building and improvements with a net book value of $1,894,000 was sold for a gross sales price of $2,062,000.

  In the first half of 1999 the Company closed its research and development facility in France. Substantially all research and development activities being carried on by the Company's French subsidiary were ceased in early 1999. As of December 31, 1998, the carrying value of the French subsidiary's equipment was written down to its estimated net realizable value, resulting in a $585,000 charge to research and development expense in 1998. This charge is included in the segment loss for the therapeutic development segment in the segment information in Note 7.

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998

  Technology--Technology for developed products acquired in business combinations is amortized over estimated useful lives of seven to ten years. Accumulated amortization of technology for developed products was $820,000 as of December 31, 2000, and $712,000 as of December 31, 1999. The Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets.

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

  Net loss per share--Net loss per share is computed based upon the weighted average number of common shares outstanding ("basic") and, if dilutive, the incremental shares issuable upon the assumed exercise of stock options or warrants and the assumed conversion of preferred stock ("dilutive"). Due to the net losses in each of the last three years, the computation of dilutive net loss per share is antidilutive and therefore is the same as basic. If the Company had been profitable in 2000 no additional shares would have been included in the calculation of dilutive earning per share because the market price of the Company's common stock near the end of the year was not consistently in excess of the exercise price of any of the Company's outstanding options or warrants.

  Restatement to reflect reverse stock split--As described in Note 5, a one-for-five reverse split of the Company's common stock became effective October 21, 1998. All common share and per common share amounts have been restated to reflect the reverse split.

  Use of estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Future accounting changes--In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998

instruments at fair value. The implementation of this statement has been postponed by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 has postponed implementation of SFAS No. 133 until the Company's fiscal year ending December 31, 2001. This statement is not applicable to the Company's current operations.

3. NOTES PAYABLE

  Notes payable at December 31, 2000 and 1999 consisted of the following:

                                                                2000     1999
                                                              -------- --------
   Note payable to Commerce Bank............................. $    --  $361,000
   8% unsecured notes........................................  160,000  320,000
                                                              -------- --------
                                                              $160,000 $681,000
                                                              ======== ========

  The note payable to Commerce Bank was the outstanding balance pursuant to a $450,000 line of credit and bore interest at the bank's prime rate plus 1.75%. The line of credit expired during 2000, and the note was paid in full.

  The 8% unsecured notes are due to shareholders of the Company. The notes were due in May 1997. The remaining noteholder is indebted to the Company under the terms of a separate indemnification agreement related to a contingency associated with a previous purchase. Payment of the remaining note has been deferred pending the outcome of ongoing discussions with the noteholder.

4. LONG-TERM DEBT

  Long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                                2000     1999
                                                              -------- --------
   Notes payable to shareholders, interest at 8-8.25% due in
    monthly installments through 2013.......................  $196,000 $203,000
   Other....................................................    53,000   85,000
                                                              -------- --------
                                                               249,000  288,000
   Less amounts due within one year.........................    99,000   94,000
                                                              -------- --------
                                                              $150,000 $194,000
                                                              ======== ========

  The aggregate annual maturities of the long-term debt during the years ending December 31, 2002 to 2005 are as follows: 2002--$23,000; 2003--$8,000;
2004--$8,000; 2005--$9,000.

5. SHAREHOLDERS' EQUITY

  Common Stock--In the second and third quarters of 1998 the Company completed a private placement of its common stock together with warrants to a series of institutional investors ("units"). The units, consisting of one share of common stock plus a warrant to purchase one share of common stock, were priced at the Nasdaq closing price the day prior to the signing of the subscription agreements. A total of 1,985,678 common shares and warrants to purchase an equal number of common shares were issued in exchange for gross proceeds of $8,181,000 in cash and conversion of $778,000 of short-term notes and accrued interest payable. The exercise price of each warrant is equal to 120% of the price paid per unit.

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998


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

  In April 2000 the Company completed a private placement of units, consisting of one share of the Company's common stock plus warrants to purchase two shares of the Company's common stock (the "2000 units"), primarily to a series of institutional investors. The 2000 units were priced at the Nasdaq closing price for the Company's common stock the day prior to the signing of the subscription agreements relating to the purchase of such 2000 units. The price per 2000 unit ranged from $3.94 to $4.75. A total of 1,376,949 common shares and warrants to purchase 2,753,000 common shares were issued in exchange for gross proceeds of $6,050,000 in cash and conversion of $200,000 of short-term notes and accrued interest payable. The exercise price of one-half of the warrants issued in the private placement is equal to 135% of the price paid per 2000 unit. The exercise price of the other half of the warrants is equal to 150% of the price paid per 2000 unit.

  The Company issued additional warrants to its placement agents giving the agents the right to acquire 155,000 common shares at an exercise price of $5.94 per share.

  Preferred Stock--Terms of the preferred stock are to be fixed by the Board of Directors at such time as the preferred stock is issued. During 1998, 214,194 shares of Series B Preferred Stock were converted into 42,839 shares of common stock. The remaining 428,389 outstanding shares of Series B Preferred Stock are convertible into and have voting rights equivalent to 85,678 shares of common stock. The Series B Preferred Stock has certain preferential rights with respect to liquidation and dividends.

  The shares of Series C Preferred Stock are convertible into shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 nor more than .2889 common shares for each Series C Preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C Preferred Stock into common stock if the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C Preferred Stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. Through December 31, 2000, 1,477,850 shares of Series C Preferred Stock have been converted into common stock. As of December 31, 2000, 296,230 shares of Series C Preferred Stock remained outstanding.

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

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998


  Stock Warrants--In connection with the issuance of common stock and Series C and E Preferred Stock prior to 1998, the Company has issued to its placement agents warrants to purchase 78,278 shares of common stock at prices ranging from $7.15 to $16.25 per share that remained outstanding and were exercisable at December 31, 2000. They expire between May 2001 and December 2001.

  A warrant to purchase 162,025 common shares at $12.50 per share was issued to the purchaser of the Company's Series D Preferred Stock. This warrant was immediately exercisable and remained outstanding as of December 31, 2000. It expires in May 2001.

  Warrants to purchase 60,000 common shares were issued to the purchasers of the secured convertible term notes in October 1996. The warrants have an exercise price of $3.05 per share and expire in October 2001. They were immediately exercisable and remained outstanding as of December 31, 2000.

  Warrants to purchase 1,985,678 common shares at exercise prices of $5.25 to $6.75 that were issued in connection with the sale of common shares during 1998 remained outstanding at December 31, 2000. These warrants became exercisable during 1999 and expire in April and May 2003.

  Warrants to purchase 2,908,898 common shares at exercise prices of $4.92 to $7.13 that were issued in connection with the sale of common shares during 2000 remained outstanding at December 31, 2000. These warrants became exercisable immediately upon issuance and expire between February 2001 and April 2005.

  Stock Options--The Company has a stock incentive plan under which 2,250,000 shares of the Company's common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company's common stock, awarding stock bonuses of the Company's common stock, and granting stock appreciation rights. Options granted pursuant to the Plan have a maximum term of ten years; vesting is determined by the Compensation Committee of the Company's Board of Directors. Options granted through 2000 have had vesting requirements of up to five years. The plan permits grants of options at less than the fair market value of the underlying shares on the date of the grant, but through 2000 no such options have been issued. Options granted and outstanding under the plan are summarized as follows:

                                 2000                1999               1998
                          ------------------- ------------------- -----------------
                                     Weighted            Weighted          Weighted
                                     average             average           average
                                     exercise            exercise          exercise
                           Shares     price    Shares     price   Shares    price
                          ---------  -------- ---------  -------- -------  --------
Outstanding at beginning
 of year................  1,034,582   $2.92     483,560   $6.36   468,740   $7.10
Granted.................    895,250    2.21     597,822     .47   112,500    3.37
Exercised...............    (64,944)    .97         --      --        --      --
Forfeitures.............    (62,402)   6.07     (46,800)   6.99   (97,680)   6.49
                          ---------           ---------           -------
Outstanding at end of
 year...................  1,802,486   $2.53   1,034,582   $2.92   483,560   $6.36
                          =========   =====   =========   =====   =======   =====
Exercisable at end of
 year...................    825,137   $3.08     631,780   $4.35   361,356   $7.16
                          =========   =====   =========   =====   =======   =====

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998


  The number of shares under option, weighted average exercise price and weighted average remaining contractual life of all options outstanding as of December 31, 2000, by range of exercise price was as follows:

         Range of                           Weighted average         Weighted average
      exercise price       Shares            exercise price           remaining life
      --------------       -------          ----------------         ----------------
      $  .44-$  .88        854,163              $   .60                 9.30 years
      $ 1.31-$ 1.91        546,750              $  1.78                 9.21 years
      $ 2.12-$ 4.53        225,273              $  2.98                 7.40 years
      $ 5.75-$ 8.45        130,300              $  7.95                 5.39 years
      $11.25-$17.50         46,000               $15.20                 4.14 years

  The number of shares under option and weighted average exercise price of options exercisable as of December 31, 2000, by range of exercise price was as follows:

           Range of                                                        Weighted average
        exercise price                 Shares                               exercise price
        --------------                 -------                             ----------------
        $  .44-$  .88                  440,432                                  $  .54
        $ 1.31-$ 1.91                   36,163                                  $ 1.33
        $ 2.12-$ 4.53                  172,242                                  $ 3.03
        $ 5.75-$ 8.45                  130,300                                  $ 7.95
        $11.25-$17.50                   46,000                                  $15.20

  The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options. Accordingly, since the exercise price of all options issued under the plan has been greater than or equal to the fair market value of the stock at the date of issue of the options, no compensation cost has been recognized for options granted under the plan. Had compensation cost for options granted under the plan been determined based on the fair value at the grant dates in a manner consistent with the method determined under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the net loss and net loss per share for 2000, 1999 and 1998 would have been changed to the pro forma amounts indicated below:

                                           2000         1999         1998
                                        -----------  -----------  -----------
   Net loss:
     As reported....................... $(4,636,000) $(4,447,000) $(7,129,000)
     Pro forma......................... $(4,911,000) $(4,282,000) $(7,183,000)

   Net loss per share--basic and
    diluted:
     As reported....................... $      (.50) $     (0.56) $     (1.02)
     Pro forma......................... $      (.53) $     (0.54) $     (1.03)

  For the purpose of computing the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                         Grants issued in
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Dividend yield....................................       0%       0%       0%
   Expected volatility...............................     109%      75%      74%
   Risk-free interest rate...........................     4.7%     6.6%     4.7%
   Expected lives.................................... 3 years  3 years  3 years

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998


  The weighted average fair value as of the option date was computed to be $.60 per share for options issued during 2000, $.24 per share for options issued during 1999 and $1.72 per share for options issued during 1998.

  At December 30, 2000 the Company had the following additional stock options outstanding that were not issued pursuant to its stock incentive plan. An option to acquire 7,000 common shares at an exercise price of $8.44 per share was granted in 1996 and expires in 2006. An option to acquire 25,000 common shares at an exercise price of $1.38 was granted in 2000 and expires in 2005. An additional option to acquire 400,000 common shares at an exercise price of $1.56 was granted in 2000 and, if not exercised, will be forfeited before the end of the first quarter of 2001.

6. Income Taxes

  Income Tax Provision--Income tax provisions were not necessary in 2000, 1999 and 1998 due to net losses.

  Deferred Taxes--Deferred taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating losses and tax credit carryforwards.

  The tax effects of significant items comprising the Company's deferred taxes as of December 31 were as follows:

                                                        2000         1999
                                                     -----------  -----------
   United States taxes:
     Deferred tax assets:
       Federal net operating loss carryforward and
        capitalized research and development
        expenses.................................... $ 8,128,000  $ 6,592,000
       Federal R&D tax credit carryforward..........     676,000      676,000
       State net operating loss carryforward and
        capitalized research and development
        expenses....................................     816,000      553,000
     Deferred tax liabilities--book basis in excess
      of noncurrent assets acquired in purchase
      transactions..................................    (181,000)    (242,000)
                                                     -----------  -----------
     Net deferred tax assets........................   9,439,000    7,579,000
     Valuation allowance............................  (9,439,000)  (7,579,000)
                                                     -----------  -----------
     Net deferred taxes............................. $       --   $       --
                                                     ===========  ===========

   French taxes:
     Deferred tax assets--
       Net operating loss carryforward.............. $ 3,563,000  $ 3,745,000
     Valuation allowance............................  (3,563,000)  (3,745,000)
                                                     -----------  -----------
     Net deferred taxes............................. $       --   $       --
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

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998


  The tax benefits ($351,000) of the net operating losses of $1,032,000 which existed at the date of acquisition (December 31, 1997) of Innovative Medical Systems Corp. will be recorded as a reduction of the net unamortized balance of property, plant and equipment and intangible assets of $465,000 when and if realized.

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

  Tax Carryforwards--At December 31, 2000, the Company had net operating loss carryforwards of approximately $6,217,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $676,000 to reduce United States federal taxes in future years. In addition, the Company's French subsidiary had operating loss carryforwards of $9,715,000 (67,607,000 French francs) to reduce French taxable income in future years. These carryforwards expire as follows:

                                   United States net   R&D tax        French
                                    operating loss      credit    operating loss
   Year of expiration                carryforward    carryforward  carryforward
   ------------------              ----------------- ------------ --------------
    2001..........................    $   22,000       $123,000     $    3,000
    2002..........................         7,000          6,000            --
    2003..........................        44,000         55,000            --
    2004..........................         5,000         34,000        443,000
    2005..........................        25,000         46,000        151,000
    2006-2013.....................     6,114,000        412,000            --
    No expiration.................           --             --       9,118,000
                                      ----------       --------     ----------
                                      $6,217,000       $676,000     $9,715,000
                                      ==========       ========     ==========

  Utilization of the United States tax carryforwards is subject to certain restrictions in the event of a significant change (as defined in Internal Revenue Service guidelines) in ownership of the Company.

7. Operating Segments

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

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for inter-segment sales at cost. General corporate expenses were allocated equally to the health products and therapeutics development segments in 1998 and 1999. In 2000, 23% of the Company's general corporate expenses were allocated to the health products segment and 77% to the therapeutic development segment.

                            OXIS INTERNATIONAL, INC.

                  Years ended December 31, 2000, 1999 and 1998


  The following tables present information about the two segments for 2000, 1999 and 1998:

                                            Health     Therapeutic
                                           products    development     Total
                                          -----------  -----------  -----------
Year ended December 31, 2000:
  Revenues from external customers....... $ 3,540,000  $       --   $ 3,540,000
  Interest income........................      12,000      168,000      180,000
  Interest expense.......................      75,000       15,000       90,000
  Depreciation and amortization..........     391,000       52,000      443,000
  Net loss...............................  (2,368,000)  (2,268,000)  (4,636,000)
  Expenditures for long-lived assets.....      97,000      163,000      260,000
As of December 31, 2000--
  Segment assets.........................   3,476,000    2,149,000    5,625,000

                                            Health     Therapeutic
                                           products    development     Total
                                          -----------  -----------  -----------
Year ended December 31, 1999
  Revenues from external customers....... $ 7,091,000  $    74,000  $ 7,165,000
  Inter-segment revenues.................         --       297,000      297,000
  Interest income........................      39,000       18,000       57,000
  Interest expense.......................      68,000       26,000       94,000
  Depreciation and amortization..........     736,000      102,000      838,000
  Net loss...............................  (2,028,000)  (2,419,000)  (4,447,000)
  Expenditures for long-lived assets.....     294,000       87,000      381,000
As of December 31, 1999--
  Segment assets.........................   4,885,000      299,000    5,184,000

                                            Health     Therapeutic
                                           products    development     Total
                                          -----------  -----------  -----------
Year ended December 31, 1998:
  Revenues from external customers....... $ 5,147,000  $       --   $ 5,147,000
  Inter-segment revenues.................         --       166,000      166,000
  Interest income........................      54,000      111,000      165,000
  Interest expense.......................     255,000       43,000      298,000
  Depreciation and amortization..........   1,142,000      416,000    1,558,000
  Net loss...............................  (2,866,000)  (4,263,000)  (7,129,000)
  Expenditures for long-lived assets.....     144,000      120,000      264,000
As of December 31, 1998--
  Segment assets.........................   8,698,000    2,470,000   11,168,000

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998


  Revenues from external customers for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                  2000       1999       1998
                                               ---------- ---------- ----------
   Assays and fine chemicals.................. $2,151,000 $2,716,000 $2,324,000
   Medical instruments........................  1,226,000  1,319,000  2,477,000
   SOD for human and research use.............        --   1,123,000      8,000
   Palosein (SOD for veterinary use)..........        --     237,000    220,000
   License and sale of technology.............        --   1,511,000        --
   Other......................................    163,000    259,000    118,000
                                               ---------- ---------- ----------
     Total.................................... $3,540,000 $7,165,000 $5,147,000
                                               ========== ========== ==========

  Effective June 28, 1999, the Company sold the intellectual property, contract rights and finished goods inventory relating to its therapeutic drug monitoring assays. Proceeds from the sale consisted of $500,000 cash, a non-interest bearing note (collected during 1999) and a warrant granting the Company the right to acquire an equity interest in the purchaser of the assets (exercised during 2000). The Company recognized $911,000 as compensation for the intellectual property and contract rights. This amount has been included in sales for 1999. The Company has entered into an agreement with the purchaser of the therapeutic drug monitoring assays pursuant to which the Company continued to manufacture the products and perform certain other services for the purchaser through 2000.

  Sales of SOD to one customer of the Company's health products segment represents approximately $1,123,000 in 1999. The Company had no sales to this customer in 1998 or 2000. Revenues of the health products segment include $911,000 for the sale of intellectual property and contract rights and $606,000 for product sales in 1999, and $718,000 for product sales in 2000 to the purchaser of the therapeutic drug monitoring assays.

  Revenues attributed to countries based on the location of customers:

                                                  2000       1999       1998
                                               ---------- ---------- ----------
   United States.............................. $2,852,000 $4,951,000 $3,347,000
   United Kingdom.............................     33,000    187,000    336,000
   France.....................................    257,000    180,000    289,000
   Germany....................................     38,000    233,000    489,000
   Japan......................................    123,000    167,000    226,000
   Spain......................................     14,000  1,148,000     44,000
   Other foreign countries....................    223,000    299,000    416,000
                                               ---------- ---------- ----------
                                               $3,540,000 $7,165,000 $5,147,000
                                               ========== ========== ==========

  Long-lived assets (principally property, plant and equipment and technology) at December 31, 2000, 1999 and 1998 were located as follows:

                                                   2000       1999       1998
                                                ---------- ---------- ----------
   United States............................... $1,694,000 $1,959,000 $4,713,000
   United Kingdom..............................     18,000        --         --
   France......................................        --         --   1,054,000
                                                ---------- ---------- ----------
                                                $1,712,000 $1,959,000 $5,767,000
                                                ========== ========== ==========

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998


8. Foreign Exchange Risk

  The Company limits its foreign exchange risk by buying and selling bulk bSOD in a single currency, the Dutch guilder. The Company maintains a bank account in The Netherlands for receipt and disbursement of Dutch guilders and had the equivalent of $2,000 and $167,000 in that account at December 31, 2000 and 1999, respectively.

  The Company's French and United Kingdom subsidiaries maintain bank accounts in France and the United Kingdom, respectively. The balance of the French subsidiary's account was insignificant at December 31, 2000 and 1999. The balance of the United Kingdom subsidiary's account, opened during 2000, was equivalent to $88,000 at December 31, 2000. Foreign currency transaction gains and losses were not significant.

9. Commitments and Contingencies

  The Company leases its facilities in Oregon and Pennsylvania under operating leases that both expire in 2001. Lease payments to which the Company is committed aggregate $133,000 in 2001.

  During 2000 the Company's United Kingdom subsidiary entered into a three-year lease for office space. During the fourth quarter of 2000 the Company decided it did not want to continue the lease. In January 2001 the Company entered into an agreement to terminate the lease in exchange for forfeiture of a deposit and a cash payment aggregating $59,000 and surrender of the Company's leasehold improvements with a carrying value of $66,000. The cash payment, deposit forfeited and leasehold improvements were charged to expense in 2000.

  Rental expense included in the accompanying statements of operations was $231,000 in 2000, $260,000 in 1999 and $341,000 in 1998.

  In 1995 the Company consummated the acquisition of Therox Pharmaceuticals, Inc. ("Therox") pursuant to a transaction wherein Therox was merged with and into a wholly-owned subsidiary of the Company. In addition to the issuance of its common stock to Therox shareholders, the Company agreed to make payments of up to $2,000,000 by the Company to the Therox stockholders based on the successful commercialization of the Therox technologies. As of December 31, 2000, no additional payments have been made.

  In 1997 the Company consummated the acquisition of Innovative Medical Systems Corp. ("IMS") pursuant to a transaction whereby the Company acquired all of the outstanding stock of IMS in exchange for 200,000 shares of the Company's common stock issued immediately and additional common shares to be issued. The name of IMS was changed to OXIS Instruments, Inc. during 1998. Additional common shares are to be issued to former IMS shareholders annually through 2003. The number of additional common shares which may be issued to former IMS shareholders depends, among other things, on future annual revenues of OXIS Instruments, Inc., through 2002 and on the market price of the Company's common stock. The total number of additional shares of common stock which may be issued subsequent to December 31, 2000, to former IMS shareholders in exchange for their IMS stock is limited to a maximum of 778,009 shares.

  The Company and its subsidiaries are parties to a claim by the former majority owner of IMS who is also a former employee of the Company. The former majority owner of IMS is claiming damages in excess of $3.5 million for alleged breaches of the agreement pursuant to which the Company acquired IMS and alleged breaches of his employment agreement. Management intends to vigorously contest this claim. The Company is unable to predict whether it will ultimately be successful in its defense of such claim or, if not, the likelihood of any material impact on the Company's financial position, results of operations or cash flows.

                           OXIS INTERNATIONAL, INC.

                 Years ended December 31, 2000, 1999 and 1998

  The Company and its subsidiaries are also parties to various other claims in the ordinary course of business. The Company does not believe that there will be any material impact on the Company's financial position, results of operations or cash flows as a result of these claims.

10. 401(k) Savings Plan

  The Company has a 401(k) savings plan (the "Plan") which covers all United States employees who meet certain minimum age and service requirements. The Company's matching contribution to the Plan for each year is 100% of the first $1,000 of each employee's salary deferral and 33 1/3% of the next $3,000 of salary deferral. The Company's contributions have not been significant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Directors of the Company are:

   Timothy G. Biro            Joseph F. Bozman, Jr.
   Richard A. Davis           Stuart S. Lang
   Timothy C. Rodell, M.D.    Ray R. Rogers
   Peter E. Taussig

  Executive Officers of the Company are:

   Joseph F. Bozman, Jr.        Jon S. Pitcher
    Chairman, President          Secretary,
    and Chief Executive Officer  Vice President, Finance and Administration,
                                 Chief Financial Officer

   Humberto V. Reyes
    President,
    OXIS Health Products, Inc.

Joseph F. Bozman, Jr.        Chairman of the Board. Mr. Bozman has been a
 Age: 55                     director of the Company since August 1, 2000,
                             Chairman of the Board since August 30, 2000, and
                             President and Chief Executive Officer since
                             October 19, 2000. From November 1998 until March
                             2000, Mr. Bozman was Chairman and Chief Executive
                             Officer of Amarin Corp. (formerly Ethical
                             Holdings plc), a publicly traded pharmaceutical company. Prior to joining Amarin, Mr. Bozman was a founder and Executive Director of SkyePharma plc, a company that develops methods for delivering drugs in the human body. SkyePharma plc is traded on both the London Stock Exchange and the Nasdaq National Market. Mr. Bozman has also been President and Chief Executive Officer of MD Pharmaceutical, Inc. and International
                             Medication Systems, Limited, both subsidiaries of Medeva plc. Mr. Bozman holds a B.S. degree in Business Administration with a concentration in Marketing from California State University
                             Sacramento.

Timothy G. Biro              Director. Mr. Biro has been a director of the
 Age: 47                     Company since August 15, 1995. Mr. Biro is
                             currently the Managing Partner of Ohio Innovation
                             Fund I, L.P., a venture capital partnership which invests in early-stage technology based businesses. In addition to being a director of OXIS, Mr. Biro is a member of the board of directors of Datatrak, Inc.

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

Richard A. Davis             Director. Mr. Davis has been a member of the
 Age: 65                     Board since January 28, 1998. Mr. Davis has
                             retired as President and Chief Executive Officer of Pentzer Corporation, a private investment company and subsidiary of AVISTA Corp. He is currently involved as a private investor. He has 20 years of service with Pacific Northwest Bell
                             (now US West Communications). He has served as
                             Chief of Staff to former Washington Governor
                             Booth Gardner, chief executive of the State of Washington's Department of Labor and Industries and director of the state's Office of Financial
                             Management. Mr. Davis received a B.S. degree from the University of Oregon and attended advanced programs at both the University of Illinois and Stanford University. He has served as an advisor to the Washington State Investment Board and has served on the boards of several medical diagnostic companies. He currently is on the Board of Regents for Washington State University, serves on the Washington Technology Alliance
                             Board, and is Past Chair of the Association of Washington Business.

Stuart S. Lang               Director. Mr. Lang has been a director of the
 Age: 64                     Company since January 19, 1996. Mr. Lang has
                             worked in the accounting field for over 25 years.
                             He has been a tax partner and subsequently partner in charge of the Portland office of a national CPA firm. He founded a local accounting firm, The Lang Group, in Portland, Oregon in
                             1985, and was managing member of that firm until 1997 when it combined with Moss Adams, LLP. Mr.
                             Lang currently divides his time between public accounting and as an officer of a merger and acquisition advisory company. Mr. Lang is past
                             Chairman of IA International, an international affiliation of independent accounting firms. He has served as a member of AICPA tax subcommittees, including Responsibilities in Tax
                             Practice, and as chairman of the OSCPA Taxation and Estate Planning Committees.

Timothy C. Rodell            Director. Dr. Rodell was appointed to the Board
 Age: 50                     effective February 15, 2000. Board-certified in
                             Internal Medicine and Pulmonary Medicine, Dr.
                             Rodell received his M.D. from University of North
                             Carolina School of Medicine in 1980. Dr. Rodell also served as a post-doctoral research fellow at the Webb-Waring Lung Institute in Denver,
                             Colorado. Dr. Rodell became Chief Technology
                             Officer of OXIS in 2000. Dr. Rodell has also been President of OXIS Therapeutics, Inc. since March
                             18, 1998 and was the Chief Operating Officer of
                             OXIS from March 1, 1996 until March 18, 1998. Dr.
                             Rodell resigned as an employee of OXIS effective
                             October 31, 2000. Dr. Rodell is President and
                             Chief Executive Officer of RxKinetix, Inc., a company specializing in drug delivery technology.
                             Prior to joining OXIS, Dr. Rodell was the Executive Vice President of Operations and
                             Product Development for Cortech, Inc.

Ray R. Rogers                Special Advisor and Director. Mr. Rogers was the
 Age: 61                     founder and Chairman of the Board of
                             International BioClinical, Inc. ("IBC") until
                             1994, when he became Chairman of OXIS
                             International, Inc. Mr. Rogers became Chief
                             Executive Officer of OXIS effective March 18,
                             1998. He also served as Chairman and President of DDI Pharmaceuticals, Inc. from 1993 until the completion of the acquisition of IBC and Bioxytech, which resulted in the creation of OXIS. Mr. Rogers served on the Supervisory Board of OXIS International, S.A., the Company's French subsidiary, from 1994 until 1996. Over the years he has served on both for-profit and non-profit boards and has also been active in biotechnology in Oregon serving as Chairman of the Oregon Biotechnology Association during 1993 and 1994. Mr. Rogers resigned as CEO on February 15, 2000 upon Dr. Sharpe assuming the position, and he resigned as Chairman of the Board effective June 30, 2000. Mr. Rogers is believed to be a significant employee within the meaning of that term as used in applicable
                             Securities and Exchange Commission disclosure rules.


                             Director. Mr. Taussig has been a director of the
Peter E. Taussig             Company since January 29, 2001. He was previously
 Age: 66                     a director of the Company from 1993 through 1995.
                             Since the 1980s, Mr. Taussig has worked primarily on turn-arounds of troubled companies and on start-up and emerging growth companies.

                             During his more than 30 years of law practice, he has worked in corporate law, primarily in the corporate governance, securities, finance, and mergers and acquisitions areas, and on commercial business transactions. During this period, he also has served as an advisor to boards of directors of both public and private companies. In addition, during this same period, he has served as a director and an officer of a number of companies, including New Indria Mining and Chemical Company, a public company that he helped diversify through a series of acquisitions in the 1970s.

                             Mr. Taussig is self-employed as (i) an attorney at law, licensed to practice in California, (ii) a business and management consultant, (iii) a private investor, and (iv) a free lance writer. Mr. Taussig received his B.S. in journalism from the University of Oregon in 1956 and his law degree from the University of California at Berkeley (Boalt Hall) in 1966.

Jon S. Pitcher               Secretary, Vice President of Finance and
 Age: 51                     Administration and Chief Financial Officer. A
                             Certified Public Accountant, Mr. Pitcher received an M.S. degree in Accounting and Information systems from University of California at Los
                             Angeles. Prior to joining IBC as the Chief
                             Financial Officer, Mr. Pitcher was a partner with Ernst & Young where he was responsible for coordination of the firm's services to private and publicly held clients primarily in the healthcare industry. Mr. Pitcher has been Vice
                             President and Chief Financial Officer of OXIS since September 7, 1994 and Secretary since
                             August 15, 1995.

Humberto V. Reyes            President, OXIS Health Products Inc. Mr. Reyes
 Age: 55                     holds a B.S. in Chemistry from the University of
                             Puerto Rico. He has more than 20 years of progressive management experience in the diagnostic and related industries including VP of Manufacturing, Dade Division at Baxter, VP/GM
                             Chromatography Division, Varian and Associates and Senior VP at Microgenics Corporation, a biotechnology corporation. Mr. Reyes joined the Company in August 1997 and has been the President of OXIS Health Products, Inc. since March 18,
                             1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  To the Company's knowledge, the following persons (directors and/or executive officers of the Company) failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, for transactions or events occurring in the preceding fiscal year ended December 31, 2000:

                                         Number   Transactions not   Form not
Name                                   of reports timely reported  timely filed
----                                   ---------- ---------------- ------------
Joseph F. Bozman, Jr. ................      1             0           Form 3
Ray R. Rogers.........................      1             2           Form 4

  The above form for Mr. Bozman was filed on September 27, 2000. Mr. Bozman became a reporting person on August 1, 2000. Mr. Bozman did not fail to report any transactions in Company securities on a timely basis. Mr. Rogers' Form 4 reporting gifts of the Company's common stock in September 2000 was filed in March 2001.

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

  Under the Company's 1994 Stock Incentive Plan non-employee directors are awarded options to purchase 15,000 shares of the Company's common stock upon becoming directors of the Company and options to purchase 5,000 shares of the Company's common stock annually thereafter.

Executive Officers

                          Summary Compensation Table

  The following table shows the compensation paid during the last three years to Company officers who received more than $100,000 annually, or who served as Chief Executive Officer:

                                                                   Long Term
                                                   Annual         Compensation
                                                Compensation         Awards
                                              ----------------    ------------
            Name and Position            Year  Salary   Bonus       Options
            -----------------            ---- -------- -------    ------------
Joseph F. Bozman, Jr., Chairman of the
 Board,................................. 2000 $ 68,000     --       415,000(1)
  President and Chief Executive
   Officer(9)(10)


Paul C. Sharpe President and............ 2000 $180,064     --       400,000(2)
  Chief Executive Officer(8)(10)


Ray R. Rogers, Chairman of the Board.... 2000 $240,000     --       200,000(3)
  and Chief Executive Officer(7)(8)      1999 $240,000     --       200,000(4)
                                         1998 $210,200 $50,000(6)    28,000(5)


Dr. Anna D. Barker, President and....... 1998 $ 61,100     --           --
  Chief Executive Officer(7)


Dr. Timothy C. Rodell, Chief Technology
 Officer................................ 1999 $192,319     --        97,222(4)
  and President, OXIS Therapeutics, Inc. 1998 $224,600 $50,000(6)    20,000(5)
  (Until October 31, 2000)


Humberto V. Reyes, President, OXIS
 Health Products, Inc.  ................ 2000 $182,000     --       100,000(3)
                                         1999 $173,500     --       125,000(4)
                                         1998 $150,100 $35,000(6)    15,000(5)


Jon S. Pitcher, Vice President, Chief
 Financial Officer...................... 2000 $135,000     --       100,000(3)
  and Secretary                          1999 $135,000     --        75,000(4)
                                         1998 $124,200 $25,000(6)    15,000(5)

--------
 (1) Options to purchase 15,000 shares of Common Stock awarded to Mr. Bozman upon becoming a director and options to purchase 400,000 shares of Common Stock approved by the Board of Directors as a part of his terms of employment.

 (2) Options to purchase 400,000 shares of Common Stock approved by the Board of Directors as a part of Dr. Sharpe's terms of employment.

 (3) Options to purchase 200,000 shares of Common Stock awarded to Mr. Rogers and options to purchase 100,000 shares of Common Stock awarded to Messrs. Reyes and Pitcher as part of their 2000 compensation.

 (4) Options to purchase 200,000 shares of Common Stock awarded to Mr. Rogers, options to purchase 97,222 shares of Common Stock awarded to Dr. Rodell, options to purchase 125,000 shares of Common Stock awarded to Mr. Reyes and options to purchase 75,000 shares of Common Stock awarded to Mr. Pitcher as part of their 1999 compensation.

 (5) Options to purchase 28,000 shares of Common Stock awarded to Mr. Rogers, options to purchase 20,000 shares of Common Stock awarded to Dr. Rodell and options to purchase 15,000 shares of Common Stock awarded to Messrs. Reyes and Pitcher as part of their 1998 compensation.

 (6) Bonuses for 1998 approved by the Compensation Committee.

 (7) Effective March 18, 1998, Dr. Barker resigned as the Company's President and Chief Executive Officer and Mr. Rogers was appointed Chief Executive Officer.

 (8) Mr. Rogers was replaced as Chief Executive Officer by Dr. Sharpe, who was appointed President and Chief Executive Officer effective February 15, 2000. Mr. Rogers resigned as Chairman of the Board effective June 30, 2000.

 (9) Mr. Bozman was appointed Chairman of the Board effective August 30, 2000.

(10) Dr. Sharpe was replaced as President and Chief Executive Officer by Mr. Bozman effective October 19, 2000.

  In connection with Dr. Barker's resignation as the Company's President and Chief Executive Officer, the Company and Dr. Barker entered into a consulting agreement pursuant to which the Company agreed to pay to Dr. Barker $15,417 per month for a nine-month period. Pursuant to the agreement, Dr. Barker has become fully vested with respect to all stock options issued to her by the Company, and her right to exercise such options was extended until a date two years and nine months following her resignation.

                       OPTION GRANTS IN LAST FISCAL YEAR

  Options granted to executive officers of the Company who are included in the Summary Compensation Table above for 2000 were as shown below:

                                                     Individual Grants
                          -----------------------------------------------------------------------
                            Number of     % of total    Exercise  Market Price
                          Common Shares Options Granted  Price   of Underlying
                           Underlying    to Employees     Per    Common Shares,    Expiration
          Name                Grant         in 2000      Share      if Lower          Date
          ----            ------------- --------------- -------- -------------- -----------------
Joseph F. Bozman, Jr. ..      15,000(1)         1%      $1.3750                    August 1, 2010
                             100,000(2)         8%      $1.3125                   August 29, 2010
                             300,000(2)        23%      $ .8750                  November 2, 2010
Paul C. Sharpe..........     400,000(4)        30%      $1.5625                 February 15, 2010
Ray R. Rogers...........     200,000(3)        15%      $1.9125      $2.25       January 30, 2010
Humberto V. Reyes.......     100,000(3)         8%      $1.9125      $2.25       January 30, 2010
Jon S. Pitcher..........     100,000(3)         8%      $1.9125      $2.25       January 30, 2010

--------
(1) The option to purchase 15,000 Common Shares granted to Mr. Bozman becomes exercisable as to all of the shares in 2001.
(2) The options to purchase 100,000 Common Shares and 300,000 Common Shares granted to Mr. Bozman become exercisable as to 1/3 of the shares in each of 2000, 2001 and 2002.
(3) The terms of the options granted to Messrs. Rogers, Reyes and Pitcher during 2000 provide that the options would become exercisable as to 1/5 of the shares in each of the years 2001-2005. The exercise price of these options was 85% of the $2.25 market price of the Company's Common Stock when the grants were approved by the Company's board of directors. However these options required shareholder approval of an amendment to the Company's 1994 Stock Incentive Plan. The market price of the underlying Common Shares was less than the exercise price when shareholder approval was granted. These option grants include performance-based conditions that could accelerate their exercisability. As a result of meeting the performance-based conditions, Mr. Rogers' option grant became exercisable as to 100,000 shares in 2000 and becomes exercisable as to the remaining 100,000 shares in 2001. In addition Messrs. Rogers, Reyes and Pitcher all have employment agreements with the Company that may accelerate the exercisability of all of their outstanding options upon termination of employment. The Company has given notice to Messrs. Reyes and Pitcher that their contracts will not be renewed as of March 31, 2001. As a result of their terminations, Messrs. Reyes' and Pitcher's options will all become exercisable on October 1, 2001.
(4) If not exercised, Dr. Sharpe's options to purchase 400,000 Common Shares will be forfeited before the end of the first quarter of 2001.

  No stock appreciation rights were granted by the Company in 2000 to the above-named executive officers.

         AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

  All options issued to executive officers who are included in the Summary Compensation Table above are shown below.

                                                     Number of common
                            Number of                shares underlying       Value of unexercised
                          common shares           unexercised options at    in-the-money options at
                           acquired on               December 31, 2000         December 31, 2000
                            exercise     Value   ------------------------- -------------------------
          Name             during 2000  realized Exercisable Unexercisable Exercisable Unexercisable
          ----            ------------- -------- ----------- ------------- ----------- -------------
Joseph F. Bozman, Jr. ..        --          --     133,333      281,667         --           --
Paul C. Sharpe..........        --          --     133,334      266,666         --           --
Ray R. Rogers...........        --          --     310,733      166,667         --           --
Humberto V. Reyes.......        --          --     138,333      141,667         --           --
Jon S. Pitcher..........     25,000      56,588     69,000      125,000         --           --

Employment Contracts

  Effective April 3, 2000, the Company entered into an Executive Separation and Employment Agreement with Ray R. Rogers. The agreement provides that Mr. Rogers would resign as Chairman of the Company's Board of Directors no later than June 30, 2000, and that the Company would employ Mr. Rogers as a special advisor reporting to the Board of Directors for a period of twelve months following his resignation as Chairman. The agreement provides an annual base salary of $240,000. Unless terminated by either party, the agreement will automatically renew for one year. The agreement prohibits Mr. Rogers from accepting other full-time employment or engaging in certain activities competitive to the Company without prior consent. If the Company terminates Mr. Rogers' employment prior to the expiration of the agreement, it must continue Mr. Rogers' salary for twelve months after termination. If the agreement is not renewed after one year, Mr. Rogers' salary is to be continued for six months. Upon termination Mr. Rogers' unvested stock options will fully vest, and the period during which he can exercise the options will be extended.

  The Company also entered into employment agreements with Mr. Reyes and Mr. Pitcher, effective April 3, 2000. These agreements provided that the Company would employ Mr. Reyes and Mr. Pitcher in their current positions for a period of one year at their current annual salaries ($182,000 for Mr. Reyes and $135,000 for Mr. Pitcher). Unless terminated by either party, the agreements were to automatically renew for one year. The agreements prohibit either executive from accepting other full-time employment or engaging in certain activities competitive to the Company without prior consent. If the Company terminates either executive's employment prior to the expiration of the agreement it must continue his salary for twelve months. If either agreement is not renewed after one year, the executive's salary is to be continued for six months. Upon termination, Mr. Reyes' and Mr. Pitcher's stock options will fully vest, and the period during which they can be exercised will be extended. The Company has notified Mr. Reyes and Mr. Pitcher that their contracts will not be renewed as of March 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial Ownership of Securities

 Common Stock

  The following table sets forth certain information, as of December 31, 2000, with respect to persons known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and beneficial ownership by directors and executive officers of the Company's Common Stock.

                                                                       Percent
                                                Amount and nature of      of
Name and, as appropriate, address               beneficial ownership   class(1)
---------------------------------               --------------------   --------
Pictet & Cie..................................       2,888,640(8)       25.17%
 29 Bd Georges Favon
 P.O. Box 5130
 1204 Geneva, Switzerland

Teachers Pension Fund of Berne................       1,547,826(9)       14.65%
 Unterdorfstrasse 5
 3072 Ostermundigen 2, Switzerland

Credit Suisse Asset Management Funds..........         920,000(7)        9.18%
 Uraniastrasse 9
 P.O. Box 800
 8070 Zurich, Switzerland

S.R. One Limited..............................         581,200(2)        5.90%
 200 Barr Harbor Drive, Suite 250
 W. Conshohocken, PA 19428

Forsikrings-Aktieselskabet Alka Liv...........         544,389(10)       5.51%
 Engelholm Alle 1
 2630 Taastrup, Denmark

Timothy G. Biro...............................           8,100(3)(4)        *

Joseph F. Bozman, Jr. ........................         151,333(3)        1.56%

Richard A. Davis..............................           7,340(3)(6)        *

Stuart S. Lang................................           7,800(3)           *

Jon S. Pitcher................................          93,525(3)           *

Humberto V. Reyes.............................         158,333(3)        1.63%

Dr. Timothy C. Rodell.........................         219,472(3)        2.24%

Ray R. Rogers.................................         399,092(3)(5)     4.04%

Dr. Paul C. Sharpe............................         276,667(3)        2.82%

Peter E. Taussig..............................          12,000(3)(11)       *

Executive officers and directors as a group --
 10 persons...................................       1,333,662          12.37%

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

 (3) The holdings of director Taussig include 11,000 shares of Common Stock subject to options. The holdings of director Davis include 5,000 shares of Common Stock subject to options. The holdings of director Lang include 7,000 shares of Common Stock subject to options. The holdings of director Biro include 8,000 shares of Common Stock subject to options. The holdings of director Rodell include 218,472 shares of Common Stock subject to options. The holdings of Joseph F. Bozman, Jr. include 148,333 shares of Common Stock subject to options. The holdings of Jon S. Pitcher include 89,000 shares of Common Stock subject to options. The holding of Humberto V. Reyes include 158,333 shares of Common Stock subject to options. The holdings of Dr. Paul C. Sharpe include 266,667 shares of Common Stock subject to options. The holdings of Ray R. Rogers include 310,733 shares of Common Stock subject to options.

 (4) Mr. Biro disclaims beneficial ownership of 5,000 shares of Common Stock subject to options.

 (5) Included are 2,000 shares of Common Stock owned by his individual retirement account, as to which Mr. Rogers exercises voting and investment power.

 (6) Mr. Davis' holdings include 1,280 shares of Common Stock owned by Mr. Davis jointly with his spouse.

 (7) The holdings of Credit Suisse include warrants exercisable for 460,000 shares of Common Stock.

 (8) The holdings of Pictet & Cie include warrants exercisable for 1,918,332 shares of Common Stock.

 (9) The holdings of Teachers Pension Fund of Berne include warrants exercisable for 1,001,884 shares of Common Stock.

(10) The holdings of Forsikrings-Aktieselskabet Alka Liv include warrants exercisable for 324,826 shares of Common Stock.

(11) Mr. Taussig's holdings include 1,000 shares of Common Stock owned by his spouse.

Series B Preferred Stock

  The following table sets forth certain information, as of December 31, 2000, with respect to persons known by the Company to be the beneficial owner of more than five percent of the Company's Series B Preferred Stock.

                                                 Amount and nature    Percent of
Name and address                              of beneficial ownership   class
----------------                              ----------------------- ----------
S.R. One Limited.............................         428,389          100.00%
 200 Barr Harbor Drive, Suite 250
 W. Conshohocken, PA 19428

Series C Preferred Stock

  The following table sets forth certain information, as of December 31, 2000, with respect to persons known by the Company to be the beneficial owner of more than five percent of the Company's Series C Preferred Stock.

                                                 Amount and nature    Percent of
Name and address                              of beneficial ownership   class
----------------                              ----------------------- ----------
Rauch & Co...................................         200,000           67.52%
 c/o State Street Bank & Trust
 225 Franklin Street
 Boston, MA 02110

American Health Care Fund, L.P...............          77,000           25.99%
 2748 Adeline, Suite A
 Berkeley, CA 94703

Megapolis BV.................................          19,230            6.49%
 Javastraaat 10
 2585 The Hague, Netherlands

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company has paid, or accrued to pay, $98,895 (including reimbursement of expenses) for legal and consulting services during 2000 to Mr. Taussig, who became a director of the Company in January 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

    1. FINANCIAL STATEMENTS

      See pages 15 to 32.

    2. FINANCIAL STATEMENT SCHEDULES

      See Item 14. (d).

    3. EXHIBITS

      See Exhibit Index--page 46.

  (b) Reports on Form 8-K.

      One report on Form 8-K was filed by the Company during the fourth quarter of 2000, reporting notification to the Company of a potential delisting notification from the Nasdaq National Stock Market.

  (c) Exhibits specified by item 601 of Regulation S-K.

    See Exhibit Index--page 46.

  (d) Financial Statement Schedules:

                            OXIS INTERNATIONAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2000, 1999 and 1998

                                                Additions-
                                     Balance at charged to             Balance
                                     beginning  costs and  Deductions-  at end
Description                           of year    expenses  write offs  of year
-----------                          ---------- ---------- ----------- --------
Allowance for doubtful accounts:
    2000............................  $136,000   $63,000         --    $199,000
    1999............................    77,000    77,000     18,000     136,000
    1998............................    33,000    56,000     12,000      77,000
Reserve for inventory obsolescence:
    2000............................  $112,000   $51,000         --    $163,000
    1999............................    48,000    64,000         --     112,000
    1998............................    52,000    (4,000)        --      48,000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2001

                                          OXIS International, Inc.
                                          Registrant

                                              /s/ Joseph F. Bozman, Jr.
                                          By: _________________________________
                                                  Joseph F. Bozman, Jr.
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

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

      /s/ Timothy G. Biro                                          March 23, 2001
____________________________________
          Timothy G. Biro

   /s/ Joseph F. Bozman, Jr.                                       March 23, 2001
____________________________________
       Joseph F. Bozman, Jr.

      /s/ Richard A. Davis                                         March 23, 2001
____________________________________
          Richard A. Davis

      /s/ Stuart S. Lang                                           March 23, 2001
____________________________________
           Stuart S. Lang

     /s/ Timothy C. Rodell                                         March 23, 2001
____________________________________
         Timothy C. Rodell

       /s/ Ray R. Rogers                                           March 23, 2001
____________________________________
           Ray R. Rogers

                                                                   March 23, 2001
____________________________________
          Peter E. Taussig

                                 EXHIBIT INDEX

 Exhibit
 Number                      Description of Document
 -------                     -----------------------
  2(a)   Agreement and Plan of Reorganization and Merger between OXIS
         International, Inc., OXIS Acquisition Corporation and Therox
         Pharmaceuticals, Inc. dated July 18, 1995                        (1)

  2(b)   Amendment No. 1 to Agreement and Plan for Reorganization and
         Merger between OXIS International, Inc., OXIS Acquisition
         Corporation and Therox Pharmaceuticals, Inc.                     (2)

  2(c)   Share Exchange Agreement by and among Innovative Medical
         Systems Corp., OXIS International, Inc and each of the
         shareholders who are signatories thereto.                        (3)

  3(a)   Second Restated Certificate of Incorporation as filed October
         21, 1998                                                         (4)

  3(b)   Bylaws of the Company as amended on June 15, 1994                (5)

  4(a)   Certificate of Designations, Preferences, and Rights of Series
         E Preferred Stock of the Company                                 (6)

  4(b)   Securities Purchase Agreement, Registration Rights Agreement
         and Security Agreement                                           (7)

  4(c)   Forms of Common Stock and Warrant Purchase Agreement, Warrant
         to Purchase Common Stock, and Registration Rights Agreement      (8)

 10(a)   OXIS International, Inc. Series B Preferred Stock Purchase
         Agreement dated July 18, 1995                                    (9)

 10(b)   Form of Promissory Notes dated March 27, 1997--April 24, 1997    (10)

 10(c)   Agreement of Sale dated December 2, 1998                         (11)

 10(d)   Sublease Agreement dated February 19, 1999                       (11)

 10(e)   Rider to Sublease Agreement dated February 19, 1999              (11)

 10(f)   Executive Separation and Employment Agreement dated April 3,
         2000, between the Company and Ray R. Rogers                      (12)

 10(g)   Executive Separation and Employment Agreement dated April 3,
         2000, between the Company and Jon S. Pitcher                     (13)

 10(h)   Executive Separation and Employment Agreement dated April 3,
         2000, between the Company and Humberto V. Reyes                  (13)

 21(a)   Subsidiaries of OXIS International, Inc.

 23(a)   Independent Auditors' Consent

-------
 (1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995.

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

 (8) Incorporated by reference to the Company's Form 8-K Current Report dated March 3, 2000.

 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March, 31, 1999.

(12) Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-40970 filed July 7, 2000.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 2000.