Form 10-Q
period 2001-03-31
OXIS INTERNATIONAL INC
filed 2001-05-15
CIK 109657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---  Exchange Act of 1934 for the quarterly period ended March 31, 2001.

                                      or

   ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.


                         Commission File Number O-8092


                           OXIS INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)

                Delaware                                      94-1620407
  ------------------------------------               ---------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

  6040 N. Cutter Circle, Suite 317, Portland, Oregon             97217
  ------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


                                (503) 283-3911
  ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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


At March 31, 2001, the issuer had outstanding the indicated number of shares of common stock: 9,660,458

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                       2001           2000
Revenues                                            $   973,000   $  943,000

Costs and expenses:
  Cost of sales                                         889,000      852,000
  Research and development                              318,000      338,000
  Selling, general and administrative                   925,000      722,000
                                                    -----------   ----------
     Total costs and expenses                         2,132,000    1,912,000
                                                    -----------   ----------
Operating loss                                       (1,159,000)    (969,000)
Interest income                                          17,000       22,000
Interest expense                                         (6,000)     (21,000)
                                                    -----------   ----------
Net loss                                             (1,148,000)    (968,000)

Other comprehensive income (loss) -
  Foreign currency translation adjustments               10,000      (26,000)
                                                    -----------   ----------

Comprehensive loss                                  $(1,138,000)  $ (994,000)
                                                    ===========   ==========

Net loss per share - basic and diluted              $      (.12)  $     (.12)
                                                    ===========   ==========

Weighted average number of
  shares used in computation - basic and diluted      9,565,152    8,259,330
                                                    ===========   ==========

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                      March 31,   December 31,
                                         2001        2000
                                      ---------   ------------
ASSETS

Current assets:
  Cash and cash equivalents           $1,041,000    $2,059,000
  Accounts receivable                    379,000       502,000
  Inventories                          1,097,000     1,271,000
  Prepaid and other                      160,000        81,000
                                      ----------    ----------

Total current assets                   2,677,000     3,913,000

Property and equipment, net              588,000       651,000

Technology for developed products        648,000       681,000

Other assets                             382,000       380,000
                                      ----------    ----------

     Total assets                     $4,295,000    $5,625,000
                                      ==========    ==========

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                            March 31,    December 31,
                                                              2001          2000
                                                           ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                           $    160,000   $    160,000
  Accounts payable                                             517,000        628,000
  Customer deposits                                                 --        174,000
  Accrued liabilities                                          441,000        341,000
  Current portion of long-term debt                             99,000         99,000
                                                          ------------   ------------
     Total current liabilities                               1,217,000      1,402,000

Long-term debt due after one year                              143,000        150,000

Shareholders' equity:
  Preferred stock - $.01 par value; 15,000,000 shares
   authorized:
     Series B - 428,389 shares issued and outstanding
     at March 31, 2001  (liquidation preference of
     $1,000,000)                                                 4,000          4,000
Series C - 296,230 shares issued and outstanding
     at March 31, 2001                                           3,000          3,000
  Common stock - $.001 par value; 95,000,000 shares
   authorized; 9,660,458 shares issued and outstanding
   at March 31, 2001 (9,560,458 at December 31, 2000)            9,000          9,000
  Warrants                                                   1,991,000      2,870,000
  Additional paid in capital                                56,835,000     55,956,000
  Accumulated deficit                                      (55,534,000)   (54,386,000)
  Accumulated other comprehensive loss -
     foreign currency translation adjustment                  (373,000)      (383,000)
                                                          ------------   ------------

     Total shareholders' equity                              2,935,000      4,073,000
                                                          ------------   ------------

Total liabilities and shareholders' equity                $  4,295,000   $  5,625,000
                                                          ============   ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                             -------------------------
                                                                 2001         2000
Cash flows from operating activities:
 Net loss                                                    $(1,148,000)  $ (968,000)
 Adjustments to reconcile net loss to cash
  used for operating activities:
  Depreciation and amortization                                  110,000      156,000
  Changes in assets and liabilities:
   Accounts receivable                                           123,000      309,000
   Inventories                                                   174,000       46,000
   Prepaid and other current assets                              (79,000)     (12,000)
   Accounts payable                                             (111,000)    (668,000)
   Customer deposits                                            (174,000)          --
   Accrued liabilities                                           100,000      255,000
                                                             -----------   ----------

     Net cash used for operating activities                   (1,005,000)    (882,000)

Cash flows from investing activities:
 Purchases of equipment                                           (4,000)     (37,000)
 Additions to other assets                                       (12,000)     (36,000)
 Other, net                                                       10,000       (1,000)
                                                             -----------   ----------

     Net cash used for investing activities                       (6,000)     (74,000)

Cash flows from financing activities:
 Proceeds from issuance of common stock                               --    4,466,000
 Repayment of short-term borrowings                                   --      (75,000)
 Repayment of long-term debt                                      (7,000)      (5,000)
                                                             -----------   ----------

     Net cash provided by (used for) financing activities         (7,000)   4,386,000

Effect of exchange rate changes on cash                               --      (14,000)
                                                             -----------   ----------

Net increase (decrease) in cash and cash equivalents          (1,018,000)   3,416,000

Cash and cash equivalents - beginning of period                2,059,000      789,000
                                                             -----------   ----------

Cash and cash equivalents - end of period                    $ 1,041,000   $4,205,000
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

     An annual report (Form 10-K) has been filed with the Securities and Exchange Commission ("Commission") for the year ended December 31, 2000. That report contains, among other information, a description of the Company's business, audited financial statements, notes to the financial statements, the report of the independent auditors and management's discussion and analysis of results of operations and financial condition. Readers of this report are presumed to be familiar with that annual report.

2.   NASDAQ LISTING

     The Company has been notified by Nasdaq that it is not in compliance with certain Nasdaq requirements for continued listing on the Nasdaq National Market. Specifically, the Company is not meeting the requirements for maintaining (1) a minimum bid price of $1.00 and (2) a market value of public float greater than $5,000,000. Nasdaq staff notified the Company that it had determined to delist the Company's common stock from the Nasdaq National Market. The Company appealed the staff's determination and appeared on April 26, 2001 at an oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel"). As of the date of this Report, the Company had not received a decision by the Panel. Based on its inability to date to raise additional capital in 2001, OXIS believes that its appeal will be unsuccessful and that its common stock will be delisted from the Nasdaq National Market. Failure of the Company's common stock to continue to be listed on the Nasdaq National Market could have a material adverse effect on the transferability and value of the common stock.

3.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at March 31, 2001 and December 31, 2000, consisted of the following:


                               March 31,   December 31,
                                 2001          2000
                             -----------   ------------

          Raw materials      $  695,000    $  682,000
          Work in process       193,000       398,000
          Finished goods        209,000       191,000
                             ----------    ----------

          Total              $1,097,000    $1,271,000
                             ==========    ==========


4.   STOCK OPTIONS AND WARRANTS

     The Company has a stock incentive plan under which 2,250,000 shares of the Company's common stock are reserved for issuance (the "Plan"). The Plan permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. During the three months ended March 31, 2001, options to purchase 50,600 shares at an exercise price of $.6875 per share were issued under the Plan and options to purchase 3,400 shares were forfeited.

     An option that was issued outside the plan to acquire 400,000 shares of common stock at an exercise of $1.56 per share was forfeited in the first quarter of 2001. Warrants to purchase 1,021,394 shares of common stock at an exercise price of $5.94 per share expired in the first quarter of 2001.

     At March 31, 2001, options issued pursuant to the Plan to acquire 1,850,686 shares of common stock at exercise prices ranging from $.4375 to $17.50 remained outstanding. Options issued outside the Plan to acquire 32,000 shares of common stock at exercise prices of $1.38 to $8.44 and warrants to acquire 4,173,485 shares of common stock at exercise prices of $3.05 to $16.25 also remained outstanding at March 31, 2001.

5.   OPERATING SEGMENTS

     The following table presents information about the Company's two operating segments:

                                     Health     Therapeutic
                                    Products    Development      Total
                                    --------    -----------      -----
  Quarter ended March 31, 2001:
     Revenues from external
       customers                   $  973,000    $       --   $   973,000
     Intersegment revenues                 --            --            --
     Segment loss                    (756,000)     (392,000)   (1,148,000)
     As of March 31, 2001 -
        Segment assets              2,602,000     1,693,000     4,295,000

  Quarter ended March 31, 2000:

     Revenues from external
       customers                   $  943,000    $       --   $   943,000
     Intersegment revenues                 --            --            --
     Segment loss                    (629,000)     (339,000)     (968,000)
     As of March 31, 2000 -
        Segment assets              3,658,000     4,500,000     8,158,000


6.   SUBSEQUENT EVENT

     The Company believes that its capital is insufficient for ongoing operations, with current cash reserves almost completely exhausted. Although the Company is attempting to secure additional funds through asset sales and additional investments in or loans to the Company, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Any funds raised through equity financing will likely be significantly dilutive to current shareholders. The failure by the Company to secure additional funds within the next several months will materially affect the Company and its business, and may cause the Company to cease operations or to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings. Consequently, shareholders could incur a loss of their entire investment in the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  CERTAIN STATEMENTS SET FORTH BELOW MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. WITH RESPECT TO THE COMPANY, THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS OR OUTCOMES TO DIFFER MATERIALLY FROM CURRENT
  EXPECTATIONS: THE INABILITY TO OBTAIN FINANCING; DELISTING OF THE COMPANY'S COMMON STOCK FROM THE NASDAQ NATIONAL MARKET; UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY INFORMATION; THE POTENTIAL FOR PATENT-RELATED LITIGATION EXPENSES AND OTHER COSTS RESULTING FROM CLAIMS ASSERTED AGAINST THE COMPANY OR ITS CUSTOMERS BY THIRD PARTIES; ACHIEVEMENT OF PRODUCT PERFORMANCE SPECIFICATIONS; THE ABILITY OF NEW PRODUCTS TO COMPETE SUCCESSFULLY IN EITHER EXISTING OR NEW MARKETS; THE POTENTIAL FOR ADVERSE FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES; THE EFFECT OF PRODUCT OR MARKET DEVELOPMENT ACTIVITIES; AVAILABILITY AND FUTURE COSTS OF MATERIALS AND OTHER OPERATING EXPENSES; COMPETITIVE FACTORS; THE RISKS INVOLVED IN INTERNATIONAL OPERATIONS AND SALES; THE PERFORMANCE AND NEEDS OF INDUSTRIES SERVED BY THE COMPANY AND THE FINANCIAL CAPACITY OF CUSTOMERS IN THESE INDUSTRIES TO PURCHASE THE COMPANY'S PRODUCTS; AS WELL AS OTHER FACTORS DISCUSSED UNDER THE HEADING "RISK FACTORS" IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 WHICH IS INCORPORATED HEREIN BY REFERENCE. GIVEN THESE UNCERTAINTIES STOCKHOLDERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE OR UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital decreased during the first quarter of 2001 by $1,051,000, from $2,511,000 at December 31, 2000 to $1,460,000 at March 31,
  2001. The decrease in working capital resulted primarily from the effect of the net loss for the quarter ($1,148,000 less non-cash charges of $110,000).

  Cash and cash equivalents decreased from $2,059,000 at December 31, 2000 to $1,041,000 at March 31, 2001.

  While the Company believes that its new therapeutic products and technologies show considerable promise, its ability to realize revenues therefrom is dependent upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies that have the required resources to develop and market certain of these products. There is no assurance that the Company's effort to develop such business alliances will be successful.

  The Company expects to continue to report losses in 2001 as the level of expenses is expected to continue to exceed revenues. The Company can give no assurances as to when and if its revenues will exceed its expenses.

  The Company believes that its capital is insufficient for ongoing operations, with current cash reserves almost completely exhausted. Although the Company is attempting to secure additional funds through asset sales and additional investments in or loans to the Company, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Any funds raised through equity financing will likely be significantly dilutive to current shareholders. The failure by the Company to secure additional funds within the next several months will materially affect the Company and its business, and may cause the Company to cease operations or to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings. Consequently, shareholders could incur a loss of their entire investment in the Company.

 RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE
                          MONTHS ENDED MARCH 31, 2000


Revenues

  The Company's revenues for the quarters ended March 31, 2001 and 2000 were as follows:

                                                  2001      2000
                                                 ------    ------

          Therapeutic drug monitoring assays    $378,000  $290,000
          Research assays and fine chemicals     325,000   294,000
          Medical instruments                    254,000   333,000
          Other                                   16,000    26,000
                                                --------  --------
                                                $973,000  $943,000
                                                ========  ========

  Revenues from sales of therapeutic drug monitoring assays increased in the first quarter of 2001 as compared to the first quarter of 2000. Therapeutic drug monitoring sales in the first quarter of 2001 include $232,000 for the sale of the Company's work-in-process and raw materials inventories to the company that purchased the rights to the therapeutic drug monitoring assays in 1999. The Company's agreement to manufacture these products has terminated, and the Company does not expect to manufacture or sell any therapeutic drug monitoring products after the first quarter of 2001.

  Sales of research assays and fine chemicals increased by $31,000 from $294,000 in the first quarter of 2000 to $325,000 in the first quarter of 2001 due to an increase in sales volumes.

  Revenue from instrument sales of product and development declined by $79,000, from $333,000 in the first quarter of 2000 to $254,000 in the first quarter of 2001. This decrease resulted from reduced orders from customers.

Costs and Expenses

  Cost of sales was 90% of revenues for the first quarter of 2000 and increased to 91% of revenues for the first quarter of 2001. This increase in the cost of sales as a percentage of sales is due primarily to the effect of the fixed manufacturing costs for the Company's instrument manufacturing business being spread over a lower manufacturing and sales volume. Instrument sales declined by $79,000 in the first quarter of 2001 as compared to the first quarter of 2000. The related cost of sales declined by only $27,000. The reduction in gross margin was partially offset by an increase in gross margins on sales of research assays and fine chemicals.

  Research and development expenses decreased from $338,000 in the first quarter of 2000 to $318,000 in the first quarter of 2001. The decrease in research and development expenses resulted primarily from a reduction in the Company's therapeutic development efforts.

  Selling, general and administrative expenses increased from $722,000 in the first quarter of 2000 to $925,000 in the first quarter of 2001. The increase is primarily the result of the accrual in the first quarter of 2001 of $160,000 for severance payments to two executives whose employment agreements expired March 31, 2001. See "Item 5. Other Information - Employment Contracts."

Net Loss

  The Company continued to experience net losses in the first quarter of 2001. The first quarter 2001 net loss of $1,148,000 ($.12 per share-basic and diluted) was $180,000 more than the $968,000 ($.12 per share-basic and diluted) net loss for the first quarter of 2000. The increase in the net loss is primarily due to the increase in selling, general and administrative costs.

                          PART II.  OTHER INFORMATION

Item 5.   Other Information - Employment Contracts.

  The Company's employment agreements with Humberto V. Reyes, President of OXIS Health Products, and Jon S. Pitcher, Chief Financial Officer, expired March 31, 2001 and neither agreement was renewed. Upon expiration of their employment agreements, Messrs. Reyes and Pitcher became entitled to severance payments. The Company and Mr. Reyes have entered into a new agreement pursuant to which Mr. Reyes is continuing to serve as President of OXIS Health Products on a month-to-month basis and payment of his severance has been deferred. Although Mr. Pitcher is providing certain services to the Company on a contract basis, the Company has not hired a Chief Financial Officer to replace him.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXIS International, Inc.


May 14, 2001                        By  /s/ Joseph F. Bozman, Jr.
                                        -------------------------
                                        Joseph F. Bozman, Jr.
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Financial Officer)