Form 10-Q
period 2001-06-30
OXIS INTERNATIONAL INC
filed 2001-08-14
CIK 109657

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended June 30, 2001.

                                       or

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the transition period from          to
                                                             --------    -----.

                          Commission File Number O-8092

                            OXIS INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                   94-1620407
---------------------------------------     ------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)

    6040 N. Cutter Circle, Suite 317, Portland, Oregon           97217
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

 At June 30, 2001, the issuer had outstanding the indicated number of shares of common stock: 9,660,458

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended                  Six Months Ended
                                                              June 30                            June 30
                                                 -----------------------------     -------------------------------
                                                     2001             2000                2001             2000
Revenues                                          $   841,000     $   779,000         $ 1,814,000      $ 1,722,000

Costs and expenses:
     Operational cost of goods                        738,000         833,000           1,627,000        1,685,000
     Write-down of inventory                          516,000              --             516,000               --
                                                 ------------    -------------      -------------      -----------
     Cost of product sales                          1,254,000         833,000           2,143,000        1,685,000
     Research and development                         191,000         447,000             509,000          785,000
     Selling, general and administrative              782,000         642,000           1,707,000        1,364,000
     Write-down of equipment                          369,000              --             369,000               --
                                                 ------------    ------------       -------------      -----------
         Total costs and expenses                   2,596,000       1,922,000           4,728,000        3,834,000
                                                 ------------    ------------       -------------      -----------
Operating loss                                     (1,755,000)     (1,143,000)         (2,914,000)      (2,112,000)
Interest income                                         5,000          65,000              22,000           87,000
Interest expense                                       (6,000)        (23,000)            (12,000)         (44,000)
                                                 ------------    ------------       -------------      ------------
Net loss                                           (1,756,000)     (1,101,000)         (2,904,000)      (2,069,000)
Other comprehensive income
     (loss) - foreign currency
     translation adjustments                          (39,000)          6,000             (29,000)         (20,000)
                                               --------------    ------------       -------------      ------------
Comprehensive loss                                $(1,795,000)    $(1,095,000)        $(2,933,000)     $(2,089,000)
                                               ==============    ============       =============      ===========

Net loss per share - basic and diluted            $      (.18)    $      (.12)        $      (.30)     $      (.24)
                                               ==============    ============       =============      ===========

Weighted average number of
  shares used in computation -
  basic and diluted                                 9,660,458       9,324,735           9,613,068        8,794,943
                                               ==============    ============       =============      ===========

                                            See condensed notes to consolidated financial statements

                                                          CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)

                                                                         June 30,                   December 31,
                                                                           2001                         2000
                                                                       ------------               --------------
ASSETS

Current assets:
     Cash and cash equivalents                                          $  462,000                $ 2,059,000
     Accounts receivable                                                   354,000                    502,000
     Inventories                                                           521,000                  1,271,000
     Prepaid and other                                                     130,000                     81,000
                                                                      ------------               ------------

         Total current assets                                            1,467,000                  3,913,000

Furniture and equipment, net                                               165,000                    651,000

Technology for developed products                                          631,000                    681,000

Other assets                                                               351,000                    380,000
                                                                      ------------               ------------

         Total assets                                                   $2,614,000                $ 5,625,000
                                                                      ============               ============

                                            See condensed notes to consolidated financial statements


                                                          CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)

                                                                           June 30,                   December 31,
                                                                             2001                          2000
                                                                         ------------                --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                       $    160,000               $    160,000
     Accounts payable                                                         699,000                    628,000
     Customer deposits                                                         37,000                    174,000
     Accrued payroll, payroll taxes and other                                 287,000                    341,000
     Current portion of long-term debt                                        135,000                     99,000
                                                                         ------------               ------------
         Total current liabilities                                          1,318,000                  1,402,000

Long-term debt due after one year                                             156,000                    150,000

Shareholders' equity:
     Preferred stock - $.01 par value; 15,000,000 shares authorized:

         Series B - 428,389 shares issued and outstanding at June 30,
         2001 and December 31, 2000
            (liquidation preference of $1,000,000)                              4,000                      4,000
         Series C - 296,230 shares issued and outstanding
         at June 30, 2001 and December 31, 2000                                 3,000                      3,000
     Common stock - $.001 par value; 95,000,000 shares authorized;
       9,660,458 shares issued and outstanding at June 30, 2001
       (9,560,458 at December 31, 2000)                                         9,000                      9,000
     Warrants                                                               1,670,000                  2,870,000
     Additional paid in capital                                            57,156,000                 55,956,000
     Accumulated deficit                                                  (57,290,000)               (54,386,000)
     Accumulated other comprehensive loss -
         foreign currency translation adjustment                             (412,000)                  (383,000)
                                                                         ------------               ------------

         Total shareholders' equity                                         1,140,000                  4,073,000
                                                                         ------------               ------------

Total liabilities and shareholders' equity                               $  2,614,000               $  5,625,000
                                                                         ============               ============

                                            See condensed notes to consolidated financial statements


                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                                                          Six Months Ended
                                                                                                June 30,
                                                                                -----------------------------------
                                                                                   2001                   2000

Cash flows from operating activities:

   Net loss                                                                    $(2,904,000)            $(2,069,000)
   Adjustments to reconcile net loss to cash
     used for operating activities:
     Depreciation and amortization                                                 234,000                 276,000
     Litigation settlement                                                          57,000                      --
     Write-down of inventory and equipment                                         885,000                      --
     Changes in assets and liabilities:
      Accounts receivable                                                          148,000                 405,000
      Inventories                                                                  234,000                  82,000
      Other current assets                                                         (49,000)                (45,000)
      Accounts payable                                                              71,000                (651,000)
      Customer deposits                                                           (137,000)                     --
      Accrued payroll, payroll taxes and other                                     (54,000)                119,000
                                                                           ---------------           -------------

         Net cash used for operating activities                                 (1,515,000)             (1,883,000)

Cash flows from investing activities:

   Purchases of equipment                                                          (10,000)                (55,000)
   Additions to other assets                                                       (28,000)                (65,000)
   Other, net                                                                      (29,000)                  5,000
                                                                           ---------------        ----------------

         Net cash used for investing activities                                    (67,000)               (115,000)

Cash flows from financing activities:

   Proceeds from issuance of stock, net of related costs                                --               5,868,000
   Repayment of short-term borrowings                                                   --                 (75,000)
   Repayment of long-term debt                                                     (15,000)                (26,000)
                                                                           ---------------         ---------------

         Net cash provided by (used in) financing activities                       (15,000)              5,767,000

Effect of exchange rate changes on cash                                                 --                   6,000
                                                                           ---------------         ---------------

Net increase (decrease) in cash and cash equivalents                            (1,597,000)              3,775,000

Cash and cash equivalents - beginning of period                                  2,059,000                 789,000
                                                                           ---------------         ---------------

Cash and cash equivalents - end of period                                      $   462,000             $ 4,564,000
                                                                           ===============         ===============

Non-cash transactions:
     Issuance of common stock in exchange
         for cancellation of notes and accrued interest                        $       --              $   202,000
     Cancellation of note payable as a result of
         litigation settlement                                                     63,000                       --

                                       See condensed notes to consolidated financial statements

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

2.   NEW ACCOUNTING PRONOUNCEMENT

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

3.   NASDAQ LISTING

     The Company was notified by Nasdaq that it was not in compliance with certain Nasdaq requirements for continued listing on the Nasdaq National Market. Specifically, the Company failed to meet the requirements for maintaining (1) a minimum bid price of $1.00 and (2) a market value of public float greater than $5,000,000. Nasdaq staff notified the Company that it had determined to delist the Company's common stock from the Nasdaq National Market. The Company appealed the staff's determination and appeared on April 26, 2001 at an oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel"). On May 16, 2001, the Panel issued its decision denying the Company's appeal, and on May 17 , 2001, the Company's common stock was delisted from the Nasdaq National Market. However, the Company continues to be publicly traded over-the-counter and continues to be listed in Europe on Nouveau Marche.

4.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at June 30, 2001 and December 31, 2000, consisted of the following:

                                            June 30,             December 31,
                                              2001                   2000
                                        ------------           ---------------

                  Raw materials             $203,000              $  682,000
                  Work in process            133,000                 398,000
                  Finished goods             185,000                 191,000
                                            --------             -----------

                  Total                     $521,000              $1,271,000
                                            ========              ==========

5.   CLOSURE OF CERTAIN OPERATIONS

     In the second quarter of 2001, the Company's health products segment decided to cease operating its instrument manufacturing facility and its wellness services program. All remaining employees of the instruments manufacturing facility and wellness services program were terminated during the second quarter of 2001. The Company is negotiating the sale of certain of the remaining inventory and equipment relating to these operations. Accordingly, the inventory and equipment for manufacturing instruments and for the wellness services program have been written down to their estimated net realizable value, ($516,000 for inventory and $369,000 for equipment) resulting in a charge to total cost and expenses of $885,000 for the second quarter of 2001.

6.   STOCK OPTIONS AND WARRANTS

     The Company has a stock incentive plan under which 2,250,000 shares of the Company's common stock are reserved for issuance (the "Plan"). The Plan permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. During the six months ended June 30, 2001, options to purchase 50,600 shares at an exercise price of $.6875 per share were issued under the Plan and options to purchase 78,623 shares were forfeited.

     An option that was issued outside the plan to acquire 400,000 shares of common stock at an exercise of $1.56 per share was forfeited in the first six months of 2001. Warrants to purchase 1,673,598 shares of common stock at exercise prices ranging from $4.92 to $16.25 per share expired in the first six months of 2001.

     At June 30, 2001, options issued pursuant to the Plan to acquire 1,774,463 shares of common stock at exercise prices ranging from $.4375 to $17.50 remained outstanding. Options issued outside the Plan to acquire 32,000 shares of common stock at exercise prices of $1.38 to

     $8.44 and warrants to acquire 3,521,279 shares of common stock at exercise prices of $3.05 to $9.38 also remained outstanding at June 30, 2001.

7.   OPERATING SEGMENTS

     The following table presents information about the Company's two operating segments:

                                                         Health                Therapeutic
                                                        Products               Development              Total
                                                        --------               -----------              -----
     Quarter ended June 30, 2001:

         Revenues from external                      $   841,000                      --          $    841,000
           customers
         Net loss                                     (1,514,000)               (242,000)           (1,756,000)
         As of June 30, 2001 -
          Total assets                                 1,561,000               1,053,000             2,614,000

     Quarter ended June 30, 2000:
         Revenues from external
           customers                                 $   779,000              $       --          $    779,000
         Net loss                                       (736,000)               (365,000)           (1,101,000)
         As of June 30, 2000 -
          Total assets                                 2,970,000               5,368,000             8,338,000

     Six months ended June 30, 2001:
         Revenues from external
           customers                                 $ 1,814,000              $       --          $  1,814,000
         Net loss                                     (2,270,000)               (634,000)           (2,904,000)

     Six months ended June 30, 2000:
         Revenues from external
           customers                                 $ 1,722,000              $       --          $  1,722,000
         Net loss                                     (1,365,000)               (704,000)           (2,069,000)

8.   LACK OF CAPITAL

     The Company believes that its capital is insufficient for ongoing operations, with current cash reserves almost completely exhausted. Although the Company is attempting to secure additional funds through asset sales and additional investments in or loans to the Company, there can be no assurance that the Company will be able to raise any additional funds or that such funds will be available on acceptable terms. Any funds raised through equity financing will likely be significantly dilutive to current shareholders. The failure by the Company to secure additional funds within the next several months will materially affect the Company and its business, and may cause the Company to cease operations or to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings. Consequently, shareholders could incur losses of their entire investment in the Company.

9.   LEGAL PROCEEDINGS

     The Company in June settled the Catarious litigation described in prior filings. The settlement calls for the Company to remove Mr. Catarious (who had asserted about $3.5 million in claims against the Company) as an obligor on an approximately $130,000 bank loan (on which the Company regularly had been making payments and which has been and is shown on its financial statements as a Company obligation), to pay Mr. Catarious $10,000 per month for 12 months (partially offset by the Company's release from an obligation to pay Mr. Catarious a $63,000 note and its associated accrued interest of $8,000), and to make two future stock distributions to him in accordance with the terms of the Share Exchange Agreement pursuant to which the Company in December 1997 acquired Innovative Medical Systems Corp. Both the Company and Mr. Catarious released all other claims against each other. The Company's financial statements reflect its liabilities for its future obligations under the settlement, and the elimination of other actual or potential obligations which were extinguished as a result of the settlement.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from $2,059,000 at December 31, 2000 to $462,000 at June 30, 2001.

     The Company's working capital decreased during the first half of 2001 by $2,362,000, from $2,511,000 at December 31, 2000 to $149,000 at June 30,
     2001. The decrease in working capital resulted primarily from the effect of the net loss for the period ($2,904,000 less depreciation, amortization and equipment write-offs totaling $603,000).

     While the Company believes that its new therapeutic products and technologies show considerable promise, its ability to realize revenues therefrom is dependent upon the Company's success in developing business alliances with biotechnology and/or pharmaceutical companies that have the resources required to develop and market certain of these products. There is no assurance that the Company's effort to develop such business alliances will be successful.

     The Company expects to continue to report losses in 2001 as expenses are expected to continue to exceed revenues. The Company can give no assurance as to whether or when its revenues will exceed its expenses.

     The Company believes that its capital is insufficient for ongoing operations, with current cash reserves almost completely exhausted. Although the Company is attempting to secure additional funds through asset sales and additional investments in or loans to the Company, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Any funds raised through equity financing will likely be significantly dilutive to current shareholders. The failure by the Company to secure additional funds within the next several months will materially affect the Company and its business, and may cause the Company to cease operations or to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings. Consequently, shareholders could incur losses of their entire investment in the Company.

            RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001
                 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Revenues

     The Company's revenues for the quarters ended June 30, 2001 and 2000 were as follows:

                                                      2001              2000

         Research assays and fine chemicals          $388,000          $293,000
         Therapeutic drug monitoring assays                --           174,000
         Instruments                                  300,000           292,000
         Bovine superoxide dismutase (bSOD)
           for research and human use                 117,000                --
         Other                                         36,000            20,000
                                                     --------          --------
                                                     $841,000          $779,000
                                                     ========          ========

     Sales of research assays and fine chemicals increased by $95,000 from $293,000 in the second quarter of 2000 to $388,000 in the second quarter of 2001 due primarily to an increase in sales volumes.

     The Company's contract to manufacture therapeutic drug monitoring assays has terminated, and the Company ceased manufacturing and selling these products in the first quarter of 2001.

     Revenue from instrument development sales increased by $8,000, from $292,000 in the second quarter of 2000 to $300,000 in the second quarter of 2001. The Company decided to cease operating its instrument manufacturing facility in the second quarter of 2001, in the effort to lower the Company's losses. Therefore, instrument sales subsequent to the second quarter of 2001 are expected to be substantially reduced from previous levels, consisting only of certain inventory in process at the end of the second quarter and the Company's OxyScan instruments which are expected to be manufactured on a contract basis, as necessary, to meet orders.

     Sales of bSOD in the second quarter of 2001 consisted of one shipment of bulk bSOD to the Company's Spanish licensee. No significant sales of bulk bSOD were made during 2000. Future sales of bulk bSOD beyond 2001 are largely dependent on the needs of the Company's Spanish licensee. Because such needs are uncertain and difficult to predict, no assurance can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Costs and Expenses

     Cost of product sales for the second quarter of 2001 includes a charge of $516,000 to write down inventory relating to the closure of the Company's instrument manufacturing facility and wellness services program. Excluding this $516,000 charge, cost of product sales for the second quarter of 2001 was $738,000, or 88% of revenues, compared to $833,000, or 107% of revenues for the second quarter of 2000.

     Research and development expenses decreased from $447,000 in the second quarter of 2000 to $191,000 in the second quarter of 2001. The decrease in research and development expenses resulted primarily from a reduction in research and development activity by the Company's therapeutic development segment necessitated by the Company's lack of capital.

     Selling, general and administrative expenses increased from $642,000 in the second quarter of 2000 to $782,000 in the second quarter of 2001. This increase was primarily the result of a $223,000 increase in legal fees and other costs incurred in the conducting and settling of the litigation relating to the acquisition of Innovative Medical Systems Corp., offset by a $106,000 reduction in selling, general and administrative expenses of the Company's wellness services program that was closed in the second quarter of 2001.

     Cost and expenses for the second quarter of 2001 includes a charge of $369,000 to write down the equipment values relating to the closure of the Company's instrument manufacturing facility and wellness services program.

Net Loss

     The Company continued to experience losses in the second quarter of 2001. The second quarter 2001 net loss of $1,756,000 ($0.18 per share-basic and diluted) was $655,000 more than the $1,101,000 ($0.12 per share-basic and diluted) net loss for the second quarter of 2000. The increase in the net loss is primarily due to the $885,000 charge to write down inventory and equipment relating to operations that were closed during the quarter and increased selling, general and administrative costs, offset by reduced research and development expenses.

     The Company expects to incur a substantial net loss for 2001. If the Company develops substantial new revenue sources or if substantial additional capital is raised through further sales of securities, the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital or develop new revenue sources, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues. The Company expects that additional capital will be required in 2001.

             RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001
                  COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Revenues

     The Company's revenues for the six-month periods ended June 30, 2001 and 2000 were as follows:

                                                      2001             2000

         Research assays and fine chemicals        $  713,000        $  609,000
         Therapeutic drug monitoring assays           378,000           464,000
         Instruments                                  554,000           625,000
         Bovine superoxide dismutase (bSOD)
           for research and human use                 117,000                --
         Other                                         52,000            24,000
                                                  -----------       -----------

                                                   $1,814,000        $1,722,000
                                                   ==========        ==========

     Sales of research assays and fine chemicals increased by $104,000, from $609,000 in the first half of 2000 to $713,000 in the first half of 2001. This increase was due primarily to an increase in sales volumes.

     The Company's contract to manufacture therapeutic drug monitoring assays has terminated, and the Company ceased manufacturing and selling these products in the first quarter of 2001.

     Revenue from instrument development and sales declined by $71,000, from $625,000 in the first half of 2000 to $554,000 in the first half of 2001. The Company decided to cease operating its instrument manufacturing facility in the second quarter of 2001, in the effort to lower the Company's losses. Therefore, instrument sales subsequent to the second quarter of 2001 are expected to be substantially reduced from previous levels, consisting only of certain inventory in process at the end of the second quarter and the Company's OxyScan instruments which are expected to be manufactured on a contract basis, as necessary, to meet orders.

     Sales of bSOD in the first half of 2001 consisted of one shipment of bulk bSOD to the Company's Spanish licensee. No significant sales of bulk bSOD were made during 2000. Future sales of bulk bSOD beyond 2001 are largely dependent on the needs of the Company's Spanish licensee. Because such needs are uncertain and difficult to predict, no assurance can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Costs and Expenses

     Cost of product sales for the first half of 2001 includes a charge of $516,000 to write down inventory relating to the closure of the Company's instrument manufacturing facility and wellness services program. Excluding this $516,000 charge, cost of product sales for the first half of 2001 was $1,627,000, or 90% of revenues, compared to $1,685,000, or 98% of revenues for the first half of 2000.

     Research and development expenses decreased from $785,000 in the first half of 2000 to $509,000 in the first half of 2001. The decrease in research and development expenses resulted primarily from a reduction in research and development activity by the Company's therapeutic development segment necessitated by the Company's lack of capital.

     Selling, general and administrative expenses increased by $343,000, from $1,364,000 in the first half of 2000 to $1,707,000 in the first half of 2001. This increase was primarily the result of a $251,000 increase in legal fees and other costs incurred in the conducting and settling of the litigation relating to the acquisition of Innovative Medical Systems Corp., plus a $240,000 increase in administrative payroll expense. The increased payroll expense was the result of severance payments to two executive whose employment agreements expired March 31, 2001 and the addition of one salaried executive for four months during the first half of 2001. These increases were partially offset by a $150,000 reduction in selling, general and administrative expenses of the Company's wellness services program that was closed in the second quarter of 2001.

     Cost and expenses for the second quarter of 2001 includes a charge of $369,000 to write down the equipment values relating to the closure of the Company's instrument manufacturing facility and wellness services program.

Net Loss

     The Company continued to experience losses in the first six months of 2001. The first half 2001 net loss of $2,904,000 ($.30 per share-basic and diluted) was $835,000 more than the $2,069,000 ($.24 per share-basic and diluted) net loss for the first half of 2000. The increase in the net loss is primarily due to the $885,000 charge to write down inventory and equipment relating to operations that were closed during the second quarter and increased selling, general and administrative costs, offset by reduced research and development expenses.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company in June settled the Catarious litigation described in prior filings. The settlement calls for the Company to remove Mr. Catarious (who had asserted about $3.5 million in claims against the Company) as an obligor on an approximately $130,000 bank loan (on which the Company regularly had been making payments and which has been and is shown on its financial statements as a Company obligation), to pay
     Mr. Catarious $10,000 per month for 12 months (partially offset by the Company's release from an obligation to pay Mr. Catarious a $63,000 note and its associated accrued interest of $8,000), and to make two future stock distributions to him in accordance with the terms of the Share Exchange Agreement pursuant to which the Company in December 1997 acquired Innovative Medical Systems Corp. Both the Company and Mr. Catarious released all other claims against each other. The Company's financial statements reflect its liabilities for its future obligations under the settlement, and the elimination of other actual or potential obligations which were extinguished as a result of the settlement.

     Threatened Litigation

     Dr. Paul Sharpe, a former chief executive officer and director of the Company, in May threatened to file suit against the Company and possibly also against certain of its directors and officers based on a variety of employment and federal securities law claims. Management, in late June and early July, advised Dr. Sharpe's counsel that (i) it believes such claims are without merit and the Company has good and valid defenses thereto, (ii) because of the time, effort, and expense that would be involved in litigation in England, where Dr. Sharpe resides, the Company has not pursued claims that management believes the Company has against Dr. Sharpe based upon acts and conduct in which he engaged during his tenure with the Company, (iii) that the Company and its directors and officers will vigorously contest any claims Dr. Sharpe may assert through litigation, and
     (iv) in the event that Dr. Sharpe does initiate litigation, the Company will assert and prosecute the claims management believes the Company has against him.

Item 5.  Other Information

Executive Management Changes

     Pursuant to his commitment with the Company, the employment of Joseph F. Bozman, Jr. terminated effective June 30, 2001. He voluntarily terminated salary effective April 30, 2001. His resignation from all executive offices, including his presidency and chief executive office position with the Company, also became effective June 30, 2001. Mr. Bozman remains a member of the Board of Directors of the Company and a member of the Executive Committee. The Board of Directors on August 1, 2001, appointed Ray R. Rogers, as the interim chairman of the Board, president and chief executive officer. Mr. Rogers, currently a member of the Board of Directors, previously served in those positions. Prior to his CEO appointment, Mr. Rogers was serving as a consultant. He will serve in this interim position until the successful completion of an executive search engages a permanent chief executive officer. Under the terms of the Company's proposed business plan, an executive search would begin if and when the Company secures additional working capital. The Company presently is negotiating a loan transaction but no firm commitment to complete this loan transaction has been obtained at this time. The employment of Jon S. Pitcher and his tenure as chief financial officer of the Company was terminated effective March 31, 2001. Sharon Ellis is currently serving on a part-time basis as the Company's director of finance and administration. The contemplated executive search if and when it occurs would include a search effort to locate and engage the services of a chief financial officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OXIS International, Inc.


August 14, 2001         By   /s/Ray R. Rogers
                             ------------------------------------------------
                             Ray R. Rogers
                             Interim Chairman of the Board,
                             President, and Interim Principal Accounting Officer