Form 10-Q
period 2001-09-30
OXIS INTERNATIONAL INC
filed 2001-11-14
CIK 109657

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
        Exchange Act of 1934 for the quarterly period ended September 30, 2001.

                                       or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________



                          Commission File Number O-8092


                            OXIS INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                          94-1620407
--------------------------------------              ----------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

   6040 N. Cutter Circle, Suite 317, Portland, Oregon            97217
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


At September 30, 2001, the issuer had outstanding the indicated number of shares of common stock: 9,660,458

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                    Nine Months Ended
                                                          September 30                         September 30
                                                  ---------------------------         ----------------------------
                                                     2001             2000                2001            2000

Revenues                                          $   640,000     $ 1,039,000         $ 2,455,000      $ 2,761,000

Costs and expenses:
     Cost of product sales                            519,000         690,000           3,031,000        2,375,000
     Research and development                          93,000         436,000             602,000        1,221,000
     Selling, general and administrative              394,000       1,072,000           2,108,000        2,436,000
                                                  -----------     -----------         -----------      -----------
         Total costs and expenses                   1,006,000       2,198,000           5,741,000        6,032,000
                                                  -----------     -----------         -----------      -----------
Operating loss                                       (366,000)     (1,159,000)         (3,286,000)      (3,271,000)
Interest income                                         6,000          57,000              28,000          144,000
Interest expense                                       (7,000)        (17,000)            (11,000)         (61,000)
                                                  -----------     -----------         -----------      -----------
Net loss                                             (367,000)     (1,119,000)         (3,269,000)      (3,188,000)
Other comprehensive income (loss) -
     foreign currency
     translation adjustments                            8,000         (20,000)            (21,000)         (40,000)
                                                  -----------     -----------         -----------      ------------
Comprehensive loss                                $  (359,000)    $(1,139,000)        $(3,290,000)     $(3,228,000)
                                                  ===========     ===========         ===========      ===========

Net loss per share - basic and diluted            $      (.04)    $      (.12)        $      (.34)     $      (.35)
                                                  ===========     ===========         ===========      ===========

Weighted average number of
  shares used in computation -
  basic and diluted                                 9,660,458       9,370,667           9,629,038        8,987,552
                                                  ===========     ===========         ===========      ===========

            See condensed notes to consolidated financial statements

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                               September 30,    December 31,
                                                   2001              2000
ASSETS

Current assets:
     Cash and cash equivalents                  $  258,000        $2,059,000
     Accounts receivable                           158,000           502,000
     Inventories                                   402,000         1,271,000
     Prepaid and other                              90,000            81,000
                                                ----------        ----------

         Total current assets                      908,000         3,913,000

Furniture and equipment, net                       114,000           651,000

Technology for developed products                  509,000           681,000

Other assets                                       357,000           380,000
                                                ----------        ----------

         Total assets                           $1,888,000        $5,625,000
                                                ==========        ==========

            See condensed notes to consolidated financial statements

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    September 30,    December 31,
                                                                                        2001             2000
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                  $    160,000     $    160,000
     Accounts payable                                                                    622,000          628,000
     Customer deposits                                                                    37,000          174,000
     Accrued payroll, payroll taxes and other                                            160,000          341,000
     Current portion of long-term debt                                                   124,000           99,000
                                                                                    ------------     ------------
         Total current liabilities                                                     1,103,000        1,402,000

Long-term debt due after one year                                                             --          150,000

Shareholders' equity:
     Preferred stock - $.01 par value; 15,000,000 shares authorized:
         Series B - 428,389 shares issued and outstanding at September 30, 2001 and December 31, 2000
            (liquidation preference of $1,000,000)                                         4,000            4,000
         Series C - 296,230 shares issued and outstanding at September 30, 2001
         and December 31, 2000                                                             3,000            3,000
     Common stock - $.001 par value; 95,000,000 shares authorized; 9,660,458 shares issued and outstanding at September 30, 2001 (9,560,458 at December
       31, 2000)                                                                           9,000            9,000
     Warrants                                                                          1,670,000        2,870,000
     Additional paid in capital                                                       57,156,000       55,956,000
     Accumulated deficit                                                             (57,655,000)     (54,386,000)
     Accumulated other comprehensive loss -
         foreign currency translation adjustment                                        (402,000)        (383,000)
                                                                                    ------------     ------------

         Total shareholders' equity                                                      785,000        4,073,000
                                                                                    ------------     ------------

Total liabilities and shareholders' equity                                          $  1,888,000     $  5,625,000
                                                                                    ============     ============

            See condensed notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                -----------------------------------
                                                                                   2001                   2000
Cash flows from operating activities:
   Net loss                                                                   $ (3,269,000)           $ (3,188,000)
   Adjustments to reconcile net loss to cash
     used for operating activities:
     Depreciation and amortization                                                 290,000                 386,000
     Litigation settlement                                                          57,000                      --
     Write-down of inventory and equipment                                       1,004,000                      --
     Changes in assets and liabilities:
      Accounts receivable                                                          344,000                 333,000
      Inventories                                                                  353,000                  40,000
      Other current assets                                                          (9,000)                (87,000)
      Accounts payable                                                              (6,000)               (566,000)
      Customer deposits                                                           (137,000)                     --
      Accrued payroll, payroll taxes and other                                    (181,000)                (43,000)
                                                                              ------------            ------------

         Net cash used for operating activities                                 (1,554,000)             (3,125,000)

Cash flows from investing activities:
   Purchases of equipment                                                          (10,000)               (123,000)
   Additions to other assets                                                       (36,000)                (93,000)
   Other, net                                                                      (19,000)                 11,000
                                                                              ------------            ------------

         Net cash used for investing activities                                    (65,000)               (205,000)

Cash flows from financing activities:
   Proceeds from issuance of stock, net of related costs                                --               5,868,000
   Repayment of short-term borrowings                                             (182,000)                (75,000)
   Repayment of long-term debt                                                          --                 (34,000)
                                                                              ------------            ------------

         Net cash provided by (used for) financing activities                     (182,000)              5,759,000

Effect of exchange rate changes on cash                                                 --                 (15,000)
                                                                              ------------            ------------

Net increase (decrease) in cash and cash equivalents                            (1,801,000)              2,414,000

Cash and cash equivalents - beginning of period                                  2,059,000                 789,000
                                                                              ------------            ------------

Cash and cash equivalents - end of period                                     $    258,000            $  3,203,000
                                                                              ============            ============

Non-cash transactions:
     Issuance of common stock in exchange
         for cancellation of notes and accrued interest                       $         --            $    202,000
     Cancellation of note payable as a result of litigation settlement              63,000                      --

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

     An annual report (Form 10-K) has been filed with the Securities and Exchange Commission ("Commission") for the year ended December 31, 2000. That report contains, among other information, a description of the Company's business, audited financial statements, the report of the independent auditors and management's discussion and analysis of results of operations and financial condition. Readers of this report are presumed to be familiar with that annual report.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company is currently assessing but has not yet determined the impact of SFAS 143 on its financial position, results of operations and cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently assessing but has not yet determined the impact of SFAS 144 on its financial position, results of operations and cash flows.

3.   NASDAQ DELISTING

     On May 17, 2001, the Company's common stock was delisted from the Nasdaq National Market. However, the Company continues to be publicly traded over-the-counter and continues to be listed in Europe on Nouveau Marche.

4.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at September 30, 2001 and December 31, 2000, consisted of the following:

                                               September 30,      December 31,
                                                   2001                2000
                                               ------------       -----------

                  Raw materials                  $138,000         $  682,000
                  Work in process                 151,000            398,000
                  Finished goods                  113,000            191,000
                                                ---------         ----------

                  Total                          $402,000         $1,271,000
                                                 ========         ==========

5.   CLOSURE OF CERTAIN OPERATIONS

     In the second quarter of 2001, the Company's health products segment decided to cease operating its instrument manufacturing facility and its wellness services program. All remaining employees of the instruments manufacturing facility and wellness services program were terminated during the second quarter of 2001. Accordingly, the inventory and equipment for manufacturing instruments and for the wellness services program had been written down to their estimated sales values by approximately $885,000 during the second quarter of 2001. The Company negotiated the sale of certain of the remaining inventory and equipment relating to these operations during the third quarter.

6.   STOCK OPTIONS AND WARRANTS

     The Company has a stock incentive plan under which 2,250,000 shares of the Company's common stock are reserved for issuance (the "Plan"). The Plan permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. During the nine months ended September 30, 2001, options to purchase 442,750 shares at an exercise price of $.085 to $.6875 per share were issued under the Plan and options to purchase 505,145 shares were forfeited.

     During the first nine months of 2001, options to purchase 78,438 shares were issued outside the Plan at an exercise price of $.085. An option that was issued outside the plan to acquire 400,000 shares of common stock at an exercise of $1.56 per share was forfeited in the first nine months of 2001. Warrants to purchase 1,673,598 shares of common stock at exercise prices ranging from $4.92 to $16.25 per share expired in the first nine months of 2001.

     At September 30, 2001, options issued pursuant to the Plan to acquire 1,740,091 shares of common stock at exercise prices ranging from $.085 to $17.50 remained outstanding. At September 30, 2001, options issued outside the Plan to acquire 110,438 shares of common stock at exercise prices of $.085 to $8.44 and warrants to acquire 3,521,279 shares of common stock at exercise prices of $3.05 to $9.38 also remained outstanding at September 30, 2001.

7.   OPERATING SEGMENTS

     The following table presents information about the Company's two operating segments:

                                                        Health        Therapeutic
                                                       Products       Development       Total
                                                       --------       -----------       -----
     Quarter ended September 30, 2001:
         Revenues from external
           customers                                 $   640,000    $         --    $   640,000
         Net loss                                       (245,000)       (122,000)      (367,000)
         As of September 30, 2001 -
          Total assets                                   966,000         922,000      1,888,000

     Quarter ended September 30, 2000:
         Revenues from external
           customers                                 $ 1,039,000    $         --    $ 1,039,000
         Net loss                                       (443,000)       (676,000)    (1,119,000)
         As of September 30, 2000 -
          Total assets                                 3,074,000       4,033,000      7,107,000

     Nine months ended September 30, 2001:
         Revenues from external
           customers                                 $ 2,455,000    $         --    $ 2,455,000
         Net loss                                     (2,514,000)       (755,000)    (3,269,000)

     Nine months ended September 30, 2000:
         Revenues from external
           customers                                 $ 2,761,000    $         --    $ 2,761,000
         Net loss                                     (1,808,000)     (1,380,000)    (3,188,000)

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from $2,059,000 at December 31, 2000 to $258,000 at September 30, 2001.

     The Company's working capital decreased during the first nine months of 2001 by $2,706,000, from $2,511,000 at December 31, 2000 to a negative working capital of $195,000 at September 30, 2001. The decrease in working capital resulted primarily from the effect of the net loss for the period ($3,269,000 less depreciation, amortization and equipment write-offs totaling $778,000).

     The Company believes that its capital is insufficient for ongoing operations, with current cash reserves almost completely exhausted. Although the Company is attempting to secure additional funds through asset sales and additional investments in or loans to the Company, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Any funds raised through equity financing will likely be significantly dilutive to current shareholders. The failure by the Company to secure additional funds within the next few months will materially affect the Company and its business, and may cause the Company to cease operations or to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings. Consequently, shareholders could incur losses of their entire investment in the Company.

     While the Company believes that its new therapeutic products and technologies show considerable promise, its ability to realize revenues therefrom is dependent first upon obtaining sufficient capital to continue operations, and then upon successful development of business alliances with biotechnology and/or pharmaceutical companies that have the resources required to develop and market certain of these products. There is no assurance that the Company's efforts to obtain sufficient capital or to develop such business alliances will be successful.

     The Company expects to continue to report losses in 2001 as expenses are expected to continue to exceed revenues. The Company can give no assurance of continued operations.

  RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH
                     THREE MONTHS ENDED SEPTEMBER 30, 2000


Revenues

     The Company's revenues for the quarters ended September 30, 2001 and 2000 were as follows:

                                                  2001             2000

         Research assays and fine chemicals     $577,000       $  437,000
         Therapeutic drug monitoring assays           --          262,000
         Instruments                              63,000          333,000
         Other                                        --            7,000
                                                --------       ----------
                                                $640,000       $1,039,000
                                                ========       ==========

     Sales of research assays and fine chemicals increased by $140,000 from $437,000 in the third quarter of 2000 to $577,000 in the third quarter of 2001 due primarily to a single significant compound sale.

     The Company's contract to manufacture therapeutic drug monitoring assays has terminated, and the Company ceased manufacturing and selling these products in the first quarter of 2001.

     Revenue from instrument development sales decreased by $270,000, from $333,000 in the third quarter of 2000 to $63,000 in the third quarter of 2001. The Company decided to cease operating its instrument manufacturing facility in the second quarter of 2001, in the effort to lower the Company's losses. The instrument sales in the third quarter of 2001 are a result of July shipments of orders in house at June 30, 2001.

Costs and Expenses

     Cost of sales was 66% of revenues for the third quarter of 2000 and increased to 81% of revenues for the third quarter of 2001 due to the loss taken on the Instruments division. Though cost of sales as a percentage of revenues for the third quarter of 2001 is up from the third quarter of 2000, we have continued to bring our cost of sales as a percentage down from the second quarter of 2001 (88%) to 81% in the third quarter of 2001.

     Research and development expenses decreased from $436,000 in the third quarter of 2000 to $93,000 in the third quarter of 2001. The 2000 expenses included a settlement with two former French research employees resulting in an expense of $59,000. Additionally, $52,000 of research and development expenses by the Company's Health Products segment relating to development of new research assays and new uses for the Company's fine chemicals did not reoccur during the third quarter of 2001. The remaining decrease is due to the closure of the

     United Kingdom facility along with the cut back of activity and personnel in research and development in the United States in 2001.

     Selling, general and administrative expenses decreased from $1,072,000 in the third quarter of 2000 to $394,000 in the third quarter of 2001. This reduction is due primarily to the reduction of the marketing costs related to the Health Products segment, closure of the Company's United Kingdom subsidiary, and the reduction of additional management and staff personnel.

Net Loss

     The Company continued to experience losses in the third quarter of 2001. The third quarter 2001 net loss of $367,000 ($.04 per share-basic and diluted) was $752,000 less than the $1,119,000 ($.12 per share-basic and diluted) net loss for the third quarter of 2000. The decrease in the net loss is primarily due to the decreases in research and development and selling, general and administrative costs, offset by decreased profit margins.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE
                        MONTHS ENDED SEPTEMBER 30, 2000


Revenues

     The Company's revenues for the nine-month periods ended September 30, 2001 and 2000 were as follows:

                                                      2001            2000

         Research assays and fine chemicals        $1,291,000      $1,015,000
         Therapeutic drug monitoring assays           378,000         726,000
         Instruments                                  617,000         958,000
         Bovine superoxide dismutase (bSOD)
           for research and human use                 117,000              --
         Other                                         52,000          62,000
                                                   ----------      ----------
                                                   $2,455,000      $2,761,000
                                                   ==========      ==========

     Sales of research assays and fine chemicals increased by $276,000, from $1,015,000 in the first nine months of 2000 to $1,291,000 in the first nine months of 2001. This increase was due primarily to a single significant compound sale.

     The Company's contract to manufacture therapeutic drug monitoring assays has terminated, and the Company ceased manufacturing and selling these products in the first quarter of 2001.

     Revenue from instrument sales declined by $326,000, from $958,000 in the first nine months of 2000 to $632,000 in the first nine months of 2001. The Company decided to cease operating its instrument manufacturing facility in the second quarter of 2001, in the effort to lower the Company's losses. Therefore, instrument sales subsequent to the second quarter of 2001 are expected to be substantially reduced from previous levels, consisting only of certain inventory in process at the end of the second quarter and the Company's OxyScan instruments which are expected to be manufactured on a contract basis, as necessary, to meet orders. Instrument sales in the third quarter of 2001 of $78,000 are a result of July shipment of orders in house at June 30, 2001.

     Sales of bSOD in the first nine months of 2001 consisted of one shipment of bulk bSOD to the Company's Spanish licensee. No significant sales of bulk bSOD were made during 2000. Future sales of bulk bSOD beyond 2001 are largely dependent on the needs of the Company's Spanish licensee. Because such needs are uncertain and difficult to predict, no assurance can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Costs and Expenses


     Cost of product sales for the first nine months of 2001 includes a charge of $516,000 to write down inventory relating to the closure of the Company's instrument manufacturing facility and wellness services program. Excluding this $516,000 charge, cost of product sales for the first nine months of 2001 was $2,515,000, or 102% of revenues, compared to $2,375,000, or 86% of revenues for the first nine months of 2000.

     Research and development expenses decreased from $1,221,000 in the first nine months of 2000 to $602,000 in the first nine months of 2001. The decrease in research and development expenses resulted primarily from a reduction in research and development activity by the Company's therapeutic development segment necessitated by the Company's lack of capital.

     Selling, general and administrative expenses decreased by $328,000, from $2,436,000 in the first nine months of 2000 to $2,108,000 in the first nine months of 2001. This decrease was primarily the result of the closure of the United Kingdom, wellness and instrument businesses along the associated expenses of these businesses; partially offset by increased legal fees and other costs incurred in conducting and settling of the litigation described below in the section titled Legal Proceedings.

Net Loss

     The Company continued to experience losses in the first nine months of 2001. The first nine month 2001 net loss of $3,269,000 ($.34 per share-basic and diluted) was $81,000 more than the $3,188,000 ($.35 per share-basic and diluted) net loss for the first nine months of 2000. The increase in the net loss is primarily due to the $1,004,000 charge to write down inventory and equipment relating to operations that were closed during the second quarter, offset by reduced research and development expenses and reduction in costs associated with the instruments and wellness businesses. After adjusting the 2001 net loss down by the $1,004,000 write down of inventory and equipment the resulting net loss due to operations is $2,265,000 compared to the $3,188,000 net loss of the first nine months of 2000.

                           PART II. OTHER INFORMATION

Item 5.   Other Information

Interim Executive Appointment

     As previously reported, Ray R. Rogers has been appointed as the interim Chairman of the Board, President and Chief Executive Officer of the Company, effective August 1, 2001. Accordingly, Mr. Rogers' Executive Separation and Employment Agreement (dated April 2000) was amended to shift his consultancy to employment status and to establish an employment term ending June 30, 2002. Mr. Rogers' annual salary has been reduced to $200,000, and in connection with this appointment Mr. Rogers was granted stock options which become vested monthly (during the period May 1, 2001 to April 30, 2002) and ratably for each month (through April 30, 2002) during which his salary reduction continues in effect or until at least $1.0 million in working capital has been raised, whichever comes first. The option exercise price per share is $.0850, and the aggregate shares grant is 470,588 shares, 392,150 shares of which represent a qualified stock option grant with the balance being a non-qualified stock option grant. It is the intention of the Company to secure additional working capital in an amount sufficient to begin implementation of its business plan. The first stage of such implementation includes provision for a permanent chief executive. To date the Company has been unsuccessful in obtaining additional working capital. The amendment (Addendum) to Mr. Rogers' Executive Separation and Employment Agreement, which contains the full text of the foregoing summary, is filed as Exhibit 10.1 with this Report (see
     Exhibit Index to this Report).

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits - See Exhibit Index on page 18.

     (b)  8-K Reports - None filed for this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OXIS International, Inc.


November 14, 2001            By /s/Ray R. Rogers
                                ------------------------------------------------
                                Ray R. Rogers
                                Interim Chairman of the Board,
                             President, and Interim Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number         Description of Document

 10.1 Addendum to Executive Separation and Employment Agreement between OXIS International, Inc. and Ray R. Rogers