Form 10KSB
period 2001-12-31
OXIS INTERNATIONAL INC
filed 2002-04-01
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-8092

OXIS International, Inc.
A Delaware corporation
I.R.S. Employer Identification No. 94-1620407
6040 N. Cutter Circle, Suite 317
Portland, OR 97217
Telephone: (503) 283-3911

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for its fiscal year ended December 31, 2001 were $2,968,000.

Aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of February 28, 2002 (assuming conversion of all outstanding voting preferred stock into common stock) was $2,162,979.

Number of shares outstanding of Registrant’s common stock as of February 28, 2002: 9,660,458 shares.

Certain of the information required by Part III of this Form 10-KSB is incorporated by reference to portions of the Company’s definitive form of Proxy Statement which will be filed with the Commission during April 2002 with respect to the Company’s Annual Meeting of Shareholders scheduled for June 2002.

PART 1

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the possible inability to obtain financing; uncertainties relating to patents and proprietary information; the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; achievement of product performance specifications; the ability of new products to compete successfully in either existing or new markets; the potential for adverse fluctuations in foreign currency exchange rates; the effect of product or market development activities; availability and future costs of materials and other operating expenses; competitive factors; the risks involved in international operations and sales; the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase the Company’s products; as well as other factors discussed under the heading “RISK FACTORS” in Item 1. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.    BUSINESS

Introduction

OXIS International, Inc. (“OXIS” or “The Company”) is a biopharmaceutical company engaged in the development of diagnostic and therapeutic products and new technologies applicable to conditions and/or diseases associated with oxidative stress. Oxidative stress is associated with an excess of free radicals, reactive oxygen species (“ROS”), and/or a decrease in antioxidant levels with a resultant development of tissue or organ damage.

The Company’s corporate offices and assay manufacturing facilities are located in a 15,000 sq. ft. facility at 6040 N. Cutter Circle, Suite 317, Portland OR 97217.

The Company has invested significant resources to build an early and substantial patent position on both its antioxidant therapeutic technologies and selected oxidative stress assays.

The Company is structured into two wholly owned subsidiaries, OXIS Health Products, Inc. and OXIS Therapeutics, Inc. The Company’s commercial health products business, which markets research and commercial diagnostic assays and fine chemicals to research and clinical laboratories and other customers, has been carried out by OXIS Health Products, Inc. The Company’s pharmaceutical and nutraceutical discovery business, which is focused on new drugs to treat diseases associated with tissue damage from free radicals and ROS, is being carried out by OXIS Therapeutics, Inc. For financial information about these two operating segments, see Note 7 to the consolidated financial statements.

The Company derives revenues primarily from sales from its wholly owned subsidiary, OXIS Heath Products, which includes the sales of research assays, fine chemicals such as Ergothioneine to the cosmetics industry and researchers, and bovine superoxide dismutase (SOD) for human clinical and veterinary research. The Company’s diagnostic products include twenty-six assays to measure markers of oxidative stress. The Company has also manufactured fourteen commercial therapeutic drug-monitoring (TDM) assays based on fluorescence polarization immunoassay technology (FPIA) on a contract basis for the entity that purchased such technology from the Company in 1999. The TDM assay manufacturing contract expired in March of 2001.

The Company’s lead therapeutic drug candidate, BXT-51072, completed a Phase IIA clinical trial in inflammatory bowel disease (IBD) in 1999 and further clinical studies are being reviewed. Two other therapeutic programs are in the pre-clinical stage of development. The therapeutics operation from the United Kingdom was closed in July 2001. For further information see Note 7.

Also in July 2001, the Company closed its wholly owned subsidiary, OXIS Instruments, Inc. All employees of the instruments manufacturing facility were terminated. Accordingly, the inventory and equipment for manufacturing instruments was written down to their estimated net realizable value.

OXIS continues to refocus with the objective of maximizing current operations and increasing the value of its therapeutic ethical and nutraceutical product portfolio. This portfolio includes, but is not limited to, three classes of small molecular weight antioxidant molecules and a SOD product for veterinary research and human clinical application in Spain. The Company will focus on and intensify its efforts to consummate successful development of pharmaceutical/nutraceutical relationships and/or strategic partnerships with larger companies in the industry. The Company intends to increase the value of their OXIS Health Products, Inc. portfolio by the filing of new intellectual property related to its current products under development, through new acquisitions and expanded marketing efforts. No assurance can be given that the Company’s restructuring will generate the results anticipated by the management of the Company or will in the future be favorable to the Company.

Commercial Health Products.    Government regulation in the United States and certain foreign countries is not currently a significant factor in the Company’s business. In the United States, the Company’s products and its manufacturing practices are not subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act as it relates to research products.

Therapeutic Development.    Therapeutic development is regulated by the FDA and all therapeutic development is in compliance with these regulations at this stage.

Patents and Trademarks

The Company has an extensive portfolio of patents for diagnostics and several novel series of molecules to detect, treat and monitor diseases associated with damage from free radicals and ROS. This portfolio provides opportunities for the Company to apply its technologies to a wide range of diseases and conditions of oxidative stress.

Currently, the Company’s therapeutic patent portfolio includes 14 U.S. patents and seven French patents. The Company has also filed eight additional applications for U.S. patents. These patents and patent applications cover the Company’s two lead series of therapeutic molecules, gluthathione peroxidase and lipid soluble antioxidants, and other non-lead series of small molecular weight antioxidants.

Marketing

For the fiscal year 2001, the Company continued to market its reagent products to professional researchers in academia, industry and government through its research catalog. In addition, the Company continued sales of its proprietary OxyScan instrument technology. The Company’s marketing program is centered on targeting specific audiences interested in oxidative stress. Primary vehicles for this purpose include printed literature, the Oxis Research website and attendance at conferences targeting neuroscience, cancer and nutritional researchers, among others.

During 2001, the Company launched six new products. Among these were a new assay for aconitase, one for catalase, two for lipid peroxidation and one for the enzyme gluthathione S-transferase. In addition to the new assays, OXIS was also first to market with two new novel spin trap technologies.

During 2001, the Company strengthened their distribution network by terminating some distributors for non-performance and formalizing agreements with others. New distribution partners were added in China, Spain and Canada. The most significant change in the Company’s distribution network occurred when in November of 2001, the Company ceased to use R&D Systems to promote the Company’s Bioxytech product line. As a result, the Company’s direct sales through existing vendors have also increased. To compensate for potential losses in the international sectors, in which the Company was underserved, an aggressive campaign seeking additional distribution partners began in December 2001.

Competition

The biopharmaceutical industry is highly competitive. Competition in most of the Company’s primary current and potential market areas from large pharmaceutical companies, and other companies, universities and research institutions is intense and expected to increase.

The main commercial competition at present to OXIS Health Products, Inc. is represented but not limited to the following three companies: Randox, Cayman Chemical and Assay Designs. These companies work in the same market place but none of them have a marketing edge over the other at this time. Relative to the Company, many of these entities may have substantially greater capital resources, research and development staffs, facilities, as well as greater expertise manufacturing and making products. In addition, these companies, as well as others, may have or may develop new technologies or use existing technologies that are, or may in the future be, the basis for competitive products.

Commercial Health Products

Diagnostic Products.

Revenues from sales of the Company’s research diagnostic assays and fine chemicals comprised 68% of total revenues in 2001, and 61% of total revenues in 2000.

Oxidative Stress Research Products.    The Company offers more than 140 research products for sale that include:

Assays for markers of oxidative stress
Spin traps
Antibodies
Proteins
Specialty chemicals
Controls

The primary technology foundation for the research product line is twenty-six assay test kits, which measure key markers in free radical biochemistry (markers of oxidative stress). Specifically, these assays measure levels of antioxidant protection, oxidative alterations, and pro-oxidant activation of specific white blood cells.

These assay kits utilize either chemical (colorimetric) or immunoenzymatic (EIA) reactions that can be read using laboratory spectrophotometers and microplate readers, respectively. The Company believes its assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy.

The assays for markers of oxidative stress are currently being sold to researchers primarily in Europe, Japan and the United States, primarily through distributors. The Company estimates that there are more than 7,500 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research assays. Eighteen of the Company’s research assays are manufactured at the facility in Portland, Oregon. The others are manufactured pursuant to private label agreements.

The Company’s assays for markers of oxidative stress are generally protected by trade secrets, and to a more limited extent, patents. Four U.S. patents have been issued with respect to these assays. The oxidative stress assays are sold under the registered trademark “Bioxytech®.”

Therapeutic Drug Monitoring Assays.    The Company entered into an agreement with the purchaser of the Company’s therapeutic drug monitoring assays (TDM) pursuant to which the Company has continued to manufacture the products and perform certain other services for the purchaser through 2000. The sale of intellectual property and contract rights together with product sales to the purchaser amounted to 20% of the Company’s revenues in 2000, and sales to the purchaser amounted to 13% of the Company’s revenues in 2001. The agreement to manufacture TDM products terminated during March 2001, and the Company does not intend to manufacture any TDM products beyond 2001.

Wellness Services.    The Company’s Wellness Services program was intended to provide products and services to help consumers make informed decisions regarding their current and future health goals. Due to cost and other constraints, this program was discontinued during 2001.

OxyScan Instrument System.    The Company has developed the OxyScan System, which includes both reagents and instrumentation to measure oxidative status. The Company believes the OxyScan System to be the first dedicated system on the market for measurement of oxidative stress. OxyScan instruments have been placed in research centers, but through 2001 revenues from the sale of OxyScan instrument have not been significant due to lack of operational funds.

Medical Instruments.    The Company’s subsidiary, OXIS Instruments, Inc., developed, manufactured, marketed and sold instruments in a Pennsylvania facility. Revenues from the development and sale of instruments comprised approximately 22% of the Company’s total revenues in 2001 and 35% in 2000. OXIS Instruments was closed in July 2001 due to the lack of significant revenue and related profit margins.

Therapeutic Products.    Revenues from sales of bulk bovine SOD (bSOD) comprised approximately 4% of the Company’s total revenues in 2001. No bulk bSOD was sold during 2000. Commercial-scale manufacture and quality control of bulk bSOD, as well as subsequent quality control and processing of United States Department of Agriculture-inspected edible beef liver into highly purified bulk bSOD requires a complex, multi-step process. The Company has significant knowledge regarding the manufacture of bSOD that is protected through trade secrets and proprietary know-how.

The Company’s patents protecting the manufacture of bSOD have expired. Expiration of the Company’s patents may enable other companies to benefit from research and development efforts of the Company, but such other companies would not receive the benefits of the Company’s unpatented trade secrets and know-how or unpublished pre-clinical or clinical data.

The Company sells bulk bSOD for human use outside the United States, but does not market dosage forms of bSOD for human use. The Company does not currently intend to seek approval for human use of bSOD in the United States for any indication and only intends to sell bulk bSOD to the extent that there is a demand for it. Palosein® is OXIS’ registered trademark for its veterinary brand of bSOD. Palosein is indicated for acute and chronic inflammatory conditions in equine and canine animals. OXIS is in the process of revising, updating and modernizing the Palosein testing procedures and revalidating its manufacturing procedures to meet new requirements requested by the FDA to re-market the product in the U.S. and Europe. The Company will be addressing all of the FDA’s questions and will be using appropriate experts in the field to respond as needed. We anticipate positive resolution of this matter and look forward to future sales of this product to the veterinary market. However, there are no guarantees regarding the success of this product. Although there are other sources of bSOD and other laboratory and pilot-scale processes to produce bSOD, the Company believes that it is the only company manufacturing bSOD on a commercial scale for pharmaceutical uses. The Company maintains a single contracted supplier for bSOD. Diosynth is the only manufacturer of bSOD worldwide, using the Company’s proprietary information and know how. If Diosynth were to halt manufacturing bSOD, it could cause an interruption of sales.

The Company’s Spanish licensee, Tedec-Meiji Farma, S.A., which distributes bSOD for human use in Spain, has been responsible for a significant portion of the Company’s revenues in recent years. Sales of bSOD to Tedec-Meiji were $117,000, or 4%, of the Company’s revenues in 2001, and none in 2000.

Research and Development

Research and development expenses were $762,000 and $1,910,000 for the years ended December 31, 2001 and 2000, respectively.

The Company will continue to research and develop selected therapeutics classes of antioxidant small molecules currently under development. These families are chemically diverse and represent the major molecules with antioxidant activity present in nature – catalysts, lipid soluble membrane antioxidants and thiols.

Much of the Company’s success depends on potential products that are in research and development and no material revenues have been generated to date from sales of these potential products. The pre-clinical work for one potential new therapeutic product is completed, and the clinical development stage has commenced. No assurance can be given that the Company’s product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any such products, if developed and introduced, will be successfully marketed. If the Company does not successfully introduce new products, the revenues and results of operations will be materially adversely affected.

Risk Factors

Future Profitability Uncertain

The Company expects to incur operating losses for the foreseeable future. The Company’s research and development expenses are expected to increase as the Company continues clinical testing. These losses and expenses may increase and fluctuate from quarter to quarter as the Company expands their development activities. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2001 includes an explanatory paragraph referring to the Company’s ability to continue as a going concern. The Company anticipates that it may expend significant capital resources in product research and development and in clinical trials. Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company’s future capital requirements will depend on many factors including: continued scientific progress in their research and development programs; the magnitude of these programs; the success of pre-clinical and clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; technological competition and market developments; the establishment of and changes in collaborative relationships; and the cost of commercialization activities and arrangements.

While the Company believes that the new products and technologies show considerable promise, its ability to realize significant revenues there from is dependent upon the Company’s success in developing business alliances with pharmaceutical and/or biotechnology companies to develop and market these products. To date, the Company has not established such business alliances and there can be no assurance that the Company’s effort to develop such business alliances will be successful.

Need for Additional Financing

The Company has incurred losses in each of the last six years. As of December 31, 2001, the Company had an accumulated deficit of approximately $57,881,000. The Company expects to incur operating losses for the foreseeable future. The Company currently does not have sufficient capital resources to complete the Company’s contemplated development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s potential pharmaceutical products.

Employees

As of December 31, 2001, the Company had fifteen full time employees in the United States. None of the Company’s employees are subject to a collective bargaining agreement. The Company has never experienced a work interruption.

NASDAQ Listing

On May 17, 2001, the Company’s common stock was de-listed from the NASDAQ National Market. However, the Company’s stock continues to be traded over the counter and is listed in Europe on France’s Le Nouveau Marché.

Foreign Operations and Export Sales

Revenues attributed to countries based on the location of customers:

	2001	2000
United Kingdom	$40,000	$33,000
France	$21,000	$257,000
Germany	$—	$38,000
Japan	$164,000	$123,000
Spain	$122,000	$14,000
Other foreign countries	$242,000	$223,000

ITEM 2.    PROPERTIES.

The Company occupies, pursuant to leases expiring in March of 2002, office, laboratory and manufacturing space in Portland, Oregon which is shared by the Company’s health products and therapeutic development segments.

Although the premises currently occupied are suitable for the Company’s present requirements, the Company believes that other equally suitable premises are readily available.

ITEM 3.    LEGAL PROCEEDINGS.

As of December 31, 2001 no legal actions are pending against or have been filed by the Company. In the ordinary course of conducting its business, the Company has become subject to litigation and claims on various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure is not expected to substantially affect the Company’s Statement of Operations, or its Balance Sheet as of December 31, 2001. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company’s consolidated net income for the period in which such determination occurs could be materially affected.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No shareholder meeting was held in 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company’s stock continues to be traded over-the-counter and is listed in Europe on Le Nouveau Marché.

Previous quarterly high and low sales prices of the Company’s common stock on the Nasdaq Stock Market and subsequently to de-listing on the over-the-counter board are as follows:

	2001				2000
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
High	.29	.25	.55	.78	1.125	2.250	5.000	10.000
Low	.07	.07	.13	.22	.281	1.000	1.563	1.250

The Company has an estimated 8,300 shareholders, including approximately 4,800 shareholders who hold their shares in street name. The Company utilizes its assets to develop its business and, consequently, has never paid a dividend and does not expect to pay dividends in the foreseeable future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company expects to continue to report losses in 2002 and for the foreseeable future and can give no assurance as to when and if it will become profitable.

Additional capital will be required during 2002 to continue operating in accordance with its current plans. If the Company is unable to generate additional funding through an increase in revenues, additional borrowings or raising additional capital during 2002, it intends to curtail its operations through the reduction of personnel and facility costs and by reducing the research and development efforts; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

See the information under the heading “RISK FACTORS” in Item 1 for a further discussion of these matters. For more information concerning the Company’s ability to continue as a going concern, see Note 1 to the consolidated financial statements.

While the Company believes that their new products and technologies show considerable promise, their ability to realize significant revenues therefrom is dependent upon the Company’s success in developing business alliances with biotechnology and/or pharmaceutical companies that have the required resources to develop and market certain of these products. There is no assurance that the Company’s effort to develop such business alliances will be successful.

Results of Operations

Revenues

The Company’s revenues for the past two years consisted of the following:

	2001	2000
Research assays and fine chemicals	$1,653,000	$1,429,000
Therapeutic drug monitoring assays	380,000	722,000
Medical instruments	655,000	1,226,000
bSOD for research and human use	117,000	—
Other	163,000	163,000

Total sales	$2,968,000	$3,540,000

In 2001, sales of research assays and fine chemicals increased by $224,000 to $1,653,000, a 16% increase over the 2000 sales of $1,429,000. Six new research assays were released by the end of 2001, compared to two new research assays released in 2000.

In 2001, sales of therapeutic drug monitoring assays declined to $380,000 from $722,000 in 2000 due to the expiration of the TDM contract in March 2001.

Revenue from instrument sales and development declined in 2001 to $655,000 from $1,226,000 in 2000, resulting in the closure of the business in July 2001.

Sales of bSOD have been made primarily to the Company’s Spanish licensee. In 2001, the Company sold $117,000 of bulk bSOD to the Spanish licensee. No bulk bSOD was sold to this customer in 2000. Future sales of bulk bSOD beyond 2001 are largely dependent on the needs of the Company’s Spanish licensee, which are uncertain and difficult to predict, and no assurances can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Other revenue represents primarily royalty income and contract laboratory revenue.

Costs and Expenses

Cost of revenue was 86% of revenue in 2000 and decreased to 82% in 2001.

Research and Development costs were $1,910,000 in 2000 and $762,000 in 2001 resulting in a decrease of $1,148,000, primarily as a result of a reduction in research and development activity by the Company’s therapeutic segment as necessitated by the Company’s lack of capital.

In 2001, sales, general and administrative expenses decreased by $1,010,000, from $3,297,000 in 2000 to $2,287,000 in 2001. This reduction in SG&A was a result of the closure of the wellness services program ($575,000), OXIS Instruments ($398,000) and the UK therapeutic facility ($152,000), partially offset by an increase in corporate legal costs of $99,000 in 2001.

The 2001 write down of inventory and equipment of $942,000 resulted from the closures of the wellness services program and OXIS Instruments business. The write down included $516,000 in inventory disposals and $426,000 in equipment disposals.

Interest Income and Expense

The net interest income decreased by $75,000 in 2001 from 2000 due primarily to the reduction of the Company’s cash balance.

Liquidity and Capital Resources

The Company, on a consolidated basis, had cash and cash equivalents of $221,000 and $2,059,000 at December 31, 2001 and 2000, respectively.

Net cash used by operations was $1,425,000 for the year ended December 31, 2001. The majority of the cash used during 2001 was related to net loss of $3,495,000 offset by depreciation and amortization of $412,000, write down of inventory and equipment of $942,000, a decrease in accounts receivable of $353,000 and a decrease in inventory of $463,000. During 2000 net cash used by operations was $3,887,000, which was also related to net loss of $4,636,000 and a decrease in accounts payable of $501,000 offset by depreciation and amortization of $443,000, a decrease in accounts receivable of $567,000 and an increase in customer deposits of $174,000.

Net cash used by investing activities for 2001 was $156,000 and $303,000 in 2000 primarily related to purchases of property, plant and equipment and additions to patents.

The net cash used in financing activities was $212,000 for 2001 due to repayment of long-term debt. The net cash provided by financing activities for 2000 was $5,467,000. This was a result of repayments of long-term and short-term debt of $401,000 and the receipt of the net proceeds from the issuance of stock in the amount of $5,868,000.

Net Loss

The Company incurred net losses in 2001 and 2000, and does not expect to be profitable in the foreseeable future. The Company’s net loss decrease of $1,141,000 to $3,495,000 is due primarily to the closure of OXIS Instruments, the wellness services program and the United Kingdom therapeutic development facility during 2001.

The Company expects to incur a net loss for 2002. If the Company develops substantial new revenue sources or if additional capital is raised through further sales of securities, the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term product margins. If the Company is unable to raise sufficient additional capital or to develop new revenue sources, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

ITEM 7.    FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of
OXIS International, Inc.:

We have audited the accompanying consolidated balance sheet of OXIS International, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of OXIS International, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXIS International, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit at December 31, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	King Griffin & Adamson P.C.

Dallas, Texas
February 22, 2002, except for Note 9,
for which the date is March 1, 2002.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
OXIS International, Inc.

We have audited the accompanying consolidated balance sheet of OXIS International, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of OXIS International, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of OXIS International, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in each of the last two years and at December 31, 2000, the Company had an accumulated deficit of $54,386,000 raising substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DE	LOITTE & TOUCHE LLP

Portland, Oregon
March 1, 2001

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$221,000	$2,059,000
Accounts receivable, net of allowance of $10,000 and $199,000	149,000	502,000
Inventories	292,000	1,271,000
Prepaid and current other	44,000	81,000

Total current assets	706,000	3,913,000

Property, plant and equipment, net	102,000	651,000
Technology for developed products, net	433,000	681,000
Patents, net	426,000	326,000
Other assets	54,000	54,000

Total assets	$1,721,000	$5,625,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	$160,000	$160,000
Current portion of long-term debt	92,000	99,000
Accounts payable	589,000	628,000
Accrued liabilities	211,000	95,000
Accrued payroll	91,000	246,000
Customer deposits	43,000	174,000

Total current liabilities	1,186,000	1,402,000

Long-term debt, net of current portion	2,000	150,000

Commitments and contingencies (Notes 1 and 8)

Shareholders’ equity:
Preferred stock—$.01 par value; 15,000,000 shares authorized:
Series B—428,389 shares issued and outstanding (aggregate liquidation preference of $1,000,000)	4,000	4,000
Series C—296,230 shares issued and outstanding	3,000	3,000
Common stock—$.001 par value; 95,000,000 shares authorized; 9,660,458 and 9,560,458 shares issued and outstanding at December 31, 2001 and 2000	10,000	10,000
Warrants	1,670,000	2,870,000
Additional paid in capital	57,155,000	55,955,000
Accumulated deficit	(57,881,000)	(54,386,000)
Accumulated other comprehensive loss	(428,000)	(383,000)

Shareholders’ equity	533,000	4,073,000

Total liabilities and shareholders’ equity	$1,721,000	$5,625,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2001 and 2000

	2001	2000
Revenue	$2,968,000	$3,540,000

Costs and expenses:
Cost of revenue	2,430,000	3,059,000
Research and development	762,000	1,910,000
Sales, general and administrative	2,287,000	3,297,000
Write down of inventory and equipment	942,000	—

Total costs and expenses	6,421,000	8,266,000

Operating loss	(3,453,000)	(4,726,000)

Litigation settlement	(57,000)	—
Interest income	29,000	180,000
Interest expense	(14,000)	(90,000)

Net loss	$(3,495,000)	$(4,636,000)

Net loss per share—basic and diluted	$(0.36)	$(0.50)

Weighted average number of shares used in computation—basic and diluted	9,636,278	9,185,392

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2001 and 2000

	Preferred Stock		Common Stock		Warrants	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2000	1,036,925	$10,000	7,928,784	$8,000	$—	$52,756,000	$(49,750,000)	$(335,000)	$2,689,000
Conversion of Series C preferred shares to common	(312,306)	(3,000)	90,221			3,000			—
Sales of common shares and warrants			1,376,949	2,000	2,870,000	3,133,000			6,005,000
Shares issued in connection with 1997 IMS business combination			100,000
Options exercised			64,944			63,000			63,000
Other			(440)
Net loss							(4,636,000)		(4,636,000)
Foreign currency translation adjustment								(48,000)	(48,000)

Other comprehensive loss									(4,684,000)

Balances, December 31, 2000	724,619	7,000	9,560,458	10,000	2,870,000	55,955,000	(54,386,000)	(383,000)	4,073,000
Shares issued in connection with 1997 IMS business combination			100,000
Expiration of warrants					(1,200,000)	1,200,000
Net loss							(3,495,000)		(3,495,000)
Foreign currency translation adjustment								(45,000)	(45,000)

Other comprehensive loss									(3,540,000)

Balances, December 31, 2001	724,619	$7,000	9,660,458	$10,000	$1,670,000	$57,155,000	$(57,881,000)	$(428,000)	$533,000

The accompanying notes are an integral part of this consolidated financial statement.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net loss	$(3,495,000)	$(4,636,000)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	412,000	443,000
Litigation settlement	57,000	—
Write down of inventory and equipment	942,000	—
Loss on disposals of property, plant and equipment	15,000	73,000
Changes in assets and liabilities:
Accounts receivable	353,000	567,000
Inventories	463,000	56,000
Prepaid and other current assets	37,000	(45,000)
Accounts payable	(39,000)	(501,000)
Customer deposits	(131,000)	174,000
Accrued payroll	(155,000)	(31,000)
Accrued liabilities	116,000	13,000

Net cash used for operating activities	(1,425,000)	(3,887,000)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	19,000	—
Purchase of property, plant and equipment	(11,000)	(160,000)
Additions to patents	(164,000)	(100,000)
Other assets	—	(54,000)
Other	—	11,000

Net cash used for investing activities	(156,000)	(303,000)

Cash flows from financing activities:
Proceeds from issuance of stock, net of related cost	—	5,868,000
Repayment of short-term notes	—	(361,000)
Repayment of long-term debt	(212,000)	(40,000)

Net cash provided by (used for) financing activities	(212,000)	5,467,000

Effect of exchange rate changes on cash	(45,000)	(7,000)

Net increase (decrease) in cash and cash equivalents	(1,838,000)	1,270,000
Cash and cash equivalents—beginning of year	2,059,000	789,000

Cash and cash equivalents—end of year	$221,000	$2,059,000

Cash paid for interest	$1,000	$68,000

Supplemental schedule of noncash operating and financing activities:

Issuance of Common Stock in exchange for cancellation of notes and accrued interest	$—	$200,000

Conversion of Preferred Stock into Common Stock	$—	$366,000

Cancellation of note payable as a result of litigation settlement	$63,000	$—

Issuance of note payable as a result of litigation settlement	$120,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001 and 2000

1.    Description of Business and Basis of Presentation

OXIS International, Inc. (the “Company”) develops, manufactures and markets selected therapeutic and diagnostic products. The Company’s research and development efforts are concentrated principally in the development of products to diagnose, treat and prevent diseases associated with free radicals and reactive oxygen species. The Company is headquartered in Portland, Oregon.

Assays to measure markers of oxidative stress are manufactured by the Company in the United States and are sold directly to researchers and to distributors for resale to researchers, primarily in Europe, the United States and Japan. The Company also sells pharmaceutical forms of superoxide dismutase (SOD) for human and research veterinary use. Through June 1999, therapeutic drug monitoring assays had been manufactured by the Company in the United States and were sold to hospital clinical laboratories and reference laboratories by an in-house sales force and a network of distributors both within and outside the United States. Subsequent to June 1999, the Company had manufactured therapeutic drug monitoring assays pursuant to a contract, which concluded on March 31, 2001, with the purchaser of the therapeutic drug monitoring technology (see Note 7).

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2001 had an accumulated deficit of $57,881,000. In addition, at December 31, 2001, the Company has a working capital deficit of $480,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

The Company expects that additional capital will be required during 2002 to continue operating in accordance with its current plans. If the Company is unable to generate additional funding through an increase in revenues, additional borrowings or raising additional capital during 2002 it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

On December 14, 2000, the Company was notified by NASDAQ that it was not in compliance with certain NASDAQ requirements for continued listing on the NASDAQ National Market. Specifically, the Company failed to meet the requirements for maintaining (1) a minimum bid price of $1.00 and (2) a market value of public float greater than $5,000,000. NASDAQ staff notified the Company that it had determined to de-list the Company’s common stock from the NASDAQ National Market. The Company appealed the staff’s determination and appeared on April 26, 2001 at an oral hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). On May 16, 2001, the Panel issued its decision denying the Company’s appeal, and on May 17, 2001, the Company’s common stock was de-listed from the NASDAQ National Market. However, the Company continues to be publicly traded over-the-counter and continues to be listed in Europe on Le Nouveau Marché.

2.    Significant Accounting Policies

Principles of consolidation—The accompanying financial statements include the accounts of the Company as well as its subsidiaries. The functional currency of the Company’s United Kingdom subsidiary is the British

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

pound and the functional currency of the Company’s French subsidiary is the French franc. The foreign subsidiaries’ assets and liabilities are translated at the exchange rates at the end of the year, and their statements of operations are translated at the average exchange rates during each year. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income or loss and accumulated as a separate component of shareholders’ equity. All significant intercompany balances and transactions are eliminated in consolidation.

Cash equivalents consist of money market accounts with commercial banks.

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at December 31, 2001 and 2000, consisted of the following:

	2001	2000
Raw materials	$61,000	$682,000
Work in process	135,000	398,000
Finished goods	96,000	191,000

Total	$292,000	$1,271,000

Property, plant and equipment is stated at cost. Depreciation of equipment is computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of five years or the remaining lease term.

Property, plant and equipment at December 31, 2001 and 2000, consisted of the following:

	2001	2000
Furniture and office equipment	$285,000	$348,000
Laboratory and manufacturing equipment	460,000	1,439,000
Leasehold improvements	63,000	57,000

Property, plant and equipment, at cost	808,000	1,844,000
Accumulated depreciation and amortization	(706,000)	(1,193,000)

Property, plant and equipment, net	$102,000	$651,000

Long-lived assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 2001 and 2000.

Patents and technology for developed products—Technology for developed products was acquired in business combinations and is amortized over their estimated useful lives of seven to ten years. Accumulated amortization of technology for developed products was $1,068,000 and $820,000 as of December 31, 2001 and 2000, respectively. Patents are being amortized on a straight-line basis over the shorter of the remaining life of the patent or ten years. $332,000 of patents pending approval are not currently being amortized. Accumulated amortization as of December 31, 2001 and 2000 is $25,000 and $17,000, respectively. In accordance with SFAS No. 121, the Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

Stock-based compensation—The Company accounts for common stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, the Company recognizes compensation expense as shares are earned under terms of various employment agreements based on the fair value of the common stock. Fair value is calculated using the average cash sales price of the Company’s common stock during each month in which the shares are earned.

The Company accounts for common stock issued to non-employees using Financial Accounting Standard No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” and the provision of Emerging Issues Task Force No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Revenue recognition—The Company manufactures, or has manufactured on a contract basis, products that are sold to customers. The Company recognizes product sales upon shipment of the product to the customer. The Company also develops and acquires technology that is used in the Company’s operations or sold, licensed or assigned to third parties. The Company recognizes revenue upon the sale or assignment of technology to third parties.

Income taxes—Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net loss per share—Net loss per share is computed based upon the weighted average number of common shares outstanding (“basic”) and, if dilutive, the incremental shares issuable upon the assumed exercise of stock options or warrants and the assumed conversion of preferred stock (“dilutive”). Due to the net losses in 2001 and 2000, the computation of dilutive net loss per share is antidilutive and therefore is the same as basic.

Reclassifications—Certain reclassifications have been made to 2000 to conform to 2001 presentation.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments—The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, notes payable, customer deposits and accounts payable, accrued payroll and payroll taxes, and other accrued liabilities approximates fair value due to the short-term nature of the accounts. The carrying amount reported in the balance sheet for long-term debt reflects fair value based on approximate rates that would currently be available to the Company.

New accounting pronouncements—In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,”

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company believes the adoption of SFAS 142 will not have a material effect on its financial position or results of operation.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective January 1, 2003. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company believes the adoption of SFAS 143 will not have a material effect on its financial position or results of operation.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. SFAS 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company believes the adoption of SFAS 144 will not have a material effect on its financial position or results of operation.

3.    Note Payable to Shareholder

Note payable to shareholder at December 31, 2001 and 2000 consisted of a $160,000, 8% unsecured note which was originally due in May 1997. The amount is currently due on demand.

4.    Long-term Debt

Long-term debt at December 31, 2001 and 2000 consisted of the following:

	2001	2000
Non-interest uncollateralized note payable to shareholder due in monthly installments of $10,000 through August 2002	$70,000	$196,000
Other	24,000	53,000

	94,000	249,000
Less current portion	92,000	99,000

	$2,000	$150,000

5.    Shareholders’ Equity

Common Stock—In April 2000, the Company completed a private placement of units, consisting of one share of the Company’s common stock plus warrants to purchase two shares of the Company’s common stock (the “2000 Units”), primarily to a series of institutional investors. The 2000 Units were priced at the NASDAQ closing price for the Company’s common stock the day prior to the signing of the subscription agreements relating to the purchase of such 2000 Units. The price per Unit ranged from $3.94 to $4.75. A total of 1,376,949 common shares and warrants to purchase approximately 2,753,000 common shares were issued in exchange for gross proceeds of $6,050,000 in cash and conversion of $200,000 of short-term notes and accrued interest payable. The exercise price of one-half of the warrants issued in the private placement is equal to 135% of the

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

price paid per 2000 Unit. The exercise price of the other half of the warrants is equal to 150% of the price paid per 2000 Unit. Holders of Series B Preferred Stock are entitled to noncumulative annual dividends at the rate of $0.115 per share if and when declared by the Company’s Board of Directors.

The Company issued additional warrants in 2000 to its placement agents giving the agents the right to acquire 155,000 common shares at an exercise price of $5.94 per share.

Preferred Stock—Terms of the preferred stock are fixed by the Board of Directors at such time as the preferred stock is issued. The 428,389 outstanding shares of Series B Preferred Stock are convertible into and have voting rights equivalent to 85,678 shares of common stock. The Series B Preferred Stock has certain preferential rights with respect to liquidation and dividends. Holders of Series B Preferred Stock are entitled to noncumulative annual dividends at the rate of $0.115 per share if and when declared by the Company’s Board of Directors.

The 296,230 shares of Series C Preferred Stock are convertible into 85,578 shares of the Company’s common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 nor more than .2889 common shares for each Series C Preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C Preferred Stock into common stock if the average closing bid price of the Company’s common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C Preferred Stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company’s common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. In the event of liquidation, the holders of the Series C Preferred Stock shall participate on an equal basis with the holders of the Common Stock (as if the Series C Preferred Stock had converted into Common Stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C Preferred Stock are entitled to noncumulative dividends after the payment of dividends on Series B Preferred Stock if and when declared by the Company’s Board of Directors.

Stock Warrants—In connection with the issuance of common stock and Series C and E Preferred Stock prior to 1998, the Company has issued to its placement agents warrants to purchase 78,278 shares of common stock at prices ranging from $7.15 to $16.25 per share, that remained outstanding and were exerciseable at December 31, 2000 and expired unexercised during 2001.

A warrant to purchase 162,025 common shares at $12.50 per share was issued to the purchaser of the Company’s Series D Preferred Stock. This Warrant was immediately exercisable and remained outstanding as of December 31, 2000 and expired unexercised during 2001.

Warrants to purchase 60,000 common shares were issued to purchasers of the secured convertible term notes issued in October 1996. The warrants had an exercise price of $3.05 per share. They were immediately exerciseable and remained outstanding as of December 31, 2000 and expired unexercised during 2001.

Warrants to purchase 1,985,678 common shares at exercise prices of $5.25 to $6.75 that were issued in connection with the sale of common shares during 1998 remained outstanding at December 31, 2001. These warrants became exerciseable during 1999 and expire in April and May 2003. (See Footnote 9 – Subsequent Events for further discussion on these warrants.)

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

Warrants to purchase 2,908,898 common shares at exercise prices of $4.92 to $7.13 that were issued in connection with the sale of common shares during 2000 remained outstanding at December 31, 2001. These warrants became exerciseable immediately upon issuance and expire between February 2001 and April 2005. 1,454,449 warrants at exercise prices of $4.92 to $5.94 expired unexercised during 2001. (See Footnote 9 – Subsequent Events for further discussion on these warrants.)

Stock Options—The Company has a stock incentive plan under which 2,250,000 shares of the Company’s common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company’s common stock, awarding stock bonuses of the Company’s common stock, and granting stock appreciation rights. Options granted pursuant to the Plan have a maximum term of ten years; vesting is determined by the Compensation Committee of the Company’s Board of Directors. Options granted through 2001 have had vesting requirements of up to five years. The plan permits grants of options at less than the fair market value of the underlying shares on the date of the grant, but through 2001 no such options have been issued. Options granted and outstanding under the plan are summarized as follows:

	2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,802,486	$2.53	1,034,582	$2.92
Granted	557,750	0.16	895,250	2.21
Exercised	—	—	(64,944)	0.97
Forfeitures	(503,445)	0.95	(62,402)	6.07

Outstanding at end of year	1,856,791	$1.88	1,802,486	$2.53

Exercisable at end of year	1,382,361	$2.06	825,137	$3.08

The number of shares under option, weighted average exercise price and weighted average remaining contractual life of all options outstanding as of December 31, 2001, by range of exercise price was as follows:

Range of exercise price	Shares	Weighted average exercise price	Weighted average remaining life
$ 0.09—$ 0.88	1,039,374	$ 0.29	8.24 years
$ 1.31—$ 1.91	442,750	$ 1.89	8.07 years
$ 2.12—$ 4.53	198,367	$ 3.10	6.05 years
$ 5.75—$ 8.45	130,300	$ 7.93	4.40 years
$11.25—$17.50	46,000	$15.20	3.33 years

The number of shares under option and weighted average exercise price of options exercisable as of December 31, 2001, by range of exercise price was as follows:

Range of exercise price	Shares	Weighted average exercise price
$ 0.09—$ 0.88	884,944	$ 0.31
$ 1.31—$ 1.91	122,750	$ 1.84
$ 2.12—$ 4.53	198,367	$ 3.10
$ 5.75—$ 8.45	130,300	$ 7.93
$11.25—$17.50	46,000	$15.20

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options. Accordingly, since the exercise price of all options issued under the plan has been greater than or equal to the fair market value of the stock at the date of issue of the options, no compensation cost has been recognized for options granted under the plan. Had compensation cost for options granted under the plan been determined based on the fair value at the grant dates in a manner consistent with the method determined under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the net loss and net loss per share for 2001 and 2000 would have been changed to the pro forma amounts indicated below:

	2001	2000
Net loss:
As reported	$(3,495,000)	$(4,636,000)
Pro forma	$(3,651,000)	$(4,911,000)
Net loss per share – basic and diluted:
As reported	$(0.36)	$(0.50)
Pro forma	$(0.38)	$(0.53)

For the purpose of computing the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Grants issued in
	2001	2000
Dividend yield	0%	0%
Expected volatility	140%	109%
Risk-free interest rate	4.7%	4.7%
Expected lives	3 years	3 years

The weighted average fair value as of the option date was computed to be $0.12 per share for options issued during 2001, $0.60 per share for options issued during 2000.

At December 31, 2001 the Company had the following additional stock options outstanding that were not issued pursuant to its stock incentive plan. Options to acquire 7,000 common shares at an exercise price of $8.44 per share were granted in 1996 and expire in 2006. Options to acquire 25,000 common shares at an exercise price of $1.38 were granted in 2000 and expire in 2005. Options to acquire 400,000 common shares at an exercise price of $1.56 were granted in 2000 and expired unexercised in 2001. Options to acquire 78,438 common shares at an exercise price of $0.085 were granted in 2001 and expire in 2011.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

6.    Income Taxes

Deferred Taxes—Deferred taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 were as follows:

	2001	2000
United States taxes:
Deferred tax assets:
Federal net operating loss carryforward and capitalized research and development expenses	$9,165,000	$8,128,000
Federal R&D tax credit carryforward	553,000	676,000
State net operating loss carryforward and capitalized research and development expenses	1,007,000	816,000
Other	47,000	—
Deferred tax liabilities—book basis in excess of noncurrent assets acquired in purchase transactions	(142,000)	(181,000)

Net deferred tax assets	10,630,000	9,439,000
Valuation allowance	(10,630,000)	(9,439,000)

Net deferred taxes	$—	$—

French taxes:
Deferred tax assets—
Net operating loss carryforward	$3,604,000	$3,563,000
Valuation allowance	(3,604,000)	(3,563,000)

Net deferred taxes	$—	$—

The tax benefits ($5,136,000) of the net operating losses of $15,410,000 which existed at the date of acquisition (September 7, 1994) of the French subsidiary will be recorded as a reduction of income tax expense when and if realized. Due to the closure of the French subsidiary’s operations in early 1999, it is unlikely that the Company will ever realize any benefit from the French subsidiary’s operating loss carryforwards.

The tax benefits ($351,000) of the net operating losses of $1,032,000 which existed at the date of acquisition (December 31, 1997) of Innovative Medical Systems Corp. will be recorded as a reduction of the net unamortized balance of property, plant and equipment and intangible assets of $465,000 when and if realized.

Statement of Financial Accounting Standards No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets.

Tax Carryforwards—At December 31, 2001, the Company had net operating loss carryforwards of approximately $9,471,000 to reduce United States federal taxable income in future years, and research and

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

development tax credit carryforwards of $553,000 to reduce United States federal taxes in future years. In addition, the Company’s French subsidiary had operating loss carryforwards of $9,828,000 (68,392,000 French francs) to reduce French taxable income in future years. These carryforwards expire as follows:

Year of expiration	United States net operating loss carryforward	R&D tax credit carryforward	French operating loss carryforward
2002	$7,000	$6,000	$—
2003	44,000	55,000	—
2004	5,000	34,000	443,000
2005	25,000	46,000	151,000
2006	44,000	176,000	—
2007-2021	9,346,000	236,000	—
No expiration	—	—	9,234,000

	$9,471,000	$553,000	$9,828,000

Utilization of the United States tax carryforwards is subject to certain restrictions in the event of a significant change (as defined in Internal Revenue Service guidelines) in ownership of the Company.

7.    Operating Segments

The Company is organized into two reportable segments – health products and therapeutic development. The two segments have different strategic goals and have been managed separately since 1997. The health products segment manufactures and sells diagnostic products, medical instruments, pharmaceutical forms of SOD and other fine chemicals. The therapeutic development segment operates a drug discovery business focused on development of new drugs to treat diseases associated with tissue damage from free radicals and reactive oxygen species.

In the second quarter of 2001, the Company’s health products segment decided to cease operating its instrument manufacturing facility and its wellness services program. All employees of the instruments manufacturing facility and wellness services program were terminated during the second quarter of 2001. Accordingly the inventory and equipment for manufacturing instruments and for the wellness services program was written down by $942,000 during 2001 to their estimated net realizable value.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for inter-segment sales at cost. General corporate expenses were allocated equally to the health products and therapeutics development segments in 2001. In 2000, 23% of the Company’s general corporate expenses were allocated to the health products segment and 77% to the therapeutic development segment.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

The following tables present information about the two segments for 2001 and 2000:

	Health products	Therapeutic development	Total
Year ended December 31, 2001:
Revenues from external customers	$2,968,000	$—	$2,968,000
Interest income	9,000	20,000	29,000
Interest expense	1,000	13,000	14,000
Depreciation and amortization	261,000	151,000	412,000
Net loss	(2,505,000)	(990,000)	(3,495,000)
Expenditures for long-lived assets	44,000	131,000	175,000
As of December 31, 2001—
Segment assets	1,273,000	448,000	1,721,000

	Health products	Therapeutic development	Total
Year ended December 31, 2000:
Revenues from external customers	$3,540,000	$—	$3,540,000
Interest income	12,000	168,000	180,000
Interest expense	75,000	15,000	90,000
Depreciation and amortization	391,000	52,000	443,000
Net loss	(2,368,000)	(2,268,000)	(4,636,000)
Expenditures for long-lived assets	97,000	163,000	260,000
As of December 31, 2000—
Segment assets	3,476,000	2,149,000	5,625,000

Revenues from external customers for the years ended December 31, 2001 and 2000 were as follows:

	2001	2000
Assays and fine chemicals	$2,033,000	$2,151,000
Medical instruments	655,000	1,226,000
SOD for human and research use	117,000	—
Other	163,000	163,000

Total	$2,968,000	$3,540,000

In 1999, the Company sold the intellectual property, commercial rights and finished goods inventory relating to its therapeutic drug monitoring assays. Pursuant to the sale, the Company had entered into an agreement with the purchaser of the therapeutic drug monitoring assays. Under this agreement, the Company continued to manufacture the products and perform certain other services for the purchaser through the first quarter of 2001.

Revenues of the health products segment for 2000 include $718,000 for product sales to the purchaser of the therapeutic drug monitoring assays, and decrease to $380,000 in 2001 with the completion of the contract in March of 2001.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

Revenues attributed to countries based on the location of customers:

	2001	2000
United States	$2,379,000	$2,852,000
United Kingdom	40,000	33,000
France	21,000	257,000
Germany	—	38,000
Japan	164,000	123,000
Spain	122,000	14,000
Other foreign countries	242,000	223,000

	$2,968,000	$3,540,000

Long-lived assets (principally property, plant and equipment, technology and patents) at December 31, 2001 and 2000 were located as follows:

	2001	2000
United States	$1,015,000	$1,694,000
United Kingdom	—	18,000

	$1,015,000	$1,712,000

8.    Commitments And Contingencies

The Company leases their facilities in Oregon under an operating lease that expires in March 2002. Lease payments to which the Company is committed aggregate $21,000 in 2002. The Company currently holds a month-to-month lease and is currently negotiating the terms of a three-year lease.

During 2000 the Company’s United Kingdom subsidiary entered into a three-year lease for office space. During the fourth quarter of 2000 the Company decided it did not want to continue the lease. In January 2001 the Company entered into an agreement to terminate the lease in exchange for forfeiture of a deposit and a cash payment aggregating $59,000 and surrender of the Company’s leasehold improvements with a carrying value of $66,000. The cash payment, deposit forfeited and leasehold improvements were charged to expense in 2000. The premises were vacated in July 2001.

Rental expense included in the accompanying statements of operations was $207,000 in 2001 and $231,000 in 2000.

In 1995, the Company consummated the acquisition of Therox Pharmaceuticals, Inc. (“Therox”) pursuant to a transaction wherein Therox was merged with and into a wholly owned subsidiary of the Company. In addition to the issuance of its common stock to Therox shareholders, the Company agreed to make payments of up to $2,000,000 to the Therox stockholders based on the successful commercialization of Therox technologies. As of December 31, 2001, no additional payments have been made. The Company has not recorded a liability associated with this agreement as the ultimate liability, if any, is uncertain.

In 1997, the Company consummated the acquisition of Innovative Medical Systems Corp. (“IMS”) pursuant to a transaction whereby the Company acquired all of the outstanding stock of IMS in exchange for 200,000

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

shares of the Company’s common stock issued immediately and additional shares to be issued. The name of IMS was changed to OXIS Instruments, Inc. during 1998. Additional common shares are to be issued to former IMS shareholders annually through 2003. The number of additional common shares which may be issued to former IMS shareholders depends on, among other things, future annual revenues of OXIS Instruments Inc. through 2002 and on the market price of the Company’s common stock. During each of the years 2001 and 2000, the Company issued 100,000 shares (the minimum number of shares required under the original agreement) to the former IMS shareholders. The total number of additional shares of common stock which may be issued subsequent to December 31, 2001, to former IMS shareholders in exchange for IMS stock is limited to a maximum number of 678,009 shares.

In June 2001, the Company settled a claim by the former majority owner of IMS who is also a former employee of the Company. The settlement calls for the Company to remove Mr. Catarious as an obligor on an approximately $130,000 bank loan which was paid in full during 2001, to pay the claimant $10,000 per month for 12 months (partially offset by the Company’s release from an obligation to pay the claimant a $63,000 note and its associated accrued interest of $8,000), and to make stock distributions to him in accordance with the terms of the Share Exchange Agreement pursuant to which the Company in December 1997 acquired IMS. Both the Company and the claimant released all other claims against each other. The Company’s financial statements reflect it liabilities for its future obligations under the settlement, and the elimination of other actual or potential obligations that were extinguished as a result of the settlement.

The Company and its subsidiaries are also parties to various other claims in the ordinary course of business. The Company does not believe that there will be any material impact on the Company’s financial position, results of operations or cash flows as a result of these claims.

9.    Subsequent Events

In January 2002, the Board of Directors of the Company agreed to unilaterally offer to certain holders of warrants an extended maturity date and reduced exercise price. The holders of warrants to purchase 3,440,127 shares of the Company’s Common Stock issued during the period 1998 through 2000 in connection with the sale of common shares received this offer. The exercise price for these warrants previously varied in a range from $5.25 to $7.13 per share. The exercise price for all of these warrants was reduced to $1.00 per share, and the maturity date for 1,376,949 warrants issued in 2000 was extended to a new maturity date of May 7, 2003. All warrants issued prior to May, 1998 have lapsed and were not affected by this board action. This unilateral offer to the warrant holders was made in January 2002 with the opportunity of any offeree to decline the amendments by the expiration date of February 15, 2002. None of the warrant holders declined the offer, and all such warrants are now deemed to be amended under the terms offered.

On January 30, 2002 the Company entered into an agreement with a third party investor to sell up to 2,000,000 shares of Series F Convertible Preferred Stock. In addition, the agreement provided for the Company’s issuance of warrants to the investor to purchase up to 2,000,000 shares of Common Stock at an exercise price per share of $1.00. The initial conversion ratio provided under the terms of this Series F Preferred Stock is ten shares of the Company’s Common Stock for every one share of Series F Preferred Stock converted. The Company has reserved up to 22,000,000 shares of Common Stock as a reserve for future issuance of its Common Stock pursuant to conversion and exercise of the warrants. Effective March 1, 2002 the Company issued 1,500,000 shares of Series F Convertible Preferred Stock at a price per share of $1.00 to the investor under this agreement. Also, on March 1, 2002, the Company issued warrants to this investor providing for the issuance of up to 1,500,000 shares of Common Stock at an initial warrant price of $1.00 per share of Common Stock. These

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001 and 2000

preferred shares vote on an as if converted basis, and therefore the issuance of these shares will result in a change of control of the Company.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As reported to the Commission on January 17, 2002, the Company, as a cost conservation measure, on January 14, 2002, upon the recommendation of the Audit Committee of the Board, engaged the services of King Griffin & Adamson P.C., Dallas, Texas to report on the Company’s year-end financial statements for the calendar year ending December 31, 2001. Accordingly, the Company dismissed its prior independent accountants, Deloitte & Touche LLP. Deloitte’s independent auditor’s report on the Company’s consolidated financial statements for the calendar years 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Company’s ability to continue as a going concern. There were no disagreements between the Company and Deloitte on any matters of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. Deloitte’s letter confirming these matters accompanies the 8-K report filed with the Commission on January 17, 2002.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is incorporated herein by reference to the material contained under the caption “Proposal No. 1-Election of Directors” in the Company’s definitive proxy statement to be filed with the Commission in April 2002, pursuant to Regulation 14A.

ITEM 10.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the material contained under the caption “Compensation of Executive Officers” in the Company’s definitive proxy statement to be filed with the Commission in April 2002, pursuant to Regulation 14A.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item is incorporated herein by reference to the material contained under the caption “Proposal No. 1-Election of Directors” in the Company’s definitive proxy statement to be filed with the Commission in April 2002, pursuant to Regulation 14A.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the material contained under the caption “Proposal No. 1-Election of Directors” in the Company’s definitive proxy statement to be filed with the Commission in April 2002, pursuant to Regulation 14A.

PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits specified by item 601 of Regulation S-B.

See Exhibit Index—page 32

(b)  Reports on Form 8-K.

The registrant did not file any reports on Form 8-K during the fourth quarter of calendar 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002

OXIS International, Inc. Registrant

By:	/s/ RAY R. ROGERS
Ray R. Rogers President, Chief Executive Officer, and Interim Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant.

/s/ RICHARD A. DAVIS Richard A. Davis	April 1, 2002

/s/ TIMOTHY C. RODELL Timothy C. Rodell	April 1, 2002

/s/ THOMAS M. WOLF Thomas M. Wolf	April 1, 2002

/s/ MARVIN S. HAUSMAN Marvin S. Hausman	April 1, 2002

/s/ RAY R. ROGERS Ray R. Rogers	April 1, 2002

/s/ STUART S. LANG Stuart S. Lang	April 1, 2002

EXHIBIT INDEX

Exhibit Number	Description of Document	Page
2(a)	Share Exchange Agreement by and among Innovative Medical Systems Corp., OXIS International, Inc and each of the shareholders who are signatories thereto	(1)

3(a)	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002

3(b)	Composite Bylaws of the Company effective September 7, 1994 and as amended through August 30, 2000

4(a)	Forms of Common Stock and Warrant Purchase Agreement, Warrant to Purchase Common Stock, and Registration Rights Agreement Re Private Placement March-April, 2000	(2)

10(a)	OXIS International, Inc. Series B Preferred Stock Purchase Agreement dated July 18, 1995	(3)

10(b)	Series C Preferred Stock Subscription and Purchase Agreement (form); dated April 1996 (1,774,080 shares in total)

10(c)	Form of Promissory Notes dated March 27, 1997—April 24, 1997	(4)

10(d)	Executive Separation and Employment Agreement dated April 3, 2000, between the Company and Ray R. Rogers	(5)

10(e)	Addendum to Executive Separation and Employment Agreement between OXIS International, Inc. and Ray R. Rogers dated August 1, 2001	(6)

21(a)	Subsidiaries of OXIS International, Inc.

23(b)	Independent Auditors’ Consent.

(1)	Incorporated by reference to the Company’s Form 8-K Current Report, dated January 15, 1998.

(2)	Incorporated by reference to the Company’s Form 8-K Current Report dated March 3, 2000.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5)	Incorporated by reference to the Company’s Form S-3 Registration Statement No. 333-40970 filed July 7, 2000 and effective December 22, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.