Form 10QSB
period 2002-03-31
OXIS INTERNATIONAL INC
filed 2002-05-15
CIK 109657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the quarterly period ended March 31, 2002.

or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the transition period from              to              .

Commission File Number O-8092

OXIS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1620407
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6040 N. Cutter Circle, Suite 317, Portland, Oregon	97217
(Address of principal executive offices)	(Zip Code)

(503) 283-3911
(Registrant’s telephone number, including area code)

At March 31, 2002, the issuer had outstanding the indicated number of shares of common stock:    9,761,792

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

	March 31, 2002	December 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,189,000	$221,000
Accounts receivable, net	176,000	149,000
Inventories	295,000	292,000
Prepaid and other current assets	264,000	44,000

Total current assets	1,924,000	706,000
Property and equipment, net	87,000	102,000
Technology for developed products, net	379,000	433,000
Patents, net	455,000	426,000
Other assets	54,000	54,000

Total assets	$2,899,000	$1,721,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS—CONTINUED

	March 31, 2002	December 2001
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to shareholder	$160,000	$160,000
Current portion of long-term debt	47,000	92,000
Accounts payable	485,000	589,000
Accrued liabilities	184,000	211,000
Accrued payroll	136,000	91,000
Customer deposits	51,000	43,000

Total current liabilities	1,063,000	1,186,000
Long-term debt, net of current portion	—	2,000
Shareholders’ equity:
Preferred stock—$.01 par value; 15,000,000 shares
authorized:
Series B—428,389 shares issued and outstanding (liquidation preference of $1,000,000)	4,000	4,000
Series C—296,230 shares issued and outstanding
(no liquidation preference)	3,000	3,000
Series F—1,500,000 shares issued and outstanding at March 31, 2002 (no liquidation preference)	15,000	—
Common stock—$.001 par value; 95,000,000 shares
authorized; 9,761,792 shares issued and outstanding
at March 31, 2002 (9,660,458 at December 31, 2001)	10,000	10,000
Warrants	2,009,000	1,670,000
Additional paid in capital	58,302,000	57,155,000
Accumulated deficit	(58,079,000)	(57,881,000)
Accumulated other comprehensive loss	(428,000)	(428,000)

Total shareholders’ equity	1,836,000	533,000

Total liabilities and shareholders’ equity	$2,899,000	$1,721,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

	2002	2001
Revenues	$428,000	$973,000
Costs and expenses:
Cost of sales	218,000	889,000
Research and development	69,000	318,000
Selling, general and administrative	398,000	925,000

Total costs and expenses	685,000	2,132,000

Operating loss	(257,000)	(1,159,000)
Other income	62,000	—
Interest income	2,000	17,000
Interest expense	(5,000)	(6,000)

Net loss	$(198,000)	$(1,148,000)

Net loss per common share—basic and diluted	$(.02)	$(.12)

Weighted average number of common shares used in computation—basic and diluted	9,740,885	9,565,152

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

	2002	2001
Cash flows from operating activities:
Net loss	$(198,000)	$(1,148,000)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	70,000	110,000
Other income related to settlement of accounts payable	(62,000)	—
Changes in assets and liabilities:
Accounts receivable	(27,000)	123,000
Inventories	(3,000)	174,000
Prepaid and other current assets	(220,000)	(79,000)
Accounts payable	(42,000)	(111,000)
Customer deposits	8,000	(174,000)
Accrued payroll	45,000	—
Accrued liabilities	(27,000)	100,000

Net cash used in operating activities	(456,000)	(1,005,000)
Cash flows from investing activities:
Purchases of property and equipment	—	(4,000)
Additions to patents	(29,000)	(12,000)
Other, net	—	10,000

Net cash used in investing activities	(29,000)	(6,000)
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	1,500,000	—
Repayment of long-term debt	(47,000)	(7,000)

Net cash provided by (used in) financing activities	1,453,000	(7,000)

Net increase (decrease) in cash and cash equivalents	968,000	(1,018,000)
Cash and cash equivalents—beginning of period	221,000	2,059,000

Cash and cash equivalents—end of period	$1,189,000	$1,041,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2002. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.    GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2001 had an accumulated deficit of $57,881,000. In addition, at December 31, 2001, the Company had a working capital deficit of $480,000. For the three months ended March 31, 2002 the Company sustained a net loss of $198,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

3.    STOCKHOLDERS’ EQUITY

The Company has a stock incentive plan under which 2,250,000 shares of the Company’s common stock are reserved for issuance (the “Plan”). The Plan permits the Company to grant stock options to acquire shares of the Company’s common stock, award stock bonuses of the Company’s common stock, and grant stock appreciation rights.

At March 31, 2002, options issued pursuant to the Plan to acquire 1,850,357 shares of common stock at exercise prices ranging from $0.085 to $17.50 remained outstanding. Options issued outside the Plan to acquire 110,438 shares of common stock at exercise prices of $0.085 to $8.438 and warrants to acquire 4,940,127 shares of common stock at an exercise price of $1.00 (see following paragraph) also remained outstanding at March 31, 2002.

In January 2002, the Board of Directors of the Company agreed to unilaterally offer to certain holders of warrants an extended maturity date and reduced exercise price. The holders of warrants to purchase 3,440,127 shares of the Company’s Common Stock issued during 1998 through 2000 in connection with the sale of common shares received this offer. The exercise price for these warrants previously ranged from $5.25 to $7.13 per share. The exercise price for all of these warrants was reduced to $1.00 per share, and the maturity date for 1,376,949 warrants issued in 2000 was extended to May 7, 2003. All warrants issued prior to May 1998 have lapsed and were not affected by this board action. This unilateral offer to the warrant holders was made in January 2002 with the opportunity of any offeree to decline the amendments by the expiration date of February 15, 2002. None of the warrant holders declined the offer, and all such warrants are now deemed to be amended under the terms offered.

On January 30, 2002 the Company entered into an agreement with a third party investor to sell up to 2,000,000 shares of Series F Convertible Preferred Stock. The agreement provides for the Company’s issuance of warrants to the investor to purchase up to 2,000,000 shares of Common Stock at an exercise price per share of $1.00. The initial conversion ratio provided under the terms of this Series F Preferred Stock is ten shares of the Company’s Common Stock for every one share of Series F Preferred Stock converted at the right of the holder. The Company has reserved 22,000,000 shares of Common Stock as a reserve for future issuance of its Common Stock pursuant to conversion and exercise of the warrants. Effective March 1, 2002, the Company issued 1,500,000 shares of Series F Convertible Preferred Stock at a price per share of $1.00 to the investor under this agreement. The investor also received warrants to purchase 1,500,000 shares of Common Stock at $1.00 per share. In the event of liquidation, the holders of the Series F Preferred Stock shall participate on an equal basis with the holders of the Common Stock (as if the Series F Preferred Stock had converted into Common Stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series F Preferred Stock are entitled to noncumulative dividends after the payment of dividends on Series B Preferred Stock if and when declared by the Company’s Board of Directors. These preferred shares vote on an as if converted basis, and therefore the issuance of these shares resulted in a change of control of the Company.

4.    OTHER INCOME

In association with the closing of the Company’s instrument manufacturing facility in 2001, during the first quarter of 2002, the Company settled certain trade payables with creditors resulting in other income of $62,000.

5.    OPERATING SEGMENTS

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

General corporate expenses were allocated equally to the health products and therapeutics development segments in 2002 and 2001.

The following table presents information about the Company’s two operating segments:

	Health Products	Therapeutic Development	Total
Quarter ended March 31, 2002:
Revenues from external customers	$428,000	$—	$428,000
Segment loss	(37,000)	(161,000)	(198,000)
As of March 31, 2002—Segment assets	1,884,000	1,015,000	2,899,000

Quarter ended March 31, 2001:
Revenues from external customers	$973,000	$—	$973,000
Segment loss	(756,000)	(392,000)	(1,148,000)
As of March 31, 2001—Segment assets	2,602,000	1,693,000	4,295,000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the possible inability to obtain additional financing; uncertainties relating to patents and proprietary information; the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; achievement of product performance specifications; the ability of new products to compete successfully in either existing or new markets; the effect of product or market development activities; availability and future costs of materials and other operating expenses; competitive factors; the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase the Company’s products; as well as other factors discussed under the heading “RISK FACTORS” in Item 1 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2001 which is incorporated herein by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased during the first quarter of 2002 by $1,341,000, from a working capital deficit of $480,000 at December 31, 2001 to $861,000 at March 31, 2002. The increase in working capital resulted from the issuance of Series F Preferred Stock in March 2002.

Cash and cash equivalents increased from $221,000 at December 31, 2001 to $1,189,000 at March 31, 2002. This increase is also due to the cash investment of $1,500,000 made in March 2002 as a result of the issuance of Series F Preferred Stock.

The Company expects to incur operating losses for the foreseeable future. These losses and expenses may increase and fluctuate from quarter to quarter as the Company expands their activities. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2001, includes an explanatory paragraph referring to the Company’s ability to continue as a going concern. The Company anticipates that it will expend capital resources for the continuation of operations (marketing, product research and development, therapeutic and nutraceutical development). Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company’s future capital requirements will depend on many factors including: continued marketing and scientific progress in their research and development programs; the magnitude of these programs; the success of pre-clinical and potential clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; technological competition and market developments; the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements.

While the Company believes that the existing and new products and technologies show considerable promise, its ability to realize revenues therefrom is dependent upon the Company’s success in marketing and sales, along with developing business alliances with related industry companies to assist in developing and marketing these products. To date, the Company has established marketing and sales relationships but has not established any therapeutic business alliances and there can be no assurance that the Company’s effort to develop such therapeutic business alliances will be successful.

The Company has incurred losses in each of the last six years. As of March 31, 2002, the Company has an accumulated deficit of $58,079,000. The Company expects to incur operating losses for the foreseeable future. The Company currently has sufficient capital for continuing operations of the health products segment but does not have sufficient capital resources to complete the Company’s contemplated drug development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing products and potential pharmaceutical/nutraceutical products.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2002
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001

Revenues

The Company’s revenues for the quarters ended March 31, 2002 and 2001 were as follows:

	2002	2001
Research assays and fine chemicals	$421,000	$325,000
Therapeutic drug monitoring assays	—	378,000
Medical instruments	—	254,000
Other	7,000	16,000

	$428,000	$973,000

Sales of research assays and fine chemicals increased by 30%, or $96,000, from $325,000 in the first quarter of 2001 to $421,000 in the first quarter of 2002 due to an increase in the number of products for sale, sales volumes, contract lab testing and significant revenues from a customer on a special project.

Revenues from sales of therapeutic drug monitoring assays ceased in the first quarter of 2001 due to the end of the contractual agreement to manufacture assays for the entity that purchased the rights to the therapeutic drug monitoring assays in 1999. The Company has not manufactured or sold any therapeutic drug monitoring products after the first quarter of 2001.

Revenue from instrument sales of product and development have ceased due to the closure of this portion of the Company’s operations in July 2001.

Costs and Expenses

Cost of sales was 91% of revenues for the first quarter of 2001 and decreased to 51% of revenues for the first quarter of 2002. This decrease in the cost of sales as a percentage of sales is due primarily to the closure of the wellness program that generated cost of sales of $ 76,000 with no revenue during the first quarter of 2001 and the closure of the instruments business, which had a 162% cost of sales in the first quarter of 2001.

Research and development expenses decreased from $318,000 in the first quarter of 2001 to $69,000 in the first quarter of 2002. The decrease in research and development expenses resulted primarily from a reduction in the Company’s therapeutic development efforts.

Selling, general and administrative expenses decreased from $925,000 in the first quarter of 2001 to $398,000 in the first quarter of 2002. The decrease is primarily the result of the closure of the wellness program ($93,000), the instruments business ($100,000) and reductions in administrative and corporate expenses of $332,000. The first quarter 2001 included an accrual of $160,000 for severance payments to two executives. During the first quarter of 2002 reductions in expenses included personnel changes resulting in a $70,000 decrease along with reductions in legal, travel and advertising expenses.

Other Income

In association with the closing of the Company’s instrument manufacturing facility in 2001, during the first quarter of 2002, the Company settled certain trade payables with creditors resulting in other income of $62,000.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Securities Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits—See Exhibit Index on page 14.

(b) 8-K Reports

On January 22, 2002, the Company filed a Report on Form 8-K stating that effective January 14, 2002, the Company dismissed its prior independent accountant, Deloitte & Touche LLP (“Deloitte”) and engaged King Griffin & Adamson P.C. as its principal accountant. There were no disagreements between the Company and Deloitte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

On March 19, 2002, the Company filed a Report on Form 8-K stating that as of March 7, 2002, the Company closed, under its agreement with Meridian Financial Group, L.L.P. (“Meridian”), the purchase by Meridian of 1.5 million shares of Series F Convertible Preferred Stock. Meridian also received warrants that provide Meridian the right to purchase up to 1.5 million shares of Common Stock at $1.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS INTERNATIONAL, INC.

May 15, 2001	By	/s/ RAY R. ROGERS

Ray R. Rogers
Chairman, President and
Chief Executive Officer

May 15, 2001	By	/s/ SHARON ELLIS

Sharon Ellis
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

10	OXIS International, Inc. Series F Preferred Stock Purchase Agreement dated January 30, 2002.	(1)

16	OXIS International, Inc. change in principal accountant.	(2)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 19, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 22, 2002.