Form 10QSB
period 2002-06-30
OXIS INTERNATIONAL INC
filed 2002-08-14
CIK 109657

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-8092

OXIS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. Employer Identification No.)

6040 N. Cutter Circle, Suite 317, Portland, Oregon (Address of principal executive offices)	97217 (Zip Code)

(503) 283-3911
(Registrant’s telephone number, including area code)

At June 30, 2002, the issuer had outstanding the indicated number of shares of common stock:    9,761,792

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

	June 30, 2002	December 31, 2001
	(unaudited)
	(rounded to the nearest 1,000)
ASSETS
Current assets:
Cash and cash equivalents	$934	$221
Accounts receivable	136	149
Inventories	322	292
Prepaid and other current assets	212	44

Total current assets	1,604	706
Property and equipment	73	102
Technology for developed products	332	433
Patents	524	426
Other assets	55	54

Total assets	$2,588	$1,721

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—CONTINUED

	June 30, 2002	December 31, 2001
	(unaudited)
	(rounded to the nearest 1,000)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to shareholder	$160	$160
Current portion of long-term debt	21	92
Accounts payable	486	589
Accrued liabilities	144	211
Accrued payroll	102	91
Customer deposits	6	43

Total current liabilities	919	1,186
Long-term debt, net of current portion	—	2
Shareholders’ equity:
Preferred stock—$.01 par value; 15,000,000 shares authorized:
Series B—428,389 shares issued and outstanding (liquidation preference of $1,000,000)	4	4
Series C—296,230 shares issued and outstanding (no liquidation preference)	3	3
Series F—1,500,000 shares issued and outstanding at June 30, 2002 (liquidation preference of $1,500,000)	15	—
Common stock—$.001 par value; 95,000,000 shares authorized; 9,761,792 shares issued and outstanding at June 30, 2002 (9,660,458 at December 31, 2001)	10	10
Warrants	2,009	1,670
Additional paid-in capital	58,302	57,155
Accumulated deficit	(58,240)	(57,881)
Accumulated other comprehensive loss	(434)	(428)

Total shareholders’ equity	1,669	533

Total liabilities and shareholders’ equity	$2,588	$1,721

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(rounded to the nearest 1,000)
Revenues	$721	$841	$1,149	$1,814
Costs and expenses:
Cost of sales	457	738	675	1,627
Write-down of inventory	—	516	—	516

Cost of product sales	457	1,254	675	2,143

Gross profit (loss)	264	(413)	474	(329)
Operating expenses:
Research and development	127	191	196	509
Selling, general and administrative	294	782	692	1,707
Write-down of equipment	—	369	—	369

Total operating expenses	421	1,342	888	2,585

Operating loss	(157)	(1,755)	(414)	(2,914)
Other income	—	—	62	—
Interest income	2	5	4	22
Interest expense	(6)	(6)	(11)	(12)

Loss prior to income taxes	(161)	(1,756)	(359)	(2,904)
Income taxes	—	—	—	—

Net loss	(161)	(1,756)	(359)	(2,904)
Other comprehensive loss—foreign currency translation adjustments	(6)	(39)	(6)	(29)

Comprehensive loss	$(167)	$(1,795)	$(365)	$(2,933)

Net loss per share—basic and diluted	$(.02)	$(.18)	$(.04)	$(.30)

Weighted average number of shares used in computation—basic and diluted	9,761,792	9,660,458	9,713,696	9,613,068

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

	Six Months Ended June 30,
	2002	2001
	(rounded to the nearest 1,000)
Cash flows from operating activities:
Net loss	$(359)	$(2,904)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	130	234
Litigation settlement	—	57
Write-down of inventory and equipment	—	885
Changes in assets and liabilities:
Accounts receivable	13	148
Inventories	(30)	234
Other current assets	(168)	(49)
Accounts payable	(103)	71
Customer deposits	(37)	(137)
Accrued payroll, payroll taxes and other	(55)	(54)

Net cash used for operating activities	(609)	(1,515)
Cash flows from investing activities:
Purchases of equipment	—	(10)
Additions to other assets	(99)	(28)
Other, net	—	(29)

Net cash used for investing activities	(99)	(67)
Cash flows from financing activities:
Repayment of long-term debt	(73)	(15)
Proceeds from issuance of preferred stock	1,162	—
Proceeds from issuance of warrants	338	—

Net cash provided by (used in) financing activities	1,427	(15)

Effect of exchange rate on cash	(6)	—

Net increase (decrease) in cash and cash equivalents	713	(1,597)
Cash and cash equivalents—beginning of period	221	2,059

Cash and cash equivalents—end of period	$934	$462

Non-cash transactions:
Cancellation of note payable as a result of litigation settlement	—	$63

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.    GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2001 had an accumulated deficit of $57,881,000. For the six months ended June 30, 2002 the Company sustained a net loss of $359,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

3.    STOCKHOLDERS’ EQUITY

The Company has a stock incentive plan under which 4,250,000 shares of the Company’s common stock are reserved for issuance (the “Plan”). The Plan permits the Company to grant stock options to acquire shares of the Company’s common stock, award stock bonuses of the Company’s common stock, and grant stock appreciation rights.

At June 30, 2002, options issued pursuant to the Plan to acquire 2,135,537 shares of common stock at exercise prices ranging from $0.085 to $17.50 remained outstanding. Options issued outside the Plan to acquire 220,176 shares of common stock at exercise prices of $0.085 to $8.438 and warrants to acquire 4,940,127 shares of common stock at an exercise price of $1.00 (see following paragraph) also remained outstanding at June 30, 2002.

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

On January 30, 2002 the Company entered into an agreement with a third party investor to sell up to 2,000,000 shares of Series F convertible preferred stock. The agreement provides for the Company’s issuance of warrants to the investor to purchase up to 2,000,000 shares of common stock at an exercise price per share of $1.00. The initial conversion ratio provided under the terms of this Series F preferred stock is ten shares of the Company’s common stock for every one share of Series F preferred stock converted at the right of the holder. The Company has reserved 22,000,000 shares of common stock as a reserve for future issuance of its common stock pursuant to conversion and exercise of the warrants. Effective March 1, 2002, the Company issued 1,500,000 shares of Series F convertible preferred stock at a price per share of $1.00 to the investor under this agreement. The investor also received warrants to purchase 1,500,000 shares of common stock at $1.00 per share. In the event of any liquidation, the holders of the Series F preferred stock are entitled to receive, subject to the prior rights, if any, of the holders of Series B preferred stock, a preference of $1.00 per share (subject to adjustment) prior to any distribution of any assets or surplus funds to the holders of common stock, plus any declared but unpaid dividends. The holders of Series F preferred stock are entitled to noncumulative dividends after the payment of dividends on Series B preferred stock if and when declared by the Company’s board of directors. These preferred shares vote on an as if converted basis, and therefore the issuance of these shares resulted in a change of control of the Company.

4.    OTHER INCOME

In association with the closing of the Company’s instrument manufacturing facility in 2001, during the first quarter of 2002, the Company settled certain trade payables with creditors resulting in other income of $62,000.

5.    OPERATING SEGMENTS

The Company is organized into two reportable segments—health products and therapeutic development. The two segments have different strategic goals and have been managed separately since 1997. The health products segment manufactures and sells diagnostic products, pharmaceutical forms of SOD and other fine chemicals. The therapeutic development segment operates a drug discovery business focused on development of new drugs to treat diseases associated with tissue damage from free radicals and reactive oxygen species.

In the second quarter of 2001, the Company’s health products segment decided to cease operating its instrument manufacturing facility and its wellness services program. All employees of the instruments manufacturing facility and wellness services program were terminated during the second quarter of 2001. Accordingly the inventory and equipment for manufacturing instruments and for the wellness services program was written down by $885,000 during 2001 to their estimated net realizable value.

General corporate expenses were allocated equally to the health products and therapeutics development segments in 2002 and 2001.

The following table presents information about the Company’s two operating segments:

	Health Products	Therapeutic Development	Total
Quarter ended June 30, 2002:
Revenues from external customers	$721,000	$—	$721,000
Segment income (loss)	20,000	(181,000)	(161,000)
As of June 30, 2002—
Segment assets	1,436,000	1,152,000	2,588,000

Quarter ended June 30, 2001:
Revenues from external customers	$841,000	$—	$841,000
Segment income (loss)	(1,514,000)	(242,000)	(1,756,000)
As of June 30, 2001—
Segment assets	1,561,000	1,053,000	2,614,000

Six months ended June 30, 2002:
Revenues from external customers	$1,149,000	$—	$1,149,000
Segment income (loss)	(17,000)	(342,000)	(359,000)

Six months ended June 30, 2001:
Revenues from external customers	$1,814,000	$—	$1,814,000
Segment income (loss)	(2,270,000)	(634,000)	(2,904,000)

6.    SUBSEQUENT EVENTS

An issuance of common stock for 305,452 shares at approximately $0.14 per share will take place in the third quarter of 2002 due to a settlement of an accounts payable debt equaling $42,500.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased during the first half of 2002 by $1,165,000, from a working capital deficit of $480,000 at December 31, 2001 to a positive $685,000 at June 30, 2002. The increase in working capital resulted from the issuance of Series F preferred stock in March 2002.

Cash and cash equivalents increased from $221,000 at December 31, 2001 to $934,000 at June 30, 2002. This increase is also due to the cash investment of $1,500,000 made in March 2002 as a result of the issuance of Series F preferred stock.

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

The Company has incurred losses in each of the last six years. As of June 30, 2002, the Company has an accumulated deficit of $58,240,000. The Company expects to incur operating losses for the foreseeable future. The Company currently has sufficient capital for continuing operations of the health products segment but does not have sufficient capital resources to complete the Company’s contemplated drug development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing products and potential pharmaceutical/nutraceutical products.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2002
COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

Revenues

The Company’s revenues for the quarters ended June 30, 2002 and 2001 were as follows:

	2002	2001
Research assays and fine chemicals	$337,000	$388,000
Bovine superoxide dismutase (bSOD) for research and human use	380,000	117,000
Medical instruments (closed June 30, 2001)	—	300,000
Other	4,000	36,000

	$721,000	$841,000

Sales of research assays and fine chemicals decreased by $51,000 from $388,000 in the second quarter of 2001 to $337,000 in the second quarter of 2002 due primarily to a decrease in sales volumes.

Sales of bSOD in each the second quarter of 2002 and 2001 consisted of one shipment of bulk bSOD to the Company’s Spanish licensee. Future sales of bulk bSOD beyond 2002 are largely dependent on the needs of the Company’s Spanish licensee. Because such needs are uncertain and difficult to predict, no assurance can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Revenue from instrument sales of product and development have ceased due to the closure of this portion of the Company’s operations in July 2001.

Costs and Expenses

Cost of sales was 88% of revenues for the second quarter of 2001 and decreased to 63% of revenues for the second quarter of 2002. This decrease in the cost of sales as a percentage of sales is due primarily to the closure of the wellness program that generated cost of sales of $207,000 with no revenue during the second quarter of 2001 and the closure of the instruments business, which had a 406% cost of sales in the second quarter of 2001.

Gross profit for the second quarter of 2001 was a negative $414,000 after the recording of a write down in instruments inventory of $516,000. The gross profit for the second quarter of 2002 was $264,000, which equaled 37%. This change is primarily due to the closure of the wellness and instruments programs in June 2001.

Research and development expenses decreased from $191,000 in the second quarter of 2001 to $127,000 in the second quarter of 2002. The decrease in research and development expenses resulted primarily from a reduction in the Company’s therapeutic development efforts.

Selling, general and administrative expenses decreased from $782,000 in the second quarter of 2001 to $294,000 in the second quarter of 2002. The closure of the instruments business resulted in a $240,000 reduction of expenses` and the remaining $248,000 decrease is due to reductions of management personnel and associated overhead.

Cost and expenses for the second quarter of 2001 includes a charge of $369,000 to write down the equipment values relating to the closure of the Company’s instrument manufacturing facility and wellness services program.

Net Loss

The Company continued to experience losses in the second quarter of 2002. The second quarter 2002 net loss of $161,000 ($0.02 per share-basic and diluted) was $1,595,000 less than the $1,756,000 ($0.18 per share-basic and diluted) net loss for the second quarter of 2001. The decrease in the net loss is primarily due to the closure of the wellness and instrument businesses ($1,306,000). The $141,000 reduction in loss in the Company’s health products segment and $71,000 reduction in corporate expense is primarily due to the reduction of overhead expense; along with a $77,000 reduction in the Company’s therapeutic segment for expenditures primarily due to the closure of the United Kingdom office.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2002
COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

Revenues

The Company’s revenues for the six-month periods ended June 30, 2002 and 2001 were as follows:

	2002	2001
Research assays and fine chemicals	$758,000	$713,000
Bovine superoxide dismutase (bSOD) for research and human use	380,000	117,000
Therapeutic drug monitoring assays (contract ended March 31, 2001)	—	378,000
Medical instruments (closed June 30, 2001)	—	554,000
Other	11,000	52,000

	$1,149,000	$1,814,000

Sales of research assays and fine chemicals increased by $45,000, from $713,000 in the first half of 2001 to $758,000 in the first half of 2002. This increase was due primarily to an increase in sales volumes.

Sales of bSOD in the first half of 2002 and 2001 consisted of one shipment of bulk bSOD to the Company’s Spanish licensee. Future sales of bulk bSOD beyond 2002 are largely dependent on the needs of the Company’s Spanish licensee. Because such needs are uncertain and difficult to predict, no assurance can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

The Company’s contract to manufacture therapeutic drug monitoring assays has terminated, and the Company ceased manufacturing and selling these products in the first quarter of 2001.

Revenue from instrument sales of product and development have ceased due to the closure of this portion of the Company’s operations in July 2001.

Costs and Expenses

Cost of product sales for the first half of 2001 includes a charge of $516,000 to write down inventory relating to the closure of the Company’s instrument manufacturing facility and wellness services program. Excluding this $516,000 charge, cost of product sales for the first half of 2001 was $1,627,000, or 90% of revenues, compared to $675,000, or 59% of revenues for the first half of 2002. This decrease in the cost of sales as a percentage of sales is due primarily to the closure of the wellness program that generated cost of sales of $283,000 with no revenue during the first half of 2001 and the closure of the instruments business, which had a 289% cost of sales in the first half of 2001.

Gross profit for the first six months of 2001 was a negative $329,000 after the recording of a write down in instruments inventory of $516,000. The gross profit was $474,000 (41%) for the first six months of 2002. This change is primarily due to the closure of the wellness and instruments programs in June 2001.

Research and development expenses decreased from $509,000 in the first half of 2001 to $196,000 in the first half of 2002. The decrease in research and development expenses resulted primarily from a reduction in the Company’s therapeutic development efforts.

Selling, general and administrative expenses decreased by $1,015,000, from $1,707,000 in the first half of 2001 to $692,000 in the first half of 2002. The decrease is primarily the result of the closure of the wellness program ($111,000) and the instruments business ($338,000). Also partial responsible are corporate reductions totaled $296,000 and decreases in the Company’s health products segment overhead totaled $339,000.

Cost and expenses for the first half of 2001 includes a charge of $369,000 to write down the equipment values relating to the closure of the Company’s instrument manufacturing facility and wellness services program.

Other Income

In association with the closing of the Company’s instrument manufacturing facility in 2001, during the first quarter of 2002, the Company settled certain trade payables with creditors resulting in other income of $62,000.

Net Loss

The Company continued to experience losses in the first six months of 2002. The first half 2002 net loss of $359,000 ($.04 per share-basic and diluted) was $2,545,000 less than the $2,904,000 ($.30 per share-basic and diluted) net loss for the first half of 2001. The decrease in the net loss is primarily due to the closure of the wellness and instruments programs of $1,732,000. The $245,000 reduction in loss of the Company’s health products segment and $296,000 reduction in corporate expense is primarily due to the reduction of overhead expense; along with a $194,000 reduction in the Company’s therapeutic segment for expenditures primarily due to the closure of the United Kingdom office.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Securities Holders

At the Company’s 2002 Annual Meeting of Stockholders held on June 14, 2002 (“2002 Stockholders Meeting”), the Company’s stockholders elected the following persons to Company’s Board of Directors:

Name	Common shares FOR	Common shares WITHHELD	Series B Preferred FOR*	Series B Preferred WITHHELD*	Series C Preferred FOR*	Series C Preferred WITHHELD*	Series F Preferred FOR*	Series F Preferred WITHHELD*
Richard A. Davis	5,307,863	90,115	85,667	0	0	65,837	15,000,000	0
Marvin S. Hausman	5,306,593	91,385	85,667	0	0	65,837	15,000,000	0
Stuart S. Lang	5,308,093	89,885	85,667	0	0	65,837	15,000,000	0
Timothy C. Rodell	5,308,093	89,885	85,667	0	0	65,837	15,000,000	0
Ray R. Rogers	5,306,949	91,029	85,667	0	0	65,837	15,000,000	0
Thomas M. Wolf	5,305,923	92,055	85,667	0	0	65,837	15,000,000	0

*	In equivalent common votes.

At the 2002 Stockholders’ Meeting, the stockholders also approved an amendment to the Company’s 1994 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 2,000,000 shares, to an aggregate of 4,250,000 shares (1,289,190 common shares, Series B Preferred shares with 85,678 equivalent common votes and Series F Preferred shares with 15,000,000 equivalent common votes voting for; 184,888 common shares voting against; Series C Preferred shares with 65,837 equivalent common votes and 52,248 common shares abstaining; and 4,363,816 broker non-votes).

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits—See Exhibit Index on page 17.

(b)  No reports were filed on Form 8-K for the second quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS INTERNATIONAL, INC.

By:	/s/ RAY R. ROGERS
Ray R. Rogers Chairman, President and Chief Executive Officer

August 14, 2002

By:	/s/ SHARON ELLIS
Sharon Ellis Principal Financial Officer

August 14, 2002

EXHIBIT INDEX

Exhibit Number	Description of Document

99.1	Certification pursuant to 18 U.S.C. Section 1340 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1340 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002