Form 10QSB
period 2002-09-30
OXIS INTERNATIONAL INC
filed 2002-11-14
CIK 109657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                                  to

Commission File Number O-8092

OXIS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1620407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6040 N. Cutter Circle, Suite 317, Portland, Oregon	97217
(Address of principal executive offices)	(Zip Code)

(503) 283-3911
(Registrant’s telephone number, including area code)

At September 30, 2002, the issuer had outstanding the indicated number of shares of common stock: 10,030,061

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$486	$221
Accounts receivable	196	149
Inventories	304	292
Prepaid and other current assets	168	44

Total current assets	1,154	706
Property and equipment	59	102
Technology for developed products	276	433
Patents	544	426
Other assets	54	54

Total assets	$2,087	$1,721

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—CONTINUED
(In thousands of dollars)

	September 30, 2002	December 31, 2001
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to shareholder	$160	$160
Current portion of long-term debt	6	92
Accounts payable	305	589
Accrued liabilities	123	211
Accrued payroll	100	91
Customer deposits	6	43

Total current liabilities	700	1,186
Long-term debt, net of current portion	—	2
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock—Convertible $.01 par value; 15,000,000 shares authorized:
Series B—428,389 shares issued and outstanding (liquidation preference of $1,000,000)	4	4
Series C—96,230 and 296,230 shares issued and outstanding, respectively (no liquidation preference)	1	3
Series F—1,500,000 shares issued and outstanding at September 30, 2002 (liquidation preference of $1,500,000)	15	—
Common stock—$.001 par value; 95,000,000 shares authorized; 10,030,061 shares issued and outstanding at September 30, 2002 (9,660,458 at December 31, 2001)	10	10
Warrants	2,009	1,670
Additional paid-in capital	58,328	57,155
Accumulated deficit	(58,538)	(57,881)
Accumulated other comprehensive loss	(442)	(428)

Total shareholders’ equity	1,387	533

Total liabilities and shareholders’ equity	$2,087	$1,721

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$426	$640	$1,575	$2,455
Costs and expenses:
Cost of sales	241	519	916	2,146
Write-down of inventory	—	—	—	516

Cost of product sales	241	519	916	2,662

Gross profit (loss)	185	121	659	(207)
Operating expenses:
Research and development	154	93	350	602
Selling, general and administrative	327	394	1,019	2,108
Write-down of equipment	—	—	—	369

Total operating expenses	481	487	1,369	3,079

Operating loss	(296)	(366)	(710)	(3,286)
Other income (expense)	—	—	62	—
Interest income	2	6	6	28
Interest expense	(4)	(7)	(15)	(11)

Loss prior to income taxes	(298)	(367)	(657)	(3,269)
Income taxes	—	—	—	—

Net loss	(298)	(367)	(657)	(3,269)
Other comprehensive income (loss)—foreign currency translation adjustments	(8)	8	(14)	(21)

Comprehensive loss	$(306)	$(359)	$(671)	$(3,290)

Net loss per share—basic and diluted	$(.03)	$(.04)	$(.07)	$(.34)

Weighted average number of shares used in computation—basic and diluted	9,795,841	9,660,458	9,741,378	9,629,038

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Nine Months Ended September 30,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(657)	$(3,269)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	204	290
Litigation settlement	—	57
Write-down of inventory and equipment	—	1,004
Changes in assets and liabilities:
Accounts receivable	(47)	344
Inventories	(12)	353
Other current assets	(124)	(9)
Accounts payable	(284)	(6)
Customer deposits	(37)	(137)
Accrued payroll, payroll taxes and other	(77)	(181)

Net cash used for operating activities	(1,034)	(1,554)
Cash flows from investing activities:
Purchases of equipment	—	(10)
Additions to other assets	(122)	(36)
Other, net	9	(19)

Net cash used for investing activities	(113)	(65)
Cash flows from financing activities:
Repayment of short-term borrowings	(88)	(182)
Proceeds from issuance of preferred stock	1,162	—
Proceeds from issuance of warrants	338	—

Net cash provided by (used in) financing activities	1,412	(182)

Effect of exchange rate on cash	—	—

Net increase (decrease) in cash and cash equivalents	265	(1,801)
Cash and cash equivalents—beginning of period	221	2,059

Cash and cash equivalents—end of period	$486	$258

Supplemental cash flow disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash transactions:
Cancellation of note payable as a result of litigation settlement	$—	$63

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

Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.    GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2001 had an accumulated deficit of $57,881,000. For the nine months ended September 30, 2002 the Company sustained a net loss of $657,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

3.    STOCKHOLDERS’ EQUITY

The Company has a stock incentive plan under which 4,250,000 shares of the Company’s common stock are reserved for issuance (the “Plan”). The Plan permits the Company to grant stock options to acquire shares of the Company’s common stock, award stock bonuses of the Company’s common stock, and grant stock appreciation rights.

At September 30, 2002, options issued pursuant to the Plan to acquire 2,128,357 shares of common stock at exercise prices ranging from $0.085 to $17.50 remained outstanding. Options issued outside the Plan to acquire 220,176 shares of common stock at exercise prices of $0.085 to $8.438 and warrants to acquire 4,940,127 shares of common stock at an exercise price of $1.00 (see following paragraph) also remained outstanding at September 30, 2002.

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

On January 30, 2002, the Company entered into an agreement with a third party investor to sell up to 2,000,000 shares of Series F convertible preferred stock. The agreement provides for the Company’s issuance of warrants to the investor to purchase up to 2,000,000 shares of common stock at an exercise price per share of $1.00. The initial conversion ratio provided under the terms of this Series F preferred stock is ten shares of the Company’s common stock for every one share of Series F preferred stock converted at the right of the holder. The Company has reserved 22,000,000 shares of common stock as a reserve for future issuance of its common stock pursuant to conversion and exercise of the warrants. Effective March 1, 2002, the Company issued 1,500,000 shares of Series F convertible preferred stock at a price per share of $1.00 to the investor under this agreement. The investor also received warrants to purchase 1,500,000 shares of common stock at $1.00 per share. In the event of any liquidation, the holders of the Series F preferred stock are entitled to receive, subject to the prior rights, if any, of the holders of Series B preferred stock, a preference of $1.00 per share (subject to adjustment) prior to any distribution of any assets or surplus funds to the holders of common stock, plus any declared but unpaid dividends. The holders of Series F preferred stock are entitled to noncumulative dividends after the payment of dividends on Series B preferred stock if and when declared by the Company’s board of directors. These preferred shares vote on an as if converted basis, and therefore the issuance of these shares resulted in a change of control of the Company.

During the nine months ended September 30, 2002, 369,603 shares of common stock were issued for the following purposes: to former Innovative Medical Systems Corp. employees as part of the 1998 acquisition agreement, the exercise of an employee stock option, the reduction of accounts payable and the conversion of 200,000 shares of Series C Preferred Stock.

4.    OTHER INCOME

In association with the closing of the Company’s instrument manufacturing facility in 2001, during the first quarter of 2002, the Company settled certain trade payables with creditors resulting in other income of $62,000.

5.    COMMITMENTS AND CONTINGENCIES

In September 2002, the Company negotiated an agreement with Finovelec Entreprise, a shareholder and holder of a delinquent note payable by the Company in the amount of $160,000. Under the agreement, Finovelec agreed to accept a cash payment of $120,000 in full settlement of note principal and accrued interest if paid by the Company within thirty days of the Company’s receiving at least $500,000 in cash from private investors.

6.    OPERATING SEGMENTS

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

General corporate expenses were allocated equally to the health products and therapeutics development segments in 2002 and 2001.

The following table presents information about the Company’s two operating segments:

	Health Products	Therapeutic Development	Total
Quarter ended September 30, 2002:
Revenues from external customers	$426,000	$—	$426,000
Segment income (loss)	(115,000)	(183,000)	(298,000)
As of September 30, 2002—Segment assets	1,181,000	906,000	2,087,000

	Health Products	Therapeutic Development	Total
Quarter ended September 30, 2001:
Revenues from external customers	$640,000	$—	$640,000
Segment income (loss)	(245,000)	(122,000)	(367,000)
As of September 30, 2001—Segment assets	966,000	922,000	1,888,000
Nine months ended September 30, 2002:
Revenues from external customers	$1,575,000	$—	$1,575,000
Segment income (loss)	(132,000)	(525,000)	(657,000)
Nine months ended September 30, 2001:
Revenues from external customers	$2,455,000	$—	$2,455,000
Segment income (loss)	(2,514,000)	(755,000)	(3,269,000)

7.    SUBSEQUENT EVENTS

An issuance of 94,961 shares of common stock at approximately $0.20 per share will take place in the fourth quarter of 2002 in settlement of an accounts payable debt of $19,000.

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

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased during the nine months of 2002 by $933,000, from a working capital deficit of $480,000 at December 31, 2001 to a positive $453,000 at September 30, 2002. The increase in working capital resulted from the issuance of Series F preferred stock in March 2002.

Cash and cash equivalents increased from $221,000 at December 31, 2001 to $486,000 at September 30, 2002. This increase is primarily due to the cash investment of $1,500,000 made in March 2002 as a result of the issuance of Series F preferred stock and warrants.

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

The Company has incurred losses in each of the last six years. As of September 30, 2002, the Company has an accumulated deficit of $58,538,000. The Company expects to incur operating losses for the foreseeable future. The Company currently has sufficient capital for continuing operations of the health products segment but does not have sufficient capital resources to complete the Company’s contemplated drug development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing products and potential pharmaceutical/nutraceutical products.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

The Company’s revenues for the quarters ended September 30, 2002 and 2001 were as follows:

	2002	2001
Research assays and fine chemicals	$423,000	$577,000
Medical instruments (closed June 30, 2001)	—	63,000
Other	3,000	—

	$426,000	$640,000

Sales of research assays and fine chemicals decreased by $154,000 from $577,000 in the third quarter of 2001 to $423,000 in the third quarter of 2002 due primarily to a decrease in sales volumes.

Revenue from instrument sales of product and development have ceased due to the closure of this portion of the Company’s operations in July 2001.

Costs and Expenses

Cost of sales was 81% of revenues for the third quarter of 2001 and decreased to 57% of revenues for the third quarter of 2002. This decrease in the cost of sales as a percentage of sales is due primarily to the instruments business which had a 253% cost of sales in the third quarter of 2001 and was not in operation in 2002.

Gross profit for the third quarter of 2001 was $121,000 and increased in the third quarter of 2002 to $185,000. This change is again due to the loss in the instruments business which was then closed in 2001.

Research and development expenses increased from $93,000 in the third quarter of 2001 to $154,000 in the third quarter of 2002. The increase in research and development expenses resulted primarily from the company’s decision to reinvest in the L-Ergothionene project in the third quarter of 2002.

Selling, general and administrative expenses decreased from $394,000 in the third quarter of 2001 to $327,000 in the third quarter of 2002. This 17% decrease is primarily due to reductions of management personnel and associated overhead.

Net Loss

The Company continued to experience losses in the third quarter of 2002. The third quarter 2002 net loss of $298,000 ($0.02 per share-basic and diluted) was $69,000 (19%) less than the $367,000 ($0.04 per share-basic and diluted) net loss for the third quarter of 2001. The decrease in the net loss is primarily due to an increase in gross profit of $65,000 offset by increased research and develop expenses ($62,000) and a reduction in selling, general and administrative expenses ($66,000).

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

The Company’s revenues for the nine-month periods ended September 30, 2002 and 2001 were as follows:

	2002	2001
Research assays and fine chemicals	$1,181,000	$1,291,000
Bovine superoxide dismutase (bSOD) for research and human use	380,000	117,000
Therapeutic drug monitoring assays (contract ended March 31, 2001)	—	378,000
Medical instruments (closed June 30, 2001)	—	617,000
Other	14,000	52,000

	$1,575,000	$2,455,000

Sales of research assays and fine chemicals decreased by $110,000, from $1,291,000 in the first nine months of 2001 to $1,181,000 in the first nine months of 2002. This decrease was due primarily to a decrease in sales volumes.

Sales of bSOD in the first nine months of 2002 and 2001 consisted of one shipment of bulk bSOD to the Company’s Spanish licensee. Future sales of bulk bSOD beyond 2002 are largely dependent on the needs of the Company’s Spanish licensee. Because such needs are uncertain and difficult to predict, no assurance can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

The Company’s contract to manufacture therapeutic drug monitoring assays has terminated, and the Company ceased manufacturing and selling these products in the first quarter of 2001.

Revenue from instrument sales of product and development have ceased due to the closure of this portion of the Company’s operations in July 2001.

Costs and Expenses

Cost of product sales for the first nine months of 2001 includes a charge of $516,000 to write down inventory relating to the closure of the Company’s instrument manufacturing facility and wellness services program. Excluding this $516,000 charge, cost of product sales for the first nine months of 2001 was $2,146,000, or 87% of revenues, compared to $916,000, or 58% of revenues for the first nine months of 2002. This decrease in the cost of sales as a percentage of sales is due primarily to the closure of the wellness program that generated cost of sales of $286,000 with no revenue during the first nine months of 2001 and the closure of the instruments business, which had a 277% cost of sales in the first nine months of 2001.

Gross profit for the first nine months of 2001 was a negative $207,000 after the recording of a write down in instruments inventory of $516,000. The gross profit was $659,000 (42%) for the first nine months of 2002. This change is primarily due to the closure of the wellness and instruments programs in June 2001.

Research and development expenses decreased from $602,000 in the first nine months of 2001 to $350,000 in the first nine months of 2002. The decrease in research and development expenses resulted primarily from a reduction in the Company’s therapeutic development efforts.

Selling, general and administrative expenses decreased by $1,089,000, from $2,108,000 in the first nine months of 2001 to $1,019,000 in the first nine months of 2002. The decrease is primarily the result of the closure of the wellness program ($114,000) and the instruments business ($343,000). Also partially responsible are corporate reductions totaling $226,000 and decreases in the Company’s health products segment overhead totaling $374,000.

Cost and expenses for the first nine months of 2001 includes a charge of $369,000 to write down the equipment values relating to the closure of the Company’s instrument manufacturing facility and wellness services program.

Other Income

In association with the closing of the Company’s instrument manufacturing facility in 2001, during the first quarter of 2002, the Company settled certain trade payables with creditors resulting in other income of $62,000.

Net Loss

The Company continued to experience losses in the first nine months of 2002. The first nine months of 2002 net loss of $657,000 ($.07 per share-basic and diluted) was $2,612,000 less than the $3,269,000 ($.34 per share-basic and diluted) net loss for the first nine months of 2001. The decrease in the net loss is primarily due to the closure of the wellness and instruments programs of $1,862,000. There was also a $490,000 reduction in loss of the Company’s health products segment along with a $201,000 reduction in the Company’s therapeutic segment for expenditures primarily due to the closure of the United Kingdom office.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Securities Holders

None

Item 5.    Other Information

(a)  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits—See Exhibit Index on page 18.

(b)  No reports were filed on Form 8-K for the third quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS INTERNATIONAL, INC.

By:	/s/ RAY R. ROGERS
Ray R. Rogers Chairman, President and Chief Executive Officer

November 14, 2002

By:	/s/ SHARON ELLIS
Sharon Ellis Principal Financial Officer

November 14, 2002

CERTIFICATION

I, Ray R. Rogers, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of OXIS International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RAY R. ROGERS
Ray R. Rogers President and Chief Executive Officer

Date: November 14, 2002

CERTIFICATION

I, Sharon Ellis, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of OXIS International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SHARON ELLIS
Sharon Ellis Chief Financial and Operations Officer

Date: November 14, 2002

EXHIBIT INDEX

Exhibit Number	Description of Document

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002