Form 10KSB
period 2002-12-31
OXIS INTERNATIONAL INC
filed 2003-03-31
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2002.

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

Common Stock, $.001 par value

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for its fiscal year ended December 31, 2002 were $2,050,000.

Aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of February 26, 2003 (assuming conversion of all outstanding voting preferred stock into common stock) was $3,767,863.80.

Number of shares outstanding of Registrant’s common stock as of February 28, 2003 10,005,614 shares.

Certain of the information required by Part III of this Form 10-KSB is incorporated by reference to portions of the Company’s definitive form of Proxy Statement which will be filed with the Commission during April 2003 with respect to the Company’s Annual Meeting of Shareholders scheduled for June 2003.

PART 1

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the following: (i) OXIS continuing to refocus with the objective of maximizing current operations and increasing the value of its therapeutic ethical and nutraceutical product portfolio; (ii) OXIS focusing on and intensifying its efforts to consummate the successful development of pharmaceutical/nutraceutical relationships and/or strategic partnerships with larger companies; (iii) the Company’s intention to increase the value of its OXIS Health Products, Inc. portfolio by the filing of new patent applications concerning intellectual property related to its current products under development, through new acquisitions and expanded marketing efforts in both commercial and research aspects; (iv) the Company’s belief that its portfolio provides opportunities to apply its technologies to a wide range of diseases and conditions of oxidative stress; (v) OXIS maintaining the most diverse oxidative stress-related product line in its industry; (vi) OXIS bringing to market new assay technologies that are the backbone of the OxisResearch product line; (vii) the Company’s belief that its assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy; (viii) the Company’s intention not to seek approval for human use bSOD in the U.S. and its intention to sell bulk bSOD only to the extent there is demand for it; (ix) the expectation that the Company’s new service to detect disease in cattle could be ready for sale during the first or second quarter of 2003; (x) OXIS’ anticipation of a positive resolution of the FDA’s questions concerning the use of Palosein and the possibility of future sales of Palosein to the veterinary market; and (xi) the Company’s expectation of incurring operating losses for the foreseeable future which should be smaller than they have been in preceding periods. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the possible inability to obtain financing; uncertainties relating to patents and proprietary information; the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; achievement of product performance specifications; the ability of new products to compete successfully in either existing or new markets; the potential for adverse fluctuations in foreign currency exchange rates; the effect of product or market development activities; availability and future costs of materials and other operating expenses; competitive factors; the risks involved in international operations and sales; the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase the Company’s products; as well as other factors discussed under the heading “RISK FACTORS” in Item 1. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.    BUSINESS

Introduction

OXIS International, Inc. (“OXIS” or “The Company”) is a biopharmaceutical/ nutraceutical/diagnostic company engaged in the development of research diagnostics nutraceutical and therapeutic products, which include new technologies applicable to conditions and/or diseases associated with oxidative stress. The Company also markets and sells chemical compounds to customers in the United States and Europe. Oxidative stress is associated with an excess of free radicals, reactive oxygen species (“ROS”), and/or a decrease in antioxidant levels with a resultant development of tissue or organ damage.

The Company’s corporate offices and assay manufacturing facilities are located in a 15,000 sq. ft. facility at 6040 N. Cutter Circle, Suite 317, Portland OR 97217.

The Company has invested significant resources to build an early and substantial patent position on both its antioxidant therapeutic technologies and selected oxidative stress assays.

The Company is structured into two wholly owned subsidiaries, OXIS Health Products, Inc. and OXIS Therapeutics, Inc. The Company’s commercial health products business, which markets research and commercial diagnostic assays and fine chemicals to research and clinical laboratories and other customers, has been carried out by OXIS Health Products, Inc. The Company’s pharmaceutical and nutraceutical discovery and research business, which is focused on new drugs and compounds to treat diseases associated with tissue damage from free radicals and ROS, is being carried out by OXIS Therapeutics, Inc. For financial information about these two operating segments, see Note 7 to the consolidated financial statements.

The Company derives revenues primarily from sales from its wholly owned subsidiary, OXIS Heath Products, which includes the sales of research assays, fine chemicals such as Ergothioneine to the cosmetics industry and researchers, and bovine superoxide dismutase (SOD) for human clinical use in Spain. The Company’s diagnostic products include twenty-six assays to measure markers of oxidative stress. The Company has also manufactured fourteen commercial therapeutic drug-monitoring (TDM) assays based on fluorescence polarization immunoassay technology (FPIA) on a contract basis for the entity that purchased such technology from the Company in 1999. The TDM assay-manufacturing contract expired in March of 2001.

The Company’s lead therapeutic drug candidate, BXT-51072, completed a Phase IIA clinical trial in inflammatory bowel disease (IBD) in 1999 and further clinical studies continue to be reviewed based on the Company’s ability to fund these activities. Two other therapeutic programs are in the pre-clinical stage of development. The therapeutics operation from the United Kingdom was closed in July 2001. For further information see Note 7.

Also in July 2001, the Company closed its wholly owned subsidiary, OXIS Instruments, Inc. All employees of the instruments manufacturing facility were terminated. Accordingly, the inventory and equipment for manufacturing instruments was written down to their estimated net realizable value.

OXIS continues to refocus with the objective of maximizing current operations and increasing the value of its therapeutic ethical and nutraceutical product portfolio. This portfolio includes, but is not limited to, three classes of small molecular weight antioxidant molecules and a SOD product for research and human clinical application in Spain. The Company will focus on and intensify its efforts to consummate successful development of pharmaceutical/nutraceutical relationships and/or strategic partnerships with larger companies in the industry. The Company intends to increase the value of their OXIS Health Products, Inc. portfolio by the filing of new intellectual property related to its current products under development, through new acquisitions and expanded marketing efforts in both commercial and research aspects. No assurance can be given that the Company’s restructuring will generate the results anticipated by the management of the Company or will in the future be favorable to the Company.

Commercial Health Products.    Government regulation in the United States and certain foreign countries today is not currently a significant factor in the Company’s business. In the United States, the Company’s products and its manufacturing practices are not subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act as it relates to research products.

Therapeutic Development.    Therapeutic development is regulated by the FDA, and all therapeutic development is in compliance with these regulations at this stage.

Patents and Trademarks.

The Company has an extensive portfolio of patents for diagnostics and several novel series of molecules to detect, treat and monitor diseases associated with damage from free radicals and ROS. This portfolio provides opportunities for the Company to apply its technologies to a wide range of diseases and conditions of oxidative stress.

The Company’s therapeutic patent portfolio includes 38 U.S. patents and nine French patents. The Company has also filed two additional applications for U.S. patents. These patents and patent applications cover the Company’s three lead series of therapeutic, small molecular weight compounds.

Marketing.

For the fiscal year 2002, the Company continued to market its research products to professional scientists in academia, industry and government through its OxisResearch catalog. The Company’s marketing program is centered on targeting medical, environmental and various industry audiences interested in oxidative and nitrosative stress. Primary vehicles for this purpose include printed literature, the OxisResearch website and attendance of conferences targeting neuroscience, cancer and nutritional researchers, among others.

During 2002, the Company launched six new assay products to bolster its line of easy to use kits for measurement of oxidative and nitrosative stress biomarkers. Among these were two new protein related biomarkers (Nitrotyrosine-ELISA, and Alpha1-antiproteinase-410); one inflammatory and cell signaling related biomarker (NFkB-Chemiluminescent-ELISA), two more for lipid peroxidation by-products (Urinary 8-epi-prostaglnadin-F2 and Urinary 8-epi-F2 metabolite) and finally one for antioxidant potential (AOP-490). With the addition of the antioxidant potential assay and new protein biomarker test kits, OXIS maintains the most diverse oxidative stress related product line in the industry with an assay for nearly every application. In 2002 the Company also made a concerted effort to streamline its life science research products offering. In a move to focus solely on assays, antibodies, enzymes and controls, the Company eliminated approximately 60 of its basic chemical products for which sales and margin position were low. The move will allow the Company to focus its resources on bringing to market new assay technologies that are the backbone of the OxisResearch product line.

During 2002, the Company continued to strengthen its international distribution network by adding new distributors in China, France, Germany, and the UK among others. The newest distribution partners are exclusively focused on sales of research products in the life science market, which is a continuation of OXIS’ effort to transition from a distribution network targeting clinical labs to one targeting the life science research market. Based on the late 2001 decision to streamline the Company’s US distribution network, 2002 direct sales were increased and overall average unit pricing was increased significantly in the same period.

Competition.

The biopharmaceutical/nutraceutical and research assay industry’s are in a highly competitive arena. Competition in most of the Company’s primary current and potential market areas (large pharmaceutical/nutraceutical companies, research diagnostic companies, universities and research institutions) is intense and expected to increase.

The main commercial competition at present is represented but not limited to the following three companies: Randox, Cayman Chemical and Assay Designs. These companies work in the same market place but none of them have a marketing edge over the other at this time. Relative to the Company, many of these entities may have substantially greater capital resources, research and development staffs, facilities, as well as greater expertise manufacturing and marketing products. In addition, these companies, as well as others, may have or may develop new technologies or use existing technologies that are, or may in the future be, the basis for competitive products.

Commercial Health Products

Diagnostic Products.

Revenues from sales of the Company’s research diagnostic assays and fine chemicals comprised 89% of total revenues in 2002, and 68% of total revenues in 2001.

Oxidative Stress Research Products.    The Company offers more than 80 research products for sale that include:

Assays for markers of oxidative and nitrosative stress

Antibodies

Enzymes

Controls

The Company continues to offer a few specialty/proprietary antioxidants and specialty chemicals but product development focus and support are directed at assays, antibodies and enzymes in the area of oxidative and nitrosative stress.

The primary technology foundation for the research product line is 31 assay test kits, which measure key markers in free radical biochemistry (markers of oxidative stress). Specifically, these assays measure levels of general and specific antioxidant activity, oxidative alterations to organic lipid, protein and DNA substrates, and pro-oxidant activation of specific white blood cells.

These assay kits utilize either chemical (colorimetric) or immunoenzymatic (EIA) reactions that can be read using laboratory spectrophotometers and microplate readers, respectively. The Company believes its assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy.

The assays for markers of oxidative stress are currently being sold to researchers primarily in Europe, Japan and the United States. The Company estimates that there are more than 10,000 plus scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research assays. Nineteen manufactured at the facility in Portland, Oregon. The others are manufactured pursuant to private label agreements.

The Company’s assays for markers of oxidative stress are generally protected by trade secrets, and to a more limited extent, patents. Four U.S. patents have been issued with respect to these assays. The oxidative stress assays are sold under the registered trademark “Bioxytech®.”

In 2002 the Company began looking into the potential commercial application of some of its assays as it relates to susceptibility of disease in cattle. The beef industry states that its losses are one billion dollars a year due to disease. The Company expects that this new service could be ready to market during the first or second quarter of 2003. However, there are no guarantees regarding the success of this service.

Therapeutic Drug Monitoring Assays.    The Company entered into an agreement with the purchaser of the Company’s therapeutic drug monitoring assays (TDM) pursuant to which the Company has continued to manufacture the products and perform certain other services for the purchaser through 2000. The sale of intellectual property and contract rights together with product sales to the purchaser amounted to 13% of the Company’s revenues in 2001. The agreement to manufacture TDM products terminated during March 2001, and the Company does not intend to manufacture any TDM products beyond 2001.

Wellness Services.    The Company’s Wellness Services program was intended to provide products and services to help consumers make informed decisions regarding their current and future health goals. Due to cost and other constraints, this program was discontinued during 2001.

OxyScan Instrument System.    The Company has developed the OxyScan System, which includes both reagents and instrumentation to measure oxidative status. The Company believes the OxyScan System to be the first dedicated system on the market for measurement of oxidative stress. OxyScan instruments have been placed in research centers, but through 2002 revenues from the sale of OxyScan instrument have not been significant due to lack of operational funds.

Medical Instruments.    The Company’s subsidiary, OXIS Instruments, Inc., developed, manufactured, marketed and sold instruments in a Pennsylvania facility. Revenues from the development and sale of instruments comprised approximately 22% of the Company’s total revenues in 2001. OXIS Instruments was closed in July 2001 due to the lack of significant revenue and related losses.

Therapeutic Products.    Revenues from sales of bulk bovine SOD (bSOD) comprised approximately 19% of the Company’s total revenues in 2002 and 4% of the Company’s total revenues in 2001. Commercial-scale manufacture and quality control of bulk bSOD, as well as subsequent quality control and processing of United States Department of Agriculture-inspected edible beef liver into highly purified bulk bSOD requires a complex, multi-step process. The Company has significant knowledge regarding the manufacture of bSOD that is protected through trade secrets and proprietary know-how.

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

A European customer that distributes bSOD for human use has been responsible for a significant portion of the Company’s revenues in recent years. Sales of bSOD were $380,000, or 19% of the Company’s revenues in 2002 and $117,000, or 4%, of the Company’s revenues in 2001.

The Company sells Ergothioneine to selected customers as a compound used in the cosmetic industry. Sales of Ergothioneine were $85,000 in 2002 and $167,000 in 2001.

Research and Development

Research and development expenses were $463,000 and $762,000 for the years ended December 31, 2002 and 2001, respectively.

The Company will continue to research and develop, based on availability of financial resources, selected therapeutics classes of antioxidant small molecules currently under development. These families are chemically diverse and represent the major molecules with antioxidant activity present in nature—catalysts, lipid soluble membrane antioxidants and thiols.

Much of the Company’s success depends on potential products that are in research and development and no material revenues have been generated to date from sales of these potential products. The pre-clinical work for one potential new therapeutic/nutraceutical product is completed, and the clinical development stage has commenced. In additional the Company is in final stages of completing testing on a commercial application for the animal industry (cattle). No assurance can be given that the Company’s product development efforts will be successfully completed, that regulatory approvals will be obtained if required, or that any such products, if developed and introduced, will be successfully marketed. If the Company does not successfully introduce new products, the revenues and results of operations will be materially adversely affected.

Risk Factors

Future Profitability Uncertain.

The Company has scaled down its operations and is moving in new directions. Although the Company has been able to reduce its operating losses the past couple of years, the Company cannot predict its ability to continue cost reduction or profitability with its limited capital resources. The Company expects to incur smaller operating losses for the foreseeable future. The Company’s research and development expenses are expected to continue as the Company continues testing. These losses and expenses may increase and fluctuate from quarter to quarter as the Company expands their development activities. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2002 includes an explanatory paragraph referring to the Company’s ability to continue as a going concern. The Company anticipates that it may expend significant capital resources in product research and development, clinical trials as well as commercialization. Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company’s future capital requirements will depend on many factors including the following factors: continued scientific progress in their research and development programs and the commercialization of additional products; the magnitude of these programs; the success of pre-clinical and clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; technological competition and market developments; the establishment of and changes in collaborative relationships; and the cost of commercialization activities and arrangements including sales and marketing.

While the Company believes that the new products and technologies show considerable promise, its ability to realize significant revenues there from is dependent upon the Company’s success in developing business alliances with nutraceutical/pharmaceutical and/or other health related companies to develop and market these products. To date, the Company has not established such business alliances and there can be no assurance that the Company’s effort to develop such business alliances will be successful.

Need for Additional Financing.

The Company has incurred losses in each of the last six years. As of December 31, 2002, the Company had an accumulated deficit of approximately $58,703,000. Although the Company has been able to reduce its operating losses the past couple of years, the Company cannot predict its ability to continue cost reduction or profitability with its limited capital resources. The Company expects to incur smaller operating losses for the foreseeable future. The Company currently does not have sufficient capital resources to complete the Company’s contemplated development and commercialization programs and no assurances can be given that the Company will be able to produce the revenues and profits or raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s potential products.

Employees

As of December 31, 2002, the Company had fifteen full time employees in the United States. None of the Company’s employees are subject to a collective bargaining agreement. The Company has never experienced a work interruption.

Foreign Operations and Export Sales

Revenues attributed to countries based on the location of customers:

	2002	2001
United Kingdom	$42,000	$40,000
France	$106,000	$21,000
Korea	$40,000	$—
Japan	$155,000	$164,000
Spain	$402,000	$122,000
Other foreign countries	$195,000	$242,000

ITEM 2.    PROPERTIES.

The Company occupies, pursuant to leases expiring in November of 2004, office, laboratory and manufacturing space in Portland, Oregon, which is shared by the Company’s health products and therapeutic development segments.

Although the premises currently occupied are suitable for the Company’s present requirements, the Company believes that other equally suitable premises are readily available.

ITEM 3.    LEGAL PROCEEDINGS.

As of December 31, 2002, no legal actions are pending against or have been filed by the Company. In the past the Company has become subject to litigation and claims on various matters. In the event of an unanticipated claim and a resulting adverse final determination, the Company’s consolidated net income for the period in which such determination occurs could be materially affected.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s 2002 Annual Meeting of Stockholders was held on June 14, 2002.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company’s stock continues to be traded in the Over-The-Counter Bulletin Board and remains listed in France on le Nouveau Marché. On May 17, 2001, the Company’s common stock was de-listed from the NASDAQ National Market and moved to the Over-The-Counter Bulletin Board.

The quotations are reflective of inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. Previous quarterly high and low sales prices of the Company’s common stock on the Nasdaq Stock Market and subsequently to de-listing on the over-the-counter board are as follows:

	2002				2001
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
High	.19	.25	.28	.26	.29	.25	.55	.78
Low	.11	.12	.21	.10	.07	.07	.13	.22

The Company has an estimated 8,300 shareholders, including approximately 4,800 shareholders who hold their shares in street name. The Company utilizes its assets to develop its business and, consequently, has never paid a dividend and does not expect to pay dividends in the foreseeable future.

On March 7, 2002, the Company consummated the sale of 1.5 million shares of its Series F preferred stock to Meridian Financial Group L.L.P. (“Meridian”) at a price of $1 per share, paid in cash. Each share of Series F preferred stock is initially convertible into ten (10) shares of the Company’s common stock. The holders of Series F preferred stock are entitled to noncumulative dividends after the payment of dividends on Series B preferred stock if and when declared by the Company’s board of directors. These preferred shares vote on an as if converted basis, and therefore the issuance of these shares resulted in a change of control of the Company. As part of the sale, the Company also issued a warrant granting Meridian the right to purchase up to 1.5 million shares of common stock at $1.00 per share. The warrant expires on March 1, 2007. [The Series F preferred stock and the warrant were offered and sold in a transaction exempt from registration under the Securities Act of 1933 (the “Securities Act”), pursuant to Section 4(2) of the Securities Act.]

The following is a summary of the Company’s equity compensation plans at December 31, 2002:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	2,173,823	$1.50	2,076,177
Equity compensation plan not approved by security holders	—	$—	—

Total	2,173,823		2,076,177

ITEM 6. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company expects to have smaller losses in 2003 but can give no assurance as to when and if it will become profitable. The Company’s research and development expenses are expected to continue as the Company continues testing. These losses and expenses may increase and fluctuate from quarter to quarter as the Company expands their development activities. There can be no assurance that the Company will achieve profitable operations.

Additional capital may be required during 2003 to continue operating in accordance with its current plans. If the Company is unable to generate additional funding through an increase in revenues, borrowings or raising additional capital during 2003, it intends to curtail its operations through the reduction of personnel and facility costs and by reducing the research and development efforts and other operating expenses; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

See the information under the heading “RISK FACTORS” in Item 1 for a further discussion of these matters. For more information concerning the Company’s ability to continue as a going concern, see Note 1 to the consolidated financial statements.

While the Company believes that their new products and technologies show considerable promise, their ability to realize significant revenues therefrom is dependent upon the Company’s success in developing business alliances with biotechnology/pharmaceutical companies or other health related companies that have the required resources to develop and market certain of these products. There is no assurance that the Company’s effort to develop such business alliances will be successful.

The Company’s significant accounting policies are noted in Note 2 of the Company’s Consolidated Financial Statements.

Results of Operations

Revenues

The Company’s revenues for the past two years consisted of the following:

	2002	2001
Research assays and fine chemicals	$1,489,000	$1,653,000
Therapeutic drug monitoring assays	—	380,000
Medical instruments	17,000	655,000
bSOD for research and human use	380,000	117,000
Other	164,000	163,000

Total sales	$2,050,000	$2,968,000

In 2002, sales of research assays and fine chemicals decreased by $164,000 to $1,489,000, a 10% decrease over the 2001 sales of $1,653,000. This decrease is due primarily to the shortfall in ramping up the direct U.S. sales and the increase in international distributors to match the discontinuance of a working relationship with a U.S. distributor.

In 2002 there were no sales of therapeutic drug monitoring assays due to the expiration of the TDM contract in March 2001.

Revenue from instrument sales and development declined in 2002 to $17,000 from $655,000 in 2001, due to the closure of the business in July 2001. Revenue in 2002 was derived from an inventory purchase and royalty agreement.

Sales of bSOD have been made primarily to the Company’s Spanish licensee. In 2002, sales of bulk bSOD increased by $263,000 to $380,000 from $117,000 in 2001. Future sales of bulk bSOD beyond 2002 are largely dependent on the needs of the Company’s Spanish licensee, which are uncertain and difficult to predict, and no assurances can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Other revenue represents primarily royalty income and contract laboratory revenue.

Costs and Expenses

Cost of revenue (sales) was 82% in 2001 and decreased to 56% in 2002 due to reductions in materials and supplies.

Research and Development costs were $762,000 in 2001 and decreased to $463,000 in 2002, resulting in a decrease of $299,000. This decrease is primarily a result of a reduction in research and development activity by the Company’s therapeutic segment as necessitated by the Company’s lack of capital.

In 2002, sales, general and administrative expenses decreased by $1,029,000, from $2,287,000 in 2001 to $1,258,000 in 2002. This reduction in SG&A was a result of the closure of the wellness services program ($575,000), OXIS Instruments ($398,000) and the UK therapeutic facility ($152,000), partially offset by an increase in corporate legal costs of $99,000 in 2001.

The 2001 write down of inventory and equipment of $942,000 resulted from the closures of the wellness services program and OXIS Instruments business. The write down included $516,000 in inventory disposals and $426,000 in equipment disposals.

Interest Income and Expense

The net interest income decreased by $22,000 in 2002 from 2001 due primarily to the reduction of interest rates.

Liquidity and Capital Resources

The Company, on a consolidated basis, had cash and cash equivalents of $424,000 and $221,000 at December 31, 2002 and 2001, respectively.

Net cash used by operations was $1,425,000 for the year ended December 31, 2001. The majority of the cash used during 2001 was related to net loss of $3,495,000 offset by depreciation and amortization of $412,000, write down of inventory and equipment of $942,000, a decrease in accounts receivable of $353,000 and a decrease in inventory of $463,000. During 2002 net cash used by operations was $1,008,000, which was also related to net loss of $822,000 and a decrease in accounts payable of $268,000 offset by depreciation and amortization of $282,000, and a decrease in customer deposits of $30,000.

Net cash used by investing activities for 2001 was $156,000 and $180,000 in 2002 primarily related to purchases of property, plant and equipment and additions to patents.

The net cash used in financing activities was $212,000 for 2001 due to repayment of long-term debt. The net cash provided by financing activities for 2002 was $1,406,000. This was a result of repayments of long-term and short-term debt of $94,000 and the receipt of the net proceeds from the issuance of stock and warrants in the amount of $1,500,000.

Net Loss

The Company incurred net losses in 2002 and 2001, and expects smaller losses in the future but can not predict profitability in the foreseeable future. The Company’s net loss decrease of $2,673,000 ($3,495,000 in 2001 to $822,000 in 2002) is due primarily to the closure of OXIS Instruments, the wellness services program and the United Kingdom therapeutic development facility during 2001.

The Company may incur a net loss for 2003. If the Company develops substantial new revenue sources or if additional capital is raised through further sales of securities, the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses that could potentially be in amounts greater than its anticipated near-term profit margins. If the Company is unable to raise sufficient additional capital or to develop new revenue sources, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, could still be in amounts greater than anticipated revenues.

ITEM 7.    FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

OXIS International, Inc.

Portland, OR

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheet of OXIS International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXIS International, Inc. as of December 31, 2002, and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $58,703,000 at December 31, 2002. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.

Certified Public Accountants

Spokane, Washington

March 14, 2003

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXIS International, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit at December 31, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    King Griffin & Adamson P.C.

Dallas, Texas

February 22, 2002

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$424	$221
Accounts receivable, net of allowance of $5 and $10 respectively	188	149
Inventories	301	292
Prepaid and other current assets	138	44

Total current assets	1,051	706
Property, plant and equipment, net	62	102
Technology for developed products, net	224	433
Patents and patents pending, net	594	426
Other assets	54	54

Total assets	$1,985	$1,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to shareholder	$160	$160
Current portion of long-term debt (including $70 to shareholder)	—	92
Accounts payable	321	589
Accrued liabilities	166	211
Accrued payroll	107	91
Customer deposits	13	43

Total current liabilities	767	1,186
Long-term debt, net of current portion	—	2
Commitments and contingencies	—	—
Shareholders’ equity:
Convertible preferred stock—$.01 par value; 15,000,000 shares authorized:
Series B—428,389 shares issued and outstanding (aggregate liquidation preference of $1,000)	4	4
Series C—96,230 and 296,230 shares issued and outstanding respectively	1	3
Series F—1,500,000 shares issued and outstanding	15	—
Common stock—$.001 par value; 95,000,000 shares authorized; 10,005,614 and 9,660,458 shares issued and outstanding at December 31, 2002 and 2001.	10	10
Warrants	2,009	1,670
Additional paid in capital	58,327	57,155
Accumulated deficit	(58,703)	(57,881)
Accumulated other comprehensive loss	(445)	(428)

Shareholders’ equity	1,218	533

Total liabilities and shareholders’ equity	$1,985	$1,721

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except earnings per share data)

	December 31, 2002	December 31, 2001
Revenue	$2,050	$2,968
Cost of revenue	1,140	2,430

Gross profit	910	538

Operating expenses:
Research and development	463	762
Sales, general and administrative	1,258	2,287
Write down of inventory and equipment	—	942

Total operating expenses	1,721	3,991

Operating loss	(811)	(3,453)
Other income and expenses:
Litigation settlement	—	(57)
Interest income	7	29
Interest expense	(18)	(14)

Total other income and expenses	(11)	(42)

Loss before income taxes	(822)	(3,495)

Income taxes	—	—

Net loss	$(822)	$(3,495)

Net loss per share—basic and diluted	$(.08)	$(0.36)

Weighted average number of shares used in computation—basic and diluted	9,814,142	9,636,278

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2002 and 2001

						Additional paid-in capital		Accumulated other comprehensive loss	Total shareholders’ equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Warrants		Accumulated deficit
Balances, January 1, 2001	724,619	$7,000	9,560,458	$10,000	$2,870,000	$55,955,000	$(54,386,000)	$(383,000)	$4,073,000
Shares issued in connection with 1997 IMS business combination			100,000					—
Expiration of warrants					(1,200,000)	1,200,000
Net loss							(3,495,000)		(3,495,000)
Foreign currency translation adjustment								(45,000)	(45,000)

Total comprehensive loss									(3,540,000)

Balances, December 31, 2001	724,619	7,000	9,660,458	10,000	1,670,000	57,155,000	(57,881,000)	(428,000)	533,000
Shares issued in connection with Sales of Series F Preferred stock and warrants	1,500,000	15,000			339,000	1,146,000			1,500,000
Shares issued in connection with 1997 IMS business combination			100,000
Options exercised			1,334
Shares issued as part of non-cash accounts payable settlement			210,491			24,000			24,000
Conversion of Series C preferred shares to common	(200,000)	(2,000)	57,778			2,000
Cancellation of escrow shares from prior acquisition			(24,447)
Net loss							(822,000)		(822,000)
Foreign currency translation adjustment								(17,000)	(17,000)

Total comprehensive loss									(839,000)

Balances, December 31, 2002	2,024,619	$20,000	10,005,614	$10,000	$2,009,000	$58,327,000	$(58,703,000)	$(445,000)	$1,218,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	December 31, 2002	December 31, 2001
Cash flows from operating activities:
Net loss	$(822)	$(3,495)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	282	412
Litigation settlement	—	57
Write down of inventory and equipment	—	942
Loss on disposals of property, plant and equipment	—	15
Changes in assets and liabilities:
Accounts receivable	(39)	353
Inventories	(9)	463
Other current assets	(94)	37
Accounts payable	(268)	(39)
Customer deposits	(30)	(131)
Accrued payroll, payroll taxes and other	(28)	(39)

Net cash used for operating activities	(1,008)	(1,425)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	19
Purchase of equipment	(6)	(11)
Additions to patents	(174)	(164)

Net cash used for investing activities	(180)	(156)
Cash flows from financing activities:
Proceeds from issuance of preferred stock with warrants attached	1,500	—
Repayment of short-term borrowings	(94)	—
Repayment of long-term debt	—	(212)

Net cash provided by (used for) financing activities	1,406	(212)
Effect of exchange rate changes on cash	(15)	(45)

Net increase (decrease) in cash and cash equivalents	203	(1,838)
Cash and cash equivalents—beginning of year	221	2,059

Cash and cash equivalents—end of year	$424	$221

Cash paid for income taxes	$—	$—

Cash paid for interest	$5	$1

Supplemental schedule of noncash operating and financing activities:
Issuance of common stock in exchange for cancellation of notes and accrued interest	$24	$—

Conversion of preferred stock into common stock	$2	$—

Cancellation of note payable as a result of litigation settlement	$—	$63

Issuance of note payable as a result of litigation settlement	$—	$120

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002 and 2001

1.    Description of Business and Basis of Presentation

OXIS International, Inc. (the “Company”) develops, manufactures and markets selected therapeutic and diagnostic products. The Company’s research and development efforts are concentrated principally in the development of products to diagnose, treat and prevent diseases associated with free radicals and reactive oxygen species. The Company is headquartered in Portland, Oregon. The Company’s fiscal year end is December 31.

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

The Company is structured into two wholly owned subsidiaries, OXIS Health Products, Inc. and OXIS Therapeutics, Inc. The Company’s commercial health products business, which markets research and commercial diagnostic assays and fine chemicals to research and clinical laboratories and other customers, has been carried out by OXIS Health Products, Inc. The Company’s pharmaceutical and nutraceutical discovery and research business, which is focused on new drugs and compounds to treat diseases associated with tissue damage from free radicals and ROS, is being carried out by OXIS Therapeutics, Inc.

Consolidated within OXIS Health Products, Inc., is OXIS Instruments, Inc., incorporated in Pennsylvania. OXIS Instruments, Inc. closed in July 2001 at which time all employees of the instruments manufacturing facility were terminated.

Consolidated within OXIS Therapeutics, Inc., incorporated in Delaware is OXIS Acquisition Corporation, incorporated in Delaware; OXIS International S.A., incorporated in France; OXIS Isle of Man Limited, incorporated in the Isle of Man and OXIS International (UK) Limited, incorporated in the United Kingdom. OXIS Acquisition Corporation holds the remaining assets of the Therox acquisition. OXIS International S.A. holds the remaining liability of the French acquisition. OXIS Isle of Man Limited, holds the technology of the Bioxytech acquisition. OXIS International (UK) Limited was closed in July 2001.

Going Concern—These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2002 had an accumulated deficit of $58,703,000. This factor, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

The Company expects that additional capital will be required during 2003 to continue operating in accordance with its current plans. If the Company is unable to generate additional funding through an increase in revenues, additional borrowings or raising additional capital during 2003 it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

On May 17, 2001, the Company’s common stock was de-listed from the NASDAQ National Market and moved to the Over-The-Counter Bulletin Board due to the Company’s failure to meet the requirements for maintaining (1) a minimum bid price of $1.00 and (2) a market value of public float greater than $5,000,000. The Company also continues to be listed in France on le Nouveau Marché. See Note 10.

2.    Significant Accounting Policies

This summary of significant accounting policies of OXIS International, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Principles of consolidation—The accompanying financial statements include the accounts of the Company as well as its subsidiaries. The functional currency of the Company’s United Kingdom subsidiary is the British pound and the functional currency of the Company’s French subsidiary is the Euro. The foreign subsidiaries’ assets and liabilities are translated at the exchange rates at the end of the year, and their statements of operations are translated at the average exchange rates during each year. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income or loss and accumulated as a separate component of shareholders’ equity. All significant intercompany balances and transactions are eliminated in consolidation.

Cash equivalents consist of money market accounts with commercial banks.

Accounting method—The Company’s financial statements are prepared using the accrual method of accounting.

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at December 31, 2002 and 2001, consisted of the following:

	2002	2001
Raw materials	$106,000	$61,000
Work in process	61,000	135,000
Finished goods	134,000	96,000

Total	$301,000	$292,000

Property, plant and equipment is stated at cost. Depreciation of equipment is computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of five years or the remaining lease term. Depreciation expense for the years ended December 31, 2002 and 2001 were $81,000 and $98,000 respectively.

Property, plant and equipment at December 31, 2002 and 2001, consisted of the following:

	2002	2001
Furniture and office equipment	$286,000	$285,000
Laboratory and manufacturing equipment	465,000	460,000
Leasehold improvements	63,000	63,000

Property, plant and equipment, at cost	814,000	808,000
Accumulated depreciation and amortization	(752,000)	(706,000)

Property, plant and equipment, net	$62,000	$102,000

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

Long-lived assets—In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2002.

Research and development costs are charged to operations as incurred.

Patents and technology for developed products—Technology for developed products was acquired in business combinations and is amortized over their estimated useful lives of seven to ten years. Accumulated amortization of technology for developed products was $1,262,000 and $1,068,000 as of December 31, 2002 and 2001, respectively. Patents are being amortized on a straight-line basis over the shorter of the remaining life of the patent or ten years. A total of $464,000 of patents pending approval are not currently being amortized. Accumulated amortization as of December 31, 2002 and 2001 is $33,000 and $25,000, respectively. In accordance with SFAS No. 144, the Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets.

Compensated absences—Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company accrues vacation expense throughout the year and is reflected in accrued payroll.

Derivative instruments—The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2002 and 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

The Company accounts for common stock issued to non-employees using Financial Accounting Standard No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” and the provisions of Emerging Issues Task Force No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

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

Accounts receivable—The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

The Company’s policy allows the accrual of interest on trade receivables 30 days after due date. A receivable is considered past due if payments have not been received by the terms set by the Company. When all internal collection efforts have been exhausted, accounts are written off as uncollectible and turned over for collection. Interest is assessed at the discretion of the Company.

Advertising and promotional fees—Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company’s advertising expenses were $11,000 and $37,000 for the years ended December 31, 2002 and 2001, respectively.

Income taxes—Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. See Note 6.

Net loss per share—Net loss per share is computed based upon the weighted average number of common shares outstanding (“basic”) and, if dilutive, the incremental shares issuable upon the assumed exercise of stock options or warrants and the assumed conversion of preferred stock (“dilutive”). Due to the net losses in 2002 and 2001, the computation of dilutive net loss per share is antidilutive and therefore is the same as basic.

Possible common stock dilutions include the following:

Preferred stock Series B	85,678 shares
Preferred stock Series C	27,800 shares
Preferred stock Series F	15,000,000 shares
Warrants	4,940,127 shares
Qualified Stock Option Plans	2,173,823 shares
Non-qualified Stock Option Plans	220,176 shares

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Fair value of financial instruments—The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, inventories, prepaid and other current assets, notes payable, customer deposits and accounts payable, accrued payroll and payroll taxes, and other accrued liabilities approximates fair value due to the short-term nature of the accounts. The carrying amount reported in the balance sheet for long-term debt reflects fair value based on approximate rates that would currently be available to the Company.

New accounting pronouncements—In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“SFAS No. 148”) on “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. Under the new standard, companies must report certain types of information more prominently and in a more understandable format in the footnotes to the financial statements, and this information must be included in interim as well as annual financial statements. The Company has complied with the disclosure requirements of SFAS No. 148 in these financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147 (“SFAS No. 147”) on “Acquisitions of Certain Financial Institutions.” This statement provides guidance on the accounting for the acquisition of a financial institution. The Company’s adoption of this standard does not have an effect on its financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for activities after December 31, 2002. There has been no impact on the Company’s financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, established the accounting requirements for the effects of

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company’s adoption of SFAS No. 145 did not have an effect on its financial statements.

3.    Note Payable to Shareholder

Note payable to shareholder at December 31, 2002 and 2001 consisted of a $160,000, 8% unsecured note which was originally due in May 1997 and is, therefore, delinquent. In September 2002, the Company negotiated an agreement with the shareholder to accept a cash payment of $120,000 in full settlement of note principal and accrued interest if paid by the Company within thirty days of the Company’s receiving at least $500,000 in cash from investors. At December 31, 2002, the Company had not received the requisite cash investment to retire the note.

4.    Long-Term Debt

Long-term debt at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Non-interest uncollateralized note payable to shareholder due in monthly installments of $10,000 through August 2002	$—	$70,000
Other	—	24,000

	—	94,000
Less current portion	—	92,000

Total long-term debt	$—	$2,000

5.    Shareholders’ Equity

Common stock—Each share of common stock is entitled to one vote at the Company’s Annual Meeting of Stockholders.

During the year ended December 31, 2002, the Company issued 210,491 shares of common stock in settlement of accounts payable amounting to approximately $24,000.

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

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company’s common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 nor more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the average closing bid price of the Company’s common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company’s common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends after the payment of dividends on Series B preferred stock if and when declared by the Company’s board of directors.

Effective March 1, 2002, the Company issued 1,500,000 shares of Series F convertible preferred stock. In the event of any liquidation, the holders of the Series F preferred stock are entitled to receive, subject to the prior rights, if any, of the holders of Series B preferred stock and holders of Series C preferred stock, a preference of $1.00 per share (subject to adjustment) prior to any distribution of any assets or surplus funds to the holders of common stock, plus any declared but unpaid dividends. The holders of Series F preferred stock are entitled to noncumulative dividends after the payment of dividends on Series B preferred stock and Series C preferred stock if and when declared by the Company’s board of directors. The initial conversion ratio provided under the terms of this Series F preferred stock is ten shares of the Company’s common stock for every one share of Series F preferred stock converted at the right of the holder. These preferred shares vote on an as if converted basis, and therefore the issuance of these shares resulted in a change of control of the Company.

Stock warrants—In January 2002, the board of directors of the Company agreed to unilaterally offer to certain holders of warrants an extended maturity date and reduced exercise price. The holders of warrants to purchase 3,440,127 shares of the Company’s common stock issued during 1998 through 2000 in connection with the sale of common shares received this offer. The exercise price for these warrants previously ranged from $5.25 to $7.13 per share. The exercise price for all of these warrants was reduced to $1.00 per share, and the maturity date for 1,376,949 warrants issued in 2000 was extended to May 7, 2003. All warrants issued prior to May 1998 have lapsed and were not affected by this board action. This unilateral offer to the warrant holders was made in January 2002 with the opportunity of any offeree to decline the amendments by the expiration date of February 15, 2002. None of the warrant holders declined the offer, and all such warrants are now deemed to be amended under the terms offered. The decrease of exercise price did not result in any change to the outstanding value of the warrants.

In connection with the issuance of common stock and Series C and E preferred stock prior to 1998, the Company has issued to its placement agents warrants to purchase 78,278 shares of common stock at prices ranging from $7.15 to $16.25 per share, that remained outstanding and were exerciseable at December 31, 2000 and expired unexercised during 2001.

A warrant to purchase 162,025 common shares at $12.50 per share was issued to the purchaser of the Company’s Series D preferred stock. This warrant was immediately exercisable and expired unexercised during 2001.

Warrants to purchase 60,000 common shares were issued to purchasers of the secured convertible term notes issued in October 1996. The warrants had an exercise price of $3.05 per share. They were immediately exerciseable and expired unexercised during 2001.

Warrants to purchase 1,985,678 common shares at an exercise prices of $1.00 that were issued in connection with the sale of common shares during 1998 remained outstanding at December 31, 2002. These warrants became exerciseable during 1999 and expire in April and May 2003.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

Warrants to purchase 1,454,449 common shares at an exercise prices of $1.00 that were issued in connection with the sale of common shares during 2000 remained outstanding at December 31, 2002. These warrants became exerciseable immediately upon issuance and expire in May 2003.

Warrants to purchase 1,500,000 common shares at an exercise price of $1.00 were issued in connection with the sale of the Company’s Series F Preferred Stock. These warrants were immediately exercisable and remained outstanding as of December 31, 2002. The value of these warrants is approximately $338,000.

Stock options—The Company has a stock incentive plan under which 4,250,000 shares of the Company’s common stock are reserved for issuance. The plan permits granting stock options to acquire shares of the Company’s common stock, awarding stock bonuses of the Company’s common stock, and granting stock appreciation rights. Options granted pursuant to the Plan have a maximum term of ten years; vesting is determined by the Compensation Committee of the Company’s Board of Directors. Options granted through 2002 have had vesting requirements of up to five years. The plan permits grants of options at less than the fair market value of the underlying shares on the date of the grant, but through 2002 no such options have been issued. Options granted and outstanding under the plan are summarized as follows:

	2002		2001
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year	1,856,791	$1.88	1,802,486	$2.53
Granted	993,000	0.16	557,750	0.16
Exercised	(1,334)	.09	—	—
Forfeitures	(14,416)	1.54	(503,445)	0.95

Outstanding at end of year	2,834,041	$1.28	1,856,791	$1.88

Exercisable at end of year	2,173,823	$1.50	1,382,361	$2.06

Fair market value of options granted during the year		$0.11		$0.12

The number of shares under option, weighted average exercise price and weighted average remaining contractual life of all options outstanding as of December 31, 2002, by range of exercise price was as follows:

Range of exercise price	Options	Weighted average exercise price	Weighted average remaining life
$ 0.09—$ 0.88	2,022,624	$ 0.23	7.88 years
$ 1.31—$ 1.91	442,750	$ 1.89	6.89 years
$ 2.12—$ 4.53	192,667	$ 3.08	5.50 years
$ 5.75—$ 8.45	130,000	$ 7.94	3.57 years
$ 11.25—$17.50	46,000	$15.20	2.47 years

The number of shares under option and weighted average exercise price of options exercisable as of December 31, 2002, by range of exercise price was as follows:

Range of exercise price	Options	Weighted average exercise price
$ 0.09—$ 0.88	1,522,406	$ 0.25
$ 1.31—$ 1.91	282,750	$ 1.88
$ 2.12—$ 4.53	192,667	$ 3.08
$ 5.75—$ 8.45	130,000	$ 7.94
$11.25—$17.50	46,000	$15.20

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options granted to employees. Accordingly, since the exercise price of all options issued under the plan has been greater than or equal to the fair market value of the stock at the date of issue of the options, no compensation cost has been recognized for options granted under the plan. Had compensation cost for options granted under the plan been determined based on the fair value at the grant dates in a manner consistent with the method determined under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the net loss and net loss per share for 2002 and 2001 would have been changed to the pro forma amounts indicated below:

	2002	2001
Net loss:
As reported	$(822,000)	$(3,495,000)
Pro forma	$(930,000)	$(3,651,000)
Net loss per share—basic and diluted:
As reported	$(.08)	$(0.36)
Pro forma	$(.09)	$(0.38)

For the purpose of computing the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Grants issued in
	2002	2001
Dividend yield	0%	0%
Expected volatility	105%	140%
Risk-free interest rate	4.7%	4.7%
Expected lives	10 years	3 years

The weighted average fair value as of the option date was computed to be $0.11 per share for options issued during 2002, $0.12 per share for options issued during 2001.

At December 31, 2002, the Company had the following additional stock options outstanding that were not issued pursuant to its stock incentive plan. Options to acquire 7,000 common shares at an exercise price of $8.44 per share were granted in 1996 and expire in 2006. Options to acquire 25,000 common shares at an exercise price of $1.38 were granted in 2000 and expire in 2005. Options to acquire 400,000 common shares at an exercise price of $1.56 were granted in 2000 and expired unexercised in 2001. Options to acquire 78,438 common shares at an exercise price of $0.085 were granted in 2001 and expire in 2011. Options to acquire 44,508 common shares at an exercise price of $0.12 were granted in 2002 and expire in 2007. Options to acquire 25,000 common shares at an exercise price of $0.12 were granted in 2002 and expire in 2007. Options to acquire 32,730 common shares at an exercise price of $0.22 were granted in 2002 and expire in 2007. Options to acquire 7,500 common shares at an exercise price of $0.25 were granted in 2002 and expire in 2005.

6.    Income Taxes

Deferred taxes—Deferred taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

The tax effects of significant items comprising the Company’s United States deferred taxes as of December 31, were as follows:

	2002	2001
Deferred tax assets:
Federal net operating loss carryforward and capitalized research and development expenses	$9,385,000	$9,165,000
Federal R&D tax credit carryforward	547,000	553,000
State net operating loss carryforward and capitalized research and development expenses	1,032,000	1,007,000
Other	55,000	47,000
Deferred tax liabilities—book basis in excess of noncurrent assets acquired in purchase transactions	(142,000)	(142,000)

Net deferred tax assets	10,877,000	10,630,000

Valuation allowance	(10,877,000)	(10,630,000)

Net deferred taxes	$—	$—

The prospective tax benefits of the net operating losses of $15,410,000 which existed at the date of acquisition (September 7, 1994) of the Company’s French subsidiary will be recorded as a reduction of income tax expense when and if realized. Due to the closure of the French subsidiary’s operations in early 1999, it is unlikely that the Company will ever realize any benefit from the French subsidiary’s operating loss carryforwards.

The prospective tax benefits of the net operating losses of $1,032,000 which existed at the date of acquisition (December 31, 1997) of Innovative Medical Systems Corp. will be recorded as a reduction of the net unamortized balance of property, plant and equipment and intangible assets of $465,000 when and if realized.

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

Tax carryforwards—At December 31, 2002, the Company had net operating loss carryforwards of approximately $10,111,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $547,000 to reduce United States federal taxes in future years. These carryforwards expire as follows:

Year of expiration	United States net operating loss carryforward	R&D tax credit carryforward
2003	$44,000	$55,000
2004	5,000	34,000
2005	25,000	46,000
2006	44,000	176,000
2007-2022	9,993,000	236,000
No expiration	—	—

	$10,111,000	$547,000

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

During 2002, the Company issued preferred stock with voting rights which would be regarded as a control change under the Internal Revenue Code (IRC). Under IRC Section 382, a control change will limit the utilization of the net operating losses. The Company has not determined the effects of any limitations on the value of net operating losses or any tax credits outstanding prior to the control change.

7.    Operating Segments

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

The following tables present information about the two segments for 2002 and 2001:

	Health products	Therapeutic development	Total
Year ended December 31, 2002:
Revenues from external customers	$2,050,000	$—	$2,050,000
Interest income	4,000	3,000	7,000
Interest expense	(5,000)	(13,000)	(18,000)
Depreciation and amortization	49,000	212,000	261,000
Net loss	(147,000)	(675,000)	(822,000)
Expenditures for long-lived assets	41,000	127,000	168,000
As of December 31, 2002—
Segment assets	1,121,000	864,000	1,985,000

	Health products	Therapeutic development	Total
Year ended December 31, 2001:
Revenues from external customers	$2,968,000	$—	$2,968,000
Interest income	9,000	20,000	29,000
Interest expense	(1,000)	(13,000)	(14,000)
Depreciation and amortization	261,000	151,000	412,000
Net loss	(2,505,000)	(990,000)	(3,495,000)
Expenditures for long-lived assets	44,000	131,000	175,000
As of December 31, 2001—
Segment assets	1,273,000	448,000	1,721,000

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

Revenues from external customers for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001
Assays and fine chemicals	$1,489,000	$2,033,000
Medical instruments	17,000	655,000
SOD for human and research use	380,000	117,000
Other	164,000	163,000

Total	$2,050,000	$2,968,000

In 1999, the Company sold the intellectual property, commercial rights and finished goods inventory relating to its therapeutic drug monitoring assays. Pursuant to the sale, the Company had entered into an agreement with the purchaser of the therapeutic drug monitoring assays. Under this agreement, the Company continued to manufacture the products and perform certain other services for the purchaser through the first quarter of 2001. Revenues of the health products segment for 2001 include $380,000 with the completion of the contract in March of 2001.

Revenues attributed to countries based on the location of customers:

	2002	2001
United States	$1,110,000	$2,379,000
United Kingdom	42,000	40,000
France	106,000	21,000
Korea	40,000	—
Japan	155,000	164,000
Spain	402,000	122,000
Other foreign countries	195,000	242,000

	$2,050,000	$2,968,000

8.    Concentrations

Bank Accounts—The Company maintains cash in money market accounts. The funds on deposit are not insured by the FDIC, and therefore, a total of $279,000 is at risk on December 31, 2002.

Foreign Operations—The accompanying balance sheet includes approximately $65,000 in a foreign bank account and $229,000 of other assets relating to the Company’s subsidiaries in Europe. Although the countries are considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Customers—In 2002, two customers comprise approximately 30% of the Company’s sales.

9.    Commitments and Contingencies

The Company leases its facility in Oregon under an operating lease that expires in November 2004. Lease payments to which the Company is committed aggregate $132,000 in 2003 and $121,000 in 2004.

Rental expense included in the accompanying statements of operations was $120,000 in 2002 and $207,000 in 2001.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

In 1995, the Company consummated the acquisition of Therox Pharmaceuticals, Inc. (“Therox”) pursuant to a transaction wherein Therox was merged with and into a wholly owned subsidiary of the Company. In addition to the issuance of its common stock to Therox shareholders, the Company agreed to make payments of up to $2,000,000 to the Therox stockholders based on the successful commercialization of Therox technologies. As of December 31, 2002, no additional payments have been made. The Company has not recorded a liability associated with this agreement because the Company does not believe that it has successfully commercialized any of the Therox technologies acquired.

In 1997, the Company consummated the acquisition of Innovative Medical Systems Corp. (“IMS”) pursuant to a transaction whereby the Company acquired all of the outstanding stock of IMS in exchange for 200,000 shares of the Company’s common stock issued immediately and additional shares to be issued. The name of IMS was changed to OXIS Instruments, Inc. during 1998. Additional common shares are subject to issuance to former IMS shareholders annually through 2003. The number of additional common shares which may be issued to former IMS shareholders depends on, among other things, future annual revenues of OXIS Instruments Inc. through 2002 and on the market price of the Company’s common stock. During each of the years 2002 and 2001, the Company issued 100,000 shares (the minimum number of shares required under the original agreement) to the former IMS shareholders. The total number of additional shares of common stock which may be issued subsequent to December 31, 2002, to former IMS shareholders in exchange for IMS stock is limited to a maximum number of 678,009 shares.

In June 2001, the Company settled a claim by the former majority owner of IMS who is also a former employee of the Company. The settlement required the Company to remove Mr. Catarious as an obligor on an approximately $130,000 bank loan which was paid in full during 2001, to pay the claimant $10,000 per month for 12 months (partially offset by the Company’s release from an obligation to pay the claimant a $63,000 note and its associated accrued interest of $8,000), and to make stock distributions to him in accordance with the terms of the Share Exchange Agreement pursuant to which the Company in December 1997 acquired IMS. Both the Company and the claimant released all other claims against each other. The Company’s financial statements reflect it liabilities for its future obligations under the settlement, and the elimination of other actual or potential obligations that were extinguished as a result of the settlement.

In September 2002, the Company negotiated an agreement with Finovelec Entreprise, a shareholder and holder of a delinquent note payable by the Company in the amount of $160,000. Under the agreement, Finovelec agreed to accept a cash payment of $120,000 in full settlement of note principal and accrued interest if paid by the Company within thirty days of the Company’s receiving at least $500,000 in cash from private investors. At December 31, 2002, this note remained outstanding. See note 3.

The Company and its subsidiaries are also parties to various other claims in the ordinary course of business. The Company does not believe that there will be any material impact on the Company’s financial position, results of operations or cash flows as a result of these claims.

10.    Subsequent Events

Nouveau Marché—OXIS common stock is listed in France on the Nouveau Marché and, as a result, OXIS is required to file its Annual Report in conformity with the rules of that exchange. Annual filing compliance has become very expensive. In an effort to conserve cash, OXIS has been exploring for some time, with the assistance of its French legal counsel, an acceptable filing procedure (involving the filing of its Annual Report on Form 10-KSB with an appropriate French translation). To date these efforts have not been successful, and in the

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002 and 2001

meantime its 2000 and 2001 reports are delinquent (and 2002 will soon be delinquent). Many other companies listed on the Nouveau Marché are in the same circumstances. Without the knowledge of OXIS and without any communication to OXIS, the Commission des Opérations de Bourse (“COB”), the French securities regulator, has issued an order (in November 2002), which was routed through the Securities and Exchange Commission on to OXIS by facsimile transmission February 20, 2003. The order formalizes the COB’s inquiry into OXIS’ filing situation. OXIS responded voluntarily on March 7, 2003, to the COB’s series of questions and, with the assistance of its French legal counsel, will continue working with the COB to find a satisfactory solution. These negotiations will possibly include consideration of a satisfactory method for de-listing the shares from the Nouveau Marché.

Issuance of common stock—In connection with a negotiated agreement, the Company expects to issue 94,961 shares of common stock at approximately $0.20 per share in 2003 in settlement of an accounts payable debt of $19,000.

ITEM 8. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in accountants (for reasons not involving disagreement) were previously reported on Form 8-K filed January 22, 2002, and on Form 8-K filed July 19, 2002.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is incorporated herein by reference to the material contained under the caption “Proposal No. 1-Election of Directors” in the Company’s definitive proxy statement to be filed with the Commission in April 2003, pursuant to Regulation 14A.

ITEM 10.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the material contained under the caption “Compensation of Executive Officers” in the Company’s definitive proxy statement to be filed with the Commission in April 2003, pursuant to Regulation 14A.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item is incorporated herein by reference to the material contained under the caption “Proposal No. 1—Election of Directors” in the Company’s definitive proxy statement to be filed with the Commission in April 2003, pursuant to Regulation 14A.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the material contained under the caption “Proposal No. 1-Election of Directors” in the Company’s definitive proxy statement to be filed with the Commission in April 2003, pursuant to Regulation 14A.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits specified by item 601 of Regulation S-B.

See Exhibit Index—page 36

(b)	Reports on Form 8-K.

The registrant did not file any reports on Form 8-K during the fourth quarter of calendar 2002.

ITEM 14.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Dated: March 31, 2003

OXIS International, Inc.
Registrant

By:	/s/ RAY R. ROGERS
Ray R. Rogers
President, Chief Executive Officer

By:	/s/ SHARON ELLIS
Sharon Ellis
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant.

/s/ RICHARD A. DAVIS Richard A. Davis	March 31, 2003

/s/ WILLIAM G. PRYOR William G. Pryor	March 31, 2003

/s/ TIMOTHY C. RODELL Timothy C. Rodell	March 31, 2003

/s/ THOMAS M. WOLF Thomas M. Wolf	March 31, 2003

/s/ MARVIN S. HAUSMAN Marvin S. Hausman	March 31, 2003

/s/ STUART S. LANG Stuart S. Lang	March 31, 2003

/s/ RAY R. ROGERS Ray R. Rogers	March 31, 2003

CERTIFICATION

I, Ray R. Rogers, certify that:

1.	I have reviewed this annual report on Form 10-KSB of OXIS International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/    RAY R. ROGERS

Ray R. Rogers

President and Chief Executive Officer

CERTIFICATION

I, Sharon Ellis, certify that:

1.	I have reviewed this annual report on Form 10-KSB of OXIS International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/    SHARON ELLIS

Sharon Ellis

Chief Financial and Operations Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2(a)	Share Exchange Agreement by and among Innovative Medical Systems Corp., OXIS International, Inc and each of the shareholders who are signatories thereto	(1)

3(a)	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	(2)

3(b)	Composite Bylaws of the Company effective September 7, 1994 and as amended through August 30, 2000	(3)

4(a)	Forms of Common Stock and Warrant Purchase Agreement, Warrant to Purchase Common Stock, and Registration Rights Agreement Re Private Placement March-April, 2000	(4)

10(a)	OXIS International, Inc. Series B Preferred Stock Purchase Agreement dated July 18, 1995	(5)

10(b)	Series C Preferred Stock Subscription and Purchase Agreement (form); dated April 1996 (1,774,080 shares in total)	(6)

10(c)	Series F Preferred Stock Purchase Agreement dated January 30, 2002.	(7)

10(d)	Form of Promissory Notes dated March 27, 1997—April 24, 1997	(8)

10(e)	Executive Separation and Employment Agreement dated April 3, 2000, between the Company and Ray R. Rogers	(9)

10(f)	Addendum to Executive Separation and Employment Agreement between OXIS International, Inc. and Ray R. Rogers dated August 1, 2001	(10)

21(a)	Subsidiaries of OXIS International, Inc.

23(a)	Independent Auditors’ Consent

23(b)	Independent Auditors’ Consent.

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Form 8-K Current Report, dated January 15, 1998.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2001.
(3)	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2001.
(4)	Incorporated by reference to the Company’s Form 8-K Current Report dated March 3, 2000.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(6)	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2001.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 19, 2002.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(9)	Incorporated by reference to the Company’s Form S-3 Registration Statement No. 333-40970 filed July 7, 2000 and effective December 22, 2000.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.