Form 10QSB
period 2003-03-31
OXIS INTERNATIONAL INC
filed 2003-05-15
CIK 109657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2003.

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

At March 31, 2003, the issuer had outstanding the indicated number of shares of common stock: 10,105,614

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	March 31, 2003	December 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$371	$424
Accounts receivable, net of allowance of $5	254	188
Inventories	314	301
Prepaid and other current assets	111	138

Total current assets	1,050	1,051
Property, plant and equipment, net	59	62
Technology for developed products, net	197	224
Patents and patents pending, net	615	594
Other assets	—	54

Total assets	$1,921	$1,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable to shareholder	$160	$160
Accounts payable	392	321
Accrued liabilities	175	166
Accrued payroll	107	107
Customer deposits	13	13

Total current liabilities	847	767

Shareholders’ equity:
Convertible preferred stock – $.01 par value; 15,000,000 shares authorized:
Series B – 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000,000)	4	4
Series C – 96,230 shares issued and outstanding	1	1
Series F – 1,500,000 shares issued and outstanding	15	15
Common stock – $.001 par value; 95,000,000 shares authorized; 10,105,614 shares issued and outstanding at March 31, 2003 (10,005,614 at December 31, 2002)	10	10
Warrants	2,009	2,009
Additional paid-in-capital	58,327	58,357
Accumulated deficit	(58,852)	(58,703)
Accumulated other comprehensive loss	(440)	(445)

Shareholders’ equity	1,074	1,218

Total liabilities and shareholders’ equity	$1,921	$1,985

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except earnings per share data)

	March 31, 2003	March 31, 2002
Revenues	$549	$428
Cost of revenue	220	218

Gross profit (loss)	329	210

Operating expenses:
Research and development	109	69
Selling, general and administrative	374	398

Total operating expenses	483	467

Operating loss	(154)	(257)

Other income and expenses:
Other income	8	62
Interest income	—	2
Interest expense	(3)	(5)

Total other income and expenses	5	59

Loss before income taxes	(149)	(198)

Income taxes	—	—

Net loss	$(149)	$(198)

Net loss per common share – basic and diluted	$(.01)	$(.02)

Weighted average number of shares used in computation – basic and diluted	10,006,725	9,740,885

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended March 31,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	(149)	$(198)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	45	70
Gain on sale of investment	(8)	—
Other income related to settlement of accounts payable	—	(62)
Changes in assets and liabilities:
Accounts receivable	(66)	(27)
Inventories	(13)	(3)
Other current assets	27	(220)
Accounts payable	71	(42)
Customer deposits	—	8
Accrued payroll, payroll taxes and other	9	18

Net cash used for operating activities	(84)	(456)

Cash flows from investing activities:
Proceeds from sale of investment	62	—
Purchases of equipment	(8)	—
Additions to patents	(22)	(29)

Net cash provided by (used for) investing activities	32	(29)

Cash flows from financing activities:
Proceeds from issuance of preferred stock with warrants attached	—	1,500
Repayment of long-term debt	—	(47)

Net cash provided by (used for) financing activities	—	1,453

Effect of exchange rate changes on cash	(1)	—

Net increase (decrease) in cash and cash equivalents	(53)	968

Cash and cash equivalents – beginning of period	424	221

Cash and cash equivalents – end of period	$371	$1,189

Supplemental cash flow disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2002. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2003 had an accumulated deficit of $58,852,000. For the three months ended March 31, 2003, the Company sustained a net loss of $149,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

3. STOCKHOLDERS’ EQUITY

The Company has a stock incentive plan under which 4,250,000 shares of the Company’s common stock are reserved for issuance (the “Plan”). The Plan permits the Company to grant stock options to acquire shares of the Company’s common stock, award stock bonuses of the Company’s common stock, and grant stock appreciation rights.

At March 31, 2003, options issued pursuant to the Plan to acquire 2,834,041 shares of common stock at exercise prices ranging from $0.085 to $17.50 remained outstanding. Options issued outside the Plan to acquire 220,176 shares of common stock at exercise prices of $0.085 to $8.438 and warrants to acquire 4,940,127 shares of common stock at an exercise price of $1.00 also remained outstanding at March 31, 2003.

During the three months ended March 31, 2003, 100,000 shares of common stock were issued to former shareholders of Innovative Medical Systems Corp. under the terms of the Company’s 1997 acquisition agreement with that entity.

4. OTHER INCOME

During the first quarter of 2003 the Company sold its stock holdings of Caprius Inc., resulting in other income of $8,000. In association with the closing of the Company’s instrument manufacturing facility in 2001, during the first quarter of 2002, the Company settled certain trade payables with creditors resulting in other income of $62,000.

5. COMMITMENTS AND CONTINGENCIES

In September 2002, the Company negotiated an agreement with Finovelec Entreprise, a shareholder and holder of a delinquent note payable by the Company in the amount of $160,000. Under the agreement, Finovelec agreed to accept a cash payment of $120,000 in full settlement of note principal and accrued interest if paid by the Company within thirty days of the Company’s receiving at least $500,000 in cash from private investors. At March 31, 2003, the Company had not received the requisite cash investment to retire the note.

6. OPERATING SEGMENTS

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

General corporate expenses were allocated equally to the health products and therapeutics development segments in 2003 and 2002.

The following table presents information about the Company’s two operating segments:

	Health Products	Therapeutic Development	Total
Quarter ended March 31, 2003:
Revenues from external customers	$549,000	$—	$549,000
Segment loss	(5,000)	(144,000)	(149,000)
As of March 31, 2003 – Segment assets	1,139,000	782,000	1,921,000

Quarter ended March 31, 2002:
Revenues from external customers	$428,000	$—	$428,000
Segment loss	(37,000)	(161,000)	(198,000)
As of March 31, 2002 – Segment assets	1,884,000	1,015,000	2,899,000

7. SUBSEQUENT EVENTS

An issuance of 94,961 shares of common stock at approximately $0.20 per share will take place in the second quarter of 2003 in settlement of an accounts payable debt of $19,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the possible inability to obtain additional financing; uncertainties relating to patents and proprietary information; the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; achievement of product performance specifications; the ability of new products to compete successfully in either existing or new markets; the effect of product or market development activities; availability and future costs of materials and other operating expenses; competitive factors; the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase the Company’s products; as well as other factors discussed under the heading “RISK FACTORS” in Item 1 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, which is incorporated herein by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased during the first quarter of 2003 by $81,000, from $284,000 at December 31, 2002 to $203,000 at March 31, 2003. The decrease in working capital resulted primarily from the net loss of $149,000 adjusted for depreciation and amortization, $45,000, and an investment in equipment and patents, $30,000.

Cash and cash equivalents decreased from $424,000 at December 31, 2002 to $371,000 at March 31, 2003. This decrease of $53,000 is a result of $84,000 used for operations and $30,000 invested in equipment and patents, somewhat offset by the receipt of $62,000 from the sale of its stock investment.

The Company expects to incur operating losses for the foreseeable future. These losses and expenses may increase and fluctuate from quarter to quarter as the Company expands their activities. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2002, includes an explanatory paragraph referring to the Company’s ability to continue as a going concern. The Company anticipates that it will expend capital resources for the continuation of operations (marketing, product research and development, therapeutic and nutraceutical development). Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company’s future capital requirements will depend on many factors including: continued marketing and scientific progress in their research and development programs; the magnitude of these programs; the success of pre-clinical and potential clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; technological competition and market developments; the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements.

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

The Company has incurred losses in each of the last six years. As of March 31, 2003, the Company has an accumulated deficit of $58,852,000. The Company expects to incur operating losses for the foreseeable future. The Company currently has sufficient capital for continuing operations of the health products segment but does not have sufficient capital resources to complete the Company’s contemplated drug development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing products and potential pharmaceutical/nutraceutical products.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2003

COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002

Revenues

The Company’s revenues for the quarters ended March 31, 2003 and 2002 were as follows:

	2003	2002
Research assays and fine chemicals	$546,000	$421,000
Other	3,000	7,000

	$549,000	$428,000

Sales of research assays and fine chemicals increased by 30%, or $125,000, from $421,000 in the first quarter of 2002 to $546,000 in the first quarter of 2003 due to an increase in sales volumes of L-Ergothioniene.

Costs and Expenses

Cost of sales was 51% of revenues for the first quarter of 2002 and 40% of revenues for the first quarter of 2003.

Gross profit for the first quarter of 2002 was $210,000 and increased in the first quarter of 2003 to $329,000. This change is due to the increased sales volumes during the first quarter of 2003.

Research and development expenses increased from $69,000 in the first quarter of 2002 to $109,000 in the first quarter of 2003. The increase in research and development expenses resulted primarily from the new development project of the Animal Health Profiling program.

Selling, general and administrative expenses decreased from $398,000 in the first quarter of 2002 to $374,000 in the first quarter of 2003. The decrease is primarily the result of reducing legal and accounting expenses.

Other Income

During the first quarter of 2003 the Company sold its stock holdings of Caprius Inc., resulting in other income of $8,000. During the first quarter of 2002, in association with the closing of the Company’s instrument manufacturing facility in 2001, the Company settled certain trade payables with creditors resulting in other income of $62,000.

Net Loss

The Company continued to experience losses in the first quarter of 2003. The first quarter 2003 net loss of $149,000 ($0.01 per share-basic and diluted) was $49,000 less than the $198,000 ($0.02 per share-basic and diluted) net loss for the first quarter of 2002. The decrease in the net loss is primarily due to increased revenues.

Item 3. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Exhibits and Reports on Form 8-K.

(a)	Exhibits – See Exhibit Index on page 14.

(b)	Form 8-K Reports:

On April 15, 2003 the Company filed a Report on Form 8-K stating that on April 8, 2003, the Company released a public press statement announcing its financial results for year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS INTERNATIONAL, INC.

May 15, 2003	By	/s/ RAY R. ROGERS
Ray R. Rogers Chairman, President and Chief Executive Officer

May 15, 2003	By	/s/ SHARON ELLIS
Sharon Ellis Principal Financial Officer

CERTIFICATION

I, Ray R. Rogers, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of OXIS International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By	/s/ RAY R. ROGERS
Ray R. Rogers President and Chief Executive Officer

CERTIFICATION

I, Sharon Ellis, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of OXIS International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By	/s/ SHARON ELLIS
Sharon Ellis Chief Financial and Operations Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3	Bylaws of the Company as restated effective April 16, 2003

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002