Form 10QSB
period 2003-06-30
OXIS INTERNATIONAL INC
filed 2003-08-14
CIK 109657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2003.

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

At August 5, 2003, the issuer had outstanding the indicated number of shares of common stock:

25,993,615

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2003 (unaudited)	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$172	$424
Accounts receivable, net of allowance of $6 and $5 respectively	220	188
Inventories	322	301
Prepaid and other current assets	217	138

Total current assets	931	1,051
Property, plant and equipment, net	49	62
Technology for developed products, net	184	224
Patents and patents pending, net	723	594
Other assets	—	54

Total assets	$1,887	$1,985

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars)

	June 30, 2003	December 31, 2002
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable to shareholder	$160	$160
Accounts payable	575	321
Accrued liabilities	221	166
Accrued payroll	102	107
Customer deposits	13	13

Total current liabilities	1,071	767

Shareholders’ equity:
Convertible preferred stock - $.01 par value; 15,000,000 shares authorized:
Series B – 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000,000)	4	4
Series C – 96,230 shares issued and outstanding	1	1
Series F – 0 shares outstanding at June 30, 2003 (1,500,000 shares issued and outstanding at December, 31, 2002)	—	15
Common stock - $.001 par value; 95,000,000 shares authorized; 25,108,281 shares issued and outstanding at June 30, 2003 (10,005,614 at December 31, 2002)	25	10
Warrants	427	2,009
Additional paid-in-capital	59,909	58,327
Accumulated deficit	(59,130)	(58,703)
Accumulated other comprehensive loss	(420)	(445)

Shareholders’ equity	816	1,218

Total liabilities and shareholders’ equity	$1,887	$1,985

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In thousands of dollars, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$661	$721	$1,210	$1,149
Cost of revenue	458	457	678	675

Gross profit (loss)	203	264	532	474

Operating expenses:
Research and development	67	127	176	196
Selling, general and administrative	411	294	785	692

Total operating expenses	478	421	961	888

Operating loss	(275)	(157)	(429)	(414)

Other income and expenses:
Other income	—	—	8	62
Interest income	1	2	1	4
Interest expense	(4)	(6)	(7)	(11)

Total other income and expenses	(3)	(4)	2	55

Loss before income taxes	(278)	(161)	(427)	(359)
Income taxes	—	—	—	—

Net loss	(278)	(161)	(427)	(359)
Other comprehensive income/(loss)
Foreign currency translation adjustment	20	(6)	25	(6)

Comprehensive loss	$(258)	$(167)	$(402)	$(365)

Net loss per common share - basic and diluted	$(.03)	$(.02)	$(.04)	$(.04)

Weighted average number of shares used in computation - basic and diluted	10,272,325	9,761,792	10,140,259	9,713,696

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(427)	$(359)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	92	130
Gain on sale of investment	(8)	—
Changes in assets and liabilities:
Accounts receivable	(32)	13
Inventories	(21)	(30)
Other current assets	(79)	(168)
Accounts payable	254	(103)
Customer deposits	—	(37)
Accrued payroll, payroll taxes and other	(50)	(55)

Net cash used for operating activities	(171)	(609)

Cash flows from investing activities:
Proceeds from sale of investment	62	—
Purchases of equipment	(10)	—
Additions to other assets	(131)	(99)

Net cash used for investing activities	(79)	(99)

Cash flows from financing activities:
Repayment of long-term debt	—	(73)
Proceeds from issuance of preferred stock with warrants attached	—	1,500

Net cash provided by (used in) financing activities	—	1,427

Effect of exchange rate on cash	(2)	(6)

Net increase (decrease) in cash and cash equivalents	(252)	713
Cash and cash equivalents - beginning of period	424	221

Cash and cash equivalents - end of period	$172	$934

Non-cash transactions:
Conversion of preferred stock into common stock	$15	$—
Expiration of warrants	$1,582	$—

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

Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2003 had an accumulated deficit of $59,130,000. For the six months ended June 30, 2003, the Company sustained a net loss of $427,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

3. STOCKHOLDERS’ EQUITY

The Company has a stock incentive plan under which 4,250,000 shares of the Company’s common stock are reserved for issuance (the “1994 Plan”). The 1994 Plan permits the Company to grant stock options to acquire shares of the Company’s common stock, award stock bonuses of the Company’s common stock, and grant stock appreciation rights.

At June 30, 2003, options issued pursuant to the Plan to acquire 3,430,156 shares of common stock at exercise prices ranging from $0.085 to $17.50 remained outstanding. Options issued outside the Plan to acquire 814,676 shares of common stock at exercise prices of $0.085 to $8.438 and warrants to acquire 2,175,949 shares of common stock at an exercise price of $1.00 also remained outstanding at June 30, 2003.

During the 2003 Annual Meeting of Stockholders, held in June 2003, the stockholders approved the adoption of the 2003 Stock Incentive Plan (“2003 Plan”), effective July 1, 2003. The 2003 Plan, under which 3,000,000 shares of the Company’s common stock is reserved, permits the Company to grant stock options to acquire shares of the Company’s common stock, award stock bonuses of the Company’s common stock, and grant stock appreciation rights.

During July 2003, the board of directors of the Company agreed to unilaterally offer to all holders of warrants a reduced exercise price for a limited period of time. The exercise price for these warrants was reduced to $0.20 per share, and the maturity date for 598,449 warrants issued in 1998 was extended to August 11, 2003. The exercise price for these warrants were previously $1.00 per share. At August 12, 2003, all unexercised and unexpired warrants will revert back to $1.00 per share. All warrants issued prior to July 1998 have lapsed and were not affected by this board action. The decrease of exercise price did not result in any change to the outstanding value of the warrants. As of August 5, 2003, 872,000 warrants had been exercised at an aggregate purchase price of $174,400.

During the six months ended June 30, 2003, 100,000 shares of common stock were issued to former shareholders of Innovative Medical Systems Corp. under the terms of the Company’s 1997 acquisition agreement with that entity. On June 30, 2003 all 1,500,000 outstanding shares of the Company’s Series F preferred stock were converted into 15,000,000 shares of common stock.

4. OTHER INCOME

During the first quarter of 2003 the Company sold its equity interest in Caprius Inc., resulting in other income of $8,000. In association with the closing of the Company’s instrument manufacturing facility in 2001, during the first quarter of 2002, the Company settled certain trade payables with creditors resulting in other income of $62,000.

5. COMMITMENTS AND CONTINGENCIES

In September 2002, the Company entered into an agreement with Finovelec Entreprise (“Finovelec”), a shareholder and holder of a delinquent note payable by the Company, in the amount of $160,000. Under the agreement, Finovelec agreed to accept a cash payment of $120,000 in full settlement of note principal and accrued interest if paid by the Company within thirty days of the Company’s receiving at least $500,000 in cash from private investors. As of June 30, 2003, the Company had not received the requisite cash investment to retire the note.

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

General corporate expenses were allocated equally to the health products and therapeutics development segments in 2003 and 2002.

The following table presents information about the Company’s two operating segments:

	Health Products	Therapeutic Development	Total
Quarter ended June 30, 2003:
Revenues from external customers	$661,000	$—	$661,000
Segment income (loss)	(104,000)	(174,000)	(278,000)
As of June 30, 2003 – Segment assets	1,002,000	885,000	1,887,000
Quarter ended June 30, 2002:
Revenues from external customers	$721,000	$—	$721,000
Segment income (loss)	20,000	(181,000)	(161,000)
As of June 30, 2002 – Segment assets	1,436,000	1,152,000	2,588,000

Six months ended June 30, 2003:
Revenues from external customers	$1,210,000	$—	$1,210,000
Segment income (loss)	(109,000)	(318,000)	(427,000)
Six months ended June 30, 2002:
Revenues from external customers	$1,149,000	$—	$1,149,000
Segment income (loss)	(17,000)	(342,000)	(359,000)

7. SUBSEQUENT EVENTS

An issuance of 94,961 shares of common stock at approximately $0.20 per share is expected to take place in the third quarter of 2003 in settlement of an accounts payable debt of $19,000. Please see Note 3 for subsequent warrant activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. These forward-looking statements include, without limitation, the statements herein regarding the Company’s expectation to incur operating losses for the foreseeable future; the Company’s expectation that it will expend capital resources for the continuation of operations; the possibility that capital resources may be used for the acquisition of complementary businesses, products or technologies; the Company’s beliefs regarding its future capital requirements; the Company’s belief that its existing and new products and technologies show considerable promise; the Company’s belief that another shipment of bSOD will occur in the fourth quarter of 2003; and the Company’s belief that the unavailability of additional capital could cause the Company to cease or curtail its operation and/or delay or prevent the development and marketing of the Company’s existing products and potential pharmaceutical/nutraceutical products. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, including, without limitation, those set forth in the section entitled “RISK FACTORS” below, could cause actual results or outcomes to differ materially from current expectations: the possible inability to obtain additional financing; uncertainties relating to patents and proprietary information; the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; achievement of product performance specifications; the ability of new products to compete successfully in either existing or new markets; the effect of product or market development activities; availability and future costs of materials and other operating expenses; competitive factors; and the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase the Company’s products. The Company disclaims any obligation subsequent to this report on Form 10-QSB to revise or update forward-looking statements contained herein to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Critical Accounting Policies

This summary of critical accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003

COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

Revenues

The Company’s revenues for the quarters ended June 30, 2003 and 2002 were as follows:

	2003	2002
Research assays and fine chemicals	$415,000	$337,000
Bovine superoxide dismutase (bSOD) for research and human use	242,000	380,000
Other	4,000	4,000

	$661,000	$721,000

Sales of research assays and fine chemicals increased by $78,000 from $337,000 in the second quarter of 2002 to $415,000 in the second quarter of 2003 due equally to an increase in sales volumes of L-Ergothioniene and research assays.

Sales of bSOD in the second quarter of each of 2003 and 2002 consisted of one shipment of bulk bSOD to the Company’s Spanish licensee. Sales of bSOD in 2002 came in one order shipped in the second quarter of 2002 ($380,000). Sales of bSOD in 2003 is split into two equal shipments; one occurring in the second quarter of 2003 ($242,000) and another equal shipment expected to occur in the fourth quarter of 2003. Future sales of bulk bSOD beyond 2003 are largely dependent on the needs of the Company’s Spanish licensee. Because such needs are uncertain and difficult to predict, no assurance can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Costs and Expenses

Cost of revenues was $457,000, or 63% of revenues, for the second quarter of 2002 and increased to $458,000, or 69% of revenues, for the second quarter of 2003. This increase in the cost of revenues as a percentage of revenues is due primarily to the cost of the animal health profiling program which was not operational in 2002.

Gross profit for the second quarter of 2002 was $264,000, or 37% of revenues. The gross profit for the second quarter of 2003 was $203,000, or 31% of revenues. This change is primarily due to the cost of the animal health profiling program and not having L-Ergothioniene sales in the second quarter of 2002 which provides higher than average margins.

Research and development expenses decreased from $127,000, or 18% of revenues, in the second quarter of 2002 to $67,000, or 10% of revenues, in the second quarter of 2003. The decrease in research and development expenses resulted primarily from a reduction in the Company’s therapeutic drug development efforts.

Selling, general and administrative expenses increased from $294,000, or 41% of revenues, in the second quarter of 2002 to $411,000, or 62% of revenues, in the second quarter of 2003. This increase is primarily due to the investment in animal health profiling.

Net Loss

The Company continued to experience losses in the second quarter of 2003. The second quarter 2003 net loss of $278,000 ($0.03 per share-basic and diluted) was $117,000 more than the $161,000 ($0.02 per share-basic and diluted) net loss for the second quarter of 2002. The increase in the net loss is primarily due to the investment in animal health profiling.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003

COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Revenues

The Company’s revenues for the six-month periods ended June 30, 2003 and 2002 were as follows:

	2003	2002
Research assays and fine chemicals	$961,000	$758,000
Bovine superoxide dismutase (bSOD) for research and human use	242,000	380,000
Other	7,000	11,000

	$1,210,000	$1,149,000

Sales of research assays and fine chemicals increased by $203,000, from $758,000 in the first half of 2002 to $961,000 in the first half of 2003. This increase was due primarily to an increase in sales volumes of L-Ergothioniene and other research assays.

Sales of bSOD in the first half of 2003 and 2002 consisted of one shipment of bulk bSOD to the Company’s Spanish licensee. Sales of bSOD in 2002 came in one order shipped in the first six months of 2002 ($380,000). Sales of bSOD in 2003 is split into two equal shipments; one occurring in the first six months of 2003 ($242,000) and another equal shipment expected to occur in the fourth quarter of 2003. Future sales of bulk bSOD beyond 2002 are largely dependent on the needs of the Company’s Spanish licensee. Because such needs are uncertain and difficult to predict, no assurance can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Costs and Expenses

Cost of product sales for the first half of 2002 was $675,000, or 59% of revenues, compared to $678,000, or 56% of revenues for the first half of 2003. This decrease in the cost of revenues as a percentage of sales is due primarily to the increase in sales of L-Ergothioniene providing higher margins offset by the cost of the animal health profiling program in 2003 which was not operational in 2002.

Gross profit for the first six months of 2002 was $474,000, or 41% of revenues. Gross profit for the first six months of 2003 was $532,000, or 44% of revenues. This change is primarily due to the gross profit of L-Ergothioniene offset by the cost of the animal health profiling program which was not operational in 2002.

Research and development expenses decreased from $196,000, or 17% of revenues, in the first half of 2002 to $176,000, or 15% of revenues, in the first half of 2003. The decrease in research and development expenses resulted primarily from a reduction in the Company’s therapeutic development efforts.

Selling, general and administrative expenses increased by $93,000, from $692,000, or 60% of revenues, in the first half of 2002 to $785,000, or 65% of revenues, in the first half of 2003. The increase is primarily the result of the investment in animal health profiling.

Other Income

During the first quarter of 2003 the Company sold its equity interest in Caprius Inc., resulting in other income of $8,000. During the first quarter of 2002, in association with the closing of the Company’s instrument manufacturing facility in 2001, the Company settled certain trade payables with creditors resulting in other income of $62,000.

Net Loss

The Company continued to experience losses in the first six months of 2003. The first half 2003 net loss of $427,000 ($.04 per share-basic and diluted) was $68,000 more than the $359,000 ($.04 per share-basic and diluted) net loss for the first half of 2002. The increase in the net loss is primarily due to the investment in animal health profiling.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased during the first six months of 2003 by $424,000, from $284,000 at December 31, 2002 to a deficit of $140,000 at June 30, 2003. The decrease in working capital resulted primarily from the net loss of $427,000 adjusted for depreciation and amortization.

Cash and cash equivalents decreased from $424,000 at December 31, 2002 to $172,000 at June 30, 2003. This decrease of $252,000 is primarily due to the $171,000 used for operations during the first six months of 2003.

The Company expects to incur operating losses for the foreseeable future. These losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2002, includes an explanatory paragraph referring to the Company’s ability to continue as a going concern. The Company anticipates that it will expend capital resources for the continuation of operations (marketing, product research and development, therapeutic and nutraceutical development). Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company’s future capital requirements will depend on many factors including: continued marketing and scientific progress in their research and development programs; the magnitude of these programs; the success of pre-clinical and potential clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; technological competition and market developments; the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements.

The Company has incurred losses in each of the last six years. As of June 30, 2003, the Company has an accumulated deficit of $59,130,000. The Company expects to incur operating losses for the foreseeable future. The Company needs to raise additional capital for continuing operations of the health products segment and to complete the Company’s contemplated drug development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing products and potential pharmaceutical/nutraceutical products.

Risk Factors

Future Profitability Uncertain

Although the Company has been able to reduce its operating losses during prior years, the Company cannot predict its ability to continue cost reductions or to obtain profitability with its limited capital resources. The Company expects to incur research and development expenses as the Company continues testing its products and the Company anticipates that its sales and marketing expenses may increase as it attempts to sell certain of its products into new markets. The Company’s losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2002 includes an explanatory paragraph referring to the Company’s ability to continue as a going concern.

While the Company believes that certain of its new products and technologies show considerable promise, its ability to realize significant revenues from such products and technologies is dependent upon many factors, including (i) the Company’s ability to sell its assays and other products to companies in industries which have not previously purchased such products from the Company and (ii) the Company’s success in developing business alliances with nutraceutical/pharmaceutical and/or other health related companies to develop and market the Company’s products. To date, the Company has not successfully sold its products into new markets in material amounts and has not established such business alliances and there can be no assurance that the Company’s effort to develop such new markets and business alliances will be successful.

Need for Additional Financing.

Although the Company has been able to reduce its operating losses the past two years, the Company cannot predict its ability to continue cost reductions or achieve profitability with its limited capital resources. The Company currently does not have sufficient capital resources to complete the Company’s contemplated development and commercialization programs. No assurances can be given that the Company will be able to raise such needed capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company at any time to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s potential products. Such events would likely cause investors who have invested in the Company to lose some or all of their investment in the Company.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

At the Company’s 2003 Annual Meeting of Stockholders held on June 19, 2003 (“2003 Stockholders Meeting”), the Company’s stockholders elected the following persons to Company’s Board of Directors:

Name	Common shares FOR	Common shares WITHHELD	Series B Preferred FOR*	Series B Preferred WITHHELD *	Series C Preferred FOR*	Series C Preferred WITHHELD *	Series F Preferred FOR*	Series F Preferred WITHHELD *
Richard A. Davis	6,007,993	12,060	85,667	0	0	21,546	15,000,000	0
Marvin S. Hausman	6,011,398	8,655	85,667	0	0	21,546	15,000,000	0
Stuart S. Lang	6,011,193	8,860	85,667	0	0	21,546	15,000,000	0
William G. Pryor	6,010,958	9,095				21,546	15,000,000
Timothy C. Rodell	5,996,888	23,165	85,667	0	0	21,546	15,000,000	0
Ray R. Rogers	6,009,688	10,365	85,667	0	0	21,546	15,000,000	0
Thomas M. Wolf	6,010,948	9,105	85,667	0	0	21,546	15,000,000	0

*In equivalent common votes.

At the 2003 Stockholders’ Meeting, the stockholders also approved the adoption of the Company’s 2003 Stock Incentive Plan, effective July 1, 2003 (2,075,972 common shares, Series B Preferred shares with 85,678 equivalent common votes and Series F Preferred shares with 15,000,000 equivalent common votes voting for; 89,733 common shares voting against; Series C Preferred shares with 21,546 equivalent common votes and 34,350 common shares abstaining; and 3,819,998 broker non-votes).

Item 5. Exhibits and Reports on Form 8-K.

(a)	Exhibits - See Exhibit Index on page 18.

(b)	Form 8-K Reports:

On April 15, 2003 the Company filed a Report on Form 8-K stating that on April 8, 2003, the Company released a public press statement announcing its financial results for year ended December 31, 2002.

On May 16, 2003 the Company filed a Report on Form 8-K stating that on May 16, 2003, the Company released a public press statement announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

August 14, 2003	By	/s/ Ray R. Rogers
Ray R. Rogers
Chairman, President and
Chief Executive Officer

August 14, 2003	By	/s/ Sharon Ellis
Sharon Ellis
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3	Bylaws of the Company as restated effective April 29, 2003

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002