Form 10QSB
period 2003-09-30
OXIS INTERNATIONAL INC
filed 2003-11-14
CIK 109657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

At October 14, 2003, the issuer had outstanding the indicated number of shares of common stock: 26,306,255

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238	$424
Accounts receivable, net of allowance of $6 and $5, respectively	265	188
Inventories	354	301
Prepaid and other current assets	167	138

Total current assets	1,024	1,051

Property, plant and equipment, net	37	62

Technology for developed products, net	149	224

Patents and patents pending, net	728	594

Other assets	—	54

Total assets	$1,938	$1,985

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars)

	September 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable to shareholder	$160	$160
Accounts payable	436	321
Accrued liabilities	257	166
Accrued payroll	111	107
Customer deposits	71	13

Total current liabilities	1,035	767

Shareholders’ equity:
Convertible preferred stock – $.01 par value; 15,000,000 shares authorized:
Series B – 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000,000)	4	4
Series C – 96,230 shares issued and outstanding	1	1
Series F – 0 shares outstanding at September 30, 2003 (1,500,000 shares issued and outstanding at December, 31, 2002)	—	15
Common stock – $.001 par value; 95,000,000 shares authorized; 26,306,255 shares issued and outstanding at September 30, 2003 (10,005,614 at December 31, 2002)	26	10
Warrants	236	2,009
Additional paid-in-capital	60,332	58,327
Accumulated deficit	(59,274)	(58,703)
Accumulated other comprehensive loss	(422)	(445)

Shareholders’ equity	903	1,218

Total liabilities and shareholders’ equity	$1,938	$1,985

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$560	$426	$1,770	$1,575
Cost of revenue	255	241	933	916

Gross profit	305	185	837	659

Operating expenses:
Research and development	86	154	262	350
Selling, general and administrative	359	327	1,144	1,019

Total operating expenses	445	481	1,406	1,369

Operating loss	(140)	(296)	(569)	(710)

Other income and expenses:
Other income	—	—	8	62
Interest income	—	2	1	6
Interest expense	(4)	(4)	(11)	(15)

Total other income and expenses	(4)	(2)	(2)	53

Loss before income taxes	(144)	(298)	(571)	(657)

Income taxes	—	—	—	—

Net loss	(144)	(298)	(571)	(657)

Other comprehensive income (loss) Foreign currency translation adjustment	(45)	(8)	23	(14)

Comprehensive loss	$(189)	$(306)	$(548)	$(671)

Net loss per share – basic and diluted	$(.01)	$(.03)	$(.04)	$(.07)

Weighted average number of shares used in computation – basic and diluted	25,941,132	9,795,841	15,465,095	9,741,378

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(571)	$(657)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	141	204
Gain on sale of investment	(8)	—
Changes in assets and liabilities:
Accounts receivable	(77)	(47)
Inventories	(53)	(12)
Other current assets	(29)	(124)
Accounts payable	115	(284)
Customer deposits	58	(37)
Accrued payroll, payroll taxes and other	95	(77)

Net cash used for operating activities	(329)	(1,034)

Cash flows from investing activities:
Proceeds from sale of investment	62	—
Purchases of equipment	(10)	—
Additions to other assets	(139)	(122)
Other, net	—	9

Net cash used for investing activities	(87)	(113)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(88)
Proceeds from issuance of preferred stock with warrants attached	—	1,500
Proceeds from exercise of warrants with warrants attached	227	—
Proceeds from exercise of stock options	7	—

Net cash provided by financing activities	234	1,412

Effect of exchange rate on cash	(4)	—

Net increase (decrease) in cash and cash equivalents	(186)	265

Cash and cash equivalents – beginning of period	424	221

Cash and cash equivalents – end of period	$238	$486

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(continued)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Supplemental cash flow disclosure:
Interest paid	$—	$—
Income tax paid	$—	$—
Non-cash transactions:
Conversion of preferred stock into common stock	$15	$—
Expiration of warrants	$1,582	$—

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

Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2003 had an accumulated deficit of $59,274,000. For the nine months ended September 30, 2003, the Company sustained a net loss of $571,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

3. STOCKHOLDERS’ EQUITY

The Company has a stock incentive plan under which 4,250,000 shares of the Company’s common stock are reserved for issuance (the “1994 Plan”). The 1994 Plan permits the Company to grant stock options to acquire shares of the Company’s common stock, award stock bonuses of the Company’s common stock, and grant stock appreciation rights.

At September 30, 2003, options issued pursuant to the Plan to acquire 3,295,774 shares of common stock at exercise prices ranging from $0.085 to $17.50 remained outstanding. Options issued outside the Plan to acquire 775,168 shares of common stock at exercise prices of $0.085 to $8.438 and warrants to acquire 1,577,500 shares of common stock at an exercise price of $1.00 also remained outstanding at September 30, 2003.

During the 2003 Annual Meeting of Stockholders held in June 2003, the stockholders approved the adoption of the 2003 Stock Incentive Plan (“2003 Plan”), effective July 1, 2003. The 2003 Plan, under which 3,000,000 shares of the Company’s common stock is reserved, permits the Company to grant stock options to acquire shares of the Company’s common stock, award stock bonuses of the Company’s common stock, and grant stock appreciation rights.

During July 2003, the board of directors of the Company agreed to unilaterally offer to all holders of warrants a reduced exercise price for a limited period of time. The exercise price for these warrants was reduced to $0.20 per share, and the maturity date for 598,449 warrants issued in 1998 was extended to August 11, 2003. The exercise price for these warrants was previously $1.00 per share. All warrants issued prior to July 1998 have lapsed and were not affected by this board action. The decrease of exercise price did not result in any change to the outstanding value of the warrants. Pursuant to the offered reduced exercise price, a total of 1,133,000 warrants were exercised at an aggregate purchase price of $226,600. As part of the offer, with each share of stock issued one new warrant was issued having a $1.00 exercise price and a two-year life.

During the nine months ended September 30, 2003, 100,000 shares of common stock were issued to former shareholders of Innovative Medical Systems Corp. under the terms of the Company’s 1997 acquisition agreement with that entity. On June 30, 2003, all 1,500,000 outstanding shares of the Company’s Series F preferred stock were converted into 15,000,000 shares of common stock. During the nine months ended September 30, 2003, 67,641 shares of common stock have been issued to employees and consultants upon the exercise of stock options.

4. OTHER INCOME

During the first quarter of 2003, the Company sold its equity interest in Caprius Inc., resulting in other income of $8,000. In association with the closing of the Company’s instrument manufacturing facility in 2001, during the first quarter of 2002, the Company settled certain trade payables with creditors resulting in other income of $62,000.

5. COMMITMENTS AND CONTINGENCIES

In September 2002, the Company entered into an agreement with Finovelec Entreprise (“Finovelec”), a shareholder and holder of a delinquent note payable by the Company in the amount of $160,000. Under the agreement, Finovelec agreed to accept a cash payment of $120,000 in full settlement of note principal and accrued interest if paid by the Company within thirty days of the Company’s receiving at least $500,000 in cash from private investors. As of September 30, 2003, the Company had not received the requisite cash investment to retire the note.

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

General corporate expenses were allocated equally to the health products and therapeutics development segments in 2003 and 2002.

The following table presents information about the Company’s two operating segments:

	Health Products	Therapeutic Development	Total
Quarter ended September 30, 2003:
Revenues from external customers	$560,000	$—	$560,000
Segment income (loss)	29,000	(173,000)	(144,000)
As of September 30, 2003 – Segment assets	1,105,000	833,000	1,938,000

Quarter ended September 30, 2002:
Revenues from external customers	$426,000	$—	$426,000
Segment income (loss)	(115,000)	(183,000)	(298,000)
As of September 30, 2002 – Segment assets	1,181,000	906,000	2,087,000

Nine months ended September 30, 2003:
Revenues from external customers	$1,770,000	$—	$1,770,000
Segment income (loss)	(80,000)	(491,000)	(571,000)

Nine months ended September 30, 2002:
Revenues from external customers	$1,575,000	$—	$1,575,000
Segment income (loss)	(132,000)	(525,000)	(657,000)

7. SUBSEQUENT EVENTS

French filing obligations: As a consequence of the sale of its common stock to French and other European investors in 1997, the Company’s common stock is listed on the Nouveau Marche in France. The Company has been notified that the Paris lower court (Tribunal de grande instance de Paris) on November 12, 2003, issued an order (the “Order”) requiring the Company (i) to file its 2002 reference document as required under French law and the regulations of the Commission des Operations de Bourse (the “COB”), the French securities regulatory agency overseeing the Nouveau Marche, within eight days of the court’s Order (“filing deadline”) and (ii) if the Company has not filed with the COB its 2002 reference document by the filing deadline, to pay a fine of 1,500 Euros for each day until it files its 2002 reference document with the COB. The Company has not prepared and filed its 2002 reference document due to the substantial cost of doing so. The Company intends to file an appeal of the Order. In addition, the Company is attempting through discussions with the COB to resolve these filing issues and avoid the payment of any fines. In the event the Company fails to resolve these issues with the COB, the Company may incur substantial costs and fines. No assurances can be given that the Company will be able to settle this matter with the COB, or if it does settle this matter with the COB, it will do so on terms favorable to the Company. The Company intends to seek the delisting of its stock from trading on the Nouveau Marche.

Other matters: An issuance of 94,961 shares of common stock at approximately $0.20 per share is expected to take place in the fourth quarter of 2003 in settlement of an accounts payable debt of $19,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. These forward-looking statements include, without limitation, the statements herein regarding the Company’s expectation to incur operating losses for the foreseeable future and that losses and expenses may fluctuate from quarter to quarter; the Company’s expectation that it will expend capital resources for the continuation of operations; the Company’s expectation to incur research and development expenses and that its sales and marketing expenses may increase; the possibility that capital resources may be used for the acquisition of complementary businesses, products or technologies; the Company’s beliefs regarding its future capital requirements; the Company’s belief that its existing and new products and technologies show considerable promise; the Company’s belief that another shipment of bSOD will occur in the fourth quarter of 2003; the Company’s ability to resolve outstanding issues with the COB; the Company’s intention to delist its shares from trading on the Nouveau Marche; and the Company’s belief that the unavailability of additional capital could cause the Company to cease or curtail its operation and/or delay or prevent the development and marketing of the Company’s existing products and potential pharmaceutical/nutraceutical products. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, including, without limitation, those set forth in the section entitled “RISK FACTORS” below, could cause actual results or outcomes to differ materially from current expectations: the possible inability to obtain additional financing; uncertainties relating to patents and proprietary information; the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; achievement of product performance specifications; the ability of new products to compete successfully in either existing or new markets; the effect of product or market development activities; availability and future costs of materials and other operating expenses; competitive factors; and the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase the Company’s products. The Company disclaims any obligation subsequent to this report on Form 10-QSB to revise or update forward-looking statements contained herein to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Property, plant and equipment is stated at cost. Depreciation of equipment is computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of five years or the remaining lease term. Depreciation expense for the years ended December 31, 2002 and 2001 were $81,000 and $98,000, respectively.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2003

COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

The Company’s revenues for the quarters ended September 30, 2003 and 2002 were as follows:

	2003	2002
Research assays	$553,000	$423,000
Other	7,000	3,000

	$560,000	$426,000

Sales of research assays increased by $130,000, or 31%, from $423,000 in the third quarter of 2002 to $553,000 in the third quarter of 2003 due primarily to an increase in sales volumes.

Costs and Expenses

Cost of revenues was $241,000, or 57% of revenues, for the third quarter of 2002. Cost of revenues was $255,000, or 46% of revenues, for the third quarter of 2003. The decrease in the cost of sales as a percentage of sales is due primarily to a reduction in the cost of manufacturing.

Gross profit for the third quarter of 2002 was $185,000, or 43% of revenues, and increased in the third quarter of 2003 to $305,000, or 54% of revenues. This change is due primarily to the reduction in the cost of materials.

Research and development expenses decreased from $154,000, or 36% of revenues, in the third quarter of 2002 to $86,000, or 15% of revenues, in the third quarter of 2003. The decrease in research and development expenses resulted from a reduction in the Company’s therapeutic drug development efforts.

Selling, general and administrative expenses increased from $327,000, or 77% of revenues, in the third quarter of 2002 to $359,000, or 64% of revenues, in the third quarter of 2003. This increase is primarily due to expenses related to the development of the animal health profiling program. The decrease in the percentage of revenues of selling, general and administrative is due to an increase in revenues.

Net Loss

The Company continued to experience losses in the third quarter of 2003. The third quarter 2003 net loss of $144,000 ($0.01 per share-basic and diluted) was $154,000 (48%) less than the $298,000 ($0.03 per share-basic and diluted) net loss for the third quarter of 2002. The decrease in the net loss is primarily due to an increase in gross profit of $120,000 and reduced research and development expenses ($68,000) offset by increased selling, general and administrative expenses ($32,000).

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2003

COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

The Company’s revenues for the nine-month periods ended September 30, 2003 and 2002 were as follows:

	2003	2002
Research assays	$1,517,000	$1,181,000
Bovine superoxide dismutase (bSOD) for research and human use	242,000	380,000
Other	11,000	14,000

	$1,770,000	$1,575,000

Sales of research assays increased by $336,000, or 28%, from $1,181,000 in the first nine months of 2002 to $1,517,000 in the first nine months of 2003. This increase was due primarily to an increase in sales volumes.

Sales of bSOD in the first nine months of 2003 and 2002 consisted of one shipment of bulk bSOD to the Company’s Spanish licensee. Sales of bSOD in 2002 came in one order shipped in the first nine months of 2002 ($380,000). The Company expects that sales of bSOD in 2003 will be split into two equal shipments; one which occurred in the first nine months of 2003 ($242,000) and another shipment expected to occur in the fourth quarter of 2003. Future sales of bulk bSOD beyond 2003 are largely dependent on the needs of the Company’s Spanish licensee. Because such needs are uncertain and difficult to predict, no assurance can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Costs and Expenses

Cost of product sales for the first nine months of 2002 was $916,000, or 58% of revenues, compared to $933,000, or 53% of revenues for the first nine months of 2003. This decrease in the cost of sales as a percentage of sales is due primarily to a reduction in the cost of manufacturing.

Gross profit for the first nine months of 2002 was $659,000, or 42% of revenues. Gross profit for the first nine months of 2003 was $837,000, or 47% of revenues. This change is due primarily to the reduction in the cost of materials.

Research and development expenses decreased from $350,000 in the first nine months of 2002 to $262,000 in the first nine months of 2003. Research and development expense as a percentage of revenues were 22% in the first nine months of 2002 compared to 15% in the first nine months of 2003 primarily due to a reduction in the Company’s therapeutic development efforts.

Selling, general and administrative expenses increased by $125,000, from $1,019,000, or 65% of revenues, in the first nine months of 2002 to $1,144,000, or 65% of revenues, in the first nine months of 2003. The increase is primarily the result of the Company’s investment in its animal health profiling program.

Other Income

During the first quarter of 2003, the Company sold its equity interest in Caprius Inc., resulting in other income of $8,000. During the first quarter of 2002, in association with the closing of the Company’s instrument manufacturing facility in 2001, the Company settled certain trade payables with creditors resulting in other income of $62,000.

Net Loss

The Company continued to experience losses in the first nine months of 2003. The first nine months of 2003 net loss of $571,000 ($.04 per share-basic and diluted) was $86,000 less than the $657,000 ($.07 per share-basic and diluted) net loss for the first nine months of 2002. The decrease in the net loss is primarily due to an increase in revenues partially offset by the investment in the animal health profiling program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased during the first nine months of 2003 by $295,000, from $284,000 at December 31, 2002 to a deficit of $11,000 at September 30, 2003. The decrease in working capital resulted primarily from the net loss of $571,000 adjusted for depreciation and amortization.

Cash and cash equivalents decreased from $424,000 at December 31, 2002 to $238,000 at September 30, 2003. This decrease of $186,000 is primarily due to the $326,000 used for operations offset by proceeds from exercised warrants during the first nine months of 2003.

The Company expects to incur operating losses for the foreseeable future. These losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2002, includes an explanatory paragraph referring to the Company’s ability to continue as a going concern. The Company anticipates that it will expend capital resources for the continuation of operations (marketing, product research and development, therapeutic and nutraceutical development). Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company’s future capital requirements will depend on many factors including: continued marketing and scientific progress in the Company’s research and development programs; the magnitude of such programs; the success of pre-clinical and potential clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; the cost of complying with the requirements of the French COB; technological competition and market developments; the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements.

The Company has incurred losses in each of the last six years. As of September 30, 2003, the Company has an accumulated deficit of $59,274,000. The Company expects to incur operating losses for the foreseeable future. The Company needs to raise additional capital for continuing operations of the health products segment and to complete the Company’s contemplated drug development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing and potential products.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

As a consequence of the sale of its common stock to French and other European investors in 1997, the Company’s common stock is listed on the Nouveau Marche in France. The Company has been notified that the Paris lower court (Tribunal de grande instance de Paris) on November 12, 2003, issued an order (the “Order”) requiring the Company (i) to file its 2002 reference document as required under French law and the regulations of the Commission des Operations de Bourse (the “COB”), the French securities regulatory agency overseeing the Nouveau Marche, within eight days of the court’s Order (“filing deadline”) and (ii) if the Company has not filed with the COB its 2002 reference document by the filing deadline, to pay a fine of 1,500 Euros for each day until it files its 2002 reference document with the COB. The Company has not prepared and filed its 2002 reference document due to the substantial cost of doing so. The Company intends to file an appeal of the Order. In addition, the Company is attempting through discussions with the COB to resolve these filing issues and avoid the payment of any fines. In the event the Company fails to resolve these issues with the COB, the Company may incur substantial costs and fines. No assurances can be given that the Company will be able to settle this matter with the COB, or if it does settle this matter with the COB, it will do so on terms favorable to the Company. The Company intends to seek the delisting of its stock from trading on the Nouveau Marche.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Exhibits and Reports on Form 8-K.

(a)	Exhibits – See Exhibit Index on page 20.

(b)	Form 8-K Reports:

On July 18, 2003 the Company furnished a Report on Form 8-K stating that on July 17, 2003, the Company released a public press statement announcing its financial results for quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

November 14, 2003	By	/s/ RAY R. ROGERS

Ray R. Rogers Chairman, President and Chief Executive Officer

November 14, 2003	By	/s/ SHARON ELLIS

Sharon Ellis Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002