Form 10KSB
period 2003-12-31
OXIS INTERNATIONAL INC
filed 2004-03-26
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-8092

OXIS International, Inc.

A Delaware corporation

I.R.S. Employer Identification No. 94-1620407

6040 N. Cutter Circle, Suite 317

Portland, OR 97217

Telephone: (503) 283-3911

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for its fiscal year ended December 31, 2003 were $2,740,000.

Aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of March 1, 2004 was $17,000,609.28.

Number of shares outstanding of Registrant’s common stock as of March 1, 2004: 26,563,452 shares.

Certain of the information required by Part III of this Form 10-KSB is incorporated by reference to portions of the Company’s definitive form of Proxy Statement which will be filed with the Commission during April 2004 with respect to the Company’s Annual Meeting of Shareholders scheduled for June 2004.

PART 1

The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding: (i) the Company continuing to refocus with the objective of maximizing current operations and increasing the value of its therapeutic ethical and nutraceutical product portfolio; (ii) the Company focusing on and intensifying its efforts to consummate the successful development of pharmaceutical/nutraceutical relationships and/or strategic partnerships with larger companies; (iii) the Company’s intention to increase the value of its OXIS Health Products, Inc. portfolio by the filing of new patent applications related to its current products under development, through new acquisitions and expanded marketing efforts in both commercial and research aspects; (iv) the Company’s belief that its assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy; (v) the Company’s intention not to seek approval for human use bSOD in the U.S. and its intention to sell bulk bSOD only to the extent there is demand for it; (vi) the Company’s anticipation of a positive resolution of the FDA’s questions concerning the use of Palosein and the possibility of future sales of Palosein to the veterinary market; (vii) the Company’s expectation of incurring operating losses for the foreseeable future which should be smaller than they have been in preceding periods, but that losses and expenses could increase and fluctuate from quarter to quarter as the Company expands its development activities; (viii) the Company’s estimates that there are more than 10,000 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research assays; (ix) the Company’s plans to work with key feeding companies to determine the economic significance of the animal health profiling program to manage high risk cattle; (x) the Company’s plan to continue attempts to validate and commercialize the use of Company products for cattle respiratory disease management; (xi) the Company’s expectation that that the test for cattle respiratory disease management could be ready to market during the first or second quarter of 2004; (xii) the Company’s belief that it has a limited risk of over reliance on any supplier; (xiii) the Company’s statement that it would continue to research and develop, where possible, selected therapeutics classes of antioxidant small molecules currently under development; (xiv) the Company’s statement that the additional capital it received from the January 12, 2004 bridge loan will allow the Company to continue operating in accordance with its current plans for 2004; (xv) the Company’s belief that its new products and technologies show considerable promise; and (xvi) the Company’s statement that its ability to realize significant revenues from new products and technologies is dependent upon the Company’s success in developing business alliances with nutraceutical/pharmaceutical and/or health related companies to develop and market these products.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include risks and uncertainties detailed throughout this Annual Report, and in particular in the “Risk Factors” section at the end of “Item 6, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.” Such factors include, but are not limited to, the following cautions: (1) the Company may not be able to obtain necessary financing; (2) Axonyx Inc.’s concentration of voting power permits it to control all matters affecting the Company, and such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination or could complicate or prohibit certain financing of the Company by the Axonyx affiliate group; (3) if the Company is unable to develop and maintain alliances with collaborative partners, the Company may have difficulty developing and selling the Company’s products and services; (4) uncertainties exist relating to issuance, validity and ability to enforce and protect patents, other intellectual property and certain proprietary information; (5) the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; (6) the Company’s products may not meet product performance specifications; (7) new products may be unable to compete successfully in either existing or new markets; (8) availability and future costs of materials and other operating expenses; (9) the uncertain performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase the Company’s products; (10) the Company’s dependence on a single supplier for its bSOD product could limit sales of its bSOD product; and (11) the potential for exposure to liability due to product defects. These cautionary statements should be considered in the context of such factors, as well as those disclosed from time to time in the Company’s Reports on Forms 10-QSB and 8-K. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

ITEM 1.    BUSINESS

Introduction.

OXIS International, Inc. (“OXIS” or “the Company”) is a biopharmaceutical/nutraceutical company engaged in the development of research diagnostics, nutraceutical and therapeutic products, which include new technologies applicable to conditions and/or diseases associated with oxidative stress. The Company also markets and sells chemical compounds to customers in the United States and Europe. Oxidative stress is associated with an excess of free radicals, reactive oxygen species (“ROS”), and/or a decrease in antioxidant levels with a resultant development of tissue or organ damage.

The Company’s corporate offices and assay manufacturing facilities are located in a 15,000 sq. ft. facility at 6040 N. Cutter Circle, Suite 317, Portland OR 97217.

In 1965 Diagnostic Data, Inc. was incorporated in the State of California. The Company changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994 the Company merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. In 1995 the Company acquired Therox Pharmaceuticals, Inc.; and in 1998 it acquired Innovative Medical Systems Corp.

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

The Company derives revenues primarily from sales of products from its wholly owned subsidiary, OXIS Heath Products, Inc., which includes the sale of research assays, fine chemicals such as Ergothioneine to the cosmetics industry and researchers, and bovine superoxide dismutase (SOD) for human clinical use in Spain. The Company’s diagnostic products include twenty-eight assays to measure markers of oxidative stress.

The Company’s lead therapeutic drug candidate, BXT-51072, completed a Phase IIA clinical trial in inflammatory bowel disease (IBD) in 1999 and further clinical studies continue to be reviewed. Two other therapeutic programs are in the pre-clinical stage of development.

OXIS continues to refocus with the objective of maximizing current operations and increasing the value of its therapeutic ethical and nutraceutical product portfolio. This portfolio includes, but is not limited to, three classes of small molecular weight antioxidant molecules and a SOD product for veterinary research and human clinical application in Spain. The Company will focus on and intensify its efforts to consummate successful development of pharmaceutical/nutraceutical relationships and/or strategic partnerships with larger companies in the industry. The Company intends to increase the value of their OXIS Health Products, Inc. portfolio by the filing of new patent applications related to its current products under development, through new acquisitions and expanded marketing efforts in both commercial and research aspects. No assurance can be given that the Company’s efforts at refocusing its business will generate the results anticipated by the management of the Company or will in the future be favorable to the Company.

Commercial Health Products.    Government regulation in the United States and certain foreign countries today is not currently a significant factor in the Company’s health products business. In the United States, the products the Company currently sells and its current manufacturing practices are not subject to regulation by the United States Food and Drug Administration (“FDA”) pursuant to the Federal Food, Drug and Cosmetic Act as it relates to research products.

Therapeutic Development.    Therapeutic development is regulated by the FDA and all of the Company’s therapeutic development is in compliance with these regulations at this stage.

Patents and Trademarks.

The Company has an extensive portfolio of patents for diagnostic assays and several novel series of molecules to detect, treat and monitor diseases associated with damage from free radicals and ROS. This portfolio provides opportunities for the Company to apply its technologies to a wide range of diseases and conditions of oxidative stress.

Currently, the Company has strong patent protection with over 45 currently issued or pending patents internationally. Patent coverage includes aspects of all three of the Company’s families of molecules currently under development. During 2004, the Company may choose to abandon certain issued United States and international patents that it deems to be of lesser importance to the strategic direction of the Company, in an effort to preserve its financial resources.

Marketing.

During 2003, the Company continued to market its research products to professional scientists in academia, industry and government through its OXISResearch catalog. The Company’s marketing program is centered on targeting medical, environmental and various industry audiences interested in oxidative and nitrosative stress. Primary vehicles for this purpose include printed literature, the OXISResearch website and attendance at conferences targeting neuroscience, cancer, cardiac and nutritional researchers, among others.

During 2003, the Company continued to strengthen its international distribution network by adding new distributors around the world. The distribution partners are exclusively focused on sales of research products in the life science market.

Competition.

The biopharmaceutical/nutraceutical and research assay industries are in a highly competitive arena. Competition in most of the Company’s primary current and potential market areas (large pharmaceutical/nutraceutical companies, research diagnostic companies, universities and research institutions) is intense and expected to increase.

The main commercial competition at present is represented but not limited to the following three companies: Randox, Cayman Chemical and Assay Designs. These companies work in the same market place but none of them has a marketing edge over the other at this time. Relative to the Company, many of these entities may have substantially greater capital resources, research and development staffs, facilities, as well as greater expertise manufacturing and making products. In addition, these companies, as well as others, may have or may develop new technologies or use existing technologies that are, or may in the future be, the basis for competitive products.

Commercial Health Products.

Revenues from sales of the Company’s research diagnostic assays and fine chemicals comprised 75% of total revenues in 2003, and 73% of total revenues in 2002. Certain key products are described below in this subsection.

Oxidative Stress Research Products.    The Company offers more than 100 research products for sale including:

Assays for markers of oxidative and nitrosative stress

Antibodies

Enzymes

Controls

The Company continues to offer a few specialty/proprietary antioxidants and specialty chemicals but product development focus and support are directed at assays, antibodies and enzymes in the area of oxidative and nitrosative stress.

The primary technology foundation for the research product line is twenty-eight assay test kits, which measure key markers in free radical biochemistry (markers of oxidative stress). Specifically, these assays measure levels of general and specific antioxidant activity, oxidative alterations to organic lipid, protein and DNA substrates, and pro-oxidant activation of specific white blood cells.

These assay kits utilize either chemical (colorimetric) or immunoenzymatic (EIA) reactions that can be read using laboratory spectrophotometers and microplate readers, respectively. The Company believes its assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy.

The assays for markers of oxidative stress are currently being sold both directly by the Company and through a network of distributors to researchers primarily in Europe, Japan and the United States. The Company estimates that there are more than 10,000 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research assays. Nineteen of the Company’s research assays are manufactured at the facility in Portland, Oregon. The others are manufactured pursuant to private label agreements.

The Company’s assays for markers of oxidative stress are generally protected by trade secrets, and to some extent, patents. Four U.S. patents have been issued with respect to these assays. The oxidative stress assays are sold under the registered trademark “Bioxytech®.”

Animal Health Profiling.    In 2002 the Company began investigating the potential commercial application of several of its assays to the prediction of susceptibility to disease in cattle. The beef industry attributes over $1 billion per year in losses to disease. In 2003 the Company continued to collect blood samples from over 4,000 head of cattle in commercial feedlots. Complete records of all morbidity, mortality, treatment costs and weight gain were retained for these cattle. Upon slaughter of the cattle, carcass data and lung lesions were recorded. The Company then compared these health and production parameters with various oxidative stress biomarkers that are used in the animal health profiling model. From the compiled data a strong and statistically significant relationship between oxidative stress and respiratory disease in cattle was demonstrated. The health parameters that were of significance are: first treatment for respiratory disease, total number of respiratory treatments and respiratory deaths. Production parameters of significance were ADG (average daily gain) and HCW (hot carcass weight). In 2004, the Company plans to work with key feeding companies to determine the economic significance of the animal health profiling program to manage high risk cattle. With the discovery in the United States on December 23, 2003 of a single case of Bovine Spongiform Encephalopathy (“BSE”), commonly known as “mad cow disease,” the beef industry became by necessity more sensitive to the consumer’s concerns about the beef industry. Policies including mandatory individual identification, live animal testing, and overall beef safety have created new awareness for management tools such as the Company’s animal health profiling program. The Company will continue its attempts to validate and commercialize the use of its test for cattle respiratory disease management. In addition, the Company has also taken steps to look at relationships of oxidative stress to prion diseases such as BSE in cattle. The Company expects that this new service could be ready to market during the first or second quarter of 2004. However, no assurances can be given that this service will be available on such a schedule or that this service will be successful.

Myeloperoxidase (MPO).    Another research assay with commercial potential is the Company’s myeloperoxidase assay kit (“MPO”). In 2003, the total economic cost of cardiovascular disease is estimated at $129.9 billion by the Heart Disease and Stroke Statistics, 2003 Update. Early detection of cardiovascular disease may not only contribute to health and wellness, but also may reduce skyrocketing health care costs. In the fourth quarter of 2003 MPO was used in a study that potentially demonstrates the role of oxidative stress in cardiovascular disease. Currently, biomarkers used for myocardial infarction present significant limitations in predictive quality due to variability of patient population, the range for abnormal test results, and other factors. In contrast, blood plasma MPO levels, as measured by the Company’s MPO kit with the Company’s own monoclonal antibody, appear to be a better predictor of patients at risk for cardiac events before they occurred, according to the New England Journal of Medicine report. The Company intends to pursue the development of the MPO assay and the possibility of FDA diagnostic approval. The Company has plans for a commercial myeloperoxidase product by the end of 2004; however, no assurances can be given that the commercial product will be available on such a schedule or that the commercial product will be successful.

Bovine Superoxide Dismutase (bSOD).    Revenues from sales of bulk bovine SOD (bSOD) comprised approximately 21% of the Company’s total revenues in 2003 and 19% of the Company’s total revenues in 2002. Commercial-scale manufacture and quality control of bulk bSOD, as well as subsequent quality control and processing of United States Department of Agriculture-inspected edible beef liver into highly purified bulk bSOD requires a complex, multi-step process. The Company has significant knowledge regarding the manufacture of bSOD that is protected through trade secrets and proprietary know-how.

The Company’s patents protecting the manufacture of bSOD have expired. Expiration of the Company’s patents may enable other companies to benefit from research and development efforts of the Company, but such other companies would still lack the benefits of the Company’s unpatented trade secrets and know-how or unpublished pre-clinical or clinical data.

The Company sells bulk bSOD for human use outside the United States, but does not market dosage forms of bSOD for human use. The Company does not currently intend to seek approval for human use of bSOD in the United States for any indication and only intends to sell bulk bSOD to the extent that there is a demand for it. Palosein® is OXIS’ registered trademark for its veterinary brand of bSOD. Palosein® is indicated for acute and chronic inflammatory conditions in equine and canine animals. OXIS is in the process of revising, updating and modernizing the Palosein testing procedures and revalidating its manufacturing procedures to meet new requirements requested by the FDA to re-market the product in the U.S. and Europe. The Company will respond to all of the FDA’s questions and will be using appropriate experts in the field, as needed. We anticipate positive resolution of this matter and selling this product to the veterinary market in the future. However, no assurances can be given regarding the success of this product.

Although there are other sources of bSOD and other laboratory and pilot-scale processes to produce bSOD, the Company believes that it is the only company manufacturing bSOD on a commercial scale for pharmaceutical uses. The Company maintains a single contracted supplier for bSOD. There is the only one manufacturer of bSOD worldwide, using the Company’s proprietary information and know how. If this company were to halt manufacturing bSOD, it could cause an interruption of sales.

A European customer, which distributes bSOD for human use, has been responsible for a significant portion of the Company’s revenues in recent years. Sales of bSOD to this customer were $562,000, or 21% of the Company’s revenues in 2003 and $380,000, or 19%, of the Company’s revenues in 2002.

Ergothioneine.    The Company sells Ergothioneine to selected customers as a compound used in the cosmetics industry. Sales of Ergothioneine were $333,000 in 2003 and $85,000 in 2002.

Raw Material Suppliers.    No major supplier represents more than 20% of Company’s purchases, and the Company believes there is limited risk of over reliance on any supplier. The Company believes that its list of suppliers constitutes proprietary information and publicly announcing the list could be detrimental to the Company’s competitive position.

Research and Development

Research and development expenses were $369,000 and $463,000 for the years ended December 31, 2003 and 2002, respectively.

The Company’s lead therapeutic drug candidate, BXT-51027, completed a Phase IIA clinical trial in inflammatory bowel disease (“IBD”) in 1999. Further clinical studies have been reviewed but due to financial constraints no further work has been completed.

The Company will continue to research and develop, where possible, selected therapeutics classes of antioxidant small molecules currently under development. These classes are chemically diverse and represent the major molecules with antioxidant activity present in nature—catalysts, lipid soluble membrane antioxidants and thiols.

Much of the Company’s future growth would likely depend on potential products that are in research and development and no material revenues have been generated to date from sales of these potential products. The pre-clinical work for one potential new therapeutic/nutraceutical product is completed, and the clinical development stage has commenced. In addition, the Company is in the final stages of completing testing on a commercial application for animal health profiling (the cattle industry). No assurance can be given that the Company’s product development efforts will be successfully completed, that regulatory approvals will be obtained if required, or that any such products, if developed and introduced, will be successfully marketed. If the Company does not successfully introduce new products, the revenues and results of operations will be materially adversely affected.

Employees.

As of December 31, 2003, the Company had fifteen full time employees in the United States. None of the Company’s employees are subject to a collective bargaining agreement. The Company has never experienced a work interruption.

Foreign Operations and Export Sales.

Revenues attributed to countries based on the location of customers:

	2003	2002
Spain	$596,000	$402,000
France	$259,000	$106,000
Japan	$333,000	$155,000
Korea	$67,000	$40,000
United Kingdom	$39,000	$42,000
Other foreign countries	$207,000	$195,000

ITEM 2.    PROPERTIES.

The Company occupies, pursuant to leases expiring in November of 2004, office, laboratory and manufacturing space in Portland, Oregon, which is shared by the Company’s health products and therapeutic development segments.

Although the premises currently occupied are suitable and in adequate condition for the Company’s present requirements, the Company believes that other equally suitable premises are readily available.

The Company does not have a real estate investment policy since the Company does not make any such investments.

ITEM 3.    LEGAL PROCEEDINGS.

In 1997, the Company completed an offering of its common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. The Company has been notified that a Paris lower court (Tribunal de grande instance de Paris) on November 12, 2003, issued an order (the “Order”) requiring the Company (i) to file its 2002 Document de Reference (“2002 Reference Document”) as required under French law and the regulations of the Autorité des marchés financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, within eight days of the court’s Order (“filing deadline”) and (ii) if the Company has not filed with the AMF its 2002 Reference Document by the filing deadline, to pay a fine of 1,500 Euros for each day until it files its 2002 Reference Document with the AMF. The AMF is also engaged in a separate pending investigation relating to the Company’s financial information disclosure since December 1, 1999 (the “Investigation”). Since issuance of the Order, the Company has since filed its 2002 Reference Document with the AMF and is in the process of responding to comments from the AMF regarding that filing. The Company has also appealed the Order to the extent that it imposes fines on the Company. Meanwhile, the Company continues discussions with the AMF to resolve these filing issues and the Investigation and avoid the payment of any fines. In the event the Company fails to resolve these issues with the AMF, the Company may incur further substantial costs and fines. No assurances can be given that the Company will be able to settle these matters with the AMF, or if it does settle these matters with the AMF, that it can do so on terms favorable to the Company. The Company intends to seek the delisting of its stock from trading on the Nouveau Marché.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of 2003 to a vote of security holders, through solicitation or proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Company’s common stock continues to be traded in the Over-The-Counter Bulletin Board and remains listed in France on the Nouveau Marche.

The quotations are reflective on inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. Previous quarterly high and low sales prices of the Company’s common stock on the over-the-counter board are as follows:

	2003				2002
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
High	$0.72	$0.51	$0.58	$0.21	$0.19	$0.25	$0.28	$0.26
Low	$0.20	$0.22	$0.12	$0.12	$0.11	$0.12	$0.21	$0.10

The Company has an estimated 4,500 shareholders, including approximately 3,500 shareholders who hold their shares in street name. The Company utilizes its assets to develop its business and, consequently, has never paid a dividend and does not expect to pay dividends in the foreseeable future.

On March 7, 2002, the Company consummated the sale of 1.5 million shares of its Series F preferred stock to Meridian Financial Group L.L.P. (“Meridian”) at a price of $1 per share, paid in cash. Each share of Series F preferred stock was initially convertible into ten (10) shares of the Company’s common stock. As part of the sale, the Company also issued a warrant granting Meridian the right to purchase up to 1.5 million shares of common stock at $1.00 per share. In June 2003, Meridian converted its shares of Series F Preferred Stock into 15,000,000 shares of the Company’s Common Stock and distributed such shares, and the 1,500,000 warrants, to its members/investors and to Triax Capital Management, Inc. (“Triax”) as managing member. Triax in turn distributed its shares of the Company’s Common Stock allocated to it as its managing member to its shareholders.

During July 2003, the board of directors of the Company agreed to unilaterally offer to all holders of warrants a reduced exercise price for a limited period of time. The exercise price for these warrants was reduced to $0.20 per shares, and maturity date for 598,449 warrants issued in 1998 was extended to August 11, 2003. The exercise price for these warrants was previously $1.00 per share. All warrants issued prior to July 1998 have lapsed and were not affected by this board action. The decrease of exercise price did not result in any change to the outstanding value of the warrants. Pursuant to the offered reduced exercise price, a total of 1,133,000 warrants were exercised at an aggregate purchase price of $226,600. As part of the offer, with each share of stock issued one new warrant was issued having a $1.00 exercise price and a two-year life.

On January 9, 2004, the Company completed a private placement of securities (the “Bridge Loan Transaction”), pursuant to which (i) certain investors paid to the Company $570,000 in the aggregate, (ii) the Company issued promissory notes to the investors in principal amount of $570,000 in the aggregate, which promissory notes are convertible in due course into up to 1,425,000 shares of the Company’s common stock or into up to 3,800,000 shares of Common Stock in the event of a default by the Company, and (iii) the Company issued warrants to the investors exercisable for up to 1,250,000 shares of Common Stock at an exercise price of $0.50 per share.

Throughout the first ten weeks of 2004, Axonyx Inc. acquired a controlling position in the Company’s outstanding voting stock. Under the terms of the agreements with several of the Company’s shareholders (including shareholders that received stock directly or indirectly from Meridian and/or Triax as referenced above), Axonyx acquired approximately 14 million shares of the Company’s common stock, representing approximately 52.4% of the Company. Together with shares of Company common stock currently held by Marvin S. Hausman, M.D., Axonyx’s Chairman and CEO, the Axonyx affiliated group controls approximately 56.8% the Company’s voting stock.

In connection with such acquisitions of Company common stock, representatives of Axonyx expressed their intent to have discussions with management and with members of the Company’s Board of Directors about possible changes in management and on the Board and about strategies for maximizing and enhancing shareholder value. The Company and Axonyx discussed implementation of Axonyx’s intent to change the composition of the Board, and reached an understanding with respect thereto (the “Understanding”). On March 10, 2004, Company directors William G. Pryor, Ted Ford Webb and Thomas M. Wolf resigned from the Company’s Board of Directors, effective upon the satisfaction of certain conditions and at the later of: (i) 8:00 p.m. (Pacific) on the day following the filing with the Securities and Exchange Commission of the Company’s Report on Form 10-K for the year ending December 31, 2003; and (ii) 8:00 p.m. (Pacific) on the tenth day after the Company has filed with the SEC, and transmitted to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors (“Shareholders”), an information statement meeting the requirements of Rule 14f 1 (the “Information Statement”). Shortly after receipt of such resignations, the Company’s Board of Directors on March 10, 2004 appointed each of Gosse Bruinsma, Colin Neill, Gerard Vlak and Steven Ferris to serve as a director of the Company effective at the later of: (i) 8:01 p.m. (Pacific) on the day following the filing with the Securities and Exchange Commission of the Company’s Report on Form 10-K for the year ending December 31, 2003; and (ii) 8:01 p.m. (Pacific) on the tenth day after the Company has filed with the SEC and transmitted to all Shareholders the Information Statement.

The following is a summary of the Company’s equity compensation plans at December 31, 2003:

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted- average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	3,707,911	$0.89	3,542,089
Equity compensation plan not approved by security holders	—	$—	—

Total	3,707,911		3,542,089

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company expects to have smaller losses in 2004 but can give no assurance as to when and if it will become profitable. The Company’s research and development expenses are expected to continue as the Company continues testing. These losses and expenses may increase and fluctuate from quarter to quarter as the Company expands its development activities. There can be no assurance that the Company will achieve profitable operations.

Additional capital was received in the form of a bridge loan, convertible to equity, on January 12, 2004 in the amount of $570,000. The Company believes that these funds will allow the Company to continue operating in accordance with its current plans for 2004. If the Company is able to generate additional funding through an increase in revenues, additional borrowings or equity financings during 2004, it intends to fund the development and expansion of the programs described herein. If the Company is unable to fund its operations with the capital available and is unable to raise additional money, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2003 includes an explanatory paragraph expressing doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. For more information concerning the Company’s ability to continue as a going concern, see Note 1 to the consolidated financial statements.

While the Company believes that its new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company’s success in developing business alliances with biotechnology/pharmaceutical and/or health related companies that have the required resources to develop and market certain of these products. There is no assurance that the Company’s effort to develop such business alliances will be successful.

The Company’s significant accounting policies are noted in Note 2 of the Company’s Consolidated Financial Statements.

Results of Operations

Revenues

The Company’s revenues for the past two years consisted of the following:

	2003	2002
Research assays and fine chemicals	$2,056,000	$1,489,000
Medical instruments	12,000	17,000
bSOD for research and human use	562,000	380,000
Other	110,000	164,000

Total sales	$2,740,000	$2,050,000

In 2003, sales of research assays and fine chemicals increased by $567,000 to $2,056,000, a 38% increase over the 2002 sales of $1,489,000. This increase is due primarily to increased sales volumes of Ergothioneine and the Company’s Myeloperoxidase assay.

Revenue from medical instruments in 2003 and 2002 was derived from an inventory purchase and royalty agreement entered into in 2001. This agreement terminated in 2003, and no further revenue will be generated from this agreement. This concluded all transactions and activity for medical instruments.

Sales of bSOD have been made primarily to the Company’s Spanish licensee. In 2003, sales of bulk bSOD increased by $182,000 to $562,000 from $380,000 in 2002. Future sales of bulk bSOD in 2004 and beyond are largely dependent on the needs of the Company’s Spanish licensee, which are uncertain and difficult to predict, and no assurances can be given that the Company will continue to sell bulk bSOD to its Spanish licensee.

Other revenue represents primarily royalty income, which concluded in 2003.

Costs and Expenses

Cost of revenue (sales) for research products decreased by 3% to 47% in 2003 due to improvements in efficient use of materials and supplies. Cost of revenue recorded for the new animal health profiling program brought the net decrease in cost of revenue to 55%. Total cost of revenue decreased 1% from 56% in 2002 to 55% in 2003.

Research and Development costs were $463,000 in 2002 and decreased to $369,000 in 2003, resulting in a decrease of $94,000, primarily as a result of a reduction in research and development activity by the Company’s health products ($40,000) and therapeutic ($37,000) segments as necessitated by the Company’s lack of capital.

In 2003, sales, general and administrative expenses increased by $328,000, from $1,320,000 in 2002 to $1,648,000 in 2003. This increase is primarily due to expenses related to the development of the animal health profiling program ($124,000), increased legal expenses due to the French stock exchange matter ($84,000), a new contract with a public relations firm ($60,000), a new contract with an equity investment firm ($38,000) and an increase in director and officer insurance premiums ($14,000).

Interest Income and Expense

The net interest income decreased by $6,000 in 2003 from 2002 due primarily to the reduction of the Company’s cash balance.

Liquidity and Capital Resources

The Company, on a consolidated basis, had cash and cash equivalents of $372,000 and $424,000 at December 31, 2003 and 2002, respectively.

Net cash used in operations was $229,000 in the year ended December 31, 2003. During 2002 net cash used in operations was $1,008,000.

Net cash used in investing activities in 2002 was $180,000 and $98,000 in 2003 and was primarily related to purchases of property, plant and equipment and additions to patents.

The net cash provided by financing activities in 2002 was $1,406,000. This was a result of repayments of long-term and short-term debt of $94,000 and the receipt of the net proceeds from the issuance of stock and warrants in the amount of $1,500,000. Net cash provided by financing activities in 2003 was $247,000, which is the result of proceeds from the exercise of warrants and stock options.

Net Loss

The Company incurred net losses in 2003 and 2002, and expects smaller losses in the future but can not predict profitability in the foreseeable future. The Company’s net loss decrease of $31,000 to $791,000 is due primarily to a reduction of $233,000 in reduction of cost of revenue and research and development expenses partially offset by an investment of $200,000 in the animal health profiling program.

The Company expects to incur a net loss for 2004. If the Company develops substantial new revenue sources or if additional capital is raised through further sales of securities, the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term profit margins. If the Company is unable to raise sufficient additional capital or to develop new revenue sources, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

Risk Factors.

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and others are discussed elsewhere in this Annual Report on Form 10-KSB.

The Company’s future profitability is uncertain.

The Company has scaled down its operations and is moving in new directions. Although the Company has been able to reduce its operating losses in recent years, the Company incurred net losses of $791,000 in 2003 and $822,000 in 2002, the Company cannot predict its ability to continue cost reductions or achieve profitability with its limited capital resources. The Company research and development expenses are expected to increase if the Company obtains financing to develop potential products. These losses and expenses may increase and fluctuate from quarter to quarter as the Company expands its research and development and sales and marketing activities. There can be no assurance that the Company will ever achieve profitable operations.

Need for Additional Financing.

As of December 31, 2003, the Company had an accumulated deficit of approximately $59,494,000. Although the Company expects to incur a smaller operating loss during 2004, the Company currently does not have sufficient capital resources to complete the Company’s contemplated development and commercialization programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company, or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s potential products. In addition, the Company may choose to abandon certain issued United States and international patents that it deems to be of lesser importance to the strategic direction of the Company, in an effort to preserve its financial resources. In this regard, the report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2003 includes an explanatory paragraph raising doubts about the Company’s ability to continue as a going concern.

The Company’s future capital requirements will depend on many factors including the following:

•	continued scientific progress in the Company’s research and development programs and the commercialization of additional products;

•	the cost of our research and development and commercialization activities and arrangements, including sales and marketing;

•	the costs associated with the scale-up of manufacturing;

•	the success of pre-clinical and clinical trials;

•	the establishment of and changes in collaborative relationships;

•	the time and costs involved in filing, prosecuting, enforcing and defending patent claims;

•	the time and costs required for regulatory approvals; and

•	technological competition and market developments.

Axonyx Inc. acquired the voting power to control all matters affecting the Company.

Axonyx Inc. recently acquired approximately 52.4% of the issued and outstanding shares of the Company’s common stock. Marvin S. Hausman, M.D., Axonyx Chairman and CEO, separately holds an additional approximately 4.4% of the Company’s issued and outstanding shares of common stock. As a result, the Axonyx affiliated group has acquired the controlling interest in the Company.

As long as the Axonyx affiliated group owns a majority of the Company’s outstanding common stock, it will continue to be able to elect the Company’s entire board of directors. Other investors in the Company’s stock will not be able to affect the outcome of any shareholder vote. As a result, the Axonyx affiliated group will, in effect, have the ability to control all matters affecting the Company, including:

•	the composition of the Company’s board of directors and, through it, any determination with respect to the Company’s business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	acquisition of the Company or disposition of assets;

•	financing the Company;

•	the payment of dividends on Company common stock; and

•	determinations with respect to the Company’s tax returns.

In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to the Company’s shareholders. The Axonyx affiliated group is not prohibited from selling a controlling interest in the Company to a third party or a participant in the Company’s industry.

The Company may experience disruption or may fail to achieve any benefits in connection with the recent change in control.

The change in control to Axonyx involves substantial risks, including the following:

•	the Axonyx affiliated group has used its controlling position to affect Board composition, and may in the future use its controlling position to effect changes in management, entailing risk that such changes could harm the Company or that such directors and officers may prove less effective than current directors and management;

•	the potential inability to take advantage of anticipated synergies, economies of scale or other value arising from the relationship with Axonyx;

•	incurrence of time and expenses attendant to transactions that may or may not be consummated; and

•	difficulties in managing and coordinating operations at multiple venues, which, among other things, could divert management’s attention from other important business matters.

In addition, the Company and Axonyx are subject to certain provisions of Delaware law, which could delay, complicate or prevent a merger, tender offer or proxy contest involving the parties. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested shareholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested shareholder can receive benefits from the Company’s assets. The provisions could complicate or prohibit certain financing of the Company by the Axonyx affiliate group, or limit the price that other investors might be willing to pay in the future for shares of the Company’s common stock.

The Company’s principal shareholders, executive officers and directors own a significant percentage of the Company’s stock, and as a result, the trading price for the Company’s shares may be depressed and these shareholders can take actions that may be adverse to your interests.

As of December 31, 2003, the Company’s executive officers and directors, the Axonyx affiliated group and entities affiliated with them, beneficially own, in the aggregate, approximately 58.8% of the Company’s common stock. This significant concentration of share ownership may adversely affect the trading price for the Company’s common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

Further, the Company is unable to predict whether significant amounts of common stock will be sold in the open market in anticipation of, or following, any sale by Axonyx. The Company is also unable to predict whether a sufficient number of buyers will be in the market at that time. Any sales of substantial amounts of common stock in the public market by Axonyx, or the perception that such sales might occur, could harm the market price of the Company’s common stock.

If the Company is unable to develop and maintain alliances with collaborative partners, the Company may have difficulty developing and selling the Company’s products and services.

While the Company believes that the new products and technologies show considerable promise, its ability to realize significant revenues therefrom is dependent upon the Company’s success in developing business alliances with nutraceutical/pharmaceutical and/or health related companies to develop and market these products. To date, the Company has not established such business alliances and there can be no assurance that the Company’s effort to develop such business alliances will be successful. Further, relying on these or other alliances is risky to the Company’s future success because:

•	the Company’s partners may develop products or technologies competitive with the Company’s products and technologies;

•	the Company’s partners may not devote sufficient resources to the development and sale of the Company’s products and technologies;

•	the Company’s collaborations may be unsuccessful; or

•	the Company may not be able to negotiate future alliances on acceptable terms.

The Company’s revenues and quarterly results have fluctuated historically and may continue to fluctuate, which could cause its stock price to decrease.

The Company’s revenues and operating results may fluctuate due in part to factors that are beyond its control and which it cannot predict. Because the Company’s expenses are largely fixed in the short to medium term, any material shortfall in revenues will materially adversely affect the Company’s results and may cause it to experience losses. In particular, the Company’s revenue growth and profitability depend on sales of its Commercial Health Products. Factors that could cause sales for these products and other products to fluctuate include:

•	an inability to produce products in sufficient quantities and with appropriate quality;

•	the loss of or reduction in orders from key customers;

•	variable or decreased demand from the Company’s customers;

•	the Company’s customers’ inventory of Commercial Health Products;

•	the receipt of relatively large orders with short lead times; and

•	the Company’s customers’ expectations as to how long it takes the Company to fill future orders.

Some additional factors that could cause the Company’s operating results to fluctuate include:

•	weakness in the global economy and changing market conditions; and

•	general economic conditions affecting the Company’s target industries.

Each of these factors has impacted, and may in the future impact, the demand for the Company’s products and its quarterly operating results. Although the Company is expanding its customer base, the Company expects that these customers will in the aggregate continue to account for a substantial portion of revenues for the foreseeable future.

The Company’s stock price is highly volatile, and you may not be able to sell your shares of its common stock at a price greater than or equal to the price you paid for such shares.

The market price of the Company’s common stock is extremely volatile. To demonstrate the volatility of its stock price, during the twelve-month period ending on March 1, 2004, the volume of the Company’s common stock traded on any given day has ranged from 0 to 779,900 shares. Moreover, during that period, its common stock has traded as low as $0.08 per share and as high as $0.90 per share, a 1,125% difference. This may impact your decision to buy or sell the Company’s common stock. Factors affecting the Company’s stock price include:

•	the Company’s financial results;

•	fluctuations in the Company’s operating results;

•	announcements of technological innovations or new commercial health care products or therapeutic products by the Company or its competitors;

•	government regulation;

•	developments in patent or other proprietary rights;

•	developments in the Company’s relationship with customers; and

•	general market conditions.

Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any such securities litigation against the Company could result in substantial costs and divert management’s attention and resources, which could seriously harm the Company’s business and financial condition.

The Company depends on a single supplier for its bSOD product and the Company might be unable to maintain sales of its bSOD product if shipments from this supplier are delayed or interrupted.

The Company depends on a single supplier to provide bSOD in required volumes, and at appropriate quality and reliability levels. If supplies from this vendor were delayed or interrupted for any reason, the Company might not be able to get manufacturing equipment, produce bSOD, or develop an alternative supplier relationship in a timely fashion or in sufficient quantities or under acceptable terms.

The Company’s success will require that it establish a strong intellectual property position and that it can defend itself against intellectual property claims from others.

Maintaining a strong patent position is important to the Company’s competitive advantage. Litigation on these matters has been prevalent in the Company’s industry and the Company expects that this will continue. Patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that the Company has or may obtain will be valuable. Others may have filed, or may in the future file, patent applications that are similar or identical to the Company’s. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of the Company’s patent protection. The Company cannot assure investors that any such patent applications will not have priority over the Company’s patent applications. Further, the Company may choose to abandon certain issued United States and international patents that it deems to be of lesser importance to the strategic direction of the Company, in an effort to preserve its financial resources. Abandonment of patents could substantially affect the scope of the Company’s patent protection. In addition, the Company may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or if the Company initiates such suits.

In addition to patent protection, the Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance, however, that such measures will provide adequate protection for its trade secrets or other proprietary information. In addition, there can be no assurance that trade secrets and other proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose the Company’s trade secrets and other proprietary information. If the Company cannot obtain, maintain or enforce intellectual property rights, competitors can design and commercialize competing technologies.

The Company may face challenges from third parties regarding the validity of its patents and proprietary rights, or from third parties asserting that the Company is infringing their patents or proprietary rights, which could result in litigation that would be costly to defend and could deprive the Company of valuable rights.

Extensive litigation regarding patents and other intellectual property rights has been common in the biotechnology and pharmaceutical industries. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

•	enforce patents that the Company own or license;

•	protect trade secrets or know-how that the Company own or license; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

The Company’s involvement in any litigation, interference or other administrative proceedings could cause it to incur substantial expense and could significantly divert the efforts of its technical and management personnel. An adverse determination may subject the Company to loss of its proprietary position or to significant liabilities, or require it to seek licenses that may not be available from third parties. An adverse determination in a judicial or administrative proceeding, or a failure to obtain necessary licenses, may restrict or prevent the Company from manufacturing and selling its products. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, the Company may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes could materially harm the Company’s business, financial condition and results of operations.

The Company may be exposed to liability due to product defects.

The risk of product liability claims is inherent in the testing, manufacturing, marketing and sale of the Company’s products. The Company may seek to acquire additional insurance for liability risks. The Company may not be able to obtain such insurance or general product liability insurance on acceptable terms or in sufficient amounts. A product liability claim or recall could have a serious adverse effect on the Company’s business, financial condition and results of operations.

Disclosure controls are no assurance that the objectives of the control system are met.

The Company’s management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could have been detected and/or prevented.

ITEM 7.    FINANCIAL STATEMENTS

Board of Directors and Shareholders

OXIS International, Inc.

Portland, OR

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheets of OXIS International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003, and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXIS International, Inc. as of December 31, 2003, and 2002, and the results of its operations, shareholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $59,494,000 at December 31, 2003. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this issue are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    WILLIAMS & WEBSTER, P.S.

Certified Public Accountants

Spokane, WA

February 13, 2004

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$372	$424
Accounts receivable, net of allowance of $4 and $5 respectively	251	188
Inventories	295	301
Prepaid expenses and other current assets	139	138

Total current assets	1,057	1,051
Property, plant and equipment, net	42	62
Technology for developed products, net	101	224
Patents and patents pending, net	733	594
Other assets	30	54

Total assets	$1,963	$1,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to shareholder	$160	$160
Accounts payable	609	321
Accrued liabilities	220	166
Accrued payroll	104	107
Customer deposits	—	13

Total current liabilities	1,093	767
Commitments and contingencies (Notes 1 and 10)
Shareholders’ equity:
Convertible preferred stock—$.01 par value; 15,000,000 shares authorized:
Series B—428,389 shares issued and outstanding (aggregate liquidation preference of $1,000,000)	4	4
Series C—96,230 shares issued and outstanding	1	1
Series F—0 shares issued and outstanding at December 31, 2003; 1,500,000 shares issued and outstanding at December 31, 2002	—	15
Common stock—$.001 par value; 95,000,000 shares authorized; 26,427,920 and 10,005,614 shares issued and outstanding at December 31, 2003 and 2002	26	10
Stock options	123	—
Warrants	236	2,009
Additional paid-in capital	60,365	58,327
Accumulated deficit	(59,494)	(58,703)
Accumulated other comprehensive loss	(391)	(445)

Total shareholders’ equity	870	1,218

Total liabilities and shareholders’ equity	$1,963	$1,985

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except earnings per share data)

	Years Ended December 31,
	2003	2002
Revenue	$2,740	$2,050
Cost of revenue	1,496	1,140

Gross profit	1,244	910
Operating expenses:
Research and development	369	463
Sales, general and administrative	1,648	1,320

Total operating expenses	2,017	1,783

Operating loss	(773)	(873)
Other income and expenses:
Other income	8	62
Interest income	1	7
Interest expense	(14)	(18)

Total other income and expenses	(5)	51

Loss before income taxes	(778)	(822)
Income taxes	—	—

Net loss from continued operations	(778)	(822)
Discontinued operations (net of taxes)	(13)	—

Net loss	(791)	(822)
Other comprehensive income (loss)
Foreign currency translation adjustment	54	(17)

Comprehensive loss	$(737)	$(839)

Net loss per share—basic and diluted	$(.04)	$(.08)

Weighted average number of shares used in computation—basic and diluted	18,205,164	9,814,142

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Options & Warrants	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
Balances, January 1, 2002	724,619	$7,000	9,660,458	$10,000	$1,670,000	$57,155,000	$(57,881,000)	$(428,000)	$533,000
Shares issued in connection with Sales of Series F Preferred stock and warrants	1,500,000	15,000			15,000	1,146,000			1,500,000
Shares issued in connection with 1997 IMS business combination			100,000
Options exercised			1,334
Shares issued as part of non-cash Accounts payable settlement			210,491			24,000			24,000
Conversion of Series C preferred shares to common	(200,000)	(2,000)	57,778			2,000
Cancellation of escrow shares From prior acquisition			(24,447)
Reinstatement of expired warrants					324,000
Net loss for year ended 12/31/02							(822,000)		(822,000)
Foreign currency translation adjustment								(17,000)	(17,000)

Other comprehensive loss									(839,000)

Balances, December 31, 2002	2,024,619	20,000	10,005,614	10,000	2,009,000	58,327,000	(58,703,000)	(445,000)	1,218,000
Shares issued in connection with 1997 IMS business combination			100,000
Conversion of Series F preferred shares to common	(1,500,000)	(15,000)	15,000,000	15,000
Issuance of new warrants					67,000	(67,000)
Exercise of warrants			1,133,000	1,000	(258,000)	483,000			226,000
Options exercised			155,973			21,000			21,000
Options issued for accrued expenses and services					123,000				123,000
Expiration of warrants					(1,582,000)	1,582,000
Shares issued for services			33,333			19,000			19,000
Net loss for year ended 12/31/03							(791,000)		(791,000)
Foreign currency translation adjustment								54,000	54,000

Other comprehensive loss									(667,000)

Balance, December 31, 2003	524,619	$5,000	26,427,920	$26,000	$359,000	$60,365,000	$(59,494,000)	$(391,000)	$870,000

The accompanying notes are an integral part of this consolidated financial statement.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	For years ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(791)	$(822)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	177	282
Stock and stock options issued for services	89	—
Gain on sale of investment	(8)	—
Discontinued operations	13	—
Changes in assets and liabilities:
Accounts receivable	(63)	(39)
Inventories	6	(9)
Other current assets	(1)	(94)
Accounts payable	288	(268)
Customer deposits	(13)	(30)
Accrued payroll, payroll taxes and other	104	(28)
Other assets	(30)	—

Net cash used for operating activities	(229)	(1,008)
Cash flows from investing activities:
Proceeds from sale of investment	62	—
Purchases of equipment	(13)	(6)
Additions to other assets	(147)	(174)

Net cash used for investing activities	(98)	(180)
Cash flows from financing activities:
Repayment of short-term borrowings	—	(94)
Proceeds from issuance of preferred stock with warrants attached	—	1,500
Proceeds from exercise of warrants with warrants attached	226	—
Proceeds from exercise of stock options	21	—

Net cash provided by financing activities	247	1,406
Effect of exchange rate on cash	28	(15)

Net increase (decrease) in cash and cash equivalents	(52)	203
Cash and cash equivalents—beginning of year	424	221

Cash and cash equivalents—end of year	$372	$424

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$5

Supplemental schedule of noncash operating and financing activities:
Issuance of common stock for cancellation of notes and accrued interest	$—	$24

Conversion of preferred stock into common stock	$15	$2

Expiration of warrants	$1,582	$—

Issuance of stock options for accrued expenses and services	$123	$—

Issuance of common stock for services	$19	$—

Discontinued operations	$13	$—

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

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

Consolidated within OXIS Health Products, Inc. is OXIS Instruments, Inc., incorporated in Pennsylvania. OXIS Instruments, Inc. closed in July 2001 at which time all employees of the instruments manufacturing facility were terminated. The final transactions of the business occurred in November 2003.

Consolidated within OXIS Therapeutics, Inc., incorporated in Delaware is OXIS Acquisition Corporation, incorporated in Delaware; OXIS International, S.A., incorporated in France; OXIS Isle of Man Limited, incorporated in the Isle of Man and OXIS International (UK) Limited, incorporated in the United Kingdom. OXIS Acquisition Corporation holds the remaining assets of the Therox acquisition. OXIS International S.A. holds the remaining liability of the French acquisition. OXIS Isle of Man Limited holds the technology of the Bioxytech acquisition. OXIS International (UK) Limited was closed in July 2001, and discontinued business in December 2003. See Note 7.

Going Concern—These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2003 had an accumulated deficit of $59,494,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and/or generate revenue and cash flow to meet its obligations on a timely basis.

The Company expects that additional capital will be required during 2004 to develop the programs to increase revenues. If the Company is unable to generate additional funding through an increase in revenues, additional borrowings or raising additional capital during 2004 it intends to curtail its operations through the reduction of personnel and facility costs and by reducing its research and development efforts; however, no assurances can be given that it will be able to do so. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

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

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at December 31, 2003 and 2002, consisted of the following:

	2003	2002
Raw materials	$101,000	$106,000
Work in process	65,000	61,000
Finished goods	129,000	134,000

Total	$295,000	$301,000

Property, plant and equipment is stated at cost. Depreciation of equipment is computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of five years or the remaining lease term. Depreciation expense for the years ended December 31, 2003 and 2002 was $33,000 and $81,000, respectively.

Property, plant and equipment at December 31, 2003 and 2002, consisted of the following:

	2003	2002
Furniture and office equipment	$242,000	$286,000
Laboratory and manufacturing equipment	448,000	442,000
Leasehold improvements	63,000	63,000

Property, plant and equipment, at cost	803,000	791,000
Accumulated depreciation and amortization	(761,000)	(729,000)

Property, plant and equipment, net	$42,000	$62,000

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2003.

Research and development costs are charged to operations as incurred.

Patents and technology for developed products—Technology for developed products was acquired in business combinations and is amortized over their estimated useful lives of seven to ten years. Accumulated amortization of technology for developed products was $1,431,000 and $1,262,000 as of December 31, 2003 and 2002, respectively. Patents are being amortized on a straight-line basis over the shorter of the remaining life of the patent or ten years. A total of $617,000 of patents pending approval is not currently being amortized. Accumulated amortization as of December 31, 2003 and 2002 is $42,000 and $33,000, respectively. In accordance with SFAS No. 144, the Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets.

Compensated absences—Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company accrues vacation expense throughout the year and is reflected in accrued payroll.

Derivative instruments—The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2003 and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Stock-based compensation—The Company accounts for common stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

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

Shipping and handling income is included with revenue, while the associated costs are included with cost of sales.

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

Advertising and promotional fees—Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company’s advertising expenses were $14,000 and $11,000 for the years ended December 31, 2003 and 2002, respectively.

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

Net loss per share—Net loss per share is computed based upon the weighted average number of common shares outstanding (“basic”) and, if dilutive, the incremental shares issuable upon the assumed exercise of stock options or warrants and the assumed conversion of preferred stock (“dilutive”). Due to the net losses in 2003 and 2002, the computation of dilutive net loss per share is antidilutive and therefore is the same as basic.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

Possible common stock dilutions include the following:

Preferred stock Series B	85,678 shares
Preferred stock Series C	27,800 shares
Warrants	1,577,500 shares
Qualified Stock Option Plans	3,707,911 shares
Non-qualified Stock Option Plans	778,168 shares

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Fair value of financial instruments—The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, inventories, prepaid and other current assets, notes payable, customer deposits and accounts payable, accrued payroll and payroll taxes, and other accrued liabilities approximates fair value due to the short-term nature of the accounts.

New Accounting Pronouncements—In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of this statement did not have an impact on the financial statements of the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the financial statements of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“SFAS No. 148”) on “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. Under the new standard, companies must report certain types of information more prominently and in a more understandable format in the footnotes to the financial statements, and this information must be included in interim as well as annual financial statements. The Company has complied with the disclosure requirements of SFAS No. 148 in these financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

In October 2002, the Financial Accounting Standards Board issued Statement No. 147 (“SFAS No. 147”) on “Acquisitions of Certain Financial Institutions.” This statement provides guidance on the accounting for the acquisition of a financial institution. The Company’s adoption of this standard does not have an effect on its financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocated employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for activities after December 31, 2002. There has been no impact on the Company’s financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company’s adoption of SFAS No. 145 did not have an effect on its financial statements.

3.    Note Payable to Shareholder

Note payable to shareholder at December 31, 2003 and 2002 consisted of a $160,000, 8% unsecured note which was originally due in May 1997 and is, therefore, delinquent. The amount is currently due on demand.

4.    Shareholders’ Equity

Common Stock—Each share of common stock is entitled to one vote at the Company’s Annual Meeting of Stockholders.

During the year ended December 31, 2003, the final increment of 100,000 shares of common stock was issued to former shareholders of Innovative Medical Systems Corp. under the terms of the Company’s 1997 acquisition agreement with that entity. A total of 15,000,000 shares of common stock was issued from the conversion of all Series F preferred stock. A total of 155,973 shares of common stock was issued to employees and consultants upon the exercise of stock options at an average price of $0.13 per shares. A total of 33,333 shares was issued to a consultant for services valued at $19,000, or $0.57 per share. In addition, a total of 1,133,000 shares was issued for warrants exercised at a price of $0.20 per share.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

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

On March 7, 2002, the Company consummated the sale of 1.5 million shares of its Series F preferred stock to Meridian Financial Group L.L.P. (“Meridian”) at a price of $1 per share, paid in cash. Each share of Series F preferred stock was initially convertible into ten (10) shares of the Company’s common stock. As part of the sale, the Company also issued a warrant granting Meridian the right to purchase up to 1.5 million shares of common stock at $1.00 per share. In June 2003, Meridian converted its shares of Series F Preferred Stock into 15,000,000 shares of the Company’s Common Stock and distributed such shares, and the 1,500,000 warrants, to its members/investors and to Triax Capital Management, Inc. (“Triax”) as managing member. Triax in turn distributed its shares of the Company’s Common Stock allocated to it as managing member to its shareholders.

Stock Warrants—During July 2003, the board of directors of the Company agreed to unilaterally offer to all holders of warrants a reduced exercise price for a limited period of time. The exercise price for these warrants was reduced to $0.20 per share, and the maturity date for 598,449 warrants issued in 1998 was extended to August 11, 2003. The exercise price for these warrants was previously $1.00 per share. All warrants issued prior to July 1998 had lapsed and were not affected by this board action. The decrease of exercise price did not result in any change to the outstanding value of the warrants. Pursuant to the offered reduced exercise price, a total of 1,133,000 warrants were exercised at an aggregate purchase price of $226,600. As part of the offer, with each share of stock issued one new warrant was issued having a $1.00 exercise price and a two-year life.

Warrants to purchase 1,985,678 common shares at an exercise price of $1.00 that were issued in connection with the sale of common shares during 1998 expired in April and May 2003.

Warrants to purchase 1,454,449 common shares at an exercise prices of $1.00 that were issued in connection with the sale of common shares during 2000 expired in May 2003.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

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

At December 31, 2003, options issued pursuant to the 1994 Plan to acquire 3,548,442 shares of common stock at exercise prices ranging from $0.085 to $17.50, and options issued pursuant to the 2003 Plan to acquire 159,469 shares of common stock at an exercise price of $0.57 remained outstanding. Options issued outside the Plans to acquire 778,168 shares of common stock at exercise prices of $0.085 to $8.438.

Options granted and outstanding under the plans as of December 31 are summarized as follows:

	2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year	2,834,041	$1.28	1,856,791	$1.88
Granted	1,520,469	.39	993,000	0.16
Exercised	(111,465)	(.14)	(1,334)	(.09)
Forfeitures	(535,134)	(1.68)	(14,416)	(1.54)

Outstanding at end of year	3,707,911	$0.89	2,834,041	$1.28

Exercisable at end of year	3,328,686	$0.94	2,173,823	$1.50

Fair market value of options granted during the year		$0.35		$0.11

The number of shares under option, weighted average exercise price and weighted average remaining contractual life of all options outstanding as of December 31, 2003, by range of exercise price was as follows:

Range of exercise price	Shares	Weighted average exercise price	Weighted average remaining life
$ 0.08—$ 0.88	3,201,961	$0.29	8.78 years
$ 1.31—$ 1.91	242,750	$1.88	7.05 years
$ 2.12—$ 4.53	107,400	$3.22	4.19 years
$ 5.75—$ 8.45	116,800	$7.99	2.38 years
$11.25—$17.50	39,000	$15.91	1.02 years

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

The number of shares under option and weighted average exercise price of options exercisable as of December 31, 2003, by range of exercise price was as follows:

Range of exercise price	Shares	Weighted average exercise price
$ 0.08—$ 0.88	2,862,736	$0.30
$ 1.31—$ 1.91	202,750	$1.87
$ 2.12—$ 4.53	107,400	$3.22
$ 5.75—$ 8.45	116,800	$7.99
$11.25—$17.50	39,000	$15.91

The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options granted to employees. Accordingly, since the exercise price of all options issued under the plans have been greater than or equal to the fair market value of the stock at the date of issue of the options, no compensation cost has been recognized for options granted under the plans. Had compensation cost for options granted under the plans been determined based on the fair value at the grant dates in a manner consistent with the method determined under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the net loss and net loss per share for 2003 and 2002 would have been changed to the pro forma amounts indicated below:

	2003	2002
Net loss:
As reported	$(791,000)	$(822,000)
Pro forma	$(1,281,000)	$(930,000)
Net loss per share—basic and diluted:
As reported	$(0.04)	$(0.08)
Pro forma	$(0.07)	$(0.09)

For the purpose of computing the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Grants issued in
	2003	2002
Dividend yield	0%	0%
Expected volatility	107%	105%
Risk-free interest rate	4.7%	4.7%
Expected lives	10 years	10 years

The weighted average fair value as of the option date was computed to be $0.35 per share for options issued during 2003, $0.11 per share for options issued during 2002.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

The following is a summary of the Company’s equity compensation plans at December 31, 2003:

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	3,707,911	$0.89	3,542,089
Equity compensation plan not approved by security holders	—	$—	—

Total	3,707,911		3,542,089

At December 31, 2003 the Company had the following additional stock options outstanding that were not issued pursuant to its stock incentive plans.

Year Granted	# Options	Exercise Price Range	Year of Expiration
1996	7,000	$8.44	2006
2000	25,000	$1.38	2005
2001	78,438	$0.085	2011
2002	57,730	$0.12 to $0.22	2007
2002	7,500	$0.25	2005
2002	1,500	$0.15	2012
2003	255,000	$0.15 to $0.31	2006
2003	300,000	$0.14	2008
2003	46,000	$0.15 to $0.53	2013

5.    Other Income

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 were as follows:

	2003	2002
Deferred tax assets:
Federal net operating loss carryforward and capitalized research and development expenses	$9,587,000	$9,385,000
Federal R&D tax credit carryforward	491,000	547,000
State net operating loss carryforward and capitalized research and development expenses	1,127,000	1,032,000
Other	55,000	55,000
Deferred tax liabilities—book basis in excess of noncurrent assets acquired in purchase transactions	(142,000)	(142,000)

Net deferred tax assets	11,118,000	10,877,000
Valuation allowance	(11,118,000)	(10,877,000)

Net deferred taxes	$—	$—

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

Tax Carryforwards—At December 31, 2003, the Company had net operating loss carryforwards of approximately $10,737,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $491,000 to reduce United States federal taxes in future years. These carryforwards expire as follows:

Year of expiration	United States net operating loss carryforward	R&D tax credit carryforward
2004	$5,000	$34,000
2005	25,000	46,000
2006	44,000	176,000
2007	4,000	18,000
2008-2021	10,659,000	217,000
No expiration	—	—

	$10,737,000	$491,000

During 2002, the Company issued preferred stock with voting rights, which would be regarded as a control change under the Internal Revenue Code (IRC). Under IRC Section 382, a control change will limit the utilization of the net operating losses. The Company has not determined the effects of any limitations on the value of net operating losses or any tax credits outstanding prior to the control change.

7.    Discontinued Operations

During December 2003, the Company made the decision to discontinue the operations of the United Kingdom subsidiary. As the result of this decision, there is a loss of $13,000 for accumulated translation adjustments.

8.    Operating Segments

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

The following tables present information about the two segments for 2003 and 2002:

	Health products	Therapeutic development	Total
Year ended December 31, 2003:
Revenues from external customers	$2,740,000	$—	$2,740,000
Interest income	1,000	—	1,000
Interest expense	—	(14,000)	(14,000)
Depreciation and amortization	36,000	141,000	177,000
Net loss	(69,000)	(722,000)	(791,000)
Expenditures for long-lived assets	37,000	123,000	160,000
As of December 31, 2003—
Segment assets	1,156,000	807,000	1,963,000

	Health products	Therapeutic development	Total
Year ended December 31, 2002:
Revenues from external customers	$2,050,000	$—	$2,050,000
Interest income	4,000	3,000	7,000
Interest expense	(5,000)	(13,000)	(18,000)
Depreciation and amortization	49,000	212,000	261,000
Net loss	(147,000)	(675,000)	(822,000)
Expenditures for long-lived assets	41,000	127,000	168,000
As of December 31, 2002—
Segment assets	1,121,000	864,000	1,985,000

Revenues from external customers for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Assays and fine chemicals	$2,056,000	$1,489,000
Medical instruments	12,000	17,000
SOD for human and research use	562,000	380,000
Other	110,000	164,000

Total	$2,740,000	$2,050,000

Revenues attributed to countries based on the location of customers:

	2003	2002
United States	$1,239,000	$1,110,000
Spain	596,000	402,000
Japan	333,000	155,000
France	259,000	106,000
Korea	67,000	40,000
United Kingdom	39,000	42,000
Other foreign countries	207,000	195,000

	$2,740,000	$2,050,000

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

9.    Concentrations

Bank Accounts—The Company maintains cash in money market accounts. The funds on deposit are not insured by the FDIC, and therefore, a approximately $372,000 is at risk on December 31, 2003.

Foreign Operations—The accompanying balance sheet includes approximately $2,000 in a foreign bank account and $106,000 of other assets relating to the Company’s subsidiaries in Europe. Although the countries are considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Customers—In 2003, three customers comprise approximately 40% of the Company’s sales.

10.    Commitments and Contingencies

The Company leases their facilities in Oregon under an operating lease that expires in November 2004. Minimum lease payments to which the Company is committed is $125,000 in 2004.

Rental and occupancy expenses included in the accompanying statements of operations was $152,000 in 2003 and $120,000 in 2002.

In 1995, the Company consummated the acquisition of Therox Pharmaceuticals, Inc. (“Therox”) pursuant to a transaction wherein Therox was merged with and into a wholly owned subsidiary of the Company. In addition to the issuance of its common stock to Therox shareholders, the Company agreed to make payments of up to $2,000,000 to the Therox stockholders based on the successful commercialization of Therox technologies. As of December 31, 2003, no additional payments have been made. The Company has not recorded a liability associated with this agreement because the Company does not believe that it has successfully commercialized any of the Therox technologies acquired.

In 1997, the Company consummated the acquisition of Innovative Medical Systems Corp. (“IMS”) pursuant to a transaction whereby the Company acquired all of the outstanding stock of IMS in exchange for 200,000 shares of the Company’s common stock issued immediately and additional shares to be issued. The name of IMS was changed to OXIS Instruments, Inc. during 1998. Additional common shares were to be issued to former IMS shareholders annually through 2003. The number of additional common shares which may have been issued to former IMS shareholders depended on, among other things, future annual revenues of OXIS Instruments Inc. through 2002 and on the market price of the Company’s common stock. During each of the years 2003 and 2002, the Company issued 100,000 shares (the minimum number of shares required under the original agreement) to the former IMS shareholders.

French filing obligations—In 1997, the Company completed an offering of its common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. The Company has been notified that a Paris lower court (Tribunal de grande instance de Paris) on November 12, 2003, issued an order (the “Order”) requiring the Company (i) to file its 2002 Document de Reference (“2002 Reference Document”) as required under French law and the regulations of the Autorité des marchés financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, within eight days of the court’s Order (“filing deadline”) and (ii) if the Company has not filed with the AMF its 2002 Reference Document by the filing deadline, to pay a fine of 1,500 Euros for each day until it files its 2002 Reference Document with the AMF. The AMF is also engaged in a separate pending investigation relating to the Company’s financial information disclosure since December 1, 1999 (the “Investigation”). Since issuance of the Order, the Company has since filed its 2002 Reference

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

Document with the AMF and is in the process of responding to comments from the AMF regarding that filing. The Company has also appealed the Order to the extent that it imposes fines on the Company. Meanwhile, the Company continues discussions with the AMF to resolve these filing issues and the Investigation and avoid the payment of any fines. In the event the Company fails to resolve these issues with the AMF, the Company may incur further substantial costs and fines. No assurances can be given that the Company will be able to settle these matters with the AMF, or if it does settle these matters with the AMF, that it can do so on terms favorable to the Company. The Company intends to seek the delisting of its stock from trading on the Nouveau Marché.

The Company and its subsidiaries are also parties to various other claims in the ordinary course of business. The Company does not believe that there will be any material impact on the Company’s financial position, results of operations or cash flows as a result of these claims.

11.    Subsequent Events

Axonyx—Throughout the first ten weeks of 2004, Axonyx Inc. acquired a controlling position in the Company’s outstanding voting stock. Under the terms of the agreements with several of the Company’s shareholders (including shareholders that received stock directly or indirectly from Meridian and/or Triax as referenced above), Axonyx acquired approximately 14 million shares of the Company’s common stock, representing approximately 52.4% of the Company. Together with shares of Company common stock currently held by Marvin S. Hausman, M.D., Axonyx’s Chairman and CEO, the Axonyx affiliated group controls approximately 56.8% of the Company’s voting stock.

In connection with such acquisitions of Company common stock, representatives of Axonyx expressed their intent to have discussions with management and with members of the Company’s Board of Directors about possible changes in management and on the Board and about strategies for maximizing and enhancing shareholder value. The Company and Axonyx discussed implementation of Axonyx’s intent to change the composition of the Board, and reached an understanding with respect thereto (the “Understanding”). On March 10, 2004, Company directors William G. Pryor, Ted Ford Webb and Thomas M. Wolf resigned from the Company’s Board of Directors, effective upon the satisfaction of certain conditions and at the later of: (i) 8:00 p.m. (Pacific) on the day following the filing with the Securities and Exchange Commission of the Company’s Report on Form 10-K for the year ending December 31, 2003; and (ii) 8:00 p.m. (Pacific) on the tenth day after the Company has filed with the SEC, and transmitted to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors (“Shareholders”), an information statement meeting the requirements of Rule 14f 1 (the “Information Statement”). Shortly after receipt of such resignations, the Company’s Board of Directors on March 10, 2004 appointed each of Gosse Bruinsma, Colin Neill, Gerard Vlak and Steven Ferris to serve as a director of the Company effective at the later of: (i) 8:01 p.m. (Pacific) on the day following the filing with the Securities and Exchange Commission of the Company’s Report on Form 10-K for the year ending December 31, 2003; and (ii) 8:01 p.m. (Pacific) on the tenth day after the Company has filed with the SEC and transmitted to all Shareholders the Information Statement.

Bridge Financing—On January 9, 2004, the Company completed a private placement of securities, pursuant to which (i) certain investors paid to the Company $570,000 in the aggregate, (ii) the Company issued promissory notes to the investors in principal amount of $570,000 in the aggregate, which promissory notes are convertible in due course into up to 1,425,000 shares of the Company’s common stock or into up to 3,800,000 shares of common stock in the event of a default by the Company, and (iii) the Company issued warrants to the investors exercisable for up to 1,250,000 shares of common stock at an exercise price of $0.50 per share.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

Other matters—An issuance of 94,961 shares of common stock at approximately $0.20 per share is expected to take place during 2004 in settlement of an accounts payable debt of $19,000.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is incorporated herein by reference to the material contained under the caption “Proposal No. 1—Election of Directors” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 10.    EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the material contained under the caption “Compensation of Executive Officers” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 11. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item is incorporated herein by reference to the material contained under the caption “Proposal No. 1—Election of Directors” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the material contained under the caption “Proposal No. 1—Election of Directors” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits specified by item 601 of Regulation S-B.

See Exhibit Index—page 44.

(b)	Reports on Form 8-K.

On November 20, 2003 the Company furnished a Report on Form 8-K stating that on November 19, 2003, the Company released a public press statement announcing its financial results for quarter ended September 30, 2003.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees—The Company incurred aggregate fees and expenses of $44,000 and $41,000, respectively, from Williams & Webster, P.S. for the fiscal years 2003 and 2002 annual audit and for review of the Company’s consolidated financial statements included in its Forms 10-QSB for the 2003 and 2002 fiscal years.

Audit Related Fees—None.

Tax Fees—The Company incurred aggregate fee and expenses of $5,000 and $5,000, respectively, from Williams & Webster, P.S. for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees—None.

The Company intends to continue using Williams & Webster, P.S. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in connection with potential acquisitions, if any.

The Company’s Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2004

OXIS International, Inc.
Registrant

By:	/s/ RAY R. ROGERS
Ray R. Rogers
President, Chief Executive Officer

By:	/s/ SHARON ELLIS
Sharon Ellis
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the Registrant.

/s/ RICHARD A. DAVIS Richard A. Davis	March 26, 2004

/s/ GERALD PRYOR Gerald Pryor	March 26, 2004

/s/ RAY R. ROGERS Ray R. Rogers	March 26, 2004

/s/ TED FORD WEB Ted Ford Web	March 26, 2004

/s/ TIMOTHY C. RODELL Timothy C. Rodell	March 26, 2004

/s/ THOMAS M. WOLF Thomas M. Wolf	March 26, 2004

EXHIBIT INDEX

Exhibit Number		Description of Document	Page

2	(a)	Share Exchange Agreement by and among Innovative Medical Systems Corp., OXIS International, Inc and each of the shareholders who are signatories thereto	(1)

3	(a)	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	(2)

3	(b)	Bylaws of the Company as restated effective September 7, 1994 and as amended through April 29, 2003	(3)

4	(a)	Forms of Common Stock and Warrant Purchase Agreement, Warrant to Purchase Common Stock, and Registration Rights Agreement Regarding Private Placement March-April, 2000	(4)

10	(a)	OXIS International, Inc. Series B Preferred Stock Purchase Agreement dated July 18, 1995	(5)

10	(b)	Series C Preferred Stock Subscription and Purchase Agreement (form); dated April 1996 (1,774,080 shares in total)	(6)

10	(c)	Form of Promissory Notes dated March 27, 1997—April 24, 1997	(7)

10	(d)	Subscription Agreement, Warrant to Purchase Common Stock and Form of Subscription dated July 2003—August 2003

10	(e)	Executive Separation and Employment Agreement dated April 3, 2000, between the Company and Ray R. Rogers	(8)

10	(f)	Addendum to Executive Separation and Employment Agreement between OXIS International, Inc. and Ray R. Rogers dated August 1, 2001	(9)

10	(g)	Employment Agreement between OXIS International, Inc. and Ray R. Rogers dated June 1, 2003

10	(h)	Employment Agreement between OXIS International, Inc. and Sharon Ellis dated June 1, 2003

10	(i)	Note and Warrant Purchase Agreement, dated January 9, 2004

10	(j)	Form of Convertible Promissory Note, dated January 9, 2004

10	(k)	Form of Warrant to Purchase Common Stock, dated January 9, 2004

21	(a)	Subsidiaries of OXIS International, Inc.

23	(b)	Independent Auditors’ Consent.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Form 8-K Current Report, dated January 15, 1998.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Incorporated by reference to the Company’s Form 8-K Current Report dated March 3, 2000.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(8)	Incorporated by reference to the Company’s Form S-3 Registration Statement No. 333-40970 filed July 7, 2000 and effective December 22, 2000.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.