Form 10QSB
period 2004-03-31
OXIS INTERNATIONAL INC
filed 2004-05-14
CIK 109657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

At April 30, 2004, the issuer had outstanding the indicated number of shares of common stock: 26,626,785.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	March 31, 2004 (unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$308	$372
Accounts receivable, net of allowance of $4 and $2, respectively	291	251
Inventories	270	295
Deferred financing fees	67	—
Prepaid expenses and other current assets	120	139

Total current assets	1,056	1,057
Property, plant and equipment, net	36	42
Technology for developed products, net	60	101
Patents and patents pending, net	816	733
Other assets	—	30

Total assets	$1,968	$1,933

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars)

	March 31, 2004 (unaudited)	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to shareholder	$160	$160
Accounts payable	539	609
Convertible bridge loans, net of debt discount	119	—
Accrued liabilities	183	220
Accrued payroll	105	104

Total current liabilities	1,106	1,093
Commitments and contingencies	—	—
Shareholders’ equity:
Convertible preferred stock – $0.01 par value; 15,000,000 shares authorized:
Series B – 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000,000)	4	4
Series C – 96,230 shares issued and outstanding	1	1
Common stock – $0.001 par value; 95,000,000 shares authorized; 26,596,785 and 26,427,920 shares issued and outstanding at March 31, 2004 and December 31, 2003	26	26
Stock options	123	123
Warrants	395	236
Beneficial conversion rights	411	—
Additional paid-in capital	60,415	60,365
Accumulated deficit	(60,087)	(59,494)
Accumulated other comprehensive loss	(426)	(391)

Total shareholders’ equity	862	870

Total liabilities and shareholder’s equity	$1,968	$1,963

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

(In thousands of dollars, except earnings per share data)

	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)
Revenues	$567	$549
Cost of revenues	315	220

Gross profit	252	329

Operating expenses:
Research and development	95	109
Selling, general and administrative	601	374

Total operating expenses	696	483

Operating loss	(444)	(154)

Other income and expenses:
Financing fees	(136)	—
Other income	—	8
Interest expense	(13)	(3)

Total other income and expenses	(149)	5

Loss before income taxes	(593)	(149)

Income taxes	—	—

Net loss	$(593)	$(149)
Other comprehensive income/(loss) Foreign currency translation adjustment	(34)	5

Comprehensive loss	$(627)	$(144)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares used in computation – basic and diluted	26,545,864	10,006,725

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended
	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)
Cash flows from operating activities:
Net loss	$(593)	$(149)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	50	45
Stock issued for services	25	—
Amortization of deferred financing costs	136	—
Gain on sale of investment	—	(8)
Changes in assets and liabilities:
Accounts receivable	(40)	(66)
Inventories	25	(13)
Other current assets	20	27
Accounts payable	(70)	71
Accrued payroll, payroll taxes and other	(36)	9

Net cash used for operating activities	(483)	(84)

Cash flows from investing activities:
Proceeds from sale of investment	—	62
Purchases of equipment	(2)	(8)
Additions to other assets	(85)	(22)

Net cash provided by (used for) investing activities	(87)	32

Cash flows from financing activities:
Short-term borrowings with warrants attached net of deferred financing charges	486	—
Proceeds from exercise of stock options	24	—

Net cash provided by financing activities	510	—

Effect of exchange rate changes on cash	(4)	(1)

Net decrease in cash and cash equivalents	(64)	(53)

Cash and cash equivalents - beginning of period	372	424

Cash and cash equivalents - end of period	$308	$371

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(continued)

	Three Months Ended
	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)
Supplemental cash flow disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—
None cash investing and financing:
Issuance of common stock for services	$25	$—
Debt discount on convertible bridge loans	$570	$—

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10KSB for the period ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2004, had an accumulated deficit of $60,087,000. For the three months ended March 31, 2004, the Company sustained a net loss of $593,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

3. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted earnings (loss) per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options of 4,035,551 shares, warrants of 2,212,500 shares, and convertible debt of 1,425,000 shares. Utilizing the treasury stock method as of March 31, 2004, these possible dilutive issuances would have resulted in 3,856,000 common stock equivalents being considered for additional dilution. In this case, diluted net loss per share is the same as basic net loss per share as the inclusion of the common stock equivalents would be antidilutive.

4. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2004, 135,532 shares of common stock have been issued to employees and consultants upon the exercise of stock options. An additional 33,333 shares of common stock were issued to a consultant, pursuant to the terms of a consulting agreement, for services valued at $25,000, or $0.75 per share.

5. STOCK-BASED COMPENSATION

The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options granted to employees. Accordingly, since the exercise price of all options issued under the plans have been greater than or equal to the fair market value of the stock at the date of issue of the options, no compensation cost has been recognized for options granted under the plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which was released in December 2002 as an amendment of SFAS No. 123.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months ended March 31,
	2004	2003
Net loss:
As reported	$(593,000)	$(149,000)
Stock based compensation determined under the fair value based method	(13,000)	(2,000)
Pro forma	$(606,000)	$(151,000)

Net loss per share – basic and diluted:
As reported	$(0.02)	$(0.01)
Pro forma	$(0.02)	$(0.01)

6. OTHER INCOME

During the first quarter of 2003, the Company sold its stock holdings of Caprius Inc., resulting in other income of $8,000.

7. CONVERTIBLE BRIDGE LOANS

On January 14, 2004, the Company completed a private placement of securities, pursuant to which (i) certain bridge loan investors (“Note Holders”) paid to the Company $570,000 in the aggregate, (ii) the Company issued promissory notes (“Notes”) due on the first anniversary date of issuance or immediately on an acquisition, bearing 7% interest per annum, to the investors in principal amount of $570,000 in the aggregate, which promissory notes are convertible in due course into Company common stock at a rate one share for each $0.40 of principal and interest outstanding (which equals, with respect to the principal amount of the Notes, up to 1,425,000 shares of the Company’s common stock) (the “Conversion Price”), or in the Event of Default (as defined in the Notes) by the Company, into Company common stock at a rate of one share for each $0.15 of principal and interest outstanding (which equals, with respect to the principal of the Notes, up to 3,800,000 shares of the Company’s common stock) (the “Event of Default Conversion Price”), and (iii) the Company issued warrants to the investors, exercisable for up to 712,500 shares of common stock at an exercise price of $0.50 per share. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders equity. This discount is being amortized over 12 months, the life of the debt. As of March 31, 2004, the Company’s unamortized debt discount was $451,250. The Company paid finders fees and professional fees of approximately $85,000 in connection with the closing of the bridge loan financing. These fees are being amortized over 12 months, the life of the loan; $17,000 of the aforementioned fee is included in the Company’s statement of operations as financing fees for the period ending March 31, 2004.

Axonyx Inc. (“Axonyx”) recently acquired approximately 52.3% of the issued and outstanding shares of the Company’s common stock (the “Acquisition”). Marvin S. Hausman, M.D., Axonyx Chairman and CEO, separately holds an additional approximately 4.4% of the Company’s issued and outstanding shares of common stock. The Notes (i) became immediately due and payable upon the closing of the Acquisition, or (ii) at the option of the Note Holder, immediately prior to the closing of the Acquisition, could be converted into shares of common Stock of the Company at the Conversion Price. Under the terms of each Note, if after the Note becomes due and payable, the Note remains unpaid for ten (10) days after the Note Holder has provided notice to the Company that there has been a failure to pay such Note (an Event of Default under the Notes), the Note Holder has the right to convert the Note into shares of common stock at the Event of Default Conversion Price. As of the date of the filing of this report, none of the Notes have been converted into Company Common Stock, and the Company has not received a notice from any Note Holder notifying the Company of its failure to repay the Notes at or following the Acquisition. The Company believes there has not been an Event of Default under the Notes.

8. OPERATING SEGMENTS

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

During the quarter ended March 31, 2004, general corporate expenses were allocated 80% to the health products segment and 20% to the therapeutic development segment. General corporate expenses were allocated equally to the health products and therapeutics development segments in 2003.

The following table presents information about the Company’s two operating segments:

	Health Products	Therapeutic Development	Total
Quarter ended March 31, 2004:
Revenues from external customers	$567,000	$—	$567,000
Segment loss	(442,000)	(151,000)	(593,000)
As of March 31, 2004 – Segment assets	1,190,000	778,000	1,968,000

Quarter ended March 31, 2003:
Revenues from external customers	$549,000	$—	$549,000
Segment loss	(5,000)	(144,000)	(149,000)
As of March 31, 2003 – Segment assets	1,139,000	782,000	1,921,000

9. INCOME TAXES

As of March 31, 2004 the Company had net deferred tax assets of approximately $11,100,000. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the periods ended March 31, 2003, and 2004, there were no reductions in this valuation allowance.

10. COMMITMENTS AND CONTINGENCIES

In 1997, the Company completed an offering of its common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. The Company has been notified that a Paris lower court (Tribunal de grande instance de Paris) on November 12, 2003, issued an order (the “Order”) requiring the Company (i) to file its 2002 Document de Reference (“2002 Reference Document”) as required under French law and the regulations of the Autorité

des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, within eight days of the court’s Order (“filing deadline”) and (ii) if the Company has not filed with the AMF its 2002 Reference Document by the filing deadline, to pay a fine of 1,500 Euros for each day until it files its 2002 Reference Document with the AMF. Since issuance of the Order, the Company has (1) filed its 2002 Reference Document with the AMF and has received written confirmation that its 2002 Reference Document has been registered and (2) appealed the Order to the extent that it imposes fines on the Company. The Company has since dismissed its appeal of the Order, and during the first quarter of 2004 paid approximately $11,600 in settlement of any obligation to pay fines under the Order.

The AMF is also engaged in a separate pending investigation relating to the Company’s failing to file financial and other disclosure information as required under French law since December 1, 1999 (the “Investigation”) that could result in the AMF imposing substantial financial penalties on the Company. A letter from the AMF dated April 29, 2004 requested that the Company appear at a hearing before the Disciplinary Commission of the AMF on June 17, 2004. At the hearing, the Disciplinary Commission will consider a report of the AMF investigator recommending that the Disciplinary Commission impose a fine of not less than 100,000 Euros. The Company intends to defend its position vigorously at the hearing and continue discussions with the AMF to resolve the issues arising out of the Investigation. In the event the Company fails to succeed at the hearing or otherwise resolve these issues with the AMF by way of negotiation, the Company may appeal any adverse determination. No assurances can be given that the Company will be able to resolve the issues arising out of the Investigation on terms favorable to the Company, that any such appeal would be successful or that the Company can avoid further substantial costs and fines in connection with the Investigation.

11. SUBSEQUENT EVENTS

Board of Director Changes - As reported in the Company’s Information Statement to stockholders, filed with the SEC and mailed to stockholders on April 15, 2004, an understanding (the “Understanding”) between the Company and Axonyx, its controlling stockholder resulted in three of the Company’s six directors (William G. Pryor, Ted Ford Webb and Thomas M. Wolf) agreeing to resign from the Board of Directors on March 10, 2004. On the same date, the Board of Directors designated four new individuals (Gosse B. Bruinsma, S. Colin Neill, Gerard J. Vlak and Steven H. Ferris), pursuant to Section 223(d) of the Delaware General Corporation Law, to fill the resulting resignations once they became effective. The change in membership of the Board of Directors became effective on April 25, 2004, ten (10) days after the Company mailed to record stockholders the Information Statement concerning such change.

Other Matters - An issuance of 94,961 shares of common stock at approximately $0.20 per share is expected to take place during 2004 in settlement of an accounts payable debt of $19,000. Based on the fair market value of the Company’s common stock as of March 31, 2004 a charge of $44,600 would have been incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding: (i) the Company’s expectation of incurring operating losses for the foreseeable future, but that losses and expenses could increase and fluctuate from quarter to quarter as the Company expands its research and development activities and sales and marketing activities; (ii) the Company’s anticipation that it will expend capital resources for the continuation of operations (marketing, product research and development, therapeutic and nutraceutical development); (iii) that the Company may also use capital resources for the acquisition of complementary businesses, products or technologies; (iv) that research and development expenses are expected to increase if the Company obtains financing to develop potential products; (v) the Company’s belief that if it is unable to develop and maintain alliances with collaborative partners, the Company may have difficulty developing and selling the Company’s products and services; and (vi) that the Company’s ability to realize significant revenues from new products and technologies is dependent upon its success in developing business alliances with nutraceutical/pharmaceutical and/or health related companies to develop and market these products. Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this quarterly report on Form 10-QSB. All forward-looking statements included in this Form 10-QSB are based on information available to us on the date of this quarterly report on Form 10-QSB, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-KSB, filed with the SEC on March 26, 2004 (SEC File No. 000-08092).

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

Patents and technology for developed products - In accordance with SFAS No. 144, the Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets. However, uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004

COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

Revenues

The Company’s revenues for the quarters ended March 31, 2004 and 2003 were as follows:

	2004	2003
Research assays	$524,000	$383,000
Fine chemicals	43,000	163,000
Other	—	3,000

	$567,000	$549,000

Sales increased by 3% during the first quarter of 2004 over the same period of 2003. Research assays increased 37% ($141,000) while fine chemicals decreased by 74% ($120,000) during the first quarter of 2004. The decrease in fine chemicals was due to a large special order in the first three months of 2003 that is not expected to occur in 2004.

Costs and Expenses

The percentage of cost of sales for the first quarter of 2003 was 40%, and increased to 56% for the first quarter of 2004. This increase of 16% is due primarily to lower sales of fine chemicals (a high margin product line). Excluding this product line, cost of sales increased 3%, primarily due to an increase in raw material costs.

Gross profit for the first quarter of 2003 was 60% ($329,000) compared to the first quarter of 2004 of 44% ($252,000). The decrease in gross profit is primarily due to the large, high margin special order of fine chemicals that took place in the first quarter of 2003 that is not expected to occur in 2004. Without the special order, the gross profit would have been 43% during the first quarter of 2003, compared to 40% during the same period of 2004.

Research and development expenses had a slight decrease from $109,000 in 2003, to $95,000 in 2004. The level of activity for research and development remained the same with the small decrease in the first quarter of 2004 due to start up costs of the Animal Health Profiling project in the first quarter of 2003.

Selling, general and administrative expenses increased by $227,000 from $374,000 in the first quarter of 2003 to $601,000 during the first quarter of 2004. The increase is primarily the result of increased legal expenses of $144,000 relating to the Nouveau Marché litigation and legal expenses related to the change of control of the Company. In addition, the increase results from increases in director and officer insurance ($8,000), public relations consulting expense in order to gain public relations coverage in Europe ($25,000) and an increase in the animal health profiling program ($34,000).

Other Income

During the first quarter of 2003 the Company sold its stock holdings of Caprius Inc., resulting in other income of $8,000.

Financing Fees

The Company paid the finders’ fees and professional fees of approximately $85,000 in connection with the closing of a $570,000 convertible bridge loan financing in January 2004. These fees are being amortized over the life of the loan. In addition, $119,000 has been charged for the amortization of the debt discount on the convertible bridge loan during the first quarter of 2004.

Net Loss

The Company experienced a loss in the first quarter of 2004 of $593,000 ($0.02 per share-basic and diluted) which was $444,000 more than the $149,000 ($0.01 per share-basic and diluted) net loss for the first quarter of 2003. The increase in the net loss is primarily due to decreased gross profit of fine chemical sales in the first quarter of 2004 ($120,000), increased legal fees ($144,000) and the financing fees and interest expense ($149,000) incurred for the convertible bridge loan obtained in January 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital deficit increased during the first quarter of 2004 by $14,000, from a deficit of $36,000 at December 31, 2003, to a deficit of $50,000 at March 31, 2004. The decrease in working capital resulted primarily from the net loss of $593,000 adjusted for depreciation and amortization, $56,000, and an investment in equipment and patents, $87,000.

Cash and cash equivalents decreased from $372,000 at December 31, 2003, to $308,000 at March 31, 2004. This decrease of $64,000 is a result of $483,000 used for operations and $87,000 invested in equipment and patents, offset by the receipt of $570,000 from the receipt of bridge loans proceeds on January 14, 2004 upon the sale of the Notes.

As discussed in Note 7 to the Financial Statements, the Notes became immediately due and payable upon the closing of the Acquisition. As of the date of the filing of this report, the Company has not received a notice from any Note Holder notifying the Company of its failure to repay the Notes at or following the Acquisition. Accordingly, the Company believes there has not been an Event of Default under the Notes. However, upon receipt of such a notice, the Company will either need to repay all or a portion of the $570,000 principal under the Note(s), plus accrued interest, or permit conversion at the Event of Default Conversion Price.

The Company expects to incur operating losses for the foreseeable future. These losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2003, includes an explanatory paragraph referring to the Company’s ability to continue as a going concern. The Company anticipates that it will expend capital resources for the continuation of operations (marketing, product research and development, therapeutic and nutraceutical development). Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company’s future capital requirements, and the urgency of securing additional financing, will depend on many factors including: continued marketing and scientific progress in the Company’s research and development programs; the magnitude of such programs; the success of pre-clinical and potential clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; the cost of complying with the requirements of the AMF in France and/or liability for fines in connection with such requirements; technological competition and market developments; the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements; and the potential cost of repaying all or a portion of the principal and interest currently due and payable under the Notes.

The Company has incurred losses in each of the last six years. As of March 31, 2004, the Company has an accumulated deficit of $60,087,000. The Company expects to incur operating losses for the foreseeable future. The Company needs to raise additional capital in the very near future for continuing operations of the health products segment and to complete the Company’s contemplated drug development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing and potential products.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and others are discussed elsewhere in this report or in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004.

Need for Additional Financing.

As of March 31, 2004, the Company had an accumulated deficit of approximately $60,087,000. The Company currently does not have sufficient capital resources to complete the Company’s contemplated development and commercialization programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company, or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s potential products. A financing shortfall could also result in the Company failing to repay one or more of the Notes after the applicable Note Holder(s) provide notice to the Company of its failure to repay amounts currently due and payable under the Notes. In addition, the Company may choose to abandon certain issued United States and international patents that it deems to be of lesser importance to the strategic direction of the Company, in an effort to preserve its financial resources. In this regard, the report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2003 includes an explanatory paragraph raising doubts about the Company’s ability to continue as a going concern.

The Company’s future capital requirements will depend on many factors including the following:

•	continued scientific progress in the Company’s research and development programs and the commercialization of additional products;

•	the cost of our research and development and commercialization activities and arrangements, including sales and marketing;

•	the costs associated with the scale-up of manufacturing;

•	the success of pre-clinical and clinical trials;

•	the establishment of and changes in collaborative relationships;

•	the time and costs involved in filing, prosecuting, enforcing and defending patent claims;

•	the time and costs required for regulatory approvals;

•	technological competition and market developments;

•	the cost of complying with the requirements of the AMF in France and/or liability for fines in connection with such requirements; and

•	the potential cost of repaying all or a portion of the principal and interest currently due and payable under the Notes.

The Company’s future profitability is uncertain.

Although the Company has been able to reduce its operating losses in recent years, the Company cannot predict its ability to continue cost reductions or achieve profitability with its limited capital resources. The Company research and development expenses are expected to increase if the Company obtains financing to develop potential products. As evidenced by the increase in net losses for the first quarter of 2004, these losses and expenses may increase and fluctuate from quarter to quarter as the Company expands its research and development and sales and marketing activities. There can be no assurance that the Company will ever achieve profitable operations.

Axonyx acquired the voting power to control all matters affecting the Company.

Axonyx recently acquired approximately 52.3% of the issued and outstanding shares of the Company’s common stock. Marvin S. Hausman, M.D., Axonyx Chairman and CEO, separately holds an additional approximately 4.4% of the Company’s issued and outstanding shares of common stock. As a result, the Axonyx affiliated group has acquired the controlling interest in the Company.

As long as the Axonyx affiliated group owns a majority of the Company’s outstanding common stock, it will continue to be able to elect the Company’s entire board of directors. Other investors in the Company’s stock will not be able to affect the outcome of any stockholder vote. As a result, the Axonyx affiliated group will, in effect, have the ability to control all matters affecting the Company, including:

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

In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to the Company’s stockholders. The Axonyx affiliated group is not prohibited from selling a controlling interest in the Company to a third party or a participant in the Company’s industry.

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

In addition, the Company and Axonyx are subject to certain provisions of Delaware law, which could delay, complicate or prevent a merger, tender offer or proxy contest involving the parties. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested stockholder can receive benefits from the Company’s assets. The provisions could complicate or prohibit certain financing of the Company by the Axonyx affiliate group, or limit the price that other investors might be willing to pay in the future for shares of the Company’s common stock.

The Company’s principal stockholders, executive officers and directors own a significant percentage of the Company’s stock, and these stockholders can take actions that may be adverse to your interests.

The Company’s executive officers and directors, the Axonyx affiliated group and entities affiliated with them, beneficially own, in the aggregate, approximately 56.6% of the Company’s common stock. This significant concentration of share ownership may adversely affect the trading price for the Company’s common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

The Company’s ability to realize significant revenues from new products and technologies is dependent upon, among other things, the Company’s success in developing business alliances with nutraceutical/pharmaceutical and/or health related companies to develop and market these products. To date, the Company has not established such business alliances and there can be no assurance that the Company’s effort to develop such business alliances will be successful. Further, relying on these or other alliances is risky to the Company’s future success because:

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

The Company’s revenues and operating results may fluctuate due in part to factors that are beyond its control and which it cannot predict. Material shortfalls in revenues will materially adversely affect the Company’s results and may cause it to experience losses. In particular, the Company’s revenue growth and profitability depend on sales of its Health Products. Factors that could cause sales for these products and other products to fluctuate include:

•	an inability to produce products in sufficient quantities and with appropriate quality;

•	the loss of or reduction in orders from key customers;

•	variable or decreased demand from the Company’s customers;

•	the Company’s customers’ inventory of Health Products;

•	the receipt of relatively large orders with short lead times; and

•	the Company’s customers’ expectations as to how long it takes the Company to fill future orders.

Some additional factors that could cause the Company’s operating results to fluctuate include:

•	weakness in the global economy and changing market conditions; and

•	general economic conditions affecting the Company’s target industries.

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

Future Profitability Uncertain

The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2003, circulated to Company stockholders as part of the Company’s Annual Report for the fiscal year ended December 31, 2004, includes an explanatory paragraph referring to the Company’s ability to continue as a going concern. See also Note 2 to the Consolidated Financial Statements provided in Item 1 of this quarterly report on Form 10-QSB similarly advising of the Company’s possible inability to continue as a going concern.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In 1997, the Company completed an offering of its common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. The Company has been notified that a Paris lower court (Tribunal de grande instance de Paris) on November 12, 2003, issued an order (the “Order”) requiring the Company (i) to file its 2002 Document de Reference (“2002 Reference Document”) as required under French law and the regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, within eight days of the court’s Order (“filing deadline”) and (ii) if the Company has not filed with the AMF its 2002 Reference Document by the filing deadline, to pay a fine of 1,500 Euros for each day until it files its 2002 Reference Document with the AMF. Since issuance of the Order, the Company has (1) filed its 2002 Reference Document with the AMF and has received written confirmation that its 2002 Reference Document has been registered and (2) appealed the Order to the extent that it imposes fines on the Company. The Company has since dismissed its appeal of the Order, and during the first quarter of 2004 paid approximately $11,600 in settlement of any obligation to pay fines under the Order.

The AMF is also engaged in a separate pending investigation relating to the Company’s failing to file financial and other disclosure information as required under French law since December 1, 1999 (the “Investigation”) that could result in the AMF imposing substantial financial penalties on the Company. A letter from the AMF dated April 29, 2004 requested that the Company appear at a hearing before the Disciplinary Commission of the AMF on June 17, 2004. At the hearing, the Disciplinary Commission will consider a report of the AMF investigator recommending that the Disciplinary Commission impose a fine of not less than 100,000 Euros. The Company intends to defend its position vigorously at the hearing and continue discussions with the AMF to resolve the issues arising out of the Investigation. In the event the Company fails to succeed at the hearing or otherwise resolve these issues with the AMF by way of negotiation, the Company may appeal any adverse determination. No assurances can be given that the Company will be able to resolve the issues arising out of the Investigation on terms favorable to the Company, that any such appeal would be successful or that the Company can avoid further substantial costs and fines in connection with the Investigation.

Item 2. Changes in Securities and Use of Proceeds.

On January 14, 2004, the Company completed a private placement of securities exempt from registration under Section 4(2) of the Securities Act of 1933, pursuant to which (i) Note Holders paid to the Company $570,000 in the aggregate, (ii) the Company issued Notes bearing 7% interest per annum, to the investors in principal amount of $570,000 in the aggregate, which promissory notes are convertible in due course into Company common stock at a rate of one share for each $0.40 of principal and interest outstanding (which equals, with respect to the principal amount of the Notes up to 1,425,000 shares of the Company’s common stock), or in the Event of Default (as defined in the Notes) by the Company, into Company common stock at a rate of one share for each $0.15 of principal and interest outstanding (which equals, with respect to the principal of the Notes, up to 3,800,000 shares of the Company’s common stock), and (iii) the Company issued warrants to the investors exercisable for up to 712,500 shares of the Company’s common stock at an exercise price of $0.50 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits - See Exhibit Index on page 27.

(b)	Form 8-K Reports:

On March 15, 2004 the Company furnished a Report on Form 8-K stating that on February 27, 2004, the Company had a change in control resulting in Axonyx holding approximately 52.4% of the Company’s issued and outstanding voting stock on an as-converted to common stock basis.

On March 31, 2004 the Company furnished a Report on Form 8-K stating that on March 30, 2004, the Company released a public press statement announcing its financial results for year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

May 14, 2004	By	/s/ Ray R. Rogers
Ray R. Rogers
Chairman, President and
Chief Executive Officer

May 14, 2004	By	/s/ Sharon Ellis
Sharon Ellis
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002