Form 10QSB
period 2004-06-30
OXIS INTERNATIONAL INC
filed 2004-08-06
CIK 109657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

At June 30, 2004, the issuer had outstanding the indicated number of shares of common stock: 26,716,119.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2004 (unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,115	$372
Accounts receivable, net of allowance of $7 and $4, respectively	198	251
Inventories	318	295
Deferred financing fees	46	—
Prepaid expenses and other current assets	137	139

Total current assets	1,814	1,057
Property, plant and equipment, net	42	42
Technology for developed products, net	24	101
Patents and patents pending, net	878	733
Other assets	—	30

Total assets	$2,758	$1,963

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars)

	June 30, 2004 (unaudited)	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Note payable to shareholders	$1,360	$160
Accounts payable	636	609
Convertible bridge loans, net of debt discount	261	—
Accrued liabilities	326	220
Accrued payroll	455	104

Total current liabilities	3,038	1,093
Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Convertible preferred stock – $0.01 par value; 15,000,000 shares authorized:
Series B – 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000)	4	4
Series C – 96,230 shares issued and outstanding	1	1
Common stock – $0.001 par value; 95,000,000 shares authorized; 26,716,119 and 26,427,920 shares issued and outstanding at June 30, 2004 and December 31, 2003	27	26
Stock options	121	123
Warrants	395	236
Beneficial conversion rights	411	—
Additional paid-in capital	60,466	60,365
Accumulated deficit	(61,280)	(59,494)
Accumulated other comprehensive loss	(425)	(391)

Total shareholders’ equity (deficit)	(280)	870

Total liabilities and shareholder’s equity (deficit)	$2,758	$1,963

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (unaudited)	2003 (unaudited)	2004 (unaudited)	2003 (unaudited)
Revenues	$433	$661	$1,000	$1,210
Cost of revenues	238	458	553	678

Gross profit	195	203	447	532

Operating expenses:
Research and development	62	67	157	176
Selling, general and administrative	534	411	990	785
Foreign legal proceedings	102	—	167	—
Restructuring charges	525	—	605	—

Total operating expenses	1,223	478	1,919	961

Operating loss	(1,028)	(275)	(1,472)	(429)

Other income and expenses:
Other income	—	—	—	8
Interest income	—	1	—	1
Financing fees	(164)	—	(300)	—
Other	19	—	19	—
Interest expense	(20)	(4)	(33)	(7)

Total other income and expenses	(165)	(3)	(314)	2

Loss before income taxes	(1,193)	(278)	(1,786)	(427)

Income taxes	—	—	—	—

Net loss	(1,193)	(278)	(1,786)	(427)
Other comprehensive income/(loss) Foreign currency translation adjustment	—	20	(34)	25

Comprehensive loss	$(1,193)	$(258)	$(1,820)	$(402)

Net loss per common share – basic and diluted	$(.04)	$(.03)	$(.07)	$(.04)

Weighted average number of shares used in computation – basic and diluted	26,631,274	10,272,325	26,588,569	10,140,259

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended
	June 30, 2004 (unaudited)	June 30, 2003 (unaudited)
Cash flows from operating activities:
Net loss	$(1,786)	$(427)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	98	92
Stock issued for services	47	—
Amortization of deferred financing costs	300	—
Gain on sale of investment	—	(8)
Changes in assets and liabilities:
Accounts receivable	53	(32)
Inventories	(23)	(21)
Other current assets	2	(79)
Accounts payable	27	254
Accrued payroll, payroll taxes and other	457	(50)

Net cash used for operating activities	(825)	(171)
Cash flows from investing activities:
Proceeds from sale of investment	—	62
Purchases of equipment	(16)	(10)
Additions to other assets	(150)	(131)

Net cash provided by (used for) investing activities	(166)	(79)
Cash flows from financing activities:
Short-term borrowings with warrants attached net of deferred financing charges	486	—
Proceeds from short-term borrowings	1,200	—
Proceeds from exercise of stock options	50	—

Net cash provided by financing activities	1,736	—
Effect of exchange rate changes on cash	(2)	(2)

Net increase (decrease) in cash and cash equivalents	743	(252)
Cash and cash equivalents - beginning of period	372	424

Cash and cash equivalents - end of period	$1,115	$172

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(continued)

	Six Months Ended
	June 30, 2004 (unaudited)	June 30, 2003 (unaudited)
Supplemental cash flow disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash investing and financing:
Issuance of common stock for services	$47	$—
Debt discount on convertible bridge loans	$570	$—
Conversion of preferred stock into common stock	$—	$15
Expiration of warrants	$—	$1,582

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-KSB for the period ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.	GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2004, had an accumulated deficit of $61,280,000 and total shareholders’ equity deficit of $280,000. For the six months ended June 30, 2004, the Company sustained a net loss of $1,786,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

3.	EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted earnings (loss) per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options of 4,222,532 shares, warrants of 2,290,500 shares, and convertible debt of 1,425,000 shares. Utilizing the treasury stock method as of June 30, 2004, these possible dilutive issuances would have resulted in 3,710,550 common stock equivalents being considered for additional dilution. In this case, diluted net loss per share is the same as basic net loss per share as the inclusion of the common stock equivalents would be antidilutive.

4.	SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2004, 221,533 shares of common stock have been issued to employees and consultants upon the exercise of stock options. In addition, 33,333 shares of common stock were issued to a consultant, pursuant to the terms of a consulting agreement, for services valued at $25,000, or $0.75 per share; and an issuance of 33,333 shares of common stock were issued to the same consultant, pursuant to the terms of a consulting agreement, for services valued at $21,000, or $0.64 per share

5.	STOCK-BASED COMPENSATION

The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options granted to employees. Accordingly, since the exercise price of all options issued under the plans has been greater than or equal to the fair market value of the stock at the date of issue of the options, no compensation cost has been recognized for options granted under the plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which was released in December 2002 as an amendment of SFAS No. 123.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months ended June 30,
	2004	2003
Net loss:
As reported	$(1,193,000)	$(278,000)

Stock based compensation determined under the fair value based method	(111,000)	(286,000)

Pro forma	$(1,304,000)	$(564,000)

Net loss per share – basic and diluted:
As reported	$(0.04)	$(0.03)

Pro forma	$(0.05)	$(0.05)

	Six months ended June 30,
	2004	2003
Net loss:
As reported	$(1,786,000)	$(427,000)

Stock based compensation determined under the fair value based method	(124,000)	(307,000)

Pro forma	$(1,910,000)	$(734,000)

Net loss per share – basic and diluted:
As reported	$(0.07)	$(0.04)

Pro forma	$(0.07)	$(0.07)

6.	CONVERTIBLE BRIDGE LOANS

On January 14, 2004, the Company completed a private placement of securities, pursuant to which (i) certain bridge loan investors (“Note Holders”) paid to the Company $570,000 in the aggregate, (ii) the Company issued promissory notes (“Notes”) due on the first anniversary date of issuance or immediately on an acquisition, bearing 7% interest per annum, to the investors in principal amount of $570,000 in the aggregate, which promissory notes are convertible in due course into Company common stock at a rate of one share for each $0.40 of principal and interest outstanding (which equals, with respect to the principal amount of the Notes, up to 1,425,000 shares of the Company’s common stock) (the “Conversion Price”), or in the Event of Default (as defined in the Notes) by the Company, into Company common stock at a rate of one share for each $0.15 of principal and interest outstanding (which equals, with respect to the principal amount of the Notes, up to 3,800,000 shares of the Company’s common stock) (the “Event of Default Conversion Price”), and (iii) the Company issued warrants to the investors, exercisable for up to 712,500 shares of common stock at an exercise price of $0.50 per share. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. This discount is being amortized over 12 months, the life of the debt. As of June 30, 2004, the Company’s unamortized debt discount was $308,750. The Company paid finders fees and professional fees of approximately $85,000 in connection with the closing of the bridge loan financing. These fees are being amortized over 12 months, the life of the loan; $39,000 of the aforementioned fee is included in the Company’s statement of operations as financing fees for the six month period ending June 30, 2004.

7. AXONYX LOAN

On June 1, 2004, the Company secured a $1,200,000 loan from its majority shareholder, Axonyx (the “Axonyx Loan”). To evidence the Axonyx Loan, the Company issued to Axonyx a one-year secured promissory note. The Axonyx Loan bears interest of 7% per annum, payable quarterly.

The Company’s indebtedness under the promissory note is due and payable on May 31, 2005. However, if the Company completes an equity or convertible debt financing approved by Axonyx, which results in net proceeds to the Company of not less than $2,000,000, the Company’s indebtedness under the Axonyx Loan will become immediately due and payable. The Company’s indebtedness under the Axonyx Loan will also become immediately due and payable if the Company engages in certain transactions involving a change of control, such as the sale of all or substantially all of the assets of the Company or the sale to third parties of a majority of the Company’s issued and outstanding capital stock.

The Company’s payment obligations under the promissory note are secured by certain intellectual property assets identified in the related Security Agreement. The Company and Axonyx each represented in the Security Agreement that they believed in good faith that the aggregate market value of such intellectual property assets did not equal or exceed 10% of the aggregate market value of the Company’s assets or 10% of the aggregate market value of all of the outstanding stock of the Company.

8. CHANGE OF CONTROL

During the first quarter of 2004, Axonyx Inc. (“Axonyx”) acquired approximately 52.3% of the issued and outstanding shares of the Company’s Common Stock (the “Acquisition”). Marvin S. Hausman, M.D., Axonyx Chairman and CEO, separately holds an additional approximately 4.4% of the Company’s issued and outstanding shares of Common Stock. The Notes (i) became immediately due and payable upon the closing of the Acquisition, or (ii) at the option of the Note Holder, immediately prior to the closing of the Acquisition, could be converted into shares of Common Stock of the Company at the Conversion Price. Under the terms of each Note, if after the Note becomes due and payable, the Note remains unpaid for ten (10) days after the Note Holder has provided notice to the Company that there has been a failure to pay such Note (an Event of Default under the Notes), the Note Holder has the right to convert the Note into shares of Common Stock at the Event of Default Conversion Price. As of the date of the filing of this report, none of the Notes have been converted into Company Common Stock, and the Company has not received a notice from any Note Holder notifying the Company of its failure to repay the Notes at or following the Acquisition. The Company believes there has not been an Event of Default under the Notes.

9. SEGMENT REPORTING

The Company determines and discloses its segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for two segments in prior years and the first quarter of 2004 and accordingly, separate segment information was presented.

The Company currently manages its business on the basis of one reportable segment: its health and pharmaceutical products. The Company’s executives use consolidated results of the Company’s operations to make decisions affecting the development, manufacturing, and marketing of this business.

While the Company has historically been organized into two reportable segments (health products and therapeutic development), the Company manages its operations in one segment in order to better monitor and manage its basic business: the development of research diagnostics, nutraceutical and therapeutic products.

10. INCOME TAXES

As of June 30, 2004 the Company had net deferred tax assets of approximately $11,500,000. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the periods ended June 30, 2003, and 2004, there were no reductions in this valuation allowance.

11. COMMITMENTS AND CONTINGENCIES

In 1997, the Company completed an offering of its common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. The Company was notified that a Paris lower court (Tribunal de grande instance de Paris) on November 12, 2003, issued an order (the “Order”) requiring the Company (i) to file its 2002 Document de Reference (“2002 Reference Document”) as required under French law and the regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, within eight days of the court’s Order (“filing deadline”) and (ii) if the Company has not filed with the AMF its 2002 Reference Document by the filing deadline, to pay a fine of 1,500 Euro for each day until it files its 2002 Reference Document with the AMF. Following the issuance of the Order, the Company (1) filed its 2002 Reference Document with the AMF and received written confirmation that its 2002 Reference Document has been registered and (2) appealed the Order to the extent that it imposed fines on the Company. The Company has since dismissed its appeal of the Order, and during the first quarter of 2004 paid approximately $11,600 in settlement of any obligation to pay fines under the Order.

The AMF is also engaged in a separate pending investigation relating to the Company’s failing to file financial and other disclosure information as required under French law from 1999 through 2002 (the “Investigation”). A letter from the AMF dated April 29, 2004 requested that the Company appear at a hearing before the Disciplinary Commission of the AMF on June 17, 2004. At the hearing, the Disciplinary Commission considered a report of the AMF investigator recommending that the Disciplinary Commission impose a fine of not less than 100,000 Euro. Following the hearing, the Disciplinary Commission ordered the Company to pay a fine of 50,000 Euro (approximately $62,000) with respect to the Company’s failure to file financial and other disclosure information as required under French law from 1999 through 2002. The Company does not intend to appeal this order and the fine has been accrued as of June 30, 2004. The related Foreign Legal Expenses of $105,000 related to the AMF proceedings and fines imposed by the AMF of $62,000 are recorded as a separate line item under Operating Expenses.

12. RESTRUCTURING CHARGES

Restructuring charges related to the Axonyx change of control include legal ($196,000), management consulting ($34,000), travel ($8,000), executive search ($22,000) and severance expenses ($345,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding: (i) the Company’s expectation of incurring operating losses for the foreseeable future, but that losses and expenses could increase and fluctuate from quarter to quarter as the Company expands its research and development activities and sales and marketing activities; (ii) the Company’s anticipation that it will expend capital resources for the continuation of operations (marketing, product research and development, therapeutic and nutraceutical development); (iii) that the Company may also use capital resources for the acquisition of complementary businesses, products or technologies; (iv) the expectation that investment in the cardiac predictor program and the animal health profiling program will continue, but that increased public relations activities and legal fees will not continue; (v) that research and development expenses are expected to increase if the Company obtains financing to develop potential products; (vi) the Company’s belief that if it is unable to develop and maintain alliances with collaborative partners, the Company may have difficulty developing and selling the Company’s products and services; and (vii) that the Company’s ability to realize significant revenues from new products and technologies is dependent upon its success in developing business alliances with nutraceutical/pharmaceutical and/or health related companies to develop and market these products. Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this quarterly report on Form 10-QSB. All forward-looking statements included in this Form 10-QSB are based on information available to us on the date of this quarterly report on Form 10-QSB, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

Reclassification - Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

Revenues

The Company’s revenues for the quarters ended June 30, 2004 and 2003 were as follows:

	2004	2003

Research assays and fine chemicals	$433,000	$415,000
Bovine superoxide dismutase (bSOD) for research and human use	—	242,000
Other	—	4,000

	$433,000	$661,000

Sales of research assays and fine chemicals increased by $18,000 from $415,000 in the second quarter of 2003 to $433,000 in the second quarter of 2004 due to an increase in sales volumes of assays. Sales of fine chemicals in the second quarter of 2004 were $21,000 compared to $43,000 in the second quarter of 2003.

Sales of bSOD in the second quarter of 2003 consisted of one shipment of bulk bSOD to the Company’s Spanish licensee. There were no bSOD sales during the second quarter of 2004. There is no forecast for future sales of bulk bSOD.

Costs and Expenses

Total cost of revenues was $458,000, or 69% of revenues, for the second quarter of 2003 and decreased to $238,000, or 55% of revenues, for the second quarter of 2004. Cost of revenues for research assays were $225,000, or 60% of revenues, for the second quarter of 2003 and $234,000, or 57% of research assays revenues, for the second quarter of 2004. Cost of revenues for bulk bSOD during the second quarter of 2003 was $194,000, or 80% of bSOD revenues, compared to no revenue or cost during the second quarter of 2004.

Gross profit for the second quarter of 2003 was $203,000, or 31% of revenues. The gross profit for the second quarter of 2004 was $195,000, or 45% of revenues. The increase in gross margins from 31% to 45% is primarily due to the sale of bSOD during the second quarter of 2003.

Research and development expenses decreased from $67,000, or 10% of revenues (or 16% of research assay and fine chemicals revenues), in the second quarter of 2003 to $62,000, or 14% of revenues, in the second quarter of 2004.

Selling, general and administrative expenses increased from $411,000, or 62% of revenues, in the second quarter of 2003 to $534,000, or 123% of revenues, in the second quarter of 2004. This increase of $123,000 is primarily due to the investments in the cardiac predictor program ($45,000) and the animal health profiling program ($19,000) which are continuing into the third quarter of 2004, investor relations consulting expense in connection with investor relations activities in Europe ($21,000) and increased legal fees ($26,000) which are both not expected to continue.

Foreign legal proceedings during the second quarter of 2004 are related to the AMF proceedings including legal expenses of $40,000 and fines imposed by the AMF of $62,000 as described in Note 11 to the financial statements contained herein which are not expected to be recurring expenses.

Restructuring charges during the second quarter of 2004 of $525,000 are related to the Axonyx change of control including legal ($116,000), management consulting ($34,000), travel ($8,000), executive search ($22,000) and severance expenses ($345,000) which are not expected to be recurring expenses.

Financing Fees

The Company paid finders’ fees and professional fees of approximately $85,000 in connection with the closing of a $570,000 convertible bridge loan financing in January 2004. These fees are being amortized over the life of the loan. Total amortization of the debt discount on the convertible bridge loans and the related fees were $164,000 for the quarter ended June 30, 2004 and will continue to be amortized through the end of 2004.

Net Loss

The Company continued to experience losses in the second quarter of 2004. The second quarter 2004 net loss of $1,193,000 ($0.04 per share-basic and diluted) was $915,000 more than the $278,000 ($0.03 per share-basic and diluted) net loss for the second quarter of 2003. The increase in net loss is primarily due to restructuring expenses of $525,000 related to the Company’s change of control; $164,000 in financing fees related to the bridge loans; $102,000 on AMF proceedings; $48,000 gross profit of bSOD in the second quarter of 2003 that was not repeated in the second quarter of 2004; and increases in legal, travel and consulting expenses of $63,000.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

Revenues

The Company’s revenues for the six-month periods ended June 30, 2004 and 2003 were as follows:

	2004	2003

Research assays and fine chemicals	$1,000,000	$961,000
Bovine superoxide dismutase (bSOD) for research and human use	—	242,000
Other	—	7,000

	$1,000,000	$1,210,000

Sales of research assays and fine chemicals increased by $39,000, from $961,000 in the first half of 2003 to $1,000,000 in the first half of 2004. This increase was due primarily to increased sales volumes of research assays from $761,000 in the first half of 2003 to $936,000 in the first half of 2004, a 23% increase. Sales of fine chemicals were $205,000 in the first half of 2003 compared to $64,000 in the first half of 2004, a 69% decrease due to the business decision not to sell bulk fine chemicals for reformulation.

Sales of bSOD in the first half of 2003 consisted of one shipment of bulk bSOD to the Company’s Spanish licensee. There were no bSOD sales during the first half of 2004 and there is no forecast for future sales of bulk bSOD.

Costs and Expenses

Cost of product revenue for the first half of 2003 was $678,000, or 56% of revenues, compared to $553,000, or 55% of revenues for the first half of 2004. Cost of revenue of research assays for the first half of 2003 was $445,000 (58%) compared to $537,000 (57%) in the first half of 2004. There was also a decrease in the cost of revenues as a percentage of sales due to no sales of bSOD during the first half of 2004 (which during the first half of 2003 resulted in 80% cost of revenues), offset by lower sales in fine chemicals (a high margin product line).

Gross profit for the first six months of 2003 was $532,000, or 44% of revenues. Gross profit for the first six months of 2004 was $447,000, or 45% of revenues. This change is primarily due to no sales of bSOD, which has a 20% gross margin, offset by lower sales in fine chemicals (a high margin product line) during the first six months of 2004. Gross profit for research assays increased to 42% in the first half of 2004 from 43% in the first half of 2003.

Research and development expenses decreased from $176,000, or 15% of revenues, in the first half of 2003 to $157,000, or 16% of revenues, in the first half of 2004. The decrease in research and development expenses resulted primarily from lower personnel expenses. The increase in research and development expenses as a percentage of revenues during the first half of 2004 as compared to the same period in 2003 resulted from lower revenues in the 2004 period.

Selling, general and administrative expenses increased by $205,000, from $785,000, or 65% of revenues, in the first half of 2003 to $990,000, or 99% of revenues, in the first half of 2004. The increase is primarily the result of the investments in the cardiac predictor program ($56,000) and the animal health profiling program ($54,000) which are continuing into the third quarter of 2004, investor relations consulting expense in connection with investor relations activities in Europe ($47,000) and increased legal fees ($26,000) which are both not expected to continue.

Foreign legal proceedings during the first half of 2004 of $167,000 are related to the AMF proceedings including legal expenses of $105,000 and fines imposed by the AMF of $62,000 as described above in Note 11 to the financial statements contained herein which are not expected to be recurring expenses.

Restructuring charges during the first half of 2004 of $605,000 are related to the Axonyx change of control including legal ($196,000), management consulting ($34,000), travel ($8,000), executive search ($22,000) and severance expenses ($345,000) which are not expected to be recurring expenses.

Financing Fees

The Company paid the finders’ fees and professional fees of approximately $85,000 in connection with the closing of a $570,000 convertible bridge loan financing in January 2004. These fees are being amortized over the life of the loan. Total amortization of the debt discount on the convertible bridge loans and the related fees were approximately $307,000 for the six months ended June 30, 2004 and will continue to be amortized through the end of 2004.

Net Loss

The Company continued to experience losses in the first six months of 2004. The net loss for the first half of 2004 of $1,786,000 ($.07 per share-basic and diluted) was $1,359,000 more than the $427,000 ($.04 per share-basic and diluted) net loss for the first half of 2003. The increase in net loss is primarily due to restructuring expenses of $605,000 related to the Company’s change of control; $300,000 in financing fees related to the bridge loans; $167,000 on AMF proceedings; $85,000 gross profit of bSOD in the second quarter of 2003 that was not repeated in the second quarter of 2004; $110,000 investment in the cardiac predictor and animal health profiling programs and increases in legal, travel and consulting expenses of $89,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital deficit increased during the first half of 2004 by $1,188,000, from a deficit of $36,000 at December 31, 2003, to a deficit of $1,224,000 at June 30, 2004. The decrease in working capital resulted primarily from the net loss of $1,786,000 adjusted for cash operating losses offset by the influx of capital from loans in the amount of $1,770,000.

Cash and cash equivalents increased from $372,000 at December 31, 2003, to $1,115,000 at June 30, 2004. This increase of $743,000 is a result of cash received as a result of $1,770,000 in loans offset by cash operating losses.

As discussed in Note 6 to the Financial Statements, the Notes became immediately due and payable upon the closing of the Acquisition. As of the date of the filing of this report, the Company has not received a notice from any Note Holder notifying the Company of its failure to repay the Notes at or following the Acquisition. Accordingly, the Company believes there has not been an Event of Default under the Notes. However, upon receipt of such a notice, the Company will either need to repay all or a portion of the $570,000 principal under the Note(s), plus accrued interest, or permit conversion at the Event of Default Conversion Price.

The Company expects to incur operating losses for the foreseeable future. These losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2003, includes an explanatory paragraph referring to the Company’s ability to continue as a going concern. The Company anticipates that it will expend capital resources for the continuation of operations (marketing, product research and development, therapeutic and nutraceutical development). Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company’s future capital requirements, and the urgency of securing additional financing, will depend on many factors including: continued marketing and scientific progress in the Company’s research and development programs; the magnitude of such programs; the success of pre-clinical and potential clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; the cost of complying with the requirements of the AMF in France and/or liability for fines in connection with such requirements; technological competition and market developments; the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements; and the potential cost of repaying all or a portion of the principal and interest currently due and payable under the Notes and Axonyx Loan.

The Company has incurred losses in each of the last six years. As of June 30, 2004, the Company has an accumulated deficit of $61,280,000. The Company expects to incur operating losses for the foreseeable future. The Company needs to raise additional capital in the very near future for continuing operations and to complete the Company’s contemplated research and development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing and potential products.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and others are discussed elsewhere in this report or in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003.

Need for Additional Financing.

As of June 30, 2004, the Company had an accumulated deficit of approximately $61,280,000. The Company currently does not have sufficient capital resources to complete the Company’s contemplated development and commercialization programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company, or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s potential products. A financing shortfall could also result in the Company failing to repay the Axonyx Loan and/or one or more of the Notes after the applicable Note Holder(s) provide notice to the Company of its failure to repay amounts currently due and payable under the Notes. In addition, the Company may choose to abandon certain issued United States and international patents that it deems to be of lesser importance to the strategic direction of the Company, in an effort to preserve its financial resources. In this regard, the report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2003 includes an explanatory paragraph raising doubts about the Company’s ability to continue as a going concern.

The Company’s future capital requirements will depend on many factors including the following:

•	continued scientific progress in the Company’s research and development programs and the commercialization of additional products;

•	the cost of our research and development and commercialization activities and arrangements, including sales and marketing;

•	the costs associated with the scale-up of manufacturing;

•	the success of pre-clinical and clinical trials;

•	the establishment of and changes in collaborative relationships;

•	the time and costs involved in filing, prosecuting, enforcing and defending patent claims;

•	the time and costs required for regulatory approvals;

•	technological competition and market developments;

•	the cost of complying with the requirements of the AMF in France and/or liability for fines in connection with such requirements; and

•	the potential cost of repaying all or a portion of the principal and interest currently due and payable under the Notes and the Axonyx Loans.

The Company’s future profitability is uncertain.

Although the Company has been able to reduce its operating losses in recent years, the Company cannot predict its ability to continue cost reductions or achieve profitability with its limited capital resources. The Company research and development expenses are expected to increase if the Company obtains financing to develop potential products. As evidenced by the substantial increases in net losses for the first half of 2004, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that the Company will ever achieve profitable operations.

If the Company fails to attract and retain key personnel, its business could suffer.

The Company’s future depends, in part, on its ability to attract and retain key personnel. The Company may not be able to hire and retain such personnel at compensation levels consistent with its existing compensation and salary structure. The Company’s Chief Executive Officer recently retired and ceased his service as an officer and director of the Company. Further, the Company’s Chief Financial Officer has entered into a separation agreement under which she will cease to be an officer and employee of the Company, effective upon the filing of this Report with the Securities and Exchange Commission. The Company cannot predict whether it will be successful in finding suitable new candidates for the positions of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, or that any new officers filling such roles within the Company will be successful. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.

Axonyx holds the voting power to control essentially all matters affecting the Company.

Axonyx owns a majority of the Company’s outstanding common stock and as the Company’s majority stockholder is able to elect the Company’s entire Board of Directors. Through the Board of Directors, Axonyx may influence the Company’s business direction and policies, appoint or remove the Company’s officers, and, thus, control all material decisions affecting the Company. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to the Company’s stockholders. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested stockholder can receive benefits from the Company’s assets. These provisions could complicate or prohibit certain financing of the Company by Axonyx, or limit the price that other investors might be willing to pay in the future for shares of the Company’s common stock.

The Company may experience disruption or may fail to achieve any benefits in connection with the recent changes in executive management and in Board membership.

As described in more detail in Item 5 of Part II below, the Company’s Chief Executive Officer has recently retired, the Company’s Chief Operating Officer recently relinquished this position and its Chief Financial Officer is separating from the Company effective upon the filing of this Report. As a result, others who have limited experience with the Company have been appointed to serve as acting Chief Executive Officer, acting Chief Operating Officer and acting Chief Financial Officer, until permanent replacements are appointed. In addition, four out of five directors currently serving on the Board began their service on the Board in the first fiscal quarter of this year. There can be no assurances that these changes will not cause a disruption in, or otherwise adversely affect, the Company’s business and results of operations.

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

The market price of the Company’s common stock is extremely volatile. To demonstrate the volatility of its stock price, during the twelve-month period ending on June 30, 2004, the volume of the Company’s common stock traded on any given day has ranged from 0 to 779,900 shares. Moreover, during that period, its common stock has traded as low as $0.08 per share and as high as $0.90 per share, a 1,125% difference. This may impact your decision to buy or sell the Company’s common stock. Factors affecting the Company’s stock price include:

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

The Company depends on a single supplier for its bSOD product and the Company does not expect to be able to maintain sales of its bSOD product due to the lack of availability of raw material. Future availability or a new formulation of this raw material is unknown at this time.

The Company depends on a single supplier to provide bSOD in required volumes, and at appropriate quality and reliability levels. The availability of raw material required is now compromised and the Company is unable to get manufacturing equipment, produce bSOD, or develop an alternative supplier in a timely fashion or in sufficient quantities or under acceptable terms. Accordingly, the Company does not expect future sales of bSOD.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In 1997, the Company completed an offering of its common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. The Company was notified that a Paris lower court (Tribunal de grande instance de Paris) on November 12, 2003, issued an order (the “Order”) requiring the Company (i) to file its 2002 Document de Reference (“2002 Reference Document”) as required under French law and the regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, within eight days of the court’s Order (“filing deadline”) and (ii) if the Company has not filed with the AMF its 2002 Reference Document by the filing deadline, to pay a fine of 1,500 Euro for each day until it files its 2002 Reference Document with the AMF. Following the issuance of the Order, the Company (1) filed its 2002 Reference Document with the AMF and received written confirmation that its 2002 Reference Document has been registered and (2) appealed the Order to the extent that it imposed fines on the Company. The Company has since dismissed its appeal of the Order, and during the first quarter of 2004 paid approximately $11,600 in settlement of any obligation to pay fines under the Order.

The AMF is also engaged in a separate pending investigation relating to the Company’s failing to file financial and other disclosure information as required under French law from 1999 through 2002 (the “Investigation”). A letter from the AMF dated April 29, 2004 requested that the Company appear at a hearing before the Disciplinary Commission of the AMF on June 17, 2004. At the hearing, the Disciplinary Commission considered a report of the AMF investigator recommending that the Disciplinary Commission impose a fine of not less than 100,000 Euro. Following the hearing, the Disciplinary Commission ordered the Company to pay a fine of 50,000 Euro (approximately $62,000) with respect to the Company’s failure to file financial and other disclosure information as required under French law from 1999 through 2002. The Company does not intend to appeal this order and the fine has been accrued as of June 30, 2004. The related Foreign Legal Expenses of $105,000 related to the AMF proceedings and fines imposed by the AMF of $62,000 are recorded as a separate line item under Operating Expenses.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

At the Company’s 2004 Annual Meeting of Shareholders held on June 22, 2004 (“2004 Shareholders Meeting”), the Company’s shareholders elected the following persons to Company’s Board of Directors:

Name	Common shares FOR	Common shares WITHHELD	Series B Preferred FOR*	Series B Preferred WITHHELD*	Series C Preferred FOR*	Series C Preferred WITHHELD*
Gosse B. Bruinsma	21,258,046	59,720	85,667	0	0	21,546
Richard A. Davis	21,275,685	42,081	85,667	0	0	21,546
Steven H. Ferris	21,255,643	62,123	85,667	0	0	21,546
S. Colin Neill	21,255,643	62,123	85,667	0	0	21,546
Timothy C. Rodell	21,244,878	72,888	85,667	0	0	21,546
Ray R. Rogers	21,252,697	65,069	85,667	0	0	21,546
Gerard Vlak	21,257,101	60,665	85,667	0	0	21,546

*	In equivalent common votes.

Item 5. Other Information.

Changes in Membership of Board of Directors / Changes in Officers

As reported in the Company’s Information Statement to stockholders, filed with the SEC and mailed to stockholders on April 15, 2004, an understanding (the “Understanding”) between the Company and its controlling stockholder Axonyx resulted in three of the Company’s six directors (William G. Pryor, Ted Ford Webb and Thomas M. Wolf) agreeing to resign from the Board of Directors on March 10, 2004. On the same date, the Board of Directors designated four new individuals (Gosse B. Bruinsma, S. Colin Neill, Gerard J. Vlak and Steven H. Ferris), pursuant to Section 223(d) of the Delaware General Corporation Law, to fill the resulting resignations once they became effective. The change in membership of the Board of Directors became effective on April 25, 2004, ten (10) days after the Company mailed to record stockholders the Information Statement concerning such change.

On June 21, 2004, the Company announced the retirement of Ray R. Rogers, its Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Rogers’ resignation as a director of the Company became effective on June 22, 2004, immediately following the 2004 Annual Meeting of Shareholders and his resignation as an employee was effective June 30, 2004.

Dr. Gosse B. Bruinsma, MD, a current member of the Board of Directors, has been elected Chairman of the Board of Directors and will assume the role of acting Chief Executive Officer until a permanent Chief Executive Officer has been hired. Dr. Bruinsma is President and Chief Operating Officer of Axonyx Inc, the majority shareholder in OXIS with an ownership of approximately 54% of the common shares outstanding.

Ms. Sharon Ellis, the Company’s Chief Operating Officer and Chief Financial Officer is terminating all positions as an employee and officer of the Company and its subsidiaries, including without limitation, her position of Chief Financial Officer. Her resignation as Chief Operating Officer is effective June 22, 2004; her resignation as Chief Financial Officer is effective upon the date that this Report is filed with, and received by, the Securities and Exchange Commission. Dr. Bruinsma will assume the role of acting Chief Financial Officer until a permanent Chief Financial Officer has been hired. Manus O’Donnell has assumed the role of acting Chief Operating Officer of the Company, and will assist Dr. Bruinsma as a special advisor to the Board of Directors. Mr. O’Donnell is located at OXIS’ Portland headquarters.

The Company received the resignation of Richard A. Davis from the Board of Directors and all committees of the Board of Directors, effective August 1, 2004. At the time of such resignation, Mr. Davis served as Chairman of the Audit Committee of the Board and the Compensation Committee of the Board.

After the resignations of Mr. Davis and Mr. Rogers, the Board of Directors consists of five (5) members. In accordance with the Company’s bylaws, the Board of Directors previously fixed the authorized number of directors at seven (7), such that two (2) vacancies now exist on the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits - See Exhibit Index on page 29.

(b)	Form 8-K Reports:

On May 28, 2004 the Company furnished a Report on Form 8-K stating that on May 27, 2004, the Company released a public press statement announcing its financial results for quarter ended March 31, 2004.

On June 10, 2004 the Company furnished a Report on Form 8-K stating that on June 3, 2004, the Company released a public press statement announcing that it has secured a $1.2 million loan from Axonyx Inc., its controlling shareholder.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

August 6, 2004	By	/s/ Gosse B. Bruinsma
Gosse B. Bruinsma
Acting Chief Executive Officer

August 6, 2004	By	/s/ Sharon Ellis
Sharon Ellis
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Separation, Retirement and Consulting Agreement between OXIS International, Inc. and Ray R. Rogers dated June 21, 2004

10.m	Separation Agreement between Oxis International, Inc. and Sharon Ellis dated July 13, 2004

31.a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002