Form 10QSB
period 2004-09-30
OXIS INTERNATIONAL INC
filed 2004-11-12
CIK 109657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

At October 22, 2004, the issuer had outstanding the indicated number of shares of common stock: 27,106,118.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2004 (unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$786	$372
Accounts receivable, net of allowance of $6 and $4, respectively	370	251
Inventories	349	295
Deferred financing fees	25	—
Prepaid expenses and other current assets	120	139

Total current assets	1,650	1,057
Property, plant and equipment, net	43	42
Technology for developed products, net	—	101
Patents and patents pending, net	969	733
Other assets	—	30

Total assets	$2,662	$1,963

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars)

	September 30, 2004 (unaudited)	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Note payable to shareholders	$1,360	$160
Accounts payable	536	609
Convertible bridge loans, net of debt discount	404	—
Accrued liabilities	604	220
Accrued payroll	59	104

Total current liabilities	2,963	1,093
Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series B – 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000)	4	4
Series C – 96,230 shares issued and outstanding	1	1
Common stock - $0.001 par value; 95,000,000 shares authorized; 26,970,118 and 26,427,920 shares issued and outstanding at September 30, 2004 and December 31, 2003	27	26
Stock options	121	123
Warrants	395	236
Beneficial conversion rights	411	—
Additional paid-in capital	60,496	60,365
Accumulated deficit	(61,333)	(59,494)
Accumulated other comprehensive loss	(423)	(391)

Total shareholders’ equity (deficit)	(301)	870

Total liabilities and shareholder’s equity (deficit)	$2,662	$1,963

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 (unaudited)	2003 (unaudited)	2004 (unaudited)	2003 (unaudited)
Product revenues	$504	$560	$1,504	$1,770
License revenues	450	—	450	—

Total revenue	954	560	1,954	1,770
Cost of product revenues	282	255	835	933

Gross profit	672	305	1,119	837

Operating expenses:
Research and development	43	86	200	262
Selling, general and administrative	469	359	1,459	1,144
Foreign legal proceedings	16	—	183	—
Restructuring charges	—	—	605	—

Total operating expenses	528	445	2,447	1,406

Operating income (loss)	144	(140)	(1,328)	(569)

Other income and expenses:
Other income	—	—	—	8
Interest income	1	—	1	1
Financing fees	(164)	—	(464)	—
Other	—	—	19	—
Interest expense	(34)	(4)	(67)	(11)

Total other income and expenses	(197)	(4)	(511)	(2)

Loss before income taxes	(53)	(144)	(1,839)	(571)

Income taxes	—	—	—	—

Net loss	(53)	(144)	(1,839)	(571)
Other comprehensive income/(loss) Foreign currency translation adjustment	2	(2)	(32)	23

Comprehensive loss	$(51)	$(146)	$(1,871)	$(548)

Net loss per common share – basic and diluted	$(.00)	$(.01)	$(.07)	$(.04)

Weighted average number of shares used in computation – basic and diluted	26,739,887	25,941,132	26,654,218	15,465,095

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended
	September 30, 2004 (unaudited)	September 30, 2003 (unaudited)
Cash flows from operating activities:
Net loss	$(1,839)	$(571)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	129	141
Stock issued for services	47	—
Amortization of deferred financing costs	464	—
Gain on sale of investment	—	(8)
Changes in assets and liabilities:
Accounts receivable	(119)	(77)
Inventories	(59)	(53)
Other current assets	19	(29)
Accounts payable	(73)	115
Customer deposits	—	58
Accrued payroll, payroll taxes and other	339	95

Net cash used for operating activities	(1,092)	(329)
Cash flows from investing activities:
Proceeds from sale of investment	—	62
Purchases of equipment	(24)	(10)
Additions to other assets	(240)	(139)

Net cash provided by (used for) investing activities	(264)	(87)
Cash flows from financing activities:
Short-term borrowings with warrants attached net of deferred financing charges	486	—
Proceeds from short-term borrowings	1,200	—
Proceeds from exercise of warrants with warrants attached	—	227
Proceeds from exercise of stock options	80	7

Net cash provided by financing activities	1,766	234
Effect of exchange rate changes on cash	4	(4)

Net increase (decrease) in cash and cash equivalents	414	(186)
Cash and cash equivalents - beginning of period	372	424

Cash and cash equivalents - end of period	$786	$238

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(continued)

	Nine Months Ended
	September 30, 2004 (unaudited)	September 30, 2003 (unaudited)
Supplemental cash flow disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash investing and financing:
Issuance of common stock for services	$47	$—
Debt discount on convertible bridge loans	$570	$—
Conversion of preferred stock into common stock	$—	$15
Expiration of warrants	$—	$1,582

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

Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2004, had an accumulated deficit of $61,333,000 and shareholders’ deficit of $301,000. For the nine months ended September 30, 2004, the Company sustained a net loss of $1,839,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

3. EARNINGS PER SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted loss per share is computed by dividing the net loss adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options of 3,926,677 shares, warrants of 2,290,000 shares, and convertible debt of 1,425,000 shares. Utilizing the treasury stock method as of September 30, 2004, these possible dilutive issuances would have resulted in 3,876,832 common stock equivalents being considered for additional dilution. In this case, diluted net loss per share is the same as basic net loss per share as the inclusion of the common stock equivalents would be antidilutive.

4. STOCK RELATED TRANSACTIONS

During the nine months ended September 30, 2004, 475,532 shares of common stock have been issued to employees and consultants upon the exercise of stock options. In addition, 33,333 shares of common stock were issued to a consultant, pursuant to the terms of a consulting agreement, for services valued at $25,000, or $0.75 per share; and an additional 33,333 shares of common stock were issued to the same consultant, pursuant to the terms of a consulting agreement, for services valued at $21,000, or $0.64 per share

5. STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months ended September 30,
	2004	2003
Net loss:
As reported	$(53,000)	$(144,000)

Stock based compensation determined under the fair value based method	(331,000)	(21,000)

Pro forma	$(384,000)	$(165,000)

Net loss per share – basic and diluted:
As reported	$(0.00)	$(0.01)

Pro forma	$(0.01)	$(0.00)

	Nine months ended September 30,
	2004	2003
Net loss:
As reported	$(1,839,000)	$(571,000)

Stock based compensation determined under the fair value based method	(455,000)	(309,000)

Pro forma	$(2,294,000)	$(880,000)

Net loss per share – basic and diluted:
As reported	$(0.07)	$(0.04)

Pro forma	$(0.09)	$(0.07)

6. CONVERTIBLE BRIDGE LOANS

On January 14, 2004, the Company completed a private placement of securities, pursuant to which (i) certain bridge loan investors (“Note Holders”) paid to the Company $570,000 in the aggregate, (ii) the Company issued promissory notes (“Notes”) due on the first anniversary date of issuance or immediately on an acquisition, bearing 7% interest per annum, to the investors in principal amount of $570,000 in the aggregate, which promissory notes are convertible in due course into Company common stock at a rate of one share for each $0.40 of principal and interest outstanding (which equals, with respect to the principal amount of the Notes, up to 1,425,000 shares of the Company’s common stock) (the “Conversion Price”), or in the Event of Default (as defined in the Notes) by the Company, into Company common stock at a rate of one share for each $0.15 of principal and interest outstanding (which equals, with respect to the principal amount of the Notes, up to 3,800,000 shares of the Company’s common stock) (the “Event of Default Conversion Price”), and (iii) the Company issued warrants to the investors, exercisable for up to 712,500 shares of common stock at an exercise price of $0.50 per share. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders’ equity. This discount is being amortized over 12 months, the life of the debt. As of September 30, 2004, the Company’s unamortized debt discount was $166,250. The Company paid finders fees and professional fees of approximately $85,000 in connection with the closing of the bridge loan financing. These fees are being amortized over 12 months, the life of the loan; $60,000 of the aforementioned fee is included in the Company’s statement of operations as financing fees for the nine month period ending September 30, 2004.

7. AXONYX LOAN

On June 1, 2004, the Company secured a $1,200,000 loan from its majority shareholder, Axonyx Inc. (the “Axonyx Loan”). To evidence the Axonyx Loan, the Company issued to Axonyx a one-year secured promissory note. The Axonyx Loan bears interest of 7% per annum, payable quarterly.

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

8. LICENSE AGREEMENT

On September 28, 2004, the Company and HaptoGuard Inc. (“HaptoGuard”) entered into a license agreement relating to the Company’s proprietary compound BXT 51072 and related compounds. Under the agreement, HaptoGuard has exclusive worldwide rights to develop, manufacture and market BXT-51072 and related compounds from the Company’s library of such antioxidant compounds. Further, HaptoGuard is responsible for worldwide product development programs with respect to licensed compounds. HaptoGuard has paid the Company an upfront license fee of $300,000, and an additional $150,000 in upfront license fees remains payable by HaptoGuard. The agreement provides that HaptoGuard must pay royalties to the Company, as well as additional fees for the achievement of development milestones in excess of $21 million if all milestones are met and regulatory approvals are granted. However, there can be no assurances that royalty payments will result or that milestone payments will be realized.

9. CHANGE OF CONTROL

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

10. SEGMENT REPORTING

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

While the Company has historically been organized into two reportable segments (health products and therapeutic development), the Company manages its operations in one segment in order to better monitor and manage its basic business: the development and sale of research diagnostics, nutraceutical and therapeutic products.

11. INCOME TAXES

As of September 30, 2004, the Company had net deferred tax assets of approximately $11,700,000. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the periods ended September 30, 2003, and 2004, there were no reductions in this valuation allowance. Use of the net operating loss may be limited due to the Axonyx change of control that took place in the first quarter of 2004.

12. COMMITMENTS AND CONTINGENCIES

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

The AMF also engaged in a separate investigation relating to the Company’s failing to file financial and other disclosure information as required under French law from 1999 through 2002 (the “Investigation”). A letter from the AMF dated April 29, 2004 requested that the Company appear at a hearing before the Disciplinary Commission of the AMF on June 17, 2004. At the hearing, the Disciplinary Commission considered a report of the AMF investigator recommending that the Disciplinary Commission impose a fine of not less than 100,000 Euros. Following the hearing, the Disciplinary Commission ordered the Company to pay a fine of 50,000 Euros (approximately $62,000) with respect to the Company’s failure to file financial and other disclosure information as required under French law from 1999 through 2002. The Company does not intend to appeal this order and the fine has been accrued as of September 30, 2004; and has subsequent to the quarter ending has paid the fine. As of September 30, 2004, the Company has recorded approximately $183,000 related to the defense and settlement of this investigation, including foreign legal expenses of $121,000 and fines imposed by the AMF of $62,000. These charges are recorded as a separate line item under Operating Expenses.

13. RESTRUCTURING CHARGES

Restructuring charges related to the Axonyx change of control include legal ($196,000), management consulting ($34,000), travel ($8,000), executive search ($22,000) and severance expenses ($345,000).

14. REVENUE CONCENTRATIONS

As discussed in Note 8, the Company signed an exclusive license agreement during the third quarter of 2004, resulting in revenues of $450,000, or 23% of total revenues for the first nine months of 2004. There can be no assurances that future milestone events and payments will be realized or that the Company may be able to enter into additional future license agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding: (i) the Company’s belief that an event of default under the promissory notes issued to certain investors on January 14, 2004 has not occurred, and that, in the future, the Company will either need to repay principal under the notes or permit conversion at the applicable conversion price; (ii) the Company’s belief that certain expenses, including legal expenses relating to legal proceedings involving the AMF in France and restructuring expenses relating to the Axonyx change in control, will not be recurring expenses; (iii) the Company’s expectation of incurring operating losses for the foreseeable future, but that losses and expenses could increase and fluctuate from quarter to quarter; (iv) the Company’s anticipation that it will expend capital resources for the continuation of operations (marketing, product research and development, therapeutic and nutraceutical development); (v) that the Company may also use capital resources for the acquisition of complementary businesses, products or technologies; (vi) the expectation that investment in the cardiac predictor program will continue, but that increased public relations activities and legal fees will not continue; (vii) the Company does not anticipate further funding of its animal health profiling program beyond the quarter ended December 31, 2004 (viii) that research and development expenses are expected to increase if the Company obtains financing to develop potential products; (ix) the Company’s belief that if it is unable to develop and maintain alliances with collaborative partners, the Company may have difficulty developing and selling the Company’s products and services; and (x) that the Company’s ability to realize significant revenues from new products and technologies is dependent upon its success in developing business alliances with nutraceutical/pharmaceutical and/or health related companies to develop and market these products.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: (1) the Company may not be able to obtain necessary financing; (2) uncertainties exist as to whether holders of promissory notes issued to certain investors on January 14, 2004 will demand immediate repayment, or conversion at a lower than expected conversion price; (3) the cost of complying with the requirements of the AMF in France and/or liability for fines in connection with such requirements may exceed expectations; (4) Axonyx Inc. holds the voting power to control essentially all matters affecting the Company, and such concentration of voting power could have the effect of delaying, deterring or preventing a change of control; (5) uncertainties exist relating to issuance, validity and ability to enforce and protect patents, other intellectual property and certain proprietary information; (6) the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; (7) the Company’s products may not meet product performance specifications; (8) new products may be unable to compete successfully in either existing or new markets; (9) availability and future costs of materials and other operating expenses; (10) weakness in the global economy and changing market conditions, together with general economic conditions affecting the Company’s target industries, could cause the Company’s operating results to fluctuate; (11) the risks involved in international operations and sales; and (12) disclosure controls cannot prevent all error and all fraud. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward--looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

Revenue Recognition

Product sales - The Company manufactures, or has manufactured on a contract basis, products that are sold to customers. The Company recognizes product sales upon shipment of the product to the customer.

Intellectual Property License Fees - The Company recognizes license fee revenue for licenses to our intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, we recognize license fee revenue as these payments become due. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license and collectibility is reasonably assured unless we have continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable.

Royalties - We recognize royalty revenue based on reported sales by third party licensees of products containing our materials, software and intellectual property. If there are extended payment terms, royalty revenues are recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

Patents and technology for developed products

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004

COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

The Company’s revenues for the quarters ended September 30, 2004 and 2003 were as follows:

	2004	2003
Research assays and fine chemicals	$504,000	$553,000
License revenue	450,000	—
Other	—	7,000

	$954,000	$560,000

Total revenues for the three-month period ended September 30, 2004 were $954,000, compared to $560,000 for the same period in 2003, an increase of $394,000 or 70%. This increase was due primarily to the Company entering into an exclusive license agreement resulting in the Company recognizing $450,000 in license revenue in the third quarter of 2004. The Company recognized no license revenue for the three-month period ended September 30, 2003. There can be no assurances that future milestone events and payments will be realized under the exclusive license agreement or that the Company may be able to enter into additional future license agreements.

Revenues from sales of research assays and fine chemicals for the three-month period ended September 30, 2004 was $504,000, compared to $533,000 for the same period in 2003, a decreased of $49,000, or approximately 9%. This decrease was due primarily to a decrease in the Company’s sales of fine chemicals ($21,000) and a general decline in sales volume of research assay products ($29,000).

Costs and Expenses

Cost of product revenues for the three-month period ended September 30, 2004 was $282,000, or 56% of product revenues, compared to $255,000, or 46% of product revenues, for the same period of 2003. The increase in the cost of sales as a percentage of sales is due primarily to increased expenditures in the Company’s animal health profiling program, which was incurred without a corresponding increase in sales.

Gross profit for the third quarter of 2004 from product revenues was $222,000, or 44% of product revenues compared to $305,000, or 54% of product revenues, in the third quarter of 2003. This decrease is due primarily increased expenditures in the Company’s animal health program incurred during the third quarter of 2004, which was incurred without a corresponding increase in sales.

Research and development expenses for the three-month period ended September 30, 2004 were $43,000, or 8% of product revenues, as compared to $86,000, or 15% of product revenues, for the same period in 2003. The decrease in research and development expenses primarily resulted from the cost of a product toxicity study conducted during 2003 that was not repeated during 2004.

Selling, general and administrative expenses for the three-month period ended September 30, 2004 were $469,000, or 93% of product revenues, as compared to $359,000, or 64% of product revenues, for the same period in 2003. The increase is primarily due to higher legal expenses, continued spending in both the cardiac predictor program and the animal health profiling program, offset by the retirement of the Company’s Chief Executive Officer and resignation of the Company’s Chief Financial Officer (who have not been replaced by full-time employees). The Company does not anticipate further funding of its animal health profiling program beyond the quarter ended December 31, 2004.

Foreign legal proceedings for the three-month period ended September 30, 2004 are related to the AMF proceedings including legal expenses of $16,000 as described in Note 12 to the financial statements contained herein. Such expenses are not expected to be recurring expenses.

Financing Fees

The Company paid finders’ fees and professional fees of approximately $85,000 in connection with the closing of a $570,000 convertible bridge loan financing in January 2004. These fees are being amortized over the life of the loan. Total amortization of the debt discount on the convertible bridge loans and the related fees were $164,000 for the quarter ended September 30, 2004 and will continue to be amortized through the end of 2004.

Net Loss

The Company continued to experience losses in the third quarter of 2004. The third quarter 2004 net loss of $53,000 ($0.00 per share-basic and diluted) was $91,000 (63%) less than the $144,000 ($0.01 per share-basic and diluted) net loss for the third quarter of 2003. The decrease in the net loss is primarily due to the Company’s income from entering into an exclusive licensing agreement for one of its therapeutic compounds. The Company recognized an upfront license fee of $450,000 during the third quarter as discussed in Note 8 to the financial statements, License Agreement. Through the date of this filing the Company has received $300,000 of the license fee; and the balance of $150,000 is due during the fourth quarter of 2004.

The Company expects to continue to incur net losses for the foreseeable future. If the Company develops substantial new revenue sources or if additional capital is raised through further sales of securities, the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term profit margins. If the Company is unable to raise sufficient additional capital or to develop new revenue sources, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004

COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

The Company’s revenues for the nine-month periods ended September 30, 2004 and 2003 were as follows:

	2004	2003
Research assays and fine chemicals	$1,504,000	$1,517,000
License revenues	450,000	—
Bovine superoxide dismutase (bSOD) for research and human use	—	242,000
Other	—	11,000

	$1,954,000	$1,770,000

Total revenues for the nine-month period ended September 30, 2004 were $1,954,000, compared to $1,770,000 for the same period in 2003, an increase of $184,000 or 10%. This increase was due primarily to the Company entering into an exclusive license agreement, resulting in the Company recognizing $450,000 in license revenue in the third quarter of 2004. The Company recognized no license revenue for the nine-month period ended September 30, 2003. There can be no assurances that future milestone events and payments will be realized under the exclusive license agreement or that the Company may be able to enter into additional future license agreements.

Sales of research assays and fine chemicals for the nine-month period ended September 30, 2004 were $1,504,000, compared to $1,517,000 for the same period in 2003, a decrease of $13,000, or approximately 1%. Sales volumes of research assays increased from $1,269,000 in the first nine months of 2003 to $1,418,000 in the first nine months of 2004, a 12% increase. This increase was offset by a decrease in the sales of fine chemicals from $248,000 for the nine-month period ended September 30, 2003 to $86,000 during the same period in 2004, a 65% decrease. This decrease is due primarily to the Company’s decision not to sell bulk fine chemicals for reformulation from 2004 forward.

Sales of bSOD in the first nine months of 2003 consisted of one shipment of bulk bSOD to the Company’s Spanish licensee. There were no bSOD sales during the first nine months of 2004 and there is no forecast for future sales of bulk bSOD.

Costs and Expenses

Cost of product revenues for the nine-month period ended September 30, 2004 was $835,000, or 56% of product revenues, compared to $933,000, or 53% of product revenues, for the same period in 2003. The increase in the cost of product sales as a percentage of sales for 2004 results primarily from increased expenditures in the Company’s animal health profiling program incurred during 2004, which was incurred without a corresponding increase in sales.

Cost of revenue of research assays for the first nine months of 2004 was $765,000 (51%) compared to $660,000 (44%) during the first nine months of 2003 due to changes in the product mix of the Company’s sales. There was also a decrease in the cost of revenues as a percentage of sales due to the absence of bSOD sales during the first nine months of 2004 (which during the first nine months of 2003 resulted in 80% cost of revenues).

Gross profit for the first nine months of 2004 from product revenues was $669,000, or 44% of product revenues, compared to $837,000, or 47% of product revenues during the same period of 2003. The decrease in gross profit as a percentage of product sales for 2004 results primarily from increased expenditures in the Company’s animal health profiling program incurred during 2004, which was incurred without a corresponding increase in product sales.

Research and development expenses for the nine-month period ended September 30, 2004 were $200,000 compared to $262,000 for the same period in 2003. Research and development expense as a percentage of product revenues were 13% for the nine-month period ended September 30, 2004 compared to 15% in the same period of 2003. These decreases resulted primarily from the cost of a product toxicity study conducted during 2003 that was not repeated during 2004.

Selling, general and administrative expenses were $1,459,000, or 97% of product revenues, in the first nine months of 2004 compared to $1,144,000, or 65% of revenues, in the first nine months of 2003. The increase of $179,000 is primarily due to the increased spending in the cardiac predictor program and the animal health profiling program partially offset by the retirement of the Company’s Chief Executive Officer and resignation of the Company’s Chief Financial Officer. The Company does not anticipate further funding of its animal health profiling program beyond the quarter ended December 31, 2004. The increase in selling, general and administrative expenses as a percentage of revenue is a result of the decline in revenues from 2003 to 2004 and the increase in administrative costs in 2004 as compared to 2003.

Foreign legal proceedings during the first nine months of 2004 of $183,000 are related to the AMF proceedings including legal expenses of $121,000 and fines imposed by the AMF of $62,000 as described above in Note 12 to the financial statements contained herein which are not expected to be recurring expenses.

Restructuring charges during the first nine months of 2004 of $605,000 are related to the Axonyx change of control including legal ($196,000), management consulting ($34,000), travel ($8,000), executive search ($22,000) and severance expenses ($345,000) which are not expected to be recurring expenses.

Financing Fees

The Company paid the finders’ fees and professional fees of approximately $85,000 in connection with the closing of a $570,000 convertible bridge loan financing on January 14, 2004. These fees are being amortized over the life of the loan. Total amortization of the debt discount on the convertible bridge loans and the related fees were approximately $464,000 for the nine months ended September 30, 2004 and will continue to be amortized through the end of 2004.

Other Income

During the first quarter of 2003, the Company sold its equity interest in Caprius Inc., resulting in other income of $8,000.

Net Loss

The Company continued to experience losses for the nine-month period ended September 30, 2004. The net loss of $1,839,000 ($.07 per share-basic and diluted) for the nine-month period ended September 30, 2004 was $1,268,000 more than the $571,000 ($.04 per share-basic and diluted) net loss for the same period in 2003. The increase in the net loss is primarily due to restructuring charges of $726,000 incurred in the first nine months of 2004 partially offset by an increase in license revenues during 2004 of $450,000.

The Company expects to continue to incur net losses for the foreseeable future. If the Company develops substantial new revenue sources or if additional capital is raised through further sales of securities, the Company plans to continue to invest in research and development activities and incur sales, general and administrative expenses in amounts greater than its anticipated near-term profit margins. If the Company is unable to raise sufficient additional capital or to develop new revenue sources, it will have to cease, or severely curtail, its operations. In this event, while expenses will be reduced, expense levels, and the potential write down of various assets, would still be in amounts greater than anticipated revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital deficit increased during the first nine months of 2004 by $1,344,000, from a deficit of $36,000 at December 31, 2003, to a deficit of $1,308,000 at September 30, 2004. The decrease in working capital resulted primarily from the net loss of $1,839,000 offset by the influx of capital from loans and a licensing agreement in the amount of $2,070,000.

Cash and cash equivalents increased from $372,000 at December 31, 2003, to $786,000 at September 30, 2004. This increase of $414,000 is a result of cash received of $1,770,000 in loans and $300,000 in payments under a license agreement received by the Company in the third quarter of this year, offset by cash operating losses.

As discussed in Note 6 to the Financial Statements, the Notes issued by the Company in January 2004 became immediately due and payable upon the closing of the Acquisition. As of the date of the filing of this report, the Company has not received a notice from any Note Holder notifying the Company of its failure to repay the Notes at or following the Acquisition. Accordingly, the Company believes there has not been an Event of Default under the Notes. However, upon receipt of such a notice, the Company will either need to repay all or a portion of the $570,000 principal under the Note(s), plus accrued interest, or permit conversion at the applicable Conversion Price.

The Company expects to incur operating losses for the foreseeable future. These losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that the Company will ever achieve profitable operations. The report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2003, includes an explanatory paragraph referring to the Company’s ability to continue as a going concern. The Company anticipates that it will expend capital resources for the continuation of operations (marketing, product research and development, therapeutic and nutraceutical development). Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company’s future capital requirements, and the urgency of securing additional financing, will depend on many factors including: continued marketing and scientific progress in the Company’s research and development programs; the magnitude of such programs; the success of pre-clinical and potential clinical trials; the costs associated with the scale-up of manufacturing; the time and costs required for regulatory approvals; the time and costs involved in filing, prosecuting, enforcing and defending patent claims; the cost of complying with the requirements of the AMF in France and/or liability for fines in connection with such requirements; technological competition and market developments; the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements; and the cost of repaying all or a portion of the principal and interest payable under the Notes and Axonyx Loan.

The Company has incurred losses in each of the last six years. As of September 30, 2004, the Company has an accumulated deficit of $61,333,000. The Company expects to incur operating losses for the foreseeable future. The Company needs to raise additional capital in the very near future for continuing operations and to complete the Company’s contemplated research and development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing and potential products.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and others are discussed elsewhere in this report or in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003.

Need for Additional Financing.

As of September 30, 2004, the Company had an accumulated deficit of approximately $61,333,000. The Company currently does not have sufficient capital resources to complete the Company’s contemplated development and commercialization programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company, or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s potential products. A financing shortfall could also result in the Company failing to repay the Axonyx Loan and/or one or more of the Notes after the applicable Note Holder(s) provide notice to the Company of its failure to repay amounts currently due and payable under the Notes. In addition, the Company may choose to abandon certain issued United States and international patents that it deems to be of lesser importance to the strategic direction of the Company, in an effort to preserve its financial resources. In this regard, the report of the Company’s independent auditors on the Company’s financial statements for the period ended December 31, 2003 includes an explanatory paragraph raising doubts about the Company’s ability to continue as a going concern.

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

Although the Company has been able to reduce its operating losses in recent years, the Company cannot predict its ability to continue cost reductions or achieve profitability with its limited capital resources. The Company research and development expenses are expected to increase if the Company obtains financing to develop potential products. As evidenced by the substantial increases in net losses for the first nine months of 2004, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that the Company will ever achieve profitable operations.

If the Company fails to attract and retain key personnel, its business could suffer.

The Company’s future depends, in part, on its ability to attract and retain key personnel. The Company may not be able to hire and retain such personnel at compensation levels consistent with its existing compensation and salary structure. The Company’s Chief Executive

Officer recently retired and ceased his service as an officer and director of the Company. Further, the Company’s Chief Financial Officer left the employment of the Company during the third quarter of 2004. The Company cannot predict whether it will be successful in finding suitable new candidates for the positions of Chief Executive Officer and Chief Financial Officer, or that any new officers filling such roles within the Company will be successful. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.

Axonyx holds the voting power to control essentially all matters affecting the Company.

Axonyx owns a majority of the Company’s outstanding common stock and as the Company’s majority shareholder is able to elect the Company’s entire Board of Directors. Through the Board of Directors, Axonyx may influence the Company’s business direction and policies, appoint or remove the Company’s officers, and, thus, control all material decisions affecting the Company. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to the Company’s shareholders. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested shareholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested shareholder can receive benefits from the Company’s assets. These provisions could complicate or prohibit certain financing of the Company by Axonyx, or limit the price that other investors might be willing to pay in the future for shares of the Company’s common stock.

The Company may experience disruption or may fail to achieve any benefits in connection with the recent changes in executive management and in Board membership.

During the second quarter of 2004, the Company’s Chief Executive Officer retired, and during the third quarter of 2004 the Company’s Chief Operating and Financial Officer left the employment of the Company. As a result, others who have limited experience with the Company have been appointed to serve as acting Chief Executive Officer, acting Chief Operating Officer and acting Chief Financial Officer, until permanent replacements are appointed. In addition, five out of six directors currently serving on the Board commenced their service on the Board during 2004. There can be no assurances that these changes will not cause a disruption in, or otherwise adversely affect, the Company’s business and results of operations.

If the Company is unable to develop and maintain alliances with collaborative partners, the Company may have difficulty developing and selling the Company’s products and services.

The Company’s ability to realize significant revenues from new products and technologies is dependent upon, among other things, the Company’s success in developing business alliances and licensing arrangements with nutraceutical/pharmaceutical and/or health related companies to develop and market these products. To date, the Company has had limited success in establishing such business alliances and licensing arrangements and there can be no assurance that the Company’s effort to develop such business relationships will be successful. Further, relying on these or other alliances is risky to the Company’s future success because:

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

The Company’s revenues and operating results may fluctuate due in part to factors that are beyond its control and which it cannot predict. Material shortfalls in revenues will materially adversely affect the Company’s results and may cause it to experience losses. In particular, the Company’s revenue growth and profitability depend on sales of its research assays and fine chemicals. Factors that could cause sales for these products and other products to fluctuate include:

•	an inability to produce products in sufficient quantities and with appropriate quality;

•	the loss of or reduction in orders from key customers;

•	variable or decreased demand from the Company’s customers;

•	the Company’s customers’ inventory of research assays and fine chemicals;

•	the receipt of relatively large orders with short lead times; and

•	the Company’s customers’ expectations as to how long it takes the Company to fill future orders.

Some additional factors that could cause the Company’s operating results to fluctuate include:

•	weakness in the global economy and changing market conditions; and

•	general economic conditions affecting the Company’s target industries.

Each of these factors has impacted, and may in the future impact, the demand for the Company’s products and its quarterly operating results.

The Company’s stock price is highly volatile, and you may not be able to sell your shares of its common stock at a price greater than or equal to the price you paid for such shares.

The market price of the Company’s common stock is extremely volatile. To demonstrate the volatility of its stock price, during the twelve-month period ending on September 30, 2004, the volume of the Company’s common stock traded on any given day has ranged from 0 to 779,900 shares. Moreover, during that period, its common stock has traded as low as $0.08 per share and as high as $0.90 per share, a 1,125% difference. This may impact your decision to buy or sell the Company’s common stock. Factors affecting the Company’s stock price include:

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

Changes in Accounting Standards Regarding Stock Option Plans Could Increase the Company’s Reported Losses, Cause the Company’s Stock Price to Decline and Limit the Desirability of Granting Stock Options.

If proposed accounting regulations that require companies to expense stock options are adopted, the Company’s losses may increase and our stock price may decline. A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board has issued proposed regulations that would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in the Company’s consolidated statement of operations. As proposed, the Company would be required to expense stock options granted after June 15, 2005. Currently, the Company generally only discloses such expenses on a pro forma basis in the notes to its annual consolidated financial statements in accordance with accounting principles generally accepted in the United States. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact as the Company’s reported losses will increase. The Company’s stock price could decline in response to the perceived increase in the Company’s reported losses. In addition, stock options are an important employee recruitment and retention tool, and the Company may not be able to attract and retain key personnel if it reduces the scope of its employee stock option program.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The AMF also engaged in a separate investigation relating to the Company’s failing to file financial and other disclosure information as required under French law from 1999 through 2002 (the “Investigation”). A letter from the AMF dated April 29, 2004 requested that the Company appear at a hearing before the Disciplinary Commission of the AMF on June 17, 2004. At the hearing, the Disciplinary Commission considered a report of the AMF investigator recommending that the Disciplinary Commission impose a fine of not less than 100,000 Euros. Following the hearing, the Disciplinary Commission ordered the Company to pay a fine of 50,000 Euros (approximately $62,000) with respect to the Company’s failure to file financial and other disclosure information as required under French law from 1999 through 2002. The Company does not intend to appeal this order and the fine has been accrued as of September 30, 2004; and has subsequent to the quarter ending has paid the fine. As of September 30, 2004, the Company has recorded approximately $183,000 related to the defense and settlement of this investigation, including foreign legal expenses of $121,000 and fines imposed by the AMF of $62,000. These charges are recorded as a separate line time under Operating Expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

License Agreement

On September 28, 2004, the Company and HaptoGuard entered into a license agreement relating to the Company’s proprietary compound BXT 51072 and related compounds. Under the agreement, HaptoGuard has exclusive worldwide rights to develop, manufacture and market BXT-51072 and related compounds from the Company’s library of such antioxidant compounds. Further, HaptoGuard is responsible for worldwide product development programs with respect to licensed compounds. HaptoGuard has paid the Company an upfront license fee of $300,000, and an additional $150,000 in upfront license fees remains payable by HaptoGuard. The agreement provides that HaptoGuard must pay royalties to the Company, as well as additional fees for the achievement of development milestones in excess of $21 million if all milestones are met and regulatory approvals are granted. However, there can be no assurances that royalty payments will result or that milestone payments will be realized.

Changes in Membership of Board of Directors / Changes in Officers

Ms. Sharon Ellis has terminated all positions as an employee and officer of the Company and its subsidiaries. Her resignation as Chief Operating Officer was effective June 22, 2004 and her resignation as Chief Financial Officer was effective on August 6, 2004. Dr. Bruinsma has assumed the role of acting Chief Financial Officer until a permanent Chief Financial Officer is hired. Manus O’Donnell has assumed the role of acting Chief Operating Officer of the Company, and will assist Dr. Bruinsma as a special advisor to the Board of Directors. Mr. O’Donnell is located at OXIS’ Portland headquarters.

The Company received the resignation of Richard A. Davis from the Board of Directors and all committees of the Board of Directors, effective August 1, 2004. At the time of such resignation, Mr. Davis served as Chairman of the Audit Committee of the Board and the Compensation Committee of the Board.

On August 20, 2004, the Company’s Board of Directors appointed Dr. Marvin S. Hausman to serve as a member of the Board. In accordance with the Company’s bylaws, the Board of Directors previously fixed the authorized number of directors at seven (7), such that one (1) vacancy now exists on the Board of Directors.

Item 6. Exhibits

See Exhibit Index on page 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

November 12, 2004	By	/s/ Gosse B. Bruinsma
Gosse B. Bruinsma
Acting Chief Executive Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.n	Form of License Agreement between OXIS International, Inc. and Haptoguard Inc.

31.a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.a	Standard form of Option Agreement under OXIS International, Inc. 2003 Stock Incentive Plan