Form 10QSB
period 2005-03-31
OXIS INTERNATIONAL INC
filed 2005-05-13
CIK 109657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number O-8092

OXIS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1620407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6040 N. Cutter Circle, Suite 317, Portland, Oregon	97217
(Address of principal executive offices)	(Zip Code)

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

At April 30, 2005, the issuer had outstanding the indicated number of shares of common stock: 41,908,364.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,981	$4,687
Accounts receivable, net of allowance of $11 and $7, respectively	342	229
Private placement proceeds receivable	—	2,250
Inventories	299	246
Prepaid expenses and other current assets	102	128

Total current assets	5,724	7,540
Property, plant and equipment, net	59	61
Patents and patents pending, net	1,043	995

Total assets	$6,826	$8,596

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars)

	March 31, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note(s) payable to shareholder	$160	$1,360
Accounts payable	396	491
Accrued liabilities	320	774
Accrued payroll	73	55

Total current liabilities	949	2,680

Commitments and contingencies	—	—

Shareholders’ equity:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series B – 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000,000)	4	4
Series C – 96,230 shares issued and outstanding	1	1
Common stock - $0.001 par value; 95,000,000 shares authorized; 41,908,364 and 28,807,040 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively, and 12,264,158 issuable at December 31, 2004	42	41
Stock options	170	162
Warrants	4,161	4,161
Additional paid-in capital	64,304	64,114
Accumulated deficit	(62,388)	(62,150)
Accumulated other comprehensive loss	(417)	(417)

Total shareholders’ equity	5,877	5,916

Total liabilities and shareholders’ equity	$6,826	$8,596

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except earnings per share data)

	Three months ended
	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)
Revenues	$631	$567
Cost of revenues	286	315

Gross profit	345	252

Operating expenses:
Research and development	51	95
Selling, general and administrative	536	601

Total operating expenses	587	696

Operating loss	(242)	(444)

Other income and expenses:
Financing fees	—	(136)
Interest income	8	—
Interest expense	(4)	(13)

Total other income and expenses	4	(149)
Loss before income taxes	(238)	(593)
Income taxes	—	—

Net loss	$(238)	$(593)
Other comprehensive income/(loss):
Foreign currency translation adjustment	—	(34)

Comprehensive loss	$(238)	$(627)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares used in computation – basic and diluted	41,628,877	26,545,864

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(238)	$(593)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	7	50
Common stock and stock options issued for services	8	25
Amortization of deferred financing costs	—	136
Changes in assets and liabilities:
Accounts receivable	2,137	(40)
Inventories	(53)	25
Other current assets	26	20
Accounts payable	(95)	(70)
Accrued payroll and accrued liabilities	(427)	(36)

Net cash provided by (used for) operating activities	1,365	(483)

Cash flows from investing activities:
Purchases of equipment	(3)	(2)
Additions to other assets	(59)	(85)

Net cash provided by (used for) investing activities	(62)	(87)

Cash flows from financing activities:
Short-term borrowings with warrants attached net of deferred financing charges	—	486
Repayment of short-term borrowings	(1,200)	—
Expenses of private placement	(82)	—
Proceeds from employee stock purchase	239	—
Proceeds from exercise of stock options	34	24

Net cash provided by financing activities	(1,009)	510

Effect of exchange rate changes on cash	—	(4)

Net decrease in cash and cash equivalents	294	(64)

Cash and cash equivalents - beginning of period	4,687	372

Cash and cash equivalents - end of period	$4,981	$308

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(continued)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)
Supplemental cash flow disclosures:
Interest paid	$22	$—
Income taxes paid	$—	$—
None cash investing and financing:
Issuance of common stock for services	$—	$25
Debt discount on convertible bridge loans	$—	$570

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-KSB for the period ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	LIMITED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates – The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Inventory – The Company maintains an inventory of raw materials, work in process and finish goods. The inventory is valued based upon actual cost under the first-in first-out method.

As of March 31, 2005, the Company’s raw materials, work in process and finished goods inventories totaled approximately $89,000, $89,000 and $121,000 respectively.

3.	EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted loss per share is computed by dividing the net loss by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of 2,121,786 stock option shares and 15,927,833 warrant shares. Utilizing the treasury stock method as of March 31, 2005, these possible dilutive issuances would have resulted in approximately 800,000 common stock equivalents being considered for additional dilution. In this case, diluted net loss per share is the same as basic net loss per share as the inclusion of the common stock equivalents would be anti-dilutive.

4.	SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2005, 12,264,158 shares were issued that were identified as issuable at December 31, 2004. In addition, 237,166 shares of common stock were issued to employees upon the exercise of stock options; and 600,000 shares of common stock were purchased by an employee at $0.40 per share, pursuant to the terms of an employment agreement.

5.	STOCK-BASED COMPENSATION

The Company accounts for stock issued for compensation in accordance with APB 25, “Accounting for Stock Issued to Employees.” Under this standard compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company follows the fair valued based method for non-employee awards and has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months ended March 31,
	2005	2004
Net loss:
As reported	$(238,000)	$(593,000)
Stock based compensation determined under the fair value based method	(48,000)	(13,000)

Pro forma	$(286,000)	$(606,000)

Net loss per share – basic and diluted:
As reported	$(0.01)	$(0.02)
Pro forma	$(0.01)	$(0.02)

6.	AXONYX LOAN

On June 1, 2004, the Company secured a $1,200,000 loan from its majority shareholder, Axonyx Inc. (the “Axonyx Loan”). To evidence the Axonyx Loan, the Company issued to Axonyx a one-year secured promissory note. The Axonyx Loan accrued interest at 7% per annum, payable quarterly.

The Company’s indebtedness under the promissory note was due and payable on May 31, 2005. However, if the Company completed an equity or convertible debt financing approved by Axonyx, which results in net proceeds to the Company of at least $2,000,000, the Company’s indebtedness under the Axonyx Loan became immediately due and payable.

In December 2004, the Company raised net proceeds of approximately $6,100,000 in a private placement of its common stock. In January 2005, per terms of the Loan, the Company repaid to Axonyx the full amount of the loan plus interest due.

7.	SEGMENT REPORTING

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

8.	INCOME TAXES

As of March 31, 2005 the Company had net deferred tax assets of approximately $12,600,000. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the periods ended March 31, 2005, and 2004, there were no reductions in this valuation allowance.

9.	SUBSEQUENT EVENTS

Other Matters – An issuance of 94,961 shares of common stock is expected to take place during 2005 in settlement of an accounts payable debt of $19,000. Based on the fair market value of the Company’s common stock as of March 31, 2005 a charge of $33,000 would be required to discharge this payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding: (i) our intention to provide a more effective diagnostic predictor test for patients at risk of cardiac events, and to submit this product for FDA diagnostic approval and subsequently for commercial launch by the first quarter of 2006; (ii) our plans to conduct collaborative research to design an oxidative stress paradigm to diagnose the early onset of potentially fatal human and animal diseases; (iii) our intention to attempt to develop diagnostic biomarkers that can identify at an early stage the presence of a disease state, distinguish which patients are most suited for a particular drug, and provide feedback to the physician on how well the drug is working; (iv) our belief that the $6,500,000 in additional capital received in the form of private placement of equity will allow us to continue operating in accordance with our current plans for 2005; (v) our expectation that our research and development expenses will increase as we attempt to develop potential products; and (vi) our expectation to have smaller losses in 2005.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, the following: (1) we may not be able to obtain necessary financing; (2) the cost of complying with the regulatory requirements related to being listed on a stock exchange in France may exceed expectations; (3) Axonyx Inc. holds the voting power to control matters affecting us, and such concentration of voting power could have the effect of delaying, deterring or preventing a change of control; (4) uncertainties exist relating to issuance, validity and ability to enforce and protect patents, other intellectual property and certain proprietary information; (5) the potential for patent-related litigation expenses and other costs resulting from claims asserted against us or our customers by third parties; (6) our products may not meet product performance specifications; (7) new products may be unable to compete successfully in either existing or new markets; (8) availability and future costs of materials and other operating expenses; (9) weakness in the global economy and changing market conditions, together with general economic conditions affecting our target industries, could cause the our operating results to fluctuate; (10) the risks involved in international operations and sales; and (11) disclosure controls cannot prevent all error and all fraud. For a more detailed explanation of such risks, please see “Factors That May Affect Future Operating Results” below. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-KSB, filed with the SEC on February 25, 2005 (SEC File No. 000-08092) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Amendment No. 1 to Form SB-2 Registration Statement (SEC File No. 333-123008).

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

Our current plans include a new focus on the areas of clinical cardiac-predictor testing, biomarker research and the nutraceutical marketplace. We are pursuing the development of a cardiovascular predictor product intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur. We are developing this product through the combination of our MPO assay with other assays currently in-house (as well as with other assays under development). Our current plan is to submit this product for FDA diagnostic approval and subsequently for commercial launch by the first quarter of 2006.

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

We also believe that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter and we intend to pursue the development of Ergothioneine for use in such markets.

Additional capital that will be allocated to fund these plans was received in the form of a private placement of equity on December 30, 2004, in the amount of $4,250,000 and an additional $2,250,000 in early January 2005. We believe that these funds will allow the Company to continue operating in accordance with its current plans for at least the next twelve months. However, if we determine to engage in further development and commercialization programs with respect to our antioxidant therapeutic technologies, oxidative stress assays, or other currently unidentified opportunities, additional capital may be required.

Throughout the first ten weeks of 2004, Axonyx acquired approximately 52.4% of our outstanding voting stock. Axonyx holdings subsequently were decreased to approximately 34% following a private placement of equity at December 30, 2004.

On March 10, 2004, in connection with such acquisition by Axonyx of our common stock, three of our directors resigned from our Board of Directors and the Board appointed four directors that had been nominated by Axonyx. Three of these directors have subsequently resigned. In June 2004, our Chief Executive Officer retired and was replaced by an Acting Chief Operating Officer. In August 2004, our Chief Financial Officer resigned. While we had an interim Chief Executive Officer in place, we deferred the hiring of other senior management personnel to allow a newly-engaged full time Chief Executive Officer to assist in the selection and training of such key personnel. We have succeeded in engaging Steven T. Guillen as our Chief Executive Officer, and will endeavor to find suitable new candidates for the position Chief Financial Officer and other key management positions within the Company.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. A limited summary of the Company’s critical accounting policies are described in Note 2 of the Company’s Consolidated Financial Statements. This summary of critical accounting policies of the Company is presented to assist in understanding the Company’s financial statements. All accounting estimates are at risk to change because of internal and external factors, and when adjustments are adopted. Most of our estimates are based upon historically known data and have remained stable over time. Certain estimates are subject to market place conditions, and are discussed below.

On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements.

Intellectual Property License Fees – We recognize license fee revenue for licenses to the Company’s intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. We consider all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. In certain licensing arrangements, there is a minimum guarantee recognized upon transfer of the license when collectibility is reasonably assured, unless we have continuing obligations for which fair value cannot be established and the amount of the variable fee is in excess of the guaranteed minimum recognized as revenue.

Inventories – Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the products and production requirements. Demand for our products can fluctuate significantly. Factors which could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. Our estimates are based upon our understanding of historical relationships which can change at anytime.

Product sales – We manufacture, or have manufactured on a contract basis, products that are sold to customers. We recognize revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller’s price to a buyer is determinable, and collectibility is reasonably assured. The Company’s mix of product sales is substantially at risk to market conditions and demand, which may change at any time.

Patents and trademarks – Our patents and trademarks are stated at cost. The recoverability of patents and trademarks is reevaluated each year based upon management’s expectations relating to the life of the technology and current competitive market conditions. As of December 31, 2004 and 2003, we have recorded $35,000 and $25,000 in amortization expense, respectively, related to our patents and trademarks. We are amortizing these costs over the life of the respective patents or trademarks.

Inflation – We do not believe that inflation had a significant impact on our results of operations for the periods presented.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005

COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Revenues

Our revenues for the quarters ended March 31, 2005 and 2004 were as follows:

	2005	2004
Research assays and fine chemicals	$631,000	$567,000
Other	—	—

	$631,000	$567,000

Sales increased by 11% during the first quarter of 2005 over the same period of 2004. This increase is primarily due to sales to U.S. distributors.

Costs and Expenses

Cost of revenue as a percentage of revenue for the first quarter of 2004 was 56%, and decreased to 45% for the first quarter of 2005. This decrease in costs of 11% is due primarily to the increase in sales during the first quarter of 2005 over the same period of 2004 without a corresponding increase in costs. Our manufacturing capacity was not fully utilized during the first quarter of 2004. During the first quarter of 2005, we more fully utilized our manufacturing capacity (generating additional revenue in doing so) without incurring significant additional costs except for the direct cost of materials.

Gross profit for the first quarter of 2004 was $252,000, or 44% of revenue, compared to the first quarter of 2005 of $345,000, or 55% of revenue. The increase in gross profit is primarily due to the increase in sales between the first quarter of 2005 and the first quarter of 2004 without a corresponding increase in costs. We had available manufacturing capacity that we utilized in 2005 without significantly increasing costs except for direct material costs.

Research and development expenses decreased from $95,000 in 2004, to $51,000 in 2005. This decrease is primarily from the reduction in personnel costs from the first quarter of 2004 to the first quarter of 2005 of $33,000 and project related costs of $10,000. Research and development expense is expected to increase significantly in the coming year due to the cost of developing the cardiac predictor program.

Selling, general and administrative expenses decreased by $65,000 from $601,000 in the first quarter of 2004 to $536,000 during the first quarter of 2005. The decrease is primarily the result of decreased legal expenses relating to the now-concluded AMF litigation and change of control of the Company that occurred during the first quarter of 2004.

Financing Fees

We paid finders’ fees and professional fees of approximately $85,000 in connection with the closing of a $570,000 convertible bridge loan financing in January 2004. These fees were being amortized over the life of the loan. In addition, $119,000 had been charged for the amortization of the debt discount on the convertible bridge loan during the first quarter of 2004.

Net Loss

We experienced a loss in the first quarter of 2005 of $238,000 ($0.01 per share-basic and diluted) which was $389,000 less than the $627,000 ($0.02 per share-basic and diluted) net loss for the first quarter of 2004. The decrease in the net loss is primarily due to increased gross profit of $93,000, decreased selling general and administrative costs of $65,000 and reduced financing fees of $136,000 and $34,000 in reduced foreign currency translation adjustments.

We expect to have smaller losses in 2005 but can give no assurance as to when and if we will become profitable. These losses and expenses may increase and fluctuate from quarter to quarter as we expand our development activities. There can be no assurance that we will achieve profitable operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our working capital decreased during the first quarter of 2005 by $85,000, from $4,860,000 at December 31, 2004, to $4,775,000 at March 31, 2005. The decrease in working capital resulted primarily from the net loss of $236,000 adjusted for depreciation and amortization, $8,000, and an investment in equipment and patents, $62,000.

Cash and cash equivalents increased from $4,687,000 at December 31, 2004, to $4,981,000 at March 31, 2005. This increase of $294,000 is primarily the result of $2,250,000 in receipt of proceeds in January 2005 from the closing of the 2004 year-end private placement, partially offset by the repayment of short-terms notes and interest payable ($1,222,000), cash used for operations ($1,367,000) and investments in equipment and patents ($62,000).

We believe we have sufficient capital resources to sustain our operations for at least eighteen months. However, if we determine to engage in further development and commercialization programs with respect to our antioxidant therapeutic technologies, oxidative stress assays or other currently unidentified opportunities additional capital may be required.

The Company has incurred losses in each of the last six years. As of March 31, 2005, the Company has an accumulated deficit of $62,388,000. The Company expects to incur operating losses for the foreseeable future. Although the Company has sufficient cash to fulfill its 2005 operating plans, it needs to raise additional capital to complete the Company’s contemplated drug development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing and potential products.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and others are discussed elsewhere in this report or in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004 and our Amendment No. 1 to Form SB-2 Registration Statement (SEC File No. 333-123008).

Risks Related to Our Business.

We will need additional financing in order to complete our development and commercialization programs.

As of March 31, 2005, we had an accumulated deficit of approximately $62,388,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The unavailability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

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

We have not determined whether we will attempt to raise additional capital within the next twelve to eighteen months to fund certain development and commercialization programs. We believe that our current capital resources are sufficient to sustain operations and our development programs with respect to our cardiovascular predictor product, diagnostic biomarkers and Ergothioneine as a nutraceutical supplement. We have granted a licensee exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. The licensee is responsible for worldwide product development programs with respect to licensed compounds. Due to the lack of financial resources, we ceased further testing of BXT-51072 but continue to review the possibility of further developing applications for BXT-51072 and related compounds outside of the areas defined in the license. However, further development and commercialization of antioxidant therapeutic technologies, oxidative stress assays or currently unidentified opportunities may require additional capital. The fact that further development and commercialization of a product or technology would require us to raise additional capital, would be an important factor in our decision to engage in such further development or commercialization. No assurances can be given that we will be able to raise such funds in the future on terms favorable to us, or at all.

We may experience disruption or may fail to achieve any benefits in connection with the recent changes in executive management and in Board membership.

During the second quarter of 2004, our former Chief Executive Officer retired, and during the third quarter of 2004 our Chief Operating and Financial Officer left the employment of the Company. As a result, others who had limited experience with the Company were appointed to serve as acting Chief Executive Officer, acting Chief Operating Officer and acting Chief Financial Officer. The acting Chief Financial Officer is also the Chairman of the Board of Directors and is serving in such capacities without compensation and without an employment agreement. On February 28, 2005, the Board appointed Steven T. Guillen to the positions of President and Chief Executive Officer of the Company, and as a member of our Board. In addition, during 2004 and early 2005, following the acquisition of a then-majority interest in the Company by Axonyx, eight directors have resigned from the Board resulting in a three person Board. Three out of the four directors currently serving on the Board commenced their service on the Board during 2004 or 2005.

One impact of such changes in our officers and directors has been to delay our sales promotions in the research assay market and in development of Ergothioneine market opportunities. Further, we narrowed our strategic focus to concentrate resources, including discontinuing the Animal Health Profiling program. There can be no assurances that these changes will not cause further disruptions in, or otherwise adversely affect, our business and results of operations.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. While we had an interim Chief Executive Officer in place, we deferred the hiring of other senior management personnel to allow a newly-engaged full time Chief Executive Officer to assist in the selection and training of such key personnel. While we have succeeded in engaging Steven T. Guillen as our Chief Executive Officer, we cannot predict whether we will be successful in finding suitable new candidates for the position Chief Financial

Officer and other key management positions within the Company. Further, we cannot predict whether Mr. Guillen will be successful in his new role as our Chief Executive Officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new Chief Executive Officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. The Company does not have any key employee life insurance policies with respect to any of its officers.

The success of our business depends upon our ability to successfully develop and commercialize products.

We cannot assure you that our efforts to develop and commercialize a cardiac predictor product, diagnostic biomarkers, an Ergothioneine nutraceutical product or any other products will be successful. The cost of such development and commercialization efforts can be significant and the likelihood of success of any such programs is difficult to predict. The failure to develop or commercialize such new products could be materially harmful to us and our financial condition.

Our future profitability is uncertain.

We cannot predict our ability to reduce our costs or achieve profitability. Our research and development expenses are expected to increase as we attempt to develop potential products. As evidenced by the substantial net losses during 2004, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitable operations. We believe we have sufficient cash resources to sustain our operations for at least eighteen months. However, if we determine to engage in further development and commercialization programs with respect to our antioxidant therapeutic technologies, oxidative stress assays or other currently unidentified opportunities, additional capital may be required.

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

Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we cannot accurately predict the timing and level of such expenses.

Our future success may depend in part upon the results of clinical trials designed to assess the safety and efficacy of our potential products. We do not have substantial experience in developing and running clinical trials. The completion of clinical trials often depends significantly upon the rate of patient enrollment, and our expense levels will vary depending upon the rate of enrollment. In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and is difficult to predict. The expenses associated with each phase of development depend upon the design of the trial. The design of each phase of trials depends in part upon results of prior phases, and additional trials may be needed at each phase. As a result the expense associated with future phases cannot be predicted in advance. Further, if we undertake clinical trials, we may decide to terminate or suspend ongoing trials. Failure to comply with extensive FDA regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future.

Competition in most of our primary current and potential market areas is intense and expected to increase.

The diagnostic, pharmaceutical and nutraceutical industries are highly competitive. The main commercial competition at present in our research assay business is represented by, but not limited to, the following companies: Cayman Chemical, Assay Designs and Randox. In addition, our competitors and potential competitors include large pharmaceutical/nutraceutical companies, universities and research institutions. Relative to OXIS, these competitors may have substantially greater capital resources, research and development staffs, facilities, as well as greater expertise manufacturing and making products. In addition, these companies, as well as others, may have or may develop new technologies or use existing technologies that are, or may in the future be, the basis for competitive products. There can be no assurance that we can compete successfully.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to commercialize existing technologies or new technologies on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and technologies, which could materially adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect upon our business, operating results and financial condition.

Axonyx holds the voting power to control matters affecting us.

Axonyx owns approximately 33.8% of our issued and outstanding stock. In addition, Marvin Hausman, the Chairman of the Board of Axonyx is the Chairman of the Board and acting Chief Financial Officer of the Company, and S. Colin Neill, the Chief Financial Officer of Axonyx, is a member of the Board of Directors and Secretary of the Company. Given these circumstances, Axonyx may influence our business direction and policies, and, thus, may have the ability to control certain material decisions affecting us. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested shareholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested shareholder can receive benefits from our assets. These provisions could complicate or prohibit certain transactions (including a financing transaction between the Company and Axonyx), or limit the price that other investors might be willing to pay in the future for shares of our common stock.

If we are unable to develop and maintain alliances with collaborative partners, we may have difficulty developing and selling our products and services.

Our ability to realize significant revenues from new products and technologies is dependent upon, among other things, our success in developing business alliances and licensing arrangements with nutraceutical/biopharmaceutical and/or health related companies to develop and market these products. To date, we have had limited success in establishing foundations for such business alliances and licensing arrangements and there can be no assurance that our efforts to develop such business relationships will progress to mature relationships or that any such relationships will be successful. Further, relying on these or other alliances is risky to our future success because:

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

Each of these factors has impacted, and may in the future impact, the demand for and availability of our products and our quarterly operating results. For example, due to the unavailability of beef liver as a source for bSOD we were unable to sell any bSOD during 2004, as compared to sales of $562,000 in 2003. We do not anticipate this source becoming available again within the foreseeable future and do not anticipate any revenues from sales of this product in the foreseeable future. In addition, a decrease in the demand for our Ergothioneine product resulted in a reduction of sales to $87,000 in 2004, compared to $333,000 in 2003. We cannot predict with any certainty our future sales of Ergothioneine

If the sales or development cycles for research assays and fine chemicals lengthen unexpectedly, our revenues may decline or not grow as anticipated and our results from operations may be harmed.

Changes in accounting standards regarding stock option plans could increase our reported losses, cause our stock price to decline and limit the desirability of granting stock options.

The Financial Accounting Standards Board has issued regulations that eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. As currently contemplated, we will be required to expense stock options after January 1, 2006. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Expensing such stock options will add to our losses or reduce our profits, if any. In addition, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program.

Our income may suffer if we receive relatively large orders with short lead times, or our manufacturing capacity does not otherwise match our demand.

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. Fixed costs associated with excess manufacturing capacity could adversely affect our income. Similarly, if, we receive relatively large orders with short lead times, we may not be able to increase our manufacturing capacity to meet product demand, and, accordingly, we will not be able to fulfill orders in a timely manner. During a market upturn, we may not be able to purchase sufficient supplies to meet increasing product demand. In addition, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. These factors could materially and adversely affect our results.

We depend on a single supplier for our bSOD product and we do not expect to be able to maintain sales of our bSOD product due to the lack of availability of raw material. Future availability or a new formulation of this raw material is unknown at this time.

We depend on a single supplier, Diosynth in the Netherlands, to provide bovine Superoxide Dismutase (bSOD) in required volumes, and at appropriate quality and reliability levels. With the discovery of several cases of Bovine Spongiform Encephalopathy (“BSE”), commonly known as “mad cow disease,” in the United States and Canada in 2003 and 2004, the use of beef liver as a source for bSOD was no longer possible and the manufacture of this product was discontinued. Accordingly, in 2004 we did not sell any bSOD and we do not expect future sales of bSOD. During 2003, we recorded bSOD sales of $562,000.

Securities regulation compliance in France and legal proceedings involving the AMF in France have resulted in, and may in the future result in, unexpected financial consequences to the Company.

In 1997, the Company completed an offering of its common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. As a result of such listing, the Company has been subject to French securities laws and the securities regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché. The cost of complying with such securities laws and regulations can be substantial. The AMF engaged in an investigation alleging that the Company failed to file financial and other disclosure information as required under French law from 1999 through 2002. As a result of the investigation, the Company incurred substantial defense costs and paid a fine of approximately $62,000. As of December 31, 2004, the Company recorded approximately $183,000 related to the defense and settlement of the investigation, including foreign legal expenses of $121,000 and fines imposed by the AMF of $62,000. In a related legal proceeding before French judicial authorities, the Company incurred additional legal expenses and paid an additional approximately $11,600 in settlement of any obligation to pay fines. Although the Company is not as of the date of this Report aware of any pending AMF allegations, in the event the AMF would make additional allegations against the Company or in the event that the Company would be required to answer additional charges in French legal proceedings, the Company may incur further substantial costs and fines. No assurances can be given that the Company would be able to settle any such matters with the AMF, or if it does settle these matters with the AMF, that it would be able to do so on terms favorable to the Company.

Our success will require that we establish a strong intellectual property position and that we can defend ourselves against intellectual property claims from others.

Maintaining a strong patent position is important to our competitive advantage. We currently have 85 patents either granted or applied for in 15 countries with expiration dates ranging from 2006 to 2024. Litigation on patent-related matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights we have or may obtain will be valuable. Others may have filed, or may in the future file, patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Further, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources. Abandonment of patents could substantially affect the scope of our patent protection. In addition, we may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or if we initiate such suits.

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

Although we have an extensive operating history, resources are limited for the development and maintenance of our control environment. We have a limited number of personnel and therefore segregation of duties can be somewhat limited as to their scope and effectiveness. We believe, however, that we are in reasonable compliance with the best practices given the environment in which we operate. Although existing controls in place are deemed appropriate for the prevention, detection and minimization of fraud, theft, and errors, they may result in only limited assurances, at best, that the total objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can be detected and/or prevented and as such this is a risk area for investors to consider.

Risks Related to Our Common Stock

Our common stock is traded on the OTCBB, our stock price is highly volatile, and you may not be able to sell your shares of our common stock at a price greater than or equal to the price you paid for such shares.

Our shares of common stock are currently traded on the Over the Counter Bulletin Board (“OTCBB”). Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on December 31, 2004, the volume of our common stock traded on any given day has ranged from 0 to 542,342 shares. Moreover, during that period, our common stock has traded as low as $0.32 per share and as high as $0.90 per share, a 281.25% difference. This may impact an investor’s decision to buy or sell our common stock. As of March 31, 2005 there were approximately 3,000 holders of our common stock. Factors affecting our stock price include:

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

In addition, the 12,264,158 outstanding shares of our common stock, and the 12,877,366 shares of our common stock that are issuable upon exercise of warrants we have issued to the investors in the January 2005 private placement transaction, may be sold into the market when the registration of such shares becomes effective. We cannot control when and in what quantities the selling shareholders will choose to sell shares of our common stock pursuant to such registration and such sales may cause the price of our common stock to decline.

Our common stock may be subject to “penny stock” rules which may be detrimental to investors.

Our common stock may be, or may become, subject to the regulations promulgated by the United States Securities and Exchange Commission (the “SEC”) for “penny stock”. Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements may adversely affect the market liquidity of our common stock.

Sales of our common stock may require broker-dealers to make special suitability determinations regarding prospective purchasers.

Our common stock may be, or may become, subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. Applicability of this rule would adversely affect the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Accordingly, the market for our common stock may be limited and the value negatively impacted.

We will incur expenses in connection with registration of our shares which may be significant in relation to our revenues.

We are required to pay the fees and expenses incurred by us incident to the registration of the shares purchased by investors in the private placement transaction that closed in January 2005. These expenses may be significant in relation to our revenues. We have also agreed to indemnify certain of the selling shareholders against losses, claims, damages and liabilities arising out of relating to any misstatements or omissions in connection with such registration, including liabilities under the Securities Act. In the event such a claim is made in the future, such losses, claims, damages and liabilities arising therefrom could be significant in relation to our revenues.

Item 3.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds.

Private Placement Transaction

On December 30, 2004, the Company entered into definitive agreements with investors relating to the private placement of $6.5 million of its securities through the sale of 12,264,158 shares of its common stock at $0.53 per share. On January 6, 2005, the Company and the investors closed the private placement transaction. The transaction resulted in the issuance on or about January 10, 2005 of 12,264,158 shares of the Company’s common stock for which the Company has received gross proceeds of $0.53 per share. In addition, on January 6, 2005, the Company issued to the purchasers in the private placement transaction warrants to purchase an additional 12,264,158 shares of the common stock of the Company, 50% at an exercise price of $0.66 per share and 50% at an exercise price of $1.00 per share.

Upon the closing of the private placement transaction, as partial consideration for services rendered as the placement agent for the private placement transaction, the Company issued to Rodman & Renshaw, LLC a warrant to purchase 306,604 shares of Common Stock of the Company at an exercise price of $0.66 per share and a warrant to purchase 306,604 shares of Common Stock of the Company at an exercise price of $1.00 per share.

The offer, sale and issuance of securities to the purchasers in the private placement was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, and Rule 506 promulgated by the SEC under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits - See Exhibit Index on page 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

May 13, 2005	By	/s/ Marvin S. Hausman
Marvin S. Hausman, M.D.
Chairman, and Principal Financial Officer

May 13, 2005	By	/s/ Steven T. Guillen
Steven T. Guillen
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002