Form 10QSB/A
period 2004-09-30
OXIS INTERNATIONAL INC
filed 2005-05-26
CIK 109657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

OXIS International, Inc. (the “Company”) is filing this Amendment No. 1 (the “Form 10-QSB/A”) to its Quarterly Report on Form 10-QSB for the period ended September 30, 2004, originally filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2004 (“Form 10-QSB”), to amend and restate the Exhibit Index provided under Item 6. The revised Exhibit Index now includes a notation that Exhibit 10.n, a License Agreement between OXIS International, Inc. and Haptoguard, Inc. (the “License Agreement”), is subject to a request for confidential treatment. The License Agreement was originally filed in a redacted format in connection with a Confidential Treatment Request Letter (“CTR”) filed with the Commission on November 10, 2004. Pursuant to the Commission’s comments to the CTR and in relation to this Form 10-QSB/A, the Company has filed an amended version of the License Agreement to restore certain portions of the License Agreement, as requested by the Commission. These are the only two changes that are the subject of this Form 10-QSB/A.

Item 6.	Exhibits and Reports on Form 8-K.

See Exhibit Index on Page 3.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.n	Form of License Agreement between OXIS International, Inc. and Haptoguard, Inc.*

31.a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.a	Standard form of Option Agreement under OXIS International, Inc. 2003 Stock Incentive Plan**

*	Confidential treatment has been granted with respect to certain portions of this exhibit, with such confidential treatment to extend for a period of three years. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ending September 30, 2004; as filed November 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

May 26, 2005	By	/s/ Marvin S. Hausman
Marvin S. Hausman, M.D.
Chairman and Principal Financial Officer

May 26, 2005	By	/s/ Steven T. Guillen
Steven T. Guillen
President and Chief Executive Officer

4