Form 10QSB/A
period 2005-03-31
OXIS INTERNATIONAL INC
filed 2005-06-15
CIK 109657

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

At April 30, 2005, the issuer had outstanding the indicated number of shares of common stock: 41,908,364.

Transitional Small Business Disclosure Format     YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,981	$4,687
Accounts receivable, net of allowance of $11 and $7, respectively	342	229
Private placement proceeds receivable	—	2,250
Inventories	299	246
Prepaid expenses and other current assets	102	128

Total current assets	5,724	7,540
Property, plant and equipment, net	59	61
Patents and patents pending, net	912	875

Total assets	$6,695	$8,476

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars)

	March 31, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note(s) payable to shareholder	$160	$1,360
Accounts payable	396	491
Accrued liabilities	320	774
Accrued payroll	73	55

Total current liabilities	949	2,680
Commitments and contingencies	—	—

Shareholders’ equity:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series B – 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000,000)	4	4
Series C – 96,230 shares issued and outstanding	1	1
Common stock -$0.001 par value; 95,000,000 shares authorized; 41,908,364 and 28,807,040 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively, and 12,264,158 issuable at December 31, 2004	42	41
Stock options	170	162
Warrants	4,161	4,161
Additional paid-in capital	64,304	64,114
Accumulated deficit	(62,519)	(62,270)
Accumulated other comprehensive loss	(417)	(417)

Total shareholders’ equity	5,746	5,796

Total liabilities and shareholders’ equity	$6,695	$8,476

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except earnings per share data)

	Three months ended
	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)
Revenues	$631	$567
Cost of revenues	286	315

Gross profit	345	252

Operating expenses:
Research and development	62	105
Selling, general and administrative	536	601

Total operating expenses	598	706

Operating loss	(253)	(454)

Other income and expenses:
Financing fees	—	(136)
Interest income	8	—
Interest expense	(4)	(13)

Total other income and expenses	4	(149)
Loss before income taxes	(249)	(603)
Income taxes	—	—

Net loss	$(249)	$(603)
Other comprehensive income/(loss):
Foreign currency translation adjustment	—	(34)

Comprehensive loss	$(249)	$(637)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares used in computation – basic and diluted	41,628,877	26,545,864

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(249)	$(603)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	18	60
Common stock and stock options issued for services	8	25
Amortization of deferred financing costs	—	136
Changes in assets and liabilities:
Accounts receivable	(113)	(40)
Inventories	(53)	25
Other current assets	26	20
Accounts payable	(95)	(70)
Accrued payroll and accrued liabilities	(427)	(36)

Net cash provided by (used for) operating activities	(885)	(483)

Cash flows from investing activities:
Purchases of equipment	(3)	(2)
Additions to other assets	(59)	(85)

Net cash provided by (used for) investing activities	(62)	(87)

Cash flows from financing activities:
Short-term borrowings with warrants attached net of deferred financing charges	—	486
Repayment of short-term borrowings	(1,200)	—
Proceeds from issuance of stock and warrants attached, net of financing charges	2,168	—
Proceeds from employee stock purchase	239	—
Proceeds from exercise of stock options	34	24

Net cash provided by financing activities	1,241	510

Effect of exchange rate changes on cash	—	(4)

Net increase (decrease) in cash and cash equivalents	294	(64)

Cash and cash equivalents - beginning of period	4,687	372

Cash and cash equivalents - end of period	$4,981	$308

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

	Three months ended March 31,
	2005	2004
Net loss:
As reported	$(249,000)	$(603,000)
Stock based compensation determined under the fair value based method	(48,000)	(13,000)

Pro forma	$(297,000)	$(616,000)

Net loss per share – basic and diluted:
As reported	$(0.01)	$(0.02)
Pro forma	$(0.01)	$(0.02)

6.	AXONYX LOAN

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

As of March 31, 2005 the Company had net deferred tax assets of approximately $12,650,000. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the periods ended March 31, 2005, and 2004, there were no reductions in this valuation allowance.

9.	SUBSEQUENT EVENTS

Other matters - In January 2003, the Company negotiated the settlement of a $19,000 accounts payable debt by offering to the other party a total of 94,961 shares of the Company’s common stock. Although orally accepting this arrangement, the other party has failed to execute the related paperwork to complete the agreement. While the Company does expect to satisfy its obligation of $19,000, there can be no assurances that the other party will accept stock in payment of the debt.

10.	CORRECTION OF ERROR

In conjunction with changes to the method of amortizing patents pending in prior financial statements, the March 31, 2005 and 2004 financials recognized additional amortization expenses of $10,328 and $9,992, respectively. The accumulated deficit has been increased by $130,503 as compared to the prior reported balances. This correction had no material effect upon earnings per share.

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

Patents and trademarks – Our patents and trademarks are stated at cost. The recoverability of patents and trademarks is reevaluated each year based upon management’s expectations relating to the life of the technology and current competitive market conditions. As of December 31, 2004 and 2003, we have recorded $77,000 and $65,000 in amortization expense, respectively, related to our patents, patents pending and trademarks. We are amortizing these costs over the life of the respective patents or trademarks.

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

Our revenue for the first quarter of 2005 was $631,000, an increase of $64,000 (or 11%) compared to our $567,000 in revenue for the first quarter of 2004. This increase was comprised of a $59,700 increase in sales to U.S. distributors, and a $4,300 increase in sales to other customers. Of the $59,700 increase in sales to U.S. distributors, $55,400 (or 93%) is attributable to an increase in sales volume and the remaining $4,300 (or 7%) is due to price increases. All of the $4,300 increase in sales to other customers was due to an increase in sales volume.

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

Research and development expenses decreased from $105,000 in 2004, to $62,000 in 2005. This decrease is primarily from the reduction in personnel costs from the first quarter of 2004 to the first quarter of 2005 of $33,000 and project related costs of $10,000. Research and development expense is expected to increase significantly in the coming year due to the cost of developing the cardiac predictor program.

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

Net Loss

We experienced a loss in the first quarter of 2005 of $249,000 ($0.01 per share-basic and diluted) which was $354,000 less than the $603,000 ($0.02 per share-basic and diluted) net loss for the first quarter of 2004. The decrease in the net loss is primarily due to increased gross profit of $93,000, decreased selling general and administrative costs of $65,000 and reduced financing fees of $136,000 and $34,000 in reduced foreign currency translation adjustments.

We expect to have smaller losses in 2005 but can give no assurance as to when and if we will become profitable. These losses and expenses may increase and fluctuate from quarter to quarter as we expand our development activities. There can be no assurance that we will achieve profitable operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our working capital decreased during the first quarter of 2005 by $85,000, from $4,860,000 at December 31, 2004, to $4,775,000 at March 31, 2005. The decrease in working capital resulted primarily from the net loss of $249,000 adjusted for depreciation and amortization, $18,000, and an investment in equipment and patents, $62,000.

Cash and cash equivalents increased from $4,687,000 at December 31, 2004, to $4,981,000 at March 31, 2005. This increase of $294,000 is primarily the result of $2,250,000 in receipt of proceeds in January 2005 from the closing of the 2004 year-end private placement, partially offset by the repayment of short-terms notes and interest payable ($1,222,000), cash used for operations ($885,000) and investments in equipment and patents ($62,000).

We believe we have sufficient capital resources to sustain our operations for at least eighteen months. However, if we determine to engage in further development and commercialization programs with respect to our antioxidant therapeutic technologies, oxidative stress assays or other currently unidentified opportunities additional capital may be required.

The Company has incurred losses in each of the last six years. As of March 31, 2005, the Company has an accumulated deficit of $62,519,000. The Company expects to incur operating losses for the foreseeable future. Although the Company has sufficient cash to fulfill its 2005 operating plans, it needs to raise additional capital to complete the Company’s contemplated drug development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing and potential products.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and others are discussed elsewhere in this report or in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004 and our Amendment No. 3 to Form SB-2 Registration Statement (SEC File No. 333-123008).

Risks Related to Our Business.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Report.

We will need additional financing in order to complete our development and commercialization programs.

As of March 31, 2005, we had an accumulated deficit of approximately $62,519,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The unavailability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

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

During the second quarter of 2004, our former Chief Executive Officer retired, and during the third quarter of 2004 our Chief Operating and Financial Officer left the employment of the Company. As a result, others who had limited experience with the Company were appointed to serve as acting Chief Executive Officer, acting Chief Operating Officer and acting Chief Financial Officer. The acting Chief Financial Officer is also the Chairman of the Board of Directors and is serving in such capacities without cash compensation and without an employment agreement. One of these individuals, Gosse Bruinsma, then a director of the Company, received 100,000 additional stock options that were reported in the financial statements in accordance with APB No. 25. Note 2 of the financial statements contains pro forma disclosure required by SFAS No. 123 valuing these options at $47,260. On February 28, 2005, the Board appointed Steven T. Guillen to the positions of President and Chief Executive Officer of the Company, and as a member of our Board. In addition, during 2004 and early 2005, following the acquisition of a then-majority interest in the Company by Axonyx, eight directors have resigned from the Board resulting in a four person Board. Three out of the four directors currently serving on the Board commenced their service on the Board during 2004 or 2005.

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

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. While we had interim Chief Executive Officers in place, we deferred the hiring of other senior management personnel to allow a newly-engaged full time Chief Executive Officer to assist in the selection and training of such key personnel. While we have succeeded in engaging Steven T. Guillen as our Chief Executive Officer, we cannot predict whether we will be successful in finding suitable new candidates for the position Chief Financial Officer and other key management positions within the Company. While we have entered into a letter agreement of employment with Mr. Guillen, he is free to terminate his employment “at will.” Further, we cannot predict whether Mr. Guillen will be successful in his new role as our Chief Executive Officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new Chief Executive Officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. The Company does not have any key employee life insurance policies with respect to any of its officers.

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

Each of these factors has impacted, and may in the future impact, the demand for and availability of our products and our quarterly operating results. For example, due to the unavailability of beef liver as a source for bSOD we were unable to sell any bSOD during 2004, as compared to sales of $562,000 in 2003. We do not anticipate this source becoming available again within the foreseeable future and do not anticipate any revenues from sales of this product in the foreseeable future. In addition, a decrease in the demand for our Ergothioneine product resulted in a reduction of sales to $87,000 in 2004, compared to $333,000 in 2003. We cannot predict with any certainty our future sales of Ergothioneine.

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

Maintaining a strong patent position is important to our competitive advantage. We currently have approximately 85 patents either granted or applied for in 15 countries with expiration dates ranging from 2006 to 2024. Litigation on patent-related matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights we have or may obtain will be valuable. Others may have filed, or may in the future file, patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Further, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources. Abandonment of patents could substantially affect the scope of our patent protection. In addition, we may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or if we initiate such suits.

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

Our shares of common stock are currently traded on the Over the Counter Bulletin Board (“OTCBB”). Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on December 31, 2004, the volume of our common stock traded on any given day has ranged from 0 to 542,342 shares. Moreover, during that period, our common stock traded as low as $0.32 per share and as high as $0.90 per share, a 281.25% difference. This may impact an investor’s decision to buy or sell our common stock. As of March 31, 2005 there were approximately 5,500 holders of our common stock. Factors affecting our stock price include:

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

In addition, the 12,264,158 outstanding shares of our common stock, and the 12,877,366 shares of our common stock that are issuable upon exercise of warrants we have issued to the selling shareholders, may be sold into the market pursuant to a prospectus. We cannot control when and in what quantities the selling shareholders will choose to sell shares of our common stock pursuant to such prospectus and such sales may cause the price of our common stock to decline.

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

We will incur expenses in connection with the registration of certain of our shares of common stock which may be significant in relation to our revenues.

We are required to pay the fees and expenses incurred by us incident to the registration of certain of our shares of common stock under a registration statement. These expenses may be significant in relation to our revenues. We have also agreed to indemnify certain of the selling shareholders against losses, claims, damages and liabilities arising out of or relating to any misstatements or omissions in such registration statement or any related prospectuses, including liabilities under the Securities Act. In the event such a claim is made in the future, such losses, claims, damages and liabilities arising therefrom could be significant in relation to our revenues.

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

Exhibits - See Exhibit Index on page 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

June 15, 2005	By	/s/ Steven T. Guillen
Steven T. Guillen President and Chief Executive Officer

June 15, 2005	By	/s/ Marvin S. Hausman
Marvin S. Hausman, M.D. Chairman, and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002