Form 10KSB/A
period 2004-12-31
OXIS INTERNATIONAL INC
filed 2005-06-16
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

PART 1

This Report on Form 10-KSB/A and the documents incorporated by reference include “forward-looking statements”. To the extent that the information presented in this Report on Form 10-KSB/A discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report on Form 10-KSB/A. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this Report on Form 10-KSB/A, you should keep in mind the cautionary statements in the “Risk Factors” section above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below, and other sections of this Report on Form 10-KSB/A.

The statements contained in this Report on Form 10-KSB/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding: (i) our intention to provide a more effective diagnostic predictor test for patients at risk of cardiac events, and to submit this product for FDA diagnostic approval and subsequently for commercial launch by the first quarter of 2006; (ii) our plans to conduct collaborative research to design an oxidative stress paradigm to diagnose the early onset of potentially fatal human and animal diseases; (iii) the initial focus of such collaborative research including diseases, including Bovine Spongiform Encephalopathy (BSE; Mad Cow Disease); Creutzfeld Jacob Disease (CJD; human variant of BSE); Type II Diabetes with associated cardiovascular mortality; atherosclerosis and cardiac morbidity; hepatitis with liver failure; and neurodegenerative disorders, such as Alzheimer’s disease and stroke; (iv) our intention to attempt to develop diagnostic biomarkers that can identify at an early stage the presence of a disease state, distinguish which patients are most suited for a particular drug, and provide feedback to the physician on how well the drug is working; (v) our intention to focus on and intensify our efforts to consummate diagnostic, pharmaceutical and nutraceutical relationships and/or strategic partnerships with larger companies for the purpose of further developing and exploiting our antioxidant molecules; (vi) our plan to continue to evaluate our therapeutics classes of small molecular weight antioxidant molecules for further development as our financial resources permit; (vii) our plans to include a new focus on the areas of clinical cardiac predictor testing, biomarker research and the nutraceutical marketplace; (viii) our pursuit of the development of a cardiovascular predictor product intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur; (ix) our development of such a product through the combination of our MPO assay with other assays currently in-house (as well as with other assays under development); (x) our belief that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter and our intent to pursue the development of Ergothioneine for use in such markets; (xi) our expectation that revenues from sales to EMD Biosciences, Inc. for fiscal year 2005 will be similar to those in 2004; (xii) our intention to file new patent applications related to our current products under development, pursue acquisitions on a selective basis, and expand our marketing efforts in both commercial and research markets; (xiii) our estimate that there are more than 10,000 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research assays; (xiv) our belief that our assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy; (xv) our belief that our new products and technologies show considerable promise; (xvi) our belief that we could readily find alternative suppliers, or that we could readily market alternative products with adequate raw material supply; (xvii) our intent to establish and implement a plan to recruit distributors of our products; (xviii) our indication that our future success may depend in part upon the results of clinical trials designed to assess the safety and efficacy of our potential products; (xix) our belief that we have sufficient capital resources to sustain our operations for at least eighteen months and to continue operating in accordance with our current plans for 2005; (xx) our belief that we currently are in compliance with all such regulations and our intention that in the future all of our diagnostic and therapeutic developments will be in compliance with these regulations; (xxi) our belief that our relationship with our employees is good; (xxii) our belief that our facilities are adequate for the immediate future; (xxiii) our belief that the $6,500,000 in additional capital received in the form of private placement of equity will allow us to continue operating in accordance with our current plans for 2005; (xxiv) our expectation that our research and development expenses will increase as we attempt to develop potential products and the cardiac predictor program; and (xxv) our expectation to have smaller losses in 2005.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, the following: (1) we may not be able to obtain necessary financing; (2) the cost of complying with the regulatory requirements related to being listed on a stock exchange in France may exceed expectations; (3) Axonyx Inc. holds the voting power to control matters affecting us, and such concentration of voting power could have the effect of delaying, deterring or preventing a change of control; (4) uncertainties exist relating to issuance, validity and ability to enforce and protect patents, other intellectual property and certain proprietary information; (5) the potential for patent-related litigation expenses and other costs resulting from claims asserted against us or our customers by third parties; (6) our products may not meet product performance specifications; (7) new products may be unable to compete successfully in either existing or new markets; (8) availability and future costs of materials and other operating expenses; (9) weakness in the global economy and changing market conditions, together with general economic conditions affecting our target industries, could cause the our operating results to fluctuate; (10) the risks involved in international operations and sales; and (11) disclosure controls cannot prevent all error and all fraud. For a more detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 18 of this Report on Form 10-KSB/A. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-KSB and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report on Form 10-KSB/A.

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

In 1965, Diagnostic Data, Inc. was incorporated in the State of California. The Company changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, the Company merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. The Company’s principal executive offices and assay manufacturing facilities are located in a 15,000 sq. ft. facility at 6040 N. Cutter Circle, Suite 317, Portland, Oregon 97217.

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

We are pursuing the development of a cardiovascular predictor product intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur. In 2005, the total economic cost of cardiovascular disease is estimated at $393 billion by the Heart Disease and Stroke Statistics, 2005 Update. Early detection of cardiovascular disease may not only contribute to health and wellness, but also may reduce health care costs. We are developing this product through the combination of our myeloperoxidase assay (“MPO”) with other assays currently in-house (as well as with other assays under development). Our current plan is to submit this product for FDA diagnostic approval and subsequently for commercial launch by the first quarter of 2006. No assurances can be given that this development project will be successful, FDA approval will be obtained, or that a commercially viable product will be successfully launched.

In early 2005, we announced our plans to conduct collaborative research with selective scientists and university laboratories to design an oxidative stress paradigm to diagnose the early onset of potentially fatal human and animal diseases. The initial focus of this study should include the following diseases: Bovine Spongiform Encephalopathy (BSE; Mad Cow Disease); Creutzfeld Jacob Disease (CJD; human variant of BSE); Type II Diabetes with associated cardiovascular mortality; atherosclerosis and cardiac morbidity; hepatitis with liver failure; and neurodegenerative disorders, such as Alzheimer’s disease and stroke. We intend to attempt to develop diagnostic biomarkers that can identify at an early stage the presence of a disease state, distinguish which patients are most suited for a particular drug, and provide feedback to the physician on how well the drug is working. Our success in building foundations for such collaborative alliances has been limited and we can give no assurances that such relationships will mature or that our efforts to establish oxidative stress paradigms will be successful.

Our lead therapeutic drug candidate, BXT-51072 (based on a small molecular weight antioxidant molecule), completed a Phase IIA clinical trial in inflammatory bowel disease (IBD) in 1999. This Phase IIA trial was a multi-center, nonrandomized, open-label, two-arm study which assessed the safety, pharmacokinetics, and efficacy of BXT-51072. Due to the lack of financial resources, we ceased further testing of BXT-51072. Two other therapeutic programs relating to small molecular weight antioxidant molecules are in the pre-clinical stage of development, but we ceased activity with respect to these programs due to the lack of financial resources. We currently do not plan to resume these programs.

Although we ceased further testing of BXT-51072, we continue to review the possibility of further clinical studies. In September 2004, we entered into an exclusive licensing agreement relating to BXT-51072 and related compounds with Haptoguard, Inc. Under the agreement, we have granted the licensee exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. The licensee is responsible for worldwide product development programs with respect to licensed compounds. We received an upfront license fee of $450,000, and the licensee must pay royalties to us, as well as additional fees for the achievement of development milestones in excess of $21 million if all milestones are met and regulatory approvals are granted. There can be no assurances that royalty payments will result or that milestone payments will be realized. The licensee may terminate the agreement for any reason or for no reason by providing us with 180 days’ written notice. We have the right to terminate the agreement if the licensee fails to pay us any required payments under the agreement or if the licensee fails to comply with certain plan and timeline requirements relating to the development of the licensed compounds and such failure continues for 30 days after we have given notice to the licensee of such failure. Either party may terminate the agreement upon 30 days’ written notice upon certain events relating to the other party’s bankruptcy, insolvency, dissolution, winding up or assignment for the benefit of creditors, or upon the other party’s uncured breach of any material provision of the agreement. Otherwise, the agreement terminates when our underlying patents related to the licensed compounds expire.

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

Currently, we have approximately 85 currently issued patents or patent applications filed internationally. Patent coverage includes aspects of all three of our classes of small molecular weight antioxidant molecules. We are currently considering whether to abandon certain issued United States and international patents that we deem to be of lesser importance to the strategic direction of the Company, in an effort to preserve our financial resources.

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

Our assays for markers of oxidative stress are currently being sold both directly by us and through a network of distributors to researchers primarily in the United States, Europe and the Pacific Rim. We estimate that there are more than 10,000 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research assays. We continue to strengthen our international distribution network by adding selective new distributors around the world. These distributors are exclusively focused on sales of research products in the life science market. In 2004, over 20 distributors represented approximately 45% of our total revenue. Sales to these distributors are at arms length at a negotiated discount from our list price. These distributors are exclusively focused on sales of research products in the life sciences market. Although, to date, we have not recruited distributors of our products, we intend to establish and implement a plan to do so in the future.

During 2004, approximately 11% of our total revenues were from EMD Biosciences, Inc., a distributor customer located in the United States. We expect revenues from sales to EMD Biosciences, Inc. for fiscal year 2005 to be similar to those in 2004.

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

Myeloperoxidase (MPO). We are developing our MPO, a research assay, for sale either alone or in combination with other assays into the diagnostic clinical market. In the fourth quarter of 2003, MPO was used in a study that potentially demonstrates the role of oxidative stress in cardiovascular disease. Currently, biomarkers used for myocardial infarction present significant limitations in predictive quality due to variability of patient population, the range for abnormal test results, and other factors. In contrast, blood plasma MPO levels, as measured by our MPO kit with our own monoclonal antibody, appear to be a better predictor of patients at risk for cardiac events before they occur, according to a report in the New England Journal of Medicine, October 23, 2003. We are pursuing the development of a cardiovascular predictor product, including our MPO assay, combined with other assays currently in-house or under development for FDA diagnostic approval. We have plans for a commercial cardiovascular predictor product by the first quarter of 2006; however, no assurances can be given that the commercial product will be available on such a schedule or that the commercial product will be successful.

Ergothioneine. We sell Ergothioneine to selected customers as a compound used in the cosmetics industry. Sales of Ergothioneine were $87,000 in 2004 and $333,000 in 2003. Sales during 2003 were principally to one customer in the cosmetics industry in connection with such customer’s marketing campaign of a formulation of cosmetics which included, among other things, Ergothioneine. This customer did not purchase in similar quantities in 2004, or in the first quarter of 2005. Although we are not aware of the outcome of the marketing effort concerning the formulation of cosmetics including Ergothioneine, we have not received additional orders from that particular customer or received any indication that additional orders are expected, and we can give no assurances that sales of Ergothioneine to this customer or other cosmetics industry customers will resume.

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

Raw Material Suppliers

During 2004, we purchased raw materials from three suppliers who comprised 21%, 19% and 18% of the raw materials we purchased. We believe we could readily find alternative suppliers, or that we could readily market alternative products with adequate raw material supply, if necessary. Accordingly, we believe there is limited risk of over reliance on any supplier.

Research and Development

Research and development expenses were $278,000 and $409,000 for the years ended December 31, 2004 and 2003, respectively.

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

In early 2005, we announced our plans to conduct collaborative research with selective scientists and university laboratories to design an oxidative stress paradigm to diagnose the early onset of potentially fatal human and animal diseases. The initial focus of this study should include the following diseases: Bovine Spongiform Encephalopathy (BSE; Mad Cow Disease); Creutzfeld Jacob Disease (CJD; human variant of BSE); Type II Diabetes with associated cardiovascular mortality; atherosclerosis and cardiac morbidity; hepatitis with liver failure; and neurodegenerative disorders, such as Alzheimer’s disease and stroke. We intend to attempt to develop diagnostic biomarkers that can identify at an early stage the presence of a disease state, distinguish which patients are most suited for a particular drug, and provide feedback to the physician on how well the drug is working. Our success in building foundations for such collaborative alliances has been limited, and we can give no assurances that such relationships will mature or that our efforts to establish oxidative stress paradigms will be successful.

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

We will need to hire and retain a highly-qualified Chief Financial Officer and other executives in order to execute our business plan. No assurance can be given that we will be able to locate and hire such personnel, or that, if hired, we will continue to be able to pay the higher salaries necessary to retain such employees.

Foreign Operations and Export Sales

Revenues attributed to countries based on the location of customers:

	2004	2003
Japan	$221,000	$333,000
France	$145,000	$259,000
United Kingdom	$55,000	$39,000
Korea	$43,000	$67,000
Spain	$37,000	$596,000
Other foreign countries	$304,000	$207,000

The sales to “Other foreign countries” occurred in more than 35 countries, with no single country the site of more than $35,000 in annual sales.

The decrease in sales to customers in France was primarily the result of decreased Ergothioneine sales (from $333,000 in 2003 to $87,000 in 2004). The decrease in sales to customers in Spain was primarily the result of decreased bSOD sales (from $562,000 in 2003 to zero in 2004).

ITEM 2.	PROPERTIES

The Company occupies, pursuant to leases expiring in November of 2005, office, laboratory and manufacturing space at 6040 N. Cutter Circle, Suite 317, Portland, Oregon. Although the premises currently occupied are suitable and in adequate condition for the Company’s present requirements, the Company believes that other equally suitable premises are readily available.

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

The Company has an estimated 5,500 shareholders, including approximately 3,000 shareholders who hold their shares in street name. The Company utilizes its assets to develop its business and, consequently, has never paid a dividend and does not expect to pay dividends in the foreseeable future.

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

On January 14, 2004, the Company completed a private placement of securities, pursuant to which (i) certain bridge loan investors (“Note Holders”) paid to the Company $570,000 in the aggregate, (ii) the Company issued promissory notes (“Notes”) due on the first anniversary date of issuance or immediately on an acquisition, bearing 7% interest per annum, to the investors in principal amount of $570,000 in the aggregate, which promissory notes are convertible in due course into Company common stock at a rate of one share for each $0.40 of principal and interest outstanding (the “Conversion Price”), or in the Event of Default (as defined in the Notes) by the Company, into Company common stock at a rate of one share for each $0.15 of principal and interest outstanding, and (iii) the Company issued warrants to the investors, exercisable for up to 712,500 shares of common stock at an exercise price of $0.50 per share.

On December 30, 2004, the Company received notices from each of the Note Holders electing under the terms of such Notes to convert all debt under the Notes plus related accrued interest into an aggregate of 1,520,932 shares of Common Stock of the Company. In connection with the Note Holders to election to convert such debt, the Company agreed to issue to the Note Holders warrants exercisable for a period of five years for the purchase of up to an aggregate of 760,469 shares of the common stock of the Company at an exercise price of $1.00 per share.

The private placement of the securities to Note Holders was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, and Rule 506 promulgated by the SEC under the Securities Act.

Throughout the first ten weeks of 2004, Axonyx acquired approximately 52.4% of our outstanding voting stock. Axonyx’s holdings subsequently were decreased to approximately 34% following a private placement of equity at December 30, 2004.

On March 10, 2004, in connection with such acquisition by Axonyx of our common stock, three of the Company’s directors resigned from our Board of Directors and the Board appointed four directors that had been nominated by Axonyx. Three of these directors have subsequently resigned. In June 2004, the Company’s Chief Executive Officer retired and was replaced by an Acting Chief Operating Officer. In August 2004, the Company’s Chief Financial Officer resigned. While we had interim Chief Executive Officers in place, we deferred the hiring of other senior management personnel to allow a newly-engaged full time Chief Executive Officer to assist in the selection and training of such key personnel. We have succeeded in engaging Steven T. Guillen as our Chief Executive Officer, and will endeavor to find suitable new candidates for the position Chief Financial Officer and other key management positions within the Company.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes. This discussion contains forward-looking statements based upon our current expectations and involves risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks Related to Our Business,” “Business” and elsewhere in this document. See the paragraphs following the heading “Forward-Looking Statements” for additional discussion.

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

Our current plans include a new focus on the areas of clinical cardiac predictor testing, biomarker research and the nutraceutical marketplace. We are pursuing the development of a cardiovascular predictor product intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur. We are developing this product through the combination of our MPO assay with other assays currently in-house (as well as with other assays under development). Our current plan is to submit this product for FDA diagnostic approval and subsequently for commercial launch by the first quarter of 2006.

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

Throughout the first ten weeks of 2004, Axonyx acquired approximately 52.4% of our outstanding voting stock. Axonyx’s holdings subsequently were decreased to approximately 34% following a private placement of equity at December 30, 2004.

On March 10, 2004, in connection with such acquisition by Axonyx of our common stock, three of the Company’s directors resigned from our Board of Directors and the Board appointed four directors that had been nominated by Axonyx. Three of these directors have subsequently resigned. In June 2004, the Company’s Chief Executive Officer retired and was replaced by an Acting Chief Operating Officer. In August 2004, the Company’s Chief Financial Officer resigned. While we had interim Chief Executive Officers in place, we deferred the hiring of other senior management personnel to allow a newly-engaged full time Chief Executive Officer to assist in the selection and training of such key personnel. We have succeeded in engaging Steven T. Guillen as our Chief Executive Officer, and will endeavor to find suitable new candidates for the position Chief Financial Officer and other key management positions within the Company.

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

Product sales – We manufacture, or have manufactured on a contract basis, products that are sold to customers. We recognize revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller’s price to a buyer is determinable, and collectibility is reasonably assured. The Company’s mix of product sales are substantially at risk to market conditions and demand, which may change at anytime.

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

In 2004, sales of research assays and fine chemicals decreased by $142,000 to $1,914,000, a 7% decrease over the 2003 sales of $2,056,000. This decrease is due primarily to decreased sales volumes of Ergothioneine ($246,000) which reflects a lower level of orders received from our customers who are principally in the cosmetics industry. This decrease was partially offset by increased research assay sales volumes. Sales during 2003 were principally to one customer in the cosmetics industry in connection with such customer’s marketing campaign of a formulation of cosmetics which included, among other things, Ergothioneine. This customer did not purchase in similar quantities in 2004, or in the first quarter of

2005. Although we are not aware of the outcome of the marketing effort concerning the formulation of cosmetics including Ergothioneine, we have not received additional orders from that particular customer or received any indication that additional orders are expected, and we can give no assurances that sales of Ergothioneine to this customer or other cosmetics industry customers will resume.

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

Costs and Expenses

Cost of revenue (sales) for research products increased by 9% to 64% in 2004 due to changes in the product mix of our sales. Sales of research assays increased by $82,000 over 2003 but Ergothioneine sales were lower by $246,000 compared to 2003 and there were no sales bSOD in 2004 with $562,000 of bSOD sales in 2003. In addition, we incurred extra cost from adding product support personnel and made other personnel changes in 2004.

Gross profit for 2004 was $1,148,000, compared to $1,244,000 during 2003. Gross Profit from product revenues, exclusive of license fees, was $698,000, or 36% of product revenues, compared to $1,244,000, or 45% of product revenues during 2003. The decrease in gross profit results primarily from lower product sales revenue. This decrease was partially offset by license fee revenues of $450,000, as discussed in “Revenues” above for which no costs are associated.

Research and development costs decreased to $278,000 in 2004 from $409,000 in 2003, a decrease of $131,000, primarily as a result of a reduction in research and development activity by our health products ($68,000) and therapeutic ($65,000) areas as necessitated by our lack of capital. Research and development expense as a percentage of product revenues were 15% in 2004 as compared to 15% in 2003.

Research and development expense is expected to increase significantly in the coming year due to the cost of developing the cardiac predictor program.

In 2004, sales, general and administrative expenses increased by $195,000, from $1,648,000, or 60% of product revenues in 2003 to $1,843,000, or 96% of product revenues, in 2004. This increase is primarily due to expenses related to the increased spending in the cardiac predictor program and the animal health profiling program partially offset by reduced expenses from the retirement of our Chief Executive Officer in June 2004 and resignation of our Chief Financial Officer in August 2004. These positions have not yet been filled by full-time employees. We do not anticipate further funding of our animal health profiling program beyond December 31, 2004.

Foreign legal proceedings during 2004 of $183,000 are related to the AMF proceedings including legal expenses of $121,000 and fines imposed by the AMF of $62,000 as described above in Note 14 to the financial statements contained herein which are not expected to be recurring expenses. Such proceedings have concluded.

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

The Company’s principal sources of cash during the last two years have originated with the sale of equity instruments. In December 2004, the Company raised $4,250,000 in cash and $2,250,000 in receivables (which were converted to cash in early January 2005) from the private placement of 12,877,364 shares of common stock and an equivalent number of common stock warrants. This equity transaction enabled the Company to have a total of $4,687,000 in cash at year-end 2004. By contrast, in 2003 the Company’s cash proceeds from equity transactions were $226,000, which came from the exercise of warrants, and $21,000 from the exercise of stock options.

In 2004, the Company’s secondary sources of cash were short-term borrowings of $1,686,000. The Company had no long-term borrowings in 2004, and no long-term or short-term borrowing proceeds in 2003.

The Company’s principal uses of cash during 2004 and 2003 were the Company’s losses from operations of $1,761,000 and $813,000, respectively. While the Company’s gross profit and major operating expenses were comparable for 2003 and 2004, the 2004 loss from operations contained two unusual categories of expense not present in 2003: management restructuring charges of $605,060 and $183,000 of foreign legal proceedings relating to the Nouveau Marché in France. These two unusual expenses are the major cause of 2004’s increased operating loss from the prior year.

The Company’s net loss in 2004 also reflected larger borrowing costs than 2003. Interest expense and financing fees aggregating $957,000 in 2004 greatly exceeded the 2003 borrowing costs (interest only) of $14,000.

While the Company’s principal uses of cash were net operating losses and the secondary uses of cash were borrowing costs, to a smaller extent the Company’s uses of cash also included purchases of patents and equipment totaling $309,000 in 2004 and $160,000 in 2003.

We believe we have sufficient capital resources to sustain our operations for at least eighteen (18) months. However, if we determine to engage in further development and commercialization programs with respect to our antioxidant therapeutic technologies, oxidative stress assays or other currently unidentified opportunities additional capital may be required.

Net Loss

We incurred net losses in 2004 and 2003, and we expect smaller losses in the future but can not predict profitability in the foreseeable future. Our net loss increase of $1,880,000 to $2,698,000 is due primarily to expenses relating to foreign legal proceedings ($183,000); restructuring charges ($605,000) and the expenses related to short-term bridge financing ($654,000) and costs associated with warrants issued for the conversion of the bridge loans ($202,000).

We expect to incur a net loss for 2005 and believe we have sufficient funding to sustain our operations through 2005.

Commitments and Contingencies

The Company leases its facilities in Oregon under an operating lease that expires in November 2005. Minimum lease payments to which the Company is committed is $122,000 in 2005.

RISK FACTORS

Risks Related to Our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Report on Form 10-KSB/A.

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

In 1997, the Company completed an offering of its common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. As a result of such listing, the Company has been subject to French securities laws and the securities regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché. The cost of complying with such securities laws and regulations can be substantial. The AMF engaged in an investigation alleging that the Company failed to file financial and other disclosure information as required under French law from 1999 through 2002. As a result of the investigation, the Company incurred substantial defense costs and paid a fine of approximately $62,000. As of December 31, 2004, the Company recorded approximately $183,000 related to the defense and settlement of the investigation, including foreign legal expenses of $121,000 and fines imposed by the AMF of $62,000. In a related legal proceeding before French judicial authorities, the Company incurred additional legal expenses and paid an additional approximately $11,600 in settlement of any obligation to pay fines. Although the Company is not as of the date of this Report on Form 10-KSB/A aware of any pending AMF allegations, in the event the AMF would make additional allegations against the Company or in the event that the Company would be required to answer additional charges in French legal proceedings, the Company may incur further substantial costs and fines. No assurances can be given that the Company would be able to settle any such matters with the AMF, or if it does settle these matters with the AMF, that it would be able to do so on terms favorable to the Company.

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

Our shares of common stock are currently traded on the Over the Counter Bulletin Board (“OTCBB”). Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on December 31, 2004, the volume of our common stock traded on any given day has ranged from 0 to 542,342 shares. Moreover, during that period, our common stock traded as low as $0.32 per share and as high as $0.90 per share, a 281.25% difference. This may impact an investor’s decision to buy or sell our common stock. As of May 16, 2005 there were approximately 5,500 holders of our common stock. Factors affecting our stock price include:

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

As discussed in Note 18 to the financial statements, certain errors resulting in an understatement of patent amortization, net losses and accumulated deficits for the years ending December 31, 2004 and 2003 were discovered by the management of the Company during the current year. Accordingly, adjustments have been made to the financial statements to correct these errors.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OXIS International, Inc., and subsidiaries as of December 31, 2004 and 2003 and the results of its operations, shareholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

February 18, 2005, except Note 18 which is dated May 24, 2005.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2004 Restated	December 31, 2003 Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,687	$372
Accounts receivable, net of allowance of $7 and $4, respectively	229	251
Private placement proceeds receivable	2,250	—
Inventories	246	295
Prepaid expenses and other current assets	128	139

Total current assets	7,540	1,057
Property, plant and equipment, net	61	42
Technology for developed products, net	—	101
Patents and patents pending, net	875	655
Other assets	—	30

Total assets	$8,476	$1,885

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued

(In thousands of dollars)

	December 31, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to shareholders	$1,360	$160
Accounts payable	491	609
Accrued liabilities	774	220
Accrued payroll	55	104

Total current liabilities	2,680	1,093
Commitments and contingencies	—	—
Shareholders’ equity:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series B – 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000)	4	4
Series C – 96,230 shares issued and outstanding	1	1
Common stock - $0.001 par value; 95,000,000 shares authorized; 28,807,040 and 26,427,910 shares issued and outstanding at December 31, 2004 and 2003, respectively, and 12,264,158 and 0 issuable at December 31, 2004 and 2003, respectively	41	26
Stock options	162	123
Warrants	4,161	236
Additional paid-in capital	64,114	60,365
Accumulated deficit	(62,270)	(59,572)
Accumulated other comprehensive loss	(417)	(391)

Total shareholders’ equity	5,796	792

Total liabilities and shareholder’s equity	$8,476	$1,885

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except earnings per share data)

	Years Ended December 31,
	2004 Restated	2003 Restated
Product revenues	$1,914	$2,740
License revenues	450	—

Total revenue	2,364	2,740
Cost of product revenues	1,216	1,496

Gross profit	1,148	1,244
Operating expenses:
Research and development	278	409
Selling, general and administrative	1,843	1,648
Foreign legal proceedings	183	—
Restructuring charges	605	—

Total operating expenses	2,909	2,057

Operating income (loss)	(1,761)	(813)
Other income and expenses:
Other income	19	8
Interest income	1	1
Financing fees	(856)	—
Interest expense	(101)	(14)

Total other income and expenses	(937)	(5)

Loss before income taxes	(2,698)	(818)
Income taxes	—	—

Loss from continuing operations	(2,698)	(818)
Loss from discontinued operations (net of taxes)	—	(13)

Net loss	(2,698)	(831)
Other comprehensive income/(loss)
Foreign currency translation adjustment	(26)	54

Comprehensive loss	$(2,724)	$(777)

Net loss per common share – basic and diluted	$(0.10)	$(0.04)

Weighted average number of shares used in computation – basic and diluted	26,828,289	18,205,164

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Preferred Stock		Common Stock		Options & Warrants	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2003-Restated	2,024,619	$20,000	10,005,604	$10,000	$2,009,000	$58,327,000	$(58,741,000)	$(445,000)	$1,180,000
Shares issued in connection with 1997 IMS business combination			100,000
Conversion of Series F preferred shares to common	(1,500,000)	(15,000)	15,000,000	15,000
Issuance of new warrants					67,000	(67,000)
Exercise of warrants			1,133,000	1,000	(258,000)	483,000			226,000
Options exercised			155,973			21,000			21,000
Options issued for accrued expenses and services					123,000				123,000
Expiration of warrants					(1,582,000)	1,582,000
Shares issued for services			33,333			19,000			19,000
Net loss for year ended 12/31/03							(831,000)		(831,000)
Foreign currency translation adjustment								54,000	54,000
Other comprehensive loss

Balance, December 31, 2003-Restated	524,619	5,000	26,427,910	26,000	359,000	60,365,000	(59,572,000)	(391,000)	792,000
Options exercised			791,532	1,000	(5,000)	141,000			137,000
Shares issued for services			66,666			46,000			46,000
Options issued for services					44,000				44,000
Warrants issued as incentive for bridge loan					159,000				159,000
Shares and warrants issued for conversion of bridge loan			1,520,932	2,000	202,000	1,018,000			1,222,000
Shares and warrants issuable for private placement			12,264,158	12,000	3,564,000	2,544,000			6,120,000
Net loss for year ended 12/31/04							(2,698,000)		(2,698,000)
Foreign currency translation adjustment								(26,000)	(26,000)
Other comprehensive loss

Balance, December 31, 2004-Restated	524,619	$5,000	41,071,198	$41,000	$4,323,000	$64,114,000	$(62,270,000)	$(417,000)	$5,796,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Years Ended December 31,
	2004 Restated	2003 Restated
Cash flows from operating activities:
Net loss	$(2,698)	$(831)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	173	217
Common stock and stock options issued for services	90	89
Common stock issued for accrued interest	38	—
Gain on sale of investment	—	(8)
Discontinued operations	—	13
Amortization of deferred financing costs	654	—
Common stock warrants issued for financing fees	202	—
Changes in assets and liabilities:
Accounts receivable	22	(63)
Inventories	49	6
Other current assets	11	(1)
Accounts payable	(118)	288
Customer deposits	—	(13)
Accrued payroll, payroll taxes and other	505	104
Other assets	30	(30)

Net cash used by operating activities	(1,042)	(229)
Cash flows from investing activities:
Proceeds from sale of investment	—	62
Purchases of equipment	(47)	(13)
Additions to other assets	(262)	(147)

Net cash provided by (used for) investing activities	(309)	(98)
Cash flows from financing activities:
Proceeds from issuance of stock with warrants attached, net of financing charges	3,870	—
Short-term borrowings with warrants attached net of deferred financing charges	486	—
Proceeds from short-term borrowings	1,200	—
Proceeds from exercise of warrants	—	226
Proceeds from exercise of stock options	136	21

Net cash provided by financing activities	5,692	247
Other comprehensive gain (loss)—foreign currency translation	(26)	28

Net increase (decrease) in cash and cash equivalents	4,315	(52)
Cash and cash equivalents—beginning of period	372	424

Cash and cash equivalents—end of period	$4,687	$372

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands of dollars)

	For the Year Ended December 31,
	2004	2003
Supplemental cash flow disclosures:
Interest paid	$28	$—
Income taxes paid	$—	$—
Non-cash investing and financing:
Issuance of common stock for services	$46	$19
Issuance of warrants for financing fees	$202	$—
Issuance of stock options for accrued expenses and services	$44	$123
Debt discount on convertible bridge loans	$570	$—
Conversion of preferred stock into common stock	$—	$15
Expiration of warrants	$—	$1,582
Issuance of common stock for conversion of convertible bridge loans & accrued interest	$609	$—
Discontinued operations	$—	$13

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

Going Concern – At December 31, 2003, the Company’s auditors expressed a going concern qualification on the Company’s audited financial statements because of the Company’s negative working capital, history of recurring losses, and large accumulated deficit. The going concern qualification is not present with the Company’s audited financial statements at December 31, 2004 because of the Company’s positive working capital, large cash balance, and apparent ability to sustain itself for at least the next year.

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

Principles of consolidation – The accompanying financial statements include the accounts of the Company as well as its subsidiaries. The functional currency of the Company’s French subsidiary is the Euro. The foreign subsidiaries’ assets and liabilities are translated at the exchange rates at the end of the year, and their statements of operations are translated at the average exchange rates during each year. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income or loss and accumulated as a separate component of shareholders’ equity. All significant intercompany balances and transactions are eliminated in consolidation.

Cash equivalents – Cash equivalents consist of money market accounts with commercial banks.

Accounting method – The Company’s financial statements are prepared using the accrual method of accounting.

Inventories – Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Raw materials	$121,000	$101,000
Work in process	23,000	65,000
Finished goods	102,000	129,000

Total	$246,000	$295,000

Property, plant and equipment – Property, plant and equipment is stated at cost. Depreciation of equipment is computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of five years or the remaining lease term. Depreciation expense for the years ended December 31, 2004 and 2003 was $21,000 and $33,000, respectively.

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

Research and development costs – Research and development costs are charged to operations as incurred.

Patents and technology for developed products – The Company’s accounting policies for patents are as follows: (a) acquired patents are recorded at acquisition cost and (b) internally developed patents – the following costs are capitalized (1) legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents (2) other patent fees (legal, registration), (3) models and drawings required for registration. Patents are being amortized on a straight-line basis over the shorter of the remaining life of the patent or ten years. All research and development costs incurred in developing the patentable idea are expensed as incurred. The Company begins to amortize the patent or patent pending in the quarter after the costs have been incurred. Patent pendings are amortized over twenty years or until the granted patent’s life has been determined if shorter. Most of the Company’s patented compounds are not marketed or sold until the patents have been approved.

The assets “Technology for developed products” were acquired in business combinations and were amortized over the estimated useful lives of seven to ten years. These assets, which had a historical cost of approximately $1,530,000, were fully amortized as of December 31, 2004. Patents are amortized on a straight-line basis over the shorter of the remaining life of the patent or ten years. Amortization expense as of December 31, 2004 and 2003, is $77,000 and $82,000, respectively.

In accordance with SFAS No. 144, the Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of recorded cost of intangible assets.

Compensated absences – Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company accrues vacation expense throughout the year and records the expense in accrued payroll.

Derivative instruments – The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Stock-based compensation – The Company accounts for stock issued for compensation in accordance with APB 25, “Accounting for Stock Issued to Employees.” Under this standard compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date.

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

	Year Ended December 31,
	2004	2003
Net loss:
As reported	$(2,698,000)	$(831,000)
Stock-based compensation determined under the fair value based method:
Interim executive services	(47,000)	—
Employees	(277,000)	(490,000)

Pro forma	$(3,022,000)	$(1,321,000)

Net loss per share—basic and diluted:
As reported	$(0.10)	$(0.04)
Pro forma	$(0.11)	$(0.07)

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

Product sales – The Company manufactures, or has manufactured on a contract basis, research and diagnostic assays and fine chemicals, which are its primary products sold to customers. Revenue from the sale of the Company’s products, including shipping fees, if any, is recognized when title to the products is transferred to the customer (which usually occurs upon shipment or delivery, depending upon the terms of the sales order) and when collectibility is reasonably assured.

Revenue from sales to distributors of the Company’s products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in the contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms.

Intellectual Property License Fees – The Company recognizes license fee revenue for licenses to our intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license and collectibility is reasonably assured unless we have continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable.

Royalties – We recognize royalty revenue based on reported sales by third party licensees of products containing our materials, software and intellectual property. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

Accounts receivable – The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

The Company’s policy allows the accrual of interest on trade receivables 30 days after due date. A receivable is considered past due if payments have not been received by the terms set by the Company. When all internal collection efforts have been exhausted, accounts are written off as uncollectible and turned over for collection. Interest is assessed at the discretion of the Company.

Advertising and promotional fees – Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company’s advertising expenses were $1,000 and $14,000 for the years ended December 31, 2004 and 2003, respectively.

Income taxes – Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. See Note 10.

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

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Fair value of financial instruments – The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, inventories, prepaid and other current assets, notes payable, customer deposits and accounts payable, accrued payroll and payroll taxes, and other accrued liabilities approximates fair value due to the short-term nature of the accounts.

Reclassification - Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

New Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

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

On January 9, 2004, the Company received $570,000 in loans and issued promissory notes, with terms of 12 months, convertible into 1,425,000 shares of the Company’s common stock (or more in the event of a default by the Company). The Company also issued warrants to the lenders exercisable for up to 712,500 shares of common stock, plus additional shares for accrued interest, at an exercise price of $0.50 per share. The Company recognized deferred financing fees totaling $570,000 consisting of approximately $411,000 related to the conversion feature of the notes and $159,000 with related to the value of the warrants. These deferred financing fees, which were valued using the Black-Scholes pricing model, were amortized over the 12 month term of the notes.

The Company received notice on December 30, 2004, that all lenders had irrevocably converted their promissory notes and accrued interest into common stock. As a result, the Company issued 1,520,934 shares of common stock to the noteholders. As an incentive for the note holders to convert their notes to common stock, the Company issued 760,467 additional warrants. Each warrant entitles the holder to purchase one share of the Company’s common stock for $1.00 for a period of five years. These warrants were valued at approximately $202,000 and have been included in financing fees for the year ended December 31, 2004. Upon conversion of the bridge loans, the Company expensed all remaining unamortized deferred financing fees related to the conversion feature and warrants issued with the bridge loans.

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

Common Stock – Each share of common stock is entitled to one vote at the Company’s annual meeting of stockholders.

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

Preferred Stock –The 428,389 outstanding shares of Series B preferred stock are convertible into and have voting rights equivalent to 85,678 shares of common stock. The Series B preferred stock has certain preferential rights with respect to liquidation and dividends. Holders of Series B preferred stock are entitled to noncumulative annual dividends at the rate of $0.115 per share if and when declared by the Company’s board of directors. No dividends to Series B preferred stockholders were issued or unpaid during 2004.

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

Stock Warrants – During July 2003, the board of directors of the Company offered all holders of warrants a reduced exercise price for a limited period of time. The exercise price for these warrants was reduced to $0.20 per share, and the maturity date for 598,449 warrants issued in 1998 was extended to August 11, 2003. The exercise price for these warrants was previously $1.00 per share. All warrants issued prior to July 1998 had lapsed and were not affected by this board action. The decrease of exercise price did not result in any change to the outstanding value of the warrants. Pursuant to the offered reduced exercise price, a total of 1,133,000 warrants were exercised at an aggregate purchase price of $226,600. As part of the offer, with each share of stock issued one new warrant was issued having a $1.00 exercise price and a two-year life.

During January 2004, the Company issued warrants to purchase 712,500 common shares at an exercise price of $0.50 in connection with the bridge loans. Each warrant bears a five-year life.

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

On September 28, 2004, the Company and HaptoGuard Inc. (“HaptoGuard”) entered into a license agreement relating to the Company’s proprietary compound BXT 51072 and related compounds. Under the agreement, HaptoGuard has exclusive worldwide rights to develop, manufacture and market BXT-51072 and related compounds from the Company’s library of such antioxidant compounds. Further, HaptoGuard is responsible for worldwide product development programs with respect to licensed compounds. HaptoGuard has paid the Company an upfront license fee of $450,000. The agreement provides that HaptoGuard must pay royalties to the Company, as well as additional fees for the achievement of development milestones in excess of $21 million if all milestones are met and regulatory approvals are granted. The material milestones under the agreement which would generate future payments are as follows: upon initiation of Phase III clinical trials of the products; upon grant by the Food and Drug Administration (FDA) of marketing approval of the products; upon grant by the European Agency for the Evaluation of Medicinal Products (EMEA) for marketing approval of the products; and upon grant of marketing approval of the products for each additional regulatory territory. The royalties paid by the licensee will begin upon the first commercial sale of the licensed products and will vary based upon formulations. However, there can be no assurances that royalty payments will result or that milestone payments will be realized. The Company has the right to terminate the agreement if the licensee fails to pay the Company any required payments under the agreement or if the licensee fails to comply with certain plan and timeline requirements relating to the development of the licensed compounds and such failure continues for 30 days after the Company has given notice to the licensee of such failure. Either party may terminate the agreement upon 30 days’ written notice upon certain events relating to the other party’s bankruptcy, insolvency, dissolution, winding up or assignment for the benefit of creditors, or upon the other party’s uncured breach of any material provision of the agreement. Otherwise, the agreement terminates when the Company’s underlying patents related to the licensed compounds expire.

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

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 were as follows:

	2004	2003
Deferred tax assets:
Federal net operating loss carryforward and capitalized research and development expenses	$10,907,000	$9,612,000
Federal R&D tax credit carryforward	457,000	491,000
State net operating loss carryforward and capitalized research and development expenses	1,246,000	1,127,000
Other	80,000	55,000
Deferred tax liabilities - book basis in excess of noncurrent assets acquired in purchase transactions	(142,000)	(142,000)

Deferred tax assets before valuation	12,548,000	11,143,000
Valuation allowance	(12,548,000)	(11,143,000)

Net deferred tax assets	$—	$—

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

Tax Carryforwards – At December 31, 2004, the Company had net operating loss carryforwards of approximately $14,654,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $457,000 to reduce United States federal taxes in future years. These carryforwards expire as follows:

Year of expiration	United States net operating loss carryforward	R&D tax credit carryforward
2005	$25,000	$46,000
2006	44,000	176,000
2007	4,000	18,000
2008	675,000	6,000
2009-2024	13,906,000	211,000
No expiration	—	—

	$14,654,000	$457,000

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

Revenue attributed to North America includes shipments to customers in the United States, Canada and Mexico. Revenue from Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific includes shipments to customers in each region. Information relating to revenue from external customers from different geographical areas is as follows:

(In Thousands)	Year Ended December 31,
	2004	2003
North America	$1,142	$1,242
EMEA	427	1,046
Latin America	10	2
Asia Pacific	335	450

Total	$1,914	$2,740

Revenue from Japan totaled $221,000 and $333,000 for fiscal years ended December 31, 2004 and 2003, respectively. Revenues from Spain totaled $596,000 for the fiscal year ended December 31, 2003. No other countries outside of the United States exceeded 10% of the Company’s consolidated total revenue in any year presented. No Country outside of the United States holds any of the Company’s consolidated long-lived assets.

13.	Concentrations

Bank Accounts – The Company maintains cash in money market accounts. The funds on deposit are not insured by the FDIC, and therefore, approximately $4,687,000 is at risk on December 31, 2004.

Customers – In 2004, approximately 40% of the Company’s sales were attributable to six customers. In 2004, approximately 11% of the Company’s total sales were from EMD Biosciences, Inc., a distributor customer located outside of the United States.

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

French filing obligations – In 1997, the Company completed an offering of its common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. The Company was notified that a Paris lower court (Tribunal de grande instance de Paris) on November 12, 2003, issued an order (the “Order”) requiring the Company (i) to file its 2002 Document de Reference (“2002 Reference Document”) as required under French law and the regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, within eight days of the court’s Order (“filing deadline”) and (ii) if the Company has not filed with the AMF its 2002 Reference Document by the filing deadline, to pay a fine of 1,500 Euros for each day until it files its 2002 Reference Document with the AMF. Following the issuance of the Order, the Company (1) filed its 2002 Reference Document with the AMF and received written confirmation that its 2002 Reference Document has been registered and (2) appealed the Order to the extent that it imposed fines on the Company. The Company has since dismissed its appeal of the Order, and during the first quarter of 2004 paid approximately $11,600 in settlement of any obligation to pay fines under the Order.

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

Axonyx loan – Under the terms of a promissory note, the Company agreed to pay Axonyx $1.2 million plus accrued interest upon the receipt by the Company of at least $2,000,000 in net proceeds from a debt or equity offering. The equity funding of the private placement on December 30, 2004 is a triggering event requiring repayment of the indebtedness represented by the note. On January 6, 2005, after the closing of the transaction, the Company repaid the indebtedness represented by the note in full by paying to Axonyx $1,222,380.

Other matters - In January 2003, the Company negotiated the settlement of a $19,000 accounts payable debt by offering to the other party a total of 94,961 shares of the Company’s common stock per share. Although orally accepting this arrangement, the other party has failed to execute the related paperwork to complete the agreement. While the Company does expect to satisfy its obligation of $19,000, there can be no assurances that the other party will accept stock in payment of the debt.

18.	Correction of Error

During 2005, the Company’s management decided to correct the Company’s accounting policy for patents and patents pending. The Company had not previously amortized its patents pending and only began amortizing once the patent was issued. In concurrence with a regulatory review, the Company has decided to begin amortizing patent cots in the quarter after they are incurred. The amortization expense will be treated as a cost of sales for all products currently being sold and as a research expense for patents awaiting final approval.

Accordingly the Company recognized amortization expense prior to January 1, 2003 of $38,340 as a correction to prior accumulated deficits. The additional amortization expense for the years ending December 31, 2004 and 2003 were $41,312 and $39,970, respectively. These changes cause no material changes in losses per share. As of December 31, 2004, the cumulative increase to accumulated deficit was $119,622.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits specified by item 601 of Regulation S-B.

See Exhibit Index - page 64.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees – The Company incurred aggregate fees and expenses of $59,000 and $44,000, respectively, from Williams & Webster, P.S. for the fiscal years 2004 and 2003 annual audit and for review of the Company’s consolidated financial statements included in its Forms 10-QSB for the 2004 and 2003 fiscal years.

Audit Related Fees – None.

Tax Fees – The Company incurred aggregate fee and expenses of $5,000 and $5,000, respectively, from Williams & Webster, P.S. for the fiscal years 2004 and 2003 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees – None.

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

OXIS International, Inc.
Registrant

Dated:	June 15, 2005	By	/s/ STEVEN T. GUILLEN
Steven T. Guillen
President and Chief Executive Officer

Dated:	June 15, 2005	By:	/s/ MARVIN S. HAUSMAN, M.D.
Marvin S. Hausman, M.D.
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant.

/s/ MARVIN S. HAUSMAN, M.D. Marvin S. Hausman, M.D.	June 15, 2005 Date

/s/ STEVEN T. GUILLEN Steven T. Guillen	June 15, 2005 Date

/s/ S. COLIN NEILL S. Colin Neill	June 15, 2005 Date

/s/ TIMOTHY C. RODELL, M.D. Timothy C. Rodell, M.D.	June 15, 2005 Date

EXHIBIT INDEX

Exhibit Number		Description of Document	Footnote

2	(a)	Share Exchange Agreement by and among Innovative Medical Systems Corp., OXIS International, Inc. and each of the shareholders who are signatories thereto	(1)

3	(a)	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	(2)

3	(b)	Bylaws of the Company as restated effective September 7, 1994 and as amended through April 29, 2003	(3)

4	(a)	Forms of Common Stock and Warrant Purchase Agreement, Warrant to Purchase Common Stock, and Registration Rights Agreement Regarding Private Placement March-April, 2000	(4)

10	(a)	OXIS International, Inc. Series B Preferred Stock Purchase Agreement dated July 18, 1995	(5)

10	(b)	Series C Preferred Stock Subscription and Purchase Agreement (form); dated April 1996 (1,774,080 shares in total)	(6)

10	(c)	Form of Promissory Notes dated March 27, 1997 - April 24, 1997	(7)

10	(d)	Subscription Agreement, Warrant to Purchase Common Stock and Form of Subscription dated July 2003 – August 2003	(10)

10	(e)	Executive Separation and Employment Agreement dated April 3, 2000, between the Company and Ray R. Rogers	(8)

10	(f)	Addendum to Executive Separation and Employment Agreement between OXIS International, Inc. and Ray R. Rogers dated August 1, 2001	(9)

10	(g)	Employment Agreement between OXIS International, Inc. and Ray R. Rogers dated June 1, 2003	(10)

10	(h)	Employment Agreement between OXIS International, Inc. and Sharon Ellis dated June 1, 2003	(10)

10	(i)	Note and Warrant Purchase Agreement, Form of Convertible Promissory Note and Form of Warrant to Purchase Common Stock dated January 9, 2004	(10)

10	(j)	Form of Loan Agreement, Promissory Note and Security Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 1, 2004	(11)

10	(k)	Separation, Retirement and Consulting Agreement between Oxis International, Inc. and Ray R. Rogers, dated June 21, 2004	(12)

10	(l)	Separation Agreement between OXIS International, Inc. and Sharon Ellis, dated July 13, 2004	(12)

10	(m)	License Agreement between OXIS International, Inc. and Haptoguard, dated September 29, 2004**	(13)

10	(n)	Securities Purchase Agreement, Registration Rights Agreement and Form of Common Stock Warrant, dated December 30, 2004	(14)

10	(o)	Consulting Agreement between OXIS International, Inc. and Manus O’Donnell, dated October 14, 2004	(15)

10	(p)	Form of Indemnification Agreement between OXIS International, Inc. and it’s Officers and Directors	(15)

10	(q)	Ninth Amendment to Lease between OXIS International, Inc. and Rosan, Inc. dated November 11, 2004	(15)

21	(a)	Subsidiaries of OXIS International, Inc.	(16)

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32	(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference to the Company’s Form 8-K Current Report, dated January 15, 1998.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Incorporated by reference to the Company’s Form 8-K Current Report dated March 3, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(8)	Incorporated by reference to the Company’s Form S-3 Registration Statement No. 333-40970 filed July 7, 2000 and effective December 22, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Form 8-K Current Report dated June 9, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(14)	Incorporated by reference to the Company’s Form 8-K/A Current Report dated February 8, 2004.

(15)	Incorporated by reference to the Company’s Form SB-2 Registration Statement dated February 25, 2005.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

*	Filed with this Report.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.