Form 10QSB
period 2005-06-30
OXIS INTERNATIONAL INC
filed 2005-08-15
CIK 109657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005.

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

At July 31, 2005, the issuer had outstanding the indicated number of shares of common stock: 42,367,719.

Transitional Small Business Disclosure Format   YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,452	$4,687
Accounts receivable, net of allowance of $11 and $7, respectively	272	229
Private placement proceeds receivable	—	2,250
Inventories	297	246
Prepaid expenses and other current assets	156	128

Total current assets	5,177	7,540
Property, plant and equipment, net	57	61
Patents and patents pending, net	970	875

Total assets	$6,204	$8,476

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars)

	June 30, 2005 (unaudited)	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to shareholders	$—	$1,360
Accounts payable	399	491
Accrued liabilities	260	774
Accrued payroll	66	55

Total current liabilities	725	2,680
Commitments and contingencies	—	—
Shareholders’ equity:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series B – 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000,000)	4	4
Series C – 96,230 shares issued and outstanding	1	1
Common stock - $0.001 par value; 95,000,000 shares authorized; 42,367,719 and 28,807,040 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively, and 12,264,158 issuable at December 31, 2004	42	41
Stock options	170	162
Warrants	4,161	4,161
Additional paid-in capital	64,337	64,114
Accumulated deficit	(62,819)	(62,270)
Accumulated other comprehensive loss	(417)	(417)

Total shareholders’ equity	5,479	5,796

Total liabilities and shareholders’ equity	$6,204	$8,476

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Revenues	$555	$433	$1,186	$1,000
Cost of revenues	287	238	573	553

Gross profit	268	195	613	447

Operating expenses:
Research and development	60	62	122	157
Selling, general and administrative	545	534	1,081	990
Foreign legal proceedings	—	102	—	167
Restructuring charges	—	525	—	605

Total operating expenses	605	1,223	1,203	1,919

Operating loss	(337)	(1,028)	(590)	(1,472)
Other income and expenses:
Interest income	44	—	52	—
Financing fees	—	(164)	—	(300)
Other	—	19	—	19
Interest expense	(7)	(20)	(11)	(33)

Total other income and expenses	37	(165)	41	(314)

Loss before income taxes	(300)	(1,193)	(549)	(1,786)
Income taxes	—	—	—	—

Net loss	(300)	(1,193)	(549)	(1,786)
Other comprehensive income/(loss)
Foreign currency translation adjustment	—	—	—	(34)

Comprehensive loss	$(300)	$(1,193)	$(549)	$(1,820)

Net loss per common share – basic and diluted	$(0.01)	$(0.04)	$(0.01)	$(0.07)

Weighted average number of shares used in computation – basic and diluted	42,241,523	26,631,274	41,935,199	26,588,569

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended
	June 30, 2005 (unaudited)	June 30, 2004 (unaudited)
Cash flows from operating activities:
Net loss	$(549)	$(1,786)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	38	98
Common stock and stock options issued for services	8	47
Accrued interest paid by issuance of stock	83	—
Amortization of deferred financing costs	—	300
Changes in assets and liabilities:
Accounts receivable	(43)	53
Inventories	(51)	(23)
Other current assets	(28)	2
Accounts payable	(92)	27
Accrued payroll and accrued liabilities	(495)	457

Net cash provided by (used for) operating activities	(1,129)	(825)
Cash flows from investing activities:
Purchases of equipment	(6)	(16)
Additions to other assets	(131)	(150)

Net cash provided by (used for) investing activities	(137)	(166)
Cash flows from financing activities:
Short-term borrowings with warrants attached, net of deferred financing charges	—	486
Increase (repayment) of short-term borrowings	(1,200)	1,200
Proceeds from issuance of stock and warrants attached, net of financing charges	1,958	—
Proceeds from employee stock purchase	239	—
Proceeds from exercise of stock options	34	50

Net cash provided by financing activities	1,031	1,736
Effect of exchange rate changes on cash	—	(2)

Net increase (decrease) in cash and cash equivalents	(235)	743
Cash and cash equivalents - beginning of period	4,687	372

Cash and cash equivalents - end of period	$4,452	$1,115

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(continued)

	Six Months Ended
	June 30, 2005 (unaudited)	June 30, 2004 (unaudited)
Supplemental cash flow disclosures:
Interest paid	$22	$—
Income taxes paid	$—	$—
Non-cash investing and financing:
Issuance of common stock for services	$—	$25
Debt discount on convertible bridge loans	$—	$570
Common stock issued for debt	$160	$—
Accrued interest paid by issuance of common stock	$83	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-KSB/A for the period ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

As of June 30, 2005, the Company’s raw materials, work in process and finished goods inventories totaled approximately $90,000, $65,000 and $142,000, respectively.

3.	EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted loss per share is computed by dividing the net loss by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming the exercise of stock options to purchase 1,400,286 shares and the conversion of stock purchase warrants to purchase 15,927,833 shares. Utilizing the treasury stock method as of June 30, 2005, these possible dilutive issuances would have resulted in approximately 720,000 common stock equivalents being considered for additional dilution. In this case, diluted net loss per share is the same as basic net loss per share as the inclusion of the common stock equivalents would be anti-dilutive.

4.	SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2005, 12,264,158 shares were issued that were identified as issuable at December 31, 2004. In addition, 237,166 shares of common stock were issued to employees upon the exercise of stock options; 600,000 shares of common stock were purchased by an employee at $0.40 per share, pursuant to the terms of an employment agreement; and 459,355 shares of common stock were issued for cancellation of a note payable and accrued interest.

5.	STOCK-BASED COMPENSATION

The Company accounts for stock issued for compensation in accordance with Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this standard compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date.

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by APB 25, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company follows the fair valued based method for non-employee awards and has elected to continue to apply the provisions of APB 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months ended June 30,
	2005	2004
Net loss:
As reported	$(300,000)	$(1,193,000)
Stock based compensation determined under the fair value based method	(41,000)	(111,000)

Pro forma	$(341,000)	$(1,304,000)

Net loss per share – basic and diluted:
As reported	$(0.01)	$(0.04)
Pro forma	$(0.01)	$(0.05)

	Six months ended June 30,
	2005	2004
Net loss:
As reported	$(549,000)	$(1,786,000)
Stock based compensation determined under the fair value based method	(89,000)	(124,000)

Pro forma	$(638,000)	$(1,910,000)

Net loss per share – basic and diluted:
As reported	$(0.01)	$(0.07)
Pro forma	$(0.02)	$(0.07)

6.	AXONYX LOAN

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

In December 2004, the Company raised net proceeds of approximately $6,100,000 in a private placement of its common stock. In January 2005, per terms of the Axonyx Loan, the Company repaid to Axonyx the full amount of the loan plus interest due.

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

As of June 30, 2005, the Company had net deferred tax assets of approximately $12,550,000. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the periods ended June 30, 2005 and 2004, there were no reductions in this valuation allowance.

9.	COMMITMENTS AND CONTINGENCIES

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

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding: (i) our intention to provide a more effective diagnostic predictor test for patients at risk of cardiac events, and to submit this product for FDA diagnostic approval and subsequently for commercial launch by the first quarter of 2006; (ii) our plans to conduct collaborative research to design an oxidative stress paradigm to diagnose the early onset of potentially fatal human and animal diseases; (iii) our intention to attempt to develop diagnostic biomarkers that can identify at an early stage the presence of a disease state, distinguish which patients are most suited for a particular drug, and provide feedback to the physician on how well the drug is working; (iv) our intention to pursue the development of Ergothioneine as a nutraceutical supplement that can be sold over the counter; (v) our belief that the $6,500,000 in additional capital received in the form of private placement of equity will allow us to continue operating in accordance with our current plans for 2005, and sustain our development plans with respect to our cardiac predictor product, diagnostic biomarkers and Ergothioneine as a nutraceutical supplement; (vi) our expectation that our research and development expenses will increase significantly as we attempt to develop potential products; (vii) our expectation to have smaller losses in 2005; (viii) our expectation that restructuring charges will not be recurring expenses; and (ix) our belief that we are in reasonable compliance with best practices.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, the following: (1) we may not be able to obtain necessary financing; (2) the cost of complying with the regulatory requirements related to being listed on a stock exchange in France may exceed expectations; (3) Axonyx holds the voting power to influence matters affecting us, and such concentration of voting power could have the effect of delaying, deterring or preventing a change of control; (4) uncertainties exist relating to issuance, validity and ability to enforce and protect patents, other intellectual property and certain proprietary information; (5) the potential for patent-related litigation expenses and other costs resulting from claims asserted against us or our customers by third parties; (6) our products may not meet product performance specifications; (7) new products may be unable to compete successfully in either existing or new markets; (8) availability and future costs of materials and other operating expenses; (9) weakness in the global economy and changing market conditions, together with general economic conditions affecting our target industries, could cause the our operating results to fluctuate; (10) the risks involved in international operations and sales; and (11) disclosure controls cannot prevent all error and all fraud. For a more detailed explanation of such risks, please see “Factors That May Affect Future Operating Results” below. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-KSB/A, filed with the SEC on June 16, 2005 (SEC File No. 000-08092).

General

The Company is a biopharmaceutical/nutraceutical company engaged in the development of research assays, diagnostics, nutraceutical and therapeutic products, which include new technologies applicable to conditions and/or diseases associated with oxidative stress.

We market diagnostic assays and fine chemicals to research laboratories and other customers. Our biopharmaceutical and nutraceutical discovery and research efforts are focused on new drugs and compounds to treat diseases associated with tissue damage from free radicals and reactive oxygen species. We derive revenues primarily from sales of research assays, as well as fine chemicals such as Ergothioneine to researchers and the cosmetics industry. Our diagnostic products include twenty-five assays to measure markers of oxidative stress.

Our current plans include a new focus on the areas of clinical cardiac-predictor testing, biomarker research and the nutraceutical marketplace. We are pursuing the development of a cardiovascular predictor product intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur. We are developing this product through the combination of our myeloperoxidase assay with other assays currently in-house (as well as with other assays under development). Our current plan is to commercialize the OXIS cardiac predictor test(s) by the first quarter of 2006, and submit for United States Food and Drug Administration (“FDA”) diagnostic approval later in 2006.

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

Additional capital that will be allocated to fund these plans was received in the form of a private placement of equity on December 30, 2004(which closed on January 6, 2005) in the amount of $6,500,000 in the aggregate. We believe that these funds will allow the Company to continue operating in accordance with its current plans for at least the next twelve months. However, if we determine to engage in further development and commercialization programs with respect to our antioxidant therapeutic technologies, oxidative stress assays, or other currently unidentified opportunities, or acquire additional technologies or businesses, additional capital may be required.

Throughout the first ten weeks of 2004, Axonyx acquired approximately 52.4% of our outstanding voting stock. Axonyx holdings subsequently were decreased to approximately 34% following a private placement of equity at December 30, 2004 (which closed on January 6 2005).

During the first quarter of 2005 we succeeded in engaging Steven T. Guillen as our Chief Executive Officer, and are currently seeking suitable new candidates for the position of Chief Financial Officer and other key management positions within the Company.

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

Intellectual Property License Fees – We recognize license fee revenue for licenses of the Company’s intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. We consider all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. In certain licensing arrangements, there is a minimum guarantee recognized upon transfer of the license when collectibility is reasonably assured, unless we have continuing obligations for which fair value cannot be established and the amount of the variable fee is in excess of the guaranteed minimum recognized as revenue.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

Revenues

Our revenues for the quarters ended June 30, 2005 and 2004 were as follows:

	2005	2004
Research assays and fine chemicals	$555,000	$433,000
Other	—	—

	$555,000	$433,000

Our revenue for the second quarter of 2005 was $555,000, an increase of $122,000 (or 28%) compared to our $433,000 in revenue for the second quarter of 2004. This increase was comprised of a $76,000 increase in sales to U.S. and foreign distributors, and a $46,000 increase in sales to other customers. Further, the $122,000 increase in sales included approximately $40,000 (or 33%) attributed to price increases over the previous year’s second quarter and $82,000 (or 67%) attributed to increased sales volumes.

Costs and Expenses

Cost of revenue as a percentage of revenue for the second quarter of 2004 was 55%, and decreased to 52% for the second quarter of 2005. This decrease in costs of 3% is due primarily to the increase in sales during the first quarter of 2005 over the same period of 2004 without a corresponding increase in costs. Our manufacturing capacity was not fully utilized during the second quarter of 2004. During the second quarter of 2005, we more fully utilized our manufacturing capacity (generating additional revenue in doing so) without incurring significant additional costs except for the direct cost of materials.

Gross profit for the second quarter of 2004 was $195,000, or 45% of revenue, compared to the second quarter of 2005 of $268,000, or 48% of revenue. The increase in gross profit is primarily due to the increase in sales between the second quarter of 2005 and the second quarter of 2004, without a corresponding increase in costs. We had available manufacturing capacity that we utilized in 2005 without significantly increasing costs except for direct material costs.

Research and development expenses decreased from $62,000 in 2004, to $60,000 in 2005. Research and development expense is expected to increase significantly in the coming year due to the cost of developing the cardiac predictor program.

Selling, general and administrative expenses increased by $11,000 from $534,000 in the second quarter of 2004 to $545,000 during the second quarter of 2005.

Foreign legal proceedings during the second quarter of 2004 were related to French securities laws and the securities regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, an exchange on which the Company’s shares are listed. Costs associated with the AMF proceedings included legal expenses of $40,000 and fines imposed by the AMF of $62,000. As of December 31, 2004, the Company recorded approximately $183,000 related to the defense and settlement of the investigation, including foreign legal expenses of $121,000 and fines imposed by the AMF of $62,000. In a related legal proceeding before French judicial authorities, the Company incurred additional legal expenses and paid an additional approximately $11,600 in settlement of any obligation to pay fines. Although the Company is not as of the date of this Report aware of any pending AMF allegations, in the event the AMF would make additional allegations against the Company or in the event that the Company would be required to answer additional charges in French legal proceedings, the Company may incur further substantial costs and fines.

Restructuring charges during the second quarter of 2004 of $525,000 are related to the Axonyx change of control including legal ($116,000), management consulting ($34,000), travel ($8,000), executive search ($22,000) and severance expenses ($345,000) which are not expected to be recurring expenses.

Financing Fees

We paid finders’ fees and professional fees of approximately $85,000 in connection with the closing of a $570,000 convertible bridge loan financing in January 2004. These fees were being amortized over the life of the loan. In addition, $164,000 had been charged for the amortization of the debt discount on the convertible bridge loan during the second quarter of 2004.

Net Loss

We experienced a loss in the second quarter of 2005 of $300,000 ($0.01 per share-basic and diluted) which was $893,000 less than the $1,193,000 ($0.04 per share-basic and diluted) net loss for the second quarter of 2004. The decrease in the net loss is primarily due to increased gross profit of $73,000; reduced foreign legal proceedings and restructuring costs of $627,000 and reduced financing fees of $164,000.

We expect to have smaller losses in 2005 but can give no assurance as to when and if we will become profitable. These losses and expenses may increase and fluctuate from quarter to quarter as we expand our development activities. There can be no assurance that we will achieve profitable operations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

Revenues

Our revenues for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
Research assays and fine chemicals	$1,186,000	$1,000,000
Other	—	—

	$1,186,000	$1,000,000

Our revenue for the first half of 2005 was $1,186,000, an increase of $186,000 (or 19%) compared to our $1,000,000 in revenue for the first half of 2004. This increase was comprised of a $147,000 increase in sales to U.S. and foreign distributors, and a $39,000 increase in sales to other customers. Further, the $186,000 increase in sales included approximately $110,000 (or 59%) attributed to price increases over the previous year’s second quarter and $76,000 (or 41%) attributed to increased sales volumes.

Costs and Expenses

Cost of revenue as a percentage of revenue for the first half of 2004 was 55%, and decreased to 48% for the first half of 2005. This decrease in costs of 7% is due primarily to the increase in sales during the first six months of 2005 over the same period of 2004 without a corresponding increase in costs. Our manufacturing capacity was not fully utilized during the first six months of 2004. During the same period of 2005, we more fully utilized our manufacturing capacity (generating additional revenue in doing so) without incurring significant additional costs, except for the direct cost of materials.

Gross profit for the first six months of 2004 was $447,000, or 45% of revenue, compared to the first six months of 2005 of $613,000, or 52% of revenue. The increase in gross profit is primarily due to the increase in sales between the first half of 2005 and the first half of 2004 without a corresponding increase in costs. We had available manufacturing capacity that we utilized in 2005 without significantly increasing costs, except for direct material costs.

Research and development expenses decreased from $157,000 in 2004, to $122,000 in 2005. Research and development expense is expected to increase significantly in the coming year due to the cost of developing the cardiac predictor program.

Selling, general and administrative expenses were $1,081,000 during the first half of 2005, compared to $990,000 in the first half of 2004, an increase of $91,000. This increase is primarily due to increased legal and consulting expenses of $215,000, partially offset by a reduction of expenditures for the cardiac program ($24,000) and the cancellation of the animal health profiling program ($102,000). Expenses for the cardiac program are expected to increase during the remainder of 2005.

Foreign legal proceedings during the first six months of 2004 were related to French securities laws and the securities regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, an exchange on which the Company’s shares are listed. Costs associated with the AMF proceedings included legal expenses of $105,000 and fines imposed by the AMF of $62,000. As of December 31, 2004, the Company recorded approximately $183,000 related to the defense and settlement of the investigation, including foreign legal expenses of $121,000 and fines imposed by the AMF of $62,000. In a related legal proceeding before French judicial authorities, the Company incurred additional legal expenses and paid an additional approximately $11,600 in settlement of any obligation to pay fines. Although the Company is not as of the date of this Report aware of any pending AMF allegations, in the event the AMF would make additional allegations against the Company or in the event that the Company would be required to answer additional charges in French legal proceedings, the Company may incur further substantial costs and fines.

Restructuring charges during the first half of 2004 of $605,000 are related to the Axonyx change of control including legal ($196,000), management consulting ($34,000), travel ($8,000), executive search ($22,000) and severance expenses ($345,000) which are not expected to be recurring expenses.

Financing Fees

The Company paid the finders’ fees and professional fees of approximately $85,000 in connection with the closing of a $570,000 convertible bridge loan financing in January 2004. These fees are being amortized over the life of the loan. Total amortization of the debt discount on the convertible bridge loans and the related fees were approximately $307,000 for the six months ended June 30, 2004.

Net Loss

We experienced a loss in the first half of 2005 of $549,000 ($0.01 per share-basic and diluted) which was $1,271,000 less than the $1,820,000 ($0.07 per share-basic and diluted) net loss for the first half of 2004. The decrease in the net loss is primarily due to increased gross profit of $166,000; reduced foreign legal proceedings and restructuring costs of $772,000 and reduced financing fees of $300,000, partially offset by increased selling, general and administrative costs.

We expect to have smaller losses in 2005 but can give no assurance as to when and if we will become profitable. These losses and expenses may increase and fluctuate from quarter to quarter as we expand our development activities. There can be no assurance that we will achieve profitable operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our working capital decreased during the first six months of 2005 by $408,000, from $4,860,000 at December 31, 2004, to $4,452,000 at June 30, 2005. The decrease in working capital resulted primarily from the net loss of $549,000 adjusted for depreciation and amortization of $38,000, and an investment in equipment and patents of $137,000.

Cash and cash equivalents decreased from $4,687,000 at December 31, 2004, to $4,452,000 at June 30, 2005. This decrease of $235,000 is primarily the result of $2,250,000 in receipt of proceeds in January 2005 from the closing of the 2004 year-end private placement, partially offset by the repayment of short-term notes and interest payable ($1,222,000), cash used for operations ($1,212,000) and investments in equipment and patents ($137,000).

We believe we have sufficient capital resources to sustain our operations for at least twelve months. However, if we determine to engage in further development and commercialization programs with respect to our antioxidant therapeutic technologies, oxidative stress assays or other currently unidentified opportunities, or acquire additional technologies or businesses, additional capital may be required.

The Company has incurred losses in each of the last six years. As of June 30, 2005, the Company has an accumulated deficit of $62,819,000. The Company expects to incur operating losses for the foreseeable future. Although the Company has sufficient cash to fulfill its 2005 operating plans, it needs to raise additional capital to complete the Company’s contemplated drug development programs and no assurances can be given that the Company will be able to raise such capital on terms favorable to the Company or at all. The unavailability of additional capital could cause the Company to cease or curtail its operations and/or delay or prevent the development and marketing of the Company’s existing and potential products.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and others are discussed elsewhere in this report or in the Company’s Annual Report on Form 10-KSB/A for the period ended December 31, 2004.

Risks Related to Our Business.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Report.

We will need additional financing in order to complete our development and commercialization programs.

As of June 30, 2005, we had an accumulated deficit of approximately $62,819,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The unavailability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

Our future capital requirements will depend on many factors including the following:

•	continued scientific progress in our research and development programs and the commercialization of additional products;

•	the cost of our research and development and commercialization activities and arrangements, including sales and marketing;

•	the costs associated with the scale-up of manufacturing;

•	the success of pre-clinical and clinical trials;

•	the establishment of and changes in collaborative relationships;

•	the time and costs involved in filing, prosecuting, enforcing and defending patent claims;

•	the time and costs required for regulatory approvals;

•	the acquisition of additional technologies or businesses;

•	technological competition and market developments; and

•	the cost of complying with the requirements of the AMF in France.

We have not determined whether we will attempt to raise additional capital within the next twelve to eighteen months to fund certain development and commercialization programs. We believe that our current capital resources are sufficient to sustain operations and our development programs with respect to our cardiovascular predictor product, diagnostic biomarkers and Ergothioneine as a nutraceutical supplement. We have granted a licensee exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. The licensee is responsible for worldwide product development programs with respect to licensed compounds. Due to the lack of financial resources, we ceased further testing of BXT-51072 but continue to review the possibility of further developing applications for BXT-51072 and related compounds outside of the areas defined in the license. However, further development and commercialization of antioxidant therapeutic technologies, oxidative stress assays or currently unidentified opportunities, or the acquisition of additional technologies or businesses, may require additional capital. The fact that further development and commercialization of a product or technology would require us to raise additional capital, would be an important factor in our decision to engage in such further development or commercialization. No assurances can be given that we will be able to raise such funds in the future on terms favorable to us, or at all.

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

One impact of such changes in our officers and directors has been to delay our sales promotions in the research assay market and in the development of Ergothioneine market opportunities. Further, we narrowed our strategic focus to concentrate resources, including discontinuing the Animal Health Profiling program. There can be no assurances that these changes will not cause further disruptions in, or otherwise adversely affect, our business and results of operations.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. While we had interim Chief Executive Officers in place, we deferred the hiring of other senior management personnel in order to allow a newly-engaged full time Chief Executive Officer to assist in the selection and training of such key personnel. While we have succeeded in engaging Steven T. Guillen as our Chief Executive Officer, we cannot predict whether we will be successful in finding suitable new candidates for the position Chief Financial Officer and other key management positions within the Company. While we have entered into a letter agreement of employment with Mr. Guillen, he is free to terminate his employment “at will.” Further, we cannot predict whether Mr. Guillen will be successful in his new role as our Chief Executive Officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new Chief Executive Officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. The Company does not have any key employee life insurance policies with respect to any of its officers.

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

Our future profitability is uncertain.

We cannot predict our ability to reduce our costs or achieve profitability. Our research and development expenses are expected to increase as we attempt to develop potential products. As evidenced by the substantial net losses during 2004 and during the first half of 2005, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitable operations. We believe we have sufficient cash resources to sustain our operations for at least twelve months. However, if we determine to engage in further development and commercialization programs with respect to our antioxidant therapeutic technologies, oxidative stress assays or other currently unidentified opportunities, or acquire additional technologies or businesses, additional capital may be required.

We have no biopharmaceutical or clinical diagnostic products available for sale and we may never be successful in developing products suitable for commercialization.

All of our biopharmaceutical and clinical diagnostic candidates are at an early stage of development and all of such therapeutic and clinical diagnostic candidates will require expensive and lengthy testing and regulatory clearances. None of our therapeutic or clinical diagnostic candidates have been approved by regulatory authorities. We have no therapeutic or clinical diagnostic products available for sale and we may not have any products commercially available for several years, if at all. There are many reasons we may fail in our efforts to develop our therapeutic and clinical diagnostic candidates, including:

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

Our future success may depend in part upon the results of clinical trials designed to assess the safety and efficacy of our potential products. We do not have substantial experience in developing and running clinical trials. The completion of clinical trials often depends significantly upon the rate of patient enrollment, and our expense levels will vary depending upon the rate of enrollment. In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and is difficult to predict. The expenses associated with each phase of development depend upon the design of the trial. The design of each phase of trials depends in part upon results of prior phases, and additional trials may be needed at each phase. As a result, the expense associated with future phases cannot be predicted in advance. Further, if we undertake clinical trials, we may decide to terminate or suspend ongoing trials. Failure to comply with extensive FDA regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future.

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

Axonyx holds the voting power to influence matters affecting us.

Axonyx owns approximately 33.0% of our issued and outstanding stock. In addition, Marvin Hausman is a member of the Board of Directors of Axonyx and is the Chairman of the Board and acting Chief Financial Officer of the Company, and S. Colin Neill, the Chief Financial Officer of Axonyx, is a member of the Board of Directors and Secretary of the Company. Given these circumstances, Axonyx may influence our business direction and policies, and, thus, may have the ability to control certain material decisions affecting us. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested shareholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested shareholder can receive benefits from our assets. These provisions could complicate or prohibit certain transactions (including a financing transaction between the Company and Axonyx), or limit the price that other investors might be willing to pay in the future for shares of our common stock.

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

Our revenues and operating results may fluctuate due in part to factors that are beyond our control and which we cannot predict. Material shortfalls in revenues will materially adversely affect our results and may cause us to experience losses. In particular, our revenue growth and profitability depend on sales of our research assays and fine chemicals. Factors that could cause sales for these products and other products to fluctuate include:

•	an inability to produce products in sufficient quantities and with appropriate quality;

•	an inability to obtain sufficient raw materials;

•	the loss of or reduction in orders from key customers;

•	variable or decreased demand from our customers;

•	the receipt of relatively large orders with short lead times;

•	our customers’ expectations as to how long it takes us to fill future orders;

•	customers’ budgetary constraints and internal acceptance review procedures;

•	there may be only a limited number of customers that are willing to purchase our research assays and fine chemicals;

•	a long sales cycle that involves substantial human and capital resources; and

•	potential downturns in general or in industry specific economic conditions.

Each of these factors has impacted, and may in the future impact, the demand for and availability of our products and our quarterly operating results. For example, due to the unavailability of beef liver as a source for bSOD we were unable to sell any bSOD during 2004, as compared to sales of $562,000 in 2003. We do not anticipate this source becoming available again within the foreseeable future and do not anticipate any revenues from sales of this product in the foreseeable future. In addition, a decrease in the demand for our Ergothioneine product resulted in a reduction of sales of Ergothioneine to $87,000 in 2004, compared to $333,000 in 2003. We cannot predict with any certainty our future sales of Ergothioneine.

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

Our involvement in any litigation, interference or other administrative proceedings could cause us to incur substantial expense and could significantly divert the efforts of our technical and management personnel. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. An adverse determination in a judicial or administrative proceeding, or a failure to obtain necessary licenses, may restrict or prevent us from manufacturing and selling our products. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes could materially harm our business, financial condition and results of operations.

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

Our shares of common stock are currently traded on the Over the Counter Bulletin Board (“OTCBB”). Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on December 31, 2004, the volume of our common stock traded on any given day ranged from 0 to 542,342 shares. Moreover, during that period, our common stock traded as low as $0.32 per share and as high as $0.90 per share, a 281.25% difference. This may impact an investor’s decision to buy or sell our common stock. As of June 30, 2005 there were approximately 5,500 holders of our common stock. Factors affecting our stock price include:

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

In addition, the 12,264,158 outstanding shares of our common stock, and the 12,877,366 shares of our common stock that are issuable upon exercise of warrants, we issued in the private placement of equity that closed on January 6, 2005 have been registered with the United States Securities & Exchange Commission (“SEC”) and may be sold into the market . We cannot control when and in what quantities the selling shareholders will choose to sell shares of our common stock and such sales may cause the price of our common stock to decline.

Our common stock may be subject to “penny stock” rules which may be detrimental to investors.

Our common stock may be, or may become, subject to the regulations promulgated by the SEC for “penny stock”. SEC regulation relating to penny stock is presently evolving, and the OTCBB may react to such evolving regulation in a way that adversely affects the market liquidity of our common stock. Penny stock currently includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements may adversely affect the market liquidity of our common stock.

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

We are required to pay fees and expenses incident to the registration with the SEC of the shares issued in the private placement of equity which closed on January 6, 2005 and maintain adequate disclosure in connection with such registration, including updating prospectuses. These expenses may be significant in relation to our revenues. We have also agreed to indemnify such selling shareholders against losses, claims, damages and liabilities arising out of relating to any misstatements or omissions in the Company’s registration statement and related prospectuses, including liabilities under the Securities Act. In the event such a claim is made in the future, such losses, claims, damages and liabilities arising therefrom could be significant in relation to our revenues.

Item 3.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 23, 2005, the Company entered into a Conversion Agreement with Equitis Entreprise, a French société par actions simplifiée (“Equitis”), pursuant to which Equitis has converted a promissory note originally issued by the Company on April 9, 1997 to Finovelec, a French société anonyme and subsequently transferred to Equitis, representing $243,458.63 in aggregate debt of the Company (the “Amount Owed”), at a conversion price of $0.53 per share of the Company’s Common Stock, into an aggregate of 459,355 shares of Common Stock. The Amount Owed consisted of $160,000 in principal debt, $4,800 in loan origination fees and $78,658.63 in accrued and unpaid interest at 8% per annum for the period of April 1, 1999 through May 23, 2005. The issuance of the 459,355 shares of Common Stock to Equitis was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

At the Company’s 2005 Annual Meeting of Shareholders held on June 22, 2005 (“2005 Shareholders Meeting”), the Company’s shareholders elected the following persons to Company’s Board of Directors:

Name	Common Shares FOR	Common shares WITHHELD	Series B Preferred FOR*	Series B Preferred WITHHELD*	Series C Preferred FOR*	Series C Preferred WITHHELD*
Steven T. Guillen	29,783,938	301,765	85,678	0	0	21,546
Marvin S. Hausman	29,755,758	329,945	85,678	0	0	21,546
S. Colin Neill	29,750,758	334,945	85,678	0	0	21,546
Timothy C. Rodell	30,033,598	52,105	85,678	0	0	21,546

*	In equivalent common votes.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits - See Exhibit Index on page 33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

August 15, 2005	By	/s/ Steven T. Guillen
Steven T. Guillen
President and Chief Executive Officer

August 15, 2005	By	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.a	Agreement Between the Company and Timothy C. Rodell date July 31, 2005*

31.a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Form 8-K Current Report filed on August 4, 2005.