Form 10QSB
period 2005-09-30
OXIS INTERNATIONAL INC
filed 2005-11-14
CIK 109657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 0-8092

OXIS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1620407
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6040 N. Cutter Circle, Suite 317, Portland, Oregon	97217
(Address of principal executive offices)	(Zip Code)

(503) 283-3911
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2005, there were 42,538,397 of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format YES ☐    NO ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,845	$4,687
Accounts receivable, net of allowance of $5 and $7, respectively	297	229
Private placement proceeds receivable	—	2,250
Inventories	289	246
Prepaid expenses and other current assets	119	128
Total current assets	4,550	7,540
Property, plant and equipment, net	68	61
Patents and patents pending, net	995	875
Deferred acquisition costs	88	—
Total assets	$5,701	$8,476

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands of dollars)
	September 30, 2005 (unaudited)	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to shareholders	$—	$1,360
Accounts payable	334	491
Accrued liabilities	154	774
Accrued payroll	51	55
Total current liabilities	539	2,680
Commitments and contingencies	—	—
Shareholders’ equity:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series B - 0 and 428,389 shares issued and outstanding (aggregate liquidation preference of $1,000,000) at September 30, 2005 and December 31, 2004, respectively	—	4
Series C - 96,230 shares issued and outstanding	1	1
Common stock - $0.001 par value; 95,000,000 shares authorized; 42,538,397 and 28,807,040 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively, and 12,264,158 issuable at December 31, 2004	42	41
Stock options	170	162
Warrants	4,161	4,161
Additional paid-in capital	64,342	64,114
Accumulated deficit	(63,137)	(62,270)
Accumulated other comprehensive loss	(417)	(417)
Total shareholders’ equity	5,162	5,796
Total liabilities and shareholders’ equity	$5,701	$8,476

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands of dollars, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Product revenues	$532	$504	$1,718	$1,504
License revenues	—	450	—	450
Total revenue	532	954	1,718	1,954
Cost of product revenues	333	282	906	835
Gross profit	199	672	812	1,119

Operating expenses:
Research and development	69	43	191	200
Selling, general and administrative	470	469	1,551	1,459
Foreign legal proceedings	—	16	—	183
Restructuring charges	—	—	—	605
Total operating expenses	539	528	1,742	2,447

Operating income (loss)	(340)	144	(930)	(1,328)

Other income and expenses:
Other income	—	—	—	—
Interest income	22	1	74	1
Financing fees	—	(164)	—	(464)
Other	—	—	—	19
Interest expense	—	(34)	(11)	(67)
Total other income and expenses	22	(197)	63	(511)

Loss before income taxes	(318)	(53)	(867)	(1,839)

Income taxes	—	—	—	—

Net loss	(318)	(53)	(867)	(1,839)
Other comprehensive income (loss) Foreign currency translation adjustment	—	2	—	(32)

Comprehensive loss	$(318)	$(51)	$(867)	$(1,871)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.07)

Weighted average number of shares used in computation - basic and diluted	42,438,261	26,739,887	42,104,110	26,654,218

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
	Nine Months Ended
	September 30, 2005 (unaudited)	September 30, 2004 (unaudited)
Cash flows from operating activities:
Net loss	$(867)	$(1,839)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	58	129
Common stock and stock options issued for services	8	47
Accrued interest paid by issuance of stock	83	—
Amortization of deferred financing costs	—	464
Changes in assets and liabilities:
Accounts receivable	(68)	(119)
Inventories	(43)	(59)
Other current assets	9	19
Accounts payable	(157)	(73)
Accrued liabilities and other	(615)	339
Net cash used for operating activities	(1,592)	(1,092)

Cash flows from investing activities:
Purchases of equipment	(22)	(24)
Additions to other assets	(171)	(240)
Net cash provided by (used for) investing activities	(193)	(264)

Cash flows from financing activities:
Short-term borrowings with warrants attached, net of deferred financing charges	—	486
Increase (repayment) of short-term borrowings	(1,200)	1,200
Proceeds from issuance of stock and warrants attached, net of financing charges	1,948	—
Expenses relating to business acquisitions	(88)	—
Proceeds from employee stock purchase	239	—
Proceeds from exercise of stock options	44	80
Net cash provided by financing activities	943	1,766

Effect of exchange rate changes on cash	—	4

Net increase (decrease) in cash and cash equivalents	(842)	414

Cash and cash equivalents - beginning of period	4,687	372

Cash and cash equivalents - end of period	$3,845	$786

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands of dollars)

	Nine Months Ended
	September 30, 2005 (unaudited)	September 30, 2004 (unaudited))
Supplemental cash flow disclosures:
Interest paid	$22	$—
Income taxes paid	$—	$—
Non-cash investing and financing:
Issuance of common stock for services	$—	$47
Debt discount on convertible bridge loans	$—	$570
Common stock issued for debt	$160	$—
Conversion of preferred stock into common stock	$783	$—
Accrued interest paid by issuance of common stock	$83	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the financial statements of OXIS International, Inc. (“the Company”); accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	LIMITED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are prepared and presented by the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Inventory - The Company maintains an inventory of raw materials, work in process and finished goods. The inventory is valued based upon actual cost under the first-in first-out method. As of September 30, 2005, the Company’s raw materials, work in process and finished goods inventories totaled approximately $80,000, $64,000 and $145,000, respectively.

3.	EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted loss per share is computed by dividing the net loss by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming the exercise of stock options to purchase 1,992,118 shares and the conversion of warrants to purchase 15,927,833 shares.  Utilizing the treasury stock method as of September 30, 2005, these possible dilutive issuances would have resulted in approximately 809,000 common stock equivalents being considered for additional dilution.  In this case, diluted net loss per share is the same as basic net loss per share as the inclusion of the common stock equivalents would be anti-dilutive.

4.	DEFERRED ACQUISITION COSTS

In September 2005, the Company entered into a Stock Purchase Agreement with BioCheck, Inc. (“BioCheck”), a privately held California corporation, and the stockholders of BioCheck pursuant to which the Company has agreed to purchase up to all of the outstanding shares of common stock of BioCheck for an aggregate purchase price of $6 million in cash. Fees related to the Stock Purchase Agreement have been deferred until the acquisition has been completed at which time all related fees will be offset against additional paid in capital; in the event that the acquisition is not consummated all related costs will be offset against expense.

5.	STOCK RELATED TRANSACTIONS

During the nine months ended September 30, 2005, 12,264,158 shares were issued that were identified as issuable at December 31, 2004. In addition, 322,166 shares of common stock were issued to current and former employees upon the exercise of stock options; 600,000 shares of common stock were purchased by an employee at $0.40 per share, pursuant to the terms of an employment agreement; 459,355 shares of common stock were issued for cancellation of a note payable and accrued interest and 85,678 shares of common stock were issued for the conversion and cancellation of all of the outstanding shares of Series B Preferred Stock.

6.	STOCK-BASED COMPENSATION

The Company accounts for stock issued for compensation in accordance with Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this standard, compensation cost is the difference between the exercise price of the option and fair market value of the underlying stock on the grant date.

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by APB 25, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company follows the fair valued based method for non-employee awards and has elected to continue to apply the provisions of APB 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months ended September 30,
	2005	2004
Net loss:
As reported	$(318,000)	$(53,000)
Stock based compensation determined
under the fair value based method	(34,000)	(331,000)
Pro forma	$(352,000)	$(384,000)
Net loss per share - basic and diluted:
As reported	$(0.01)	$(0.00)
Pro forma	$(0.01)	$(0.01)

	Nine months ended September 30,
	2005	2004
Net loss:
As reported	$(867,000)	$(1,839,000)
Stock based compensation determined
under the fair value based method	(124,000)	(455,000)
Pro forma	$(991,000)	$(2,294,000)
Net loss per share - basic and diluted:
As reported	$(0.02)	$(0.07)
Pro forma	$(0.02)	$(0.09)

7.	AXONYX LOAN

On June 1, 2004, the Company secured a $1,200,000 loan from its then majority shareholder, Axonyx Inc. (the “Axonyx Loan”). To evidence the Axonyx Loan, the Company issued to Axonyx a one-year secured promissory note. The Axonyx Loan accrued interest at 7% per annum, payable quarterly.

The Company’s indebtedness under the promissory note was due and payable on May 31, 2005. However, under the terms of the promissory note, if the Company completed an equity or convertible debt financing approved by Axonyx, which resulted in net proceeds to the Company of at least $2,000,000, the Company’s indebtedness under the Axonyx Loan would become immediately due and payable.

In December 2004, the Company raised net proceeds of approximately $6,100,000 in a private placement of its common stock. In January 2005, per the terms of the Axonyx Loan, the Company repaid to Axonyx the full amount of the loan plus accrued interest.

8.	INCOME TAXES

As of September 30, 2005, the Company had net deferred tax assets of approximately $12,550,000. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the periods ended September 30, 2005 and 2004, there were no reductions in this valuation allowance.

9.	COMMITMENTS AND CONTINGENCIES

Acquisitions - In September 2005 the Company entered into a Stock Purchase Agreement with BioCheck and the stockholders of BioCheck pursuant to which the Company has agreed to purchase up to all of the outstanding shares of common stock of BioCheck for an aggregate purchase price of $6 million in cash. Pursuant to the Stock Purchase Agreement and subject to certain conditions, in an initial closing the Company will purchase not less than fifty one percent of the outstanding shares of common stock of BioCheck from each of the stockholders of BioCheck on a pro rata basis. This initial closing will occur only after certain preconditions are met, including the consummation of a financing transaction by the Company raising sufficient capital to execute the initial closing.

If the Company does not purchase all of the outstanding shares of BioCheck in the initial closing, the Company has agreed to use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price for any BioCheck shares purchased after the initial closing will be increased by an additional 8% per annum from the date of the initial closing through the date of such purchase. If the Company has not purchased all of the outstanding shares of BioCheck within twelve months of the initial closing, the EBITDA (earnings before interest, taxes, depreciation and amortization expenses), if any, of BioCheck, at that point a majority owned subsidiary of the Company, could be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings.

As of September 30, 2005, the initial closing of the acquisition of BioCheck has not occurred and none of the shares of BioCheck have been acquired.

The acquisition of the outstanding shares of BioCheck, if and when it occurs, will require that the Company undertake to merge its operations with those of BioCheck. We may not be able to successfully integrate the BioCheck business into our existing business in a timely and non-disruptive manner, or at all. Further, upon completion of the acquisition, we will likely (i) relocate all core operations of the Company to a facility in Northern California where BioCheck is located and close the Portland facility and (ii) terminate Company employees in connection with the integration of the work force for the two companies. The costs related to this consolidation of operations could equal or exceed $350,000.

10.	SUBSEQUENT EVENTS

On October 28, 2005, the Company entered into a Tenth Amendment to Lease with Rosan, Inc., the landlord of its corporate office premises at 6040 N. Cutter Circle, Suite 317, Portland, Oregon, pursuant to which the lease of the office premises is extended for an additional three months. The lease term is now extended from November 14, 2005 to February 14, 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding: (i) our expectation that, subject to certain conditions, the Company will purchase not less than fifty one percent of the outstanding shares of common stock of BioCheck from each of the stockholders of BioCheck on a pro rata basis in an initial closing to occur only after certain preconditions are met, including the consummation of a financing transaction by the Company raising sufficient capital to execute the initial closing; (ii) our plan that, if the Company does not purchase all of the outstanding shares of BioCheck in the initial closing, the Company will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings; (iii) our expectation that, if the Company has not purchased all of the outstanding shares of BioCheck within twelve months of the initial closing, the EBITDA (earnings before interest, taxes, depreciation and amortization expenses), if any, of BioCheck, at that point a majority owned subsidiary of the Company, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings; (iv) our intent that, upon completion of the BioCheck acquisition, we will likely relocate all core operations of the Company to a facility in Northern California, close the Portland facility and terminate Company employees in connection with the integration of the work force for the two companies; (v) our expectation that, if we do not consummate the BioCheck acquisition, we may reduce our employee workforce, outsource certain Company functions and take other steps intended to reduce costs and improve efficiencies; (vi) our intention to provide a more effective diagnostic predictor test for patients at risk of cardiac events, to submit the OXIS cardiac predictor test(s) for FDA diagnostic approval and to commercialize the OXIS cardiac predictor test(s) during 2006; (vii) our plans to conduct collaborative research to design an oxidative stress paradigm to diagnose the early onset of potentially fatal human and animal diseases; (viii) our intention to attempt to develop diagnostic biomarkers that can identify at an early stage the presence of a disease state, distinguish which patients are most suited for a particular drug, and provide feedback to the physician on how well the drug is working; (ix) our intention to pursue the development of Ergothioneine as a nutraceutical supplement that can be sold over the counter; (x) our belief that the $6,500,000 in additional capital received in the form of private placement of equity will allow us to continue operating in accordance with our current plans for twelve months, and sustain our development plans with respect to our cardiac predictor product, diagnostic biomarkers and Ergothioneine as a nutraceutical supplement; (xi) our expectation that our research and development expenses will increase significantly as we attempt to develop potential products; (xii) our expectation that restructuring charges will not be recurring expenses; and (xiii) our belief that we are in reasonable compliance with best practices.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, the following: (1) we may not be able to obtain sufficient financing to undertake our acquisition of the outstanding shares of BioCheck on terms favorable to us, or at all; (2) we may not be able to successfully integrate the BioCheck business into our existing business in a timely and non-disruptive manner, or at all; (3) if we do not complete our acquisition of BioCheck, we may implement a cost reduction plan that could adversely affect our operations; (4) the cost of complying with the regulatory requirements related to being listed on a stock exchange in France may exceed expectations; (5) Axonyx holds the voting power to influence matters affecting us, and such concentration of voting power could have the effect of delaying, deterring or preventing a change of control; (6) uncertainties exist relating to issuance, validity and ability to enforce and protect patents, other intellectual property and certain proprietary information; (7) the potential for patent-related litigation expenses and other costs resulting from claims asserted against us or our customers by third parties; (8) our products may not meet product performance specifications; (9) new products may be unable to compete successfully in either existing or new markets; (10) availability and future costs of materials and other operating expenses; (11) weakness in the global economy and changing market conditions, together with general economic conditions affecting our target industries, could cause the our operating results to fluctuate; (12) the risks involved in international sales; and (13) disclosure controls cannot prevent all error and all fraud. For a more detailed explanation of such risks, please see “Factors That May Affect Future Operating Results” below. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-KSB/A, filed with the SEC on June 16, 2005 (SEC File No. 000-08092).

General

OXIS International, Inc. (“OXIS”) is a biopharmaceutical/nutraceutical company engaged in the development of research assays, diagnostics, nutraceutical and therapeutic products, which include new technologies applicable to conditions and/or diseases associated with oxidative stress.

We market diagnostic assays and fine chemicals to research laboratories and other customers. Our biopharmaceutical and nutraceutical discovery and research efforts are focused on new drugs and compounds to treat diseases associated with tissue damage from free radicals and reactive oxygen species. We derive revenues primarily from sales of research assays, as well as fine chemicals such as Ergothioneine to researchers and the cosmetics industry. Our diagnostic products include twenty-five assays designed to measure markers of oxidative stress.

Our current plans include a new focus on the areas of clinical cardiac-predictor testing, biomarker research and the nutraceutical marketplace. We are pursuing the development of a cardiovascular predictor product intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur. We are developing this product through the combination of our Myeloperoxidase assay with other assays currently in-house (as well as with other assays under development). Our current plan is to submit for United States Food and Drug Administration (“FDA”) diagnostic approval and to commercialize the OXIS cardiac predictor test(s) during 2006.

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

On September 28, 2004, we entered into an exclusive license and supply agreement with HaptoGuard Inc. relating to our proprietary compound BXT-51072 and related compounds. Under the agreement, HaptoGuard has exclusive worldwide rights, with respect to certain cardiovascular indications only, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. Further, HaptoGuard is responsible for worldwide product development programs with respect to licensed compounds. HaptoGuard paid us upfront license fees aggregating $450,000. The agreement provides that HaptoGuard must pay us royalties, as well as additional fees for the achievement of development milestones in excess of $21 million if all specified milestones are met and regulatory approvals are granted. However, there can be no assurances that royalty payments will result or that milestone payments will be realized.

Due to the lack of financial resources, we ceased further testing of BXT-51072 but continue to review the possibility of further developing applications for BXT-51072 and related compounds outside of the areas defined in the license.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, currency fluctuations, the results of our research and development programs, the timing of regulatory submissions, technological advances, determinations as to commercial viability and the status of competitive products. The focus and direction of our operations will also be dependent on the establishment of collaborative arrangements with other companies, the availability of financing and other factors.

Throughout the first ten weeks of 2004, Axonyx Inc. acquired approximately 52.4% of our outstanding voting stock. Axonyx’s holdings subsequently were diluted to approximately 34% following a private placement of equity at December 30, 2004 (which closed on January 6, 2005).

Recent Activities

During the first quarter of 2005 we engaged Steven T. Guillen as our Chief Executive Officer, and are currently seeking suitable candidates for the vacant position of Chief Financial Officer and other key management positions.

On September 19, 2005, we entered into a Common Stock Purchase with BioCheck, a leading producer of enzyme immunoassay research kits, pursuant to which we agreed to acquire up to all of the outstanding capital stock of privately held BioCheck for an aggregate purchase price of up to $6 million in cash. Subject to the satisfaction of certain conditions, at the initial closing of the transaction, we agreed to purchase not less than 51% of the outstanding BioCheck shares of capital stock. The closing is subject to several contingencies, including our consummation of a financing transaction that will provide us the capital needed to purchase the BioCheck shares. The acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition.

If we do not purchase all of the outstanding shares of BioCheck in the initial closing, we have agreed to use our reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price for any BioCheck shares purchased after the initial closing will be increased by an additional 8% per annum from the date of the initial closing through the date of such purchase. If we have not purchased all of the outstanding shares of BioCheck within twelve months of the initial closing, the EBITDA (earnings before interest, taxes, depreciation and amortization expenses), if any, of BioCheck, at that point a majority owned subsidiary of OXIS, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings.

The acquisition of the outstanding shares of BioCheck, if and when it occurs, will require that we undertake to merge our operations with those of BioCheck. We may not be able to successfully integrate the BioCheck business into our existing business in a timely and non-disruptive manner, or at all. Further, upon completion of the acquisition, we will likely (i) relocate all core operations of the Company to a facility in Northern California and close the Portland facility and (ii) terminate Company employees in connection with the integration of the work force for the two companies. The costs related to this consolidation of operations could equal or exceed $350,000.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. A limited summary of our critical accounting policies are described in Note 2 of the OXIS consolidated financial statements. This summary of our critical accounting policies is presented to assist in understanding our financial statements. All accounting estimates may change because of internal and external factors and when adjustments are adopted. Most of our estimates are based upon historically known data and have remained stable over time. Certain estimates are subject to market place conditions, and are discussed below.

On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of such estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements.

Intellectual Property License Fees - We recognize license fee revenue for our licenses of intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation.

Inventories - Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the products and production requirements. Demand for our products can fluctuate significantly. Factors which could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. Our estimates are based upon our understanding of historical relationships which can change at anytime.

Product sales - We manufacture, or have manufactured on a contract basis, products that are sold to customers. We recognize revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the price is determinable, and collectibility is reasonably assured. Our mix of product sales is substantially at risk to market conditions and demand, which may change at any time.

Patents and trademarks - Our patents and trademarks are stated at cost. The recoverability of patents and trademarks is reevaluated each year based upon management’s expectations relating to the life of the technology and current competitive market conditions. As of December 31, 2004 and 2003, we have recorded $77,000 and $65,000 in amortization expense, respectively, related to our patents, patents pending and trademarks. We are amortizing these costs over the life of the respective patents or trademarks.

Inflation - We do not believe that inflation had a significant impact on our results of operations for the periods presented.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Our revenues for the quarters ended September 30, 2005 and 2004 were as follows:

	2005	2004

Research assays and fine chemicals	$532,000	$504,000
License revenue	—	450,000
	$532,000	$954,000

Total revenues for the three-month period ended September 30, 2005 were $532,000, compared to $954,000 for the same period in 2004, a decrease of $422,000 or approximately 44%. This decrease was due to the $450,000 in license revenue we received pursuant to an exclusive license agreement we entered into in the third quarter of 2004 that did not recur during the third quarter of 2005. There can be no assurances that future milestone events and payments will be realized under the exclusive license agreement or that we will be able to enter into additional future license agreements.

Revenues from sales of research assays and fine chemicals for the three-month period ended September 30, 2005 were $532,000, compared to $504,000 for the same period in 2004, an increased of $28,000, or approximately 6%. This increase was primarily comprised of an increase in sales volumes to U.S. and foreign distributors.

Costs and Expenses

Cost of revenue as a percentage of product revenue for the third quarter of 2004 was 56%, and increased to 63% for the third quarter of 2005. This increase in costs of 7% is due primarily to increased labor costs along with a higher percentage of product sales being from products with lower margins from a year ago.

Gross profit related to product revenues for the third quarter of 2004 was $222,000, or 44% of product revenue, compared to the second quarter of 2005 of $199,000, or 37% of revenue. The decrease in gross profit is primarily due to increased sales of low margin products resulting in higher direct material and labor costs.

Research and development expenses increased from $43,000 in 2004, to $69,000 in 2005. Research and development expense is expected to increase significantly over the next twelve months due to the cost of developing the cardiac predictor program.

Selling, general and administrative expenses increased by $1,000 from $469,000 in the second quarter of 2004 to $470,000 during the second quarter of 2005. There can be no assurance that future expenses will remain at this consistent level.

Foreign legal proceedings during the third quarter of 2004 were related to French securities laws and the securities regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, an exchange on which our shares are listed. Costs associated with the AMF proceedings included legal expenses of $40,000 and fines imposed by the AMF of $62,000. As of December 31, 2004, OXIS recorded approximately $183,000 related to the defense and settlement of the investigation, including foreign legal expenses of $121,000 and fines imposed by the AMF of $62,000. In a related legal proceeding before French judicial authorities, we incurred additional legal expenses and paid an additional approximately $11,600 in settlement of any obligation to pay fines. Although we are not, as of the date of this Report, aware of any pending AMF allegations, in the event the AMF makes additional allegations against us or in the event that we are required to answer additional charges in French legal proceedings, we may incur further substantial costs and fines.

Financing Fees

In connection with the closing of a $570,000 convertible bridge loan financing in January 2004, $164,000 was charged for the amortization of the debt discount on the convertible bridge loan during the third quarter of 2004.

Net Loss

We continued to experience losses in the third quarter of 2005. The third quarter 2005 net loss of $318,000 ($0.01 per share-basic and diluted) was $265,000 more than the $53,000 ($0.00 per share-basic and diluted) net loss for the third quarter of 2004. The increase in the net loss is primarily due to the $450,000 licensing revenue during 2004 that did not reoccur during 2005. Without this licensing revenue, the third quarter 2004 loss would have been $503,000. The decrease in net loss based on the adjusted 2004 loss would have been $185,000, primarily due to decreased foreign legal proceedings and financing activities in 2005.

Our losses and expenses may increase and fluctuate from quarter to quarter as we expand our development activities. There can be no assurance that we will achieve profitable operations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Our revenues for the nine-month periods ended September 30, 2005 and 2004 were as follows:

	2005	2004

Research assays and fine chemicals	$1,718,000	$1,504,000
License revenues	—	450,000
	$1,718,000	$1,954,000

Total revenues for the nine-month period ended September 30, 2005 were $1,718,000, compared to $1,954,000 for the same period in 2004, a decrease of $236,000 or 12%. This overall decrease was due to the $450,000 in license revenue that we received in the third quarter of 2004 pursuant to an exclusive license agreement. There can be no assurances that future milestone events and payments will be realized under the exclusive license agreement or that we will be able to enter into additional future license agreements.

Revenues from product sales for the first nine months of 2005 were $1,718,000, an increase of $214,000 (or approximately 14%) compared to our $1,504,000 in revenue for the first nine months of 2004. This increase was comprised of a $138,000 increase in sales to U.S. distributors, and a $76,000 increase in sales to other customers. Further, the $214,000 increase in sales included approximately $19,000 (or 9%) attributed to price increases over the previous year’s first nine months and $195,000 (or 91%) attributed to increased sales volumes.

Costs and Expenses

Cost of product revenue as a percentage of revenue for the first nine months of 2004 was 56%, and decreased to 53% for the first nine months of 2005. This decrease in costs of 3% is due primarily to the increase in sales during the first nine months of 2005 over the same period of 2004 without a corresponding increase in costs. Our manufacturing capacity was not fully utilized during the first nine months of 2004. During the same period of 2005, we more fully utilized our manufacturing capacity (generating additional revenue in doing so) without incurring significant additional costs, except for the direct cost of materials.

Gross profit for the first nine months of 2005 was $812,000, or 47% of product revenue, as compared to $669,000, or 44% of product revenue, in the first nine months of 2004. The increase in gross profit is primarily due to the increase in sales between the first nine months of 2004 and the first nine months of 2005 without a corresponding increase in costs. We had available manufacturing capacity that we utilized in 2005 without significantly increasing costs, except for direct material costs.

Research and development expenses decreased slightly from $200,000 during the first nine months of 2004, to $191,000 during the first nine months of 2005. Research and development expenses are expected to increase significantly over the next twelve months due to the cost of developing the cardiac predictor program.

Selling, general and administrative expenses were $1,551,000 during the first nine months of 2005, compared to $1,459,000 in the first half of 2004, an increase of $92,000. This increase is primarily due to increased legal ($100,000), consulting ($144,000) and marketing expenses ($46,000), partially offset by a reduction of expenditures for the cardiac program ($68,000) and the cancellation of the animal health profiling program ($141,000).

Foreign legal proceedings during the first nine months of 2004 of $183,000 are related to the AMF proceedings including legal expenses of $121,000 and fines imposed by the AMF of $62,000. In a related legal proceeding before French judicial authorities, we incurred additional legal expenses and paid an additional approximately $11,600 in settlement of any obligation to pay fines. Although we are not, as of the date of this Report, aware of any pending AMF allegations, in the event the AMF would make additional allegations against us or in the event that we would be required to answer additional charges in French legal proceedings, we may incur further substantial costs and fines.

Restructuring charges during the first nine months of 2004 of $605,000 were related to the Axonyx change of control, including legal ($196,000), management consulting ($34,000), travel ($8,000), executive search ($22,000) and severance ($345,000) expenses which are not expected to be recurring expenses.

Financing Fees

We paid finders’ fees and professional fees of approximately $85,000 in connection with the closing of a $570,000 convertible bridge loan financing on January 14, 2004. These fees were amortized over the life of the loan. Total amortization of the debt discount on the convertible bridge loans and the related fees were approximately $464,000 for the nine months ended September 30, 2004 and were amortized through the end of 2004.

Net Loss

We experienced a loss in the first nine months of 2005 of $867,000 ($0.02 per share-basic and diluted) which was $972,000 less than the $1,839,000 ($0.07 per share-basic and diluted) net loss for the first nine months of 2004. The decrease in the net loss is primarily due to reduced costs relating to foreign legal proceedings and restructuring costs of $788,000 and reduced financing fees of $464,000, partially offset by a decrease in gross profit of $307,000 and increased selling, general and administrative costs.

Our losses and expenses may increase and fluctuate from quarter to quarter as we expand our development activities. There can be no assurance that we will achieve profitable operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our working capital decreased during the first nine months of 2005 by $849,000, from $4,860,000 at December 31, 2004, to $4,011,000 at September 30, 2005. The decrease in working capital resulted primarily from the net loss of $549,000 adjusted for depreciation and amortization of $38,000, and an investment in equipment and patent expenses in an aggregate amount of $137,000.

Cash and cash equivalents decreased from $4,687,000 at December 31, 2004, to $3,845,000 at September 30, 2005. This decrease of $842,000 is primarily the result of the repayment of short-term notes and interest payable ($1,222,000), cash used for operations ($1,592,000) and investments in equipment and patents expenses in an aggregate amount of $193,000, partially offset by the receipt of $2,250,000 in receipt of proceeds in January 2005 from the closing of the 2004 year-end private placement.

On January 6, 2005 we closed a private placement in which we received aggregate gross proceeds of $6,500,000. These funds have been allocated to fund our operations, including our research and development plans. We believe that these funds will allow us to continue operating in accordance with our current plans for at least the next twelve months. However, we will need up to $6 million through debt or equity financing in order to complete our acquisition of BioCheck pursuant to our Stock Purchase Agreement dated September 19, 2005. The acquisition of the outstanding shares of BioCheck, if and when it occurs, will require that we undertake to merge our operations with those of BioCheck. This is likely to include consolidation of our respective staffs, our manufacturing facilities, marketing and sales, as well as our research and development activities. At this point the overall net costs of undertaking the merger of operations with BioCheck is uncertain and consequently the impact on the capital resources of the combined company is difficult to determine. Further, if we determine to engage in further development and commercialization programs with respect to our antioxidant therapeutic technologies, oxidative stress assays, or other currently unidentified opportunities, or acquire additional technologies or businesses, additional capital may be required.

We have incurred losses in each of the last six years. As of September 30, 2005, OXIS has an accumulated deficit of $63,137,000. We expect to incur operating losses for the foreseeable future. Although we have sufficient cash to fulfill our 2005 operating plans, we will need to raise additional capital to complete our contemplated product development programs and the acquisition of BioCheck. No assurances can be given that we will be able to raise such capital on terms favorable to us or at all. The unavailability of additional capital could cause us to abandon the acquisition of BioCheck, cease or curtail our operations and/or delay or prevent the development and marketing of our existing and potential products.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OXIS operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and others are discussed elsewhere in this report or in our Annual Report on Form 10-KSB/A for the period ended December 31, 2004.

Risks Related to Our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Report.

We will need to raise additional capital in order to complete our acquisition of the outstanding shares of BioCheck, Inc.

On September 19, 2005 we entered into a Stock Purchase Agreement with BioCheck, Inc. (“BioCheck”) and the stockholders of BioCheck pursuant to which OXIS undertakes to purchase up to all of the outstanding shares of common stock of BioCheck for an aggregate purchase price of $6 million in cash.

The acquisition of BioCheck will occur only after certain preconditions are met, including our consummation of a financing transaction. The successful acquisition of BioCheck is dependent upon obtaining financing on acceptable terms. No assurances can be given that we will be able to complete such a financing sufficient to undertake our acquisition of the outstanding shares of BioCheck on terms favorable to us, or at all. Any financing that we do undertake to finance the acquisition of BioCheck will likely involve dilution of our common stock if it is an equity financing or will involve the assumption of significant debt by OXIS.

We will need additional financing in order to complete our development and commercialization programs.

As of September 30, 2005, we had an accumulated deficit of approximately $63,137,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The unavailability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

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

We have not determined whether we will attempt to raise additional capital within the next twelve to eighteen months to fund certain development and commercialization programs. We believe that our current capital resources are sufficient to sustain operations and our development programs with respect to our cardiovascular predictor product, diagnostic biomarkers and Ergothioneine as a nutraceutical supplement. We have granted a licensee exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. The licensee is responsible for worldwide product development programs with respect to the licensed compounds.  Due to the lack of financial resources, we ceased further testing of BXT-51072 but continue to review the possibility of further developing applications for BXT-51072 and related compounds outside of the areas defined in the license. However, further development and commercialization of antioxidant therapeutic technologies, oxidative stress assays or currently unidentified opportunities, or the acquisition of additional technologies or businesses, may require additional capital. The fact that further development and commercialization of a product or technology would require us to raise additional capital, would be an important factor in our decision to engage in such further development or commercialization. No assurances can be given that we will be able to raise such funds in the future on terms favorable to us, or at all.

If we complete our acquisition of BioCheck, our business could be materially and adversely affected if we fail to adequately integrate the operations of the two companies.

If we consummate the acquisition of BioCheck as planned (“the Acquisition”) and we do not successfully integrate the operations of the two companies, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. The Acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. Further, upon completion of the Acquisition, we will likely (i) relocate all core operations of the Company to a facility in Northern California where BioCheck is located and close the Portland facility and (ii) terminate Company employees in connection with the integration of the work force for the two companies. Significant costs and expense would be incurred in connection with relocation of our operations and the reduction in our work force.

We may not be able to successfully integrate the BioCheck business into our existing business in a timely and non-disruptive manner, or at all. In addition, the Acquisition may could result in, among other things, substantial charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses and increased general and administrative expenses. Furthermore, the Acquisition may not produce revenues, earnings or business synergies that we anticipate.

In addition, acquisitions in general involve numerous risks, including:

• difficulties in assimilating the operations, technologies, products and personnel of an acquired company;
• risks of entering markets in which we have either no or limited prior experiences;
• the diversion of management’s attention from other business concerns; and
• the potential loss of key employees of an acquired company.

The time, capital management and other resources spent on the Acquisition, if it fails to meet our expectations, could cause our business and financial condition to be materially and adversely affected.

If we do not complete our acquisition of BioCheck, we may implement a cost reduction plan that could adversely affect our operations.

If we do not consummate the Acquisition, we may implement a strategy to reduce our cost structure. In doing so, we may reduce our employee workforce, outsource certain Company functions and take other steps intended to reduce costs and improve efficiencies. Employee terminations and other cost reduction steps may cause us to incur upfront costs and expenses that may be significant. There are no assurances that we will be able to improve efficiencies and function properly following such reductions.

We may experience disruption or may fail to achieve any benefits in connection with the recent changes in executive management and in Board membership.

During the second quarter of 2004, our former chief executive officer retired, and during the third quarter of 2004 our chief operating and financial officer left the employment of our company. As a result, others who had limited experience with OXIS were appointed to serve as acting chief executive officer, acting chief operating officer and acting chief financial officer. The acting chief financial officer is also the chairman of the board of directors and is serving in such capacities without cash compensation and without an employment agreement. On February 28, 2005, the Board appointed Mr. Steven T. Guillen to the positions of president and chief executive officer of OXIS, and as a member of our board. In addition, during 2004 and early 2005, following the acquisition of a then-majority interest in OXIS by Axonyx, eight directors resigned from the board resulting in a four person board. Four out of the five directors currently serving on the board commenced their service on the board during 2004 or 2005.

One impact of such changes has been to delay our sales promotions in the research assay market and in the development of Ergothioneine market opportunities. Further, we narrowed our strategic focus to concentrate resources, including discontinuing the Animal Health Profiling program. There can be no assurances that these changes will not cause further disruptions in, or otherwise adversely affect, our business and results of operations.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. While we had interim chief executive officers in place, we deferred the hiring of other senior management personnel in order to allow a newly-engaged full time chief executive officer to assist in the selection and training of such key personnel. While we have succeeded in engaging Mr. Steven T. Guillen as our president and chief executive officer, we cannot predict whether we will be successful in finding suitable new candidates for the position chief financial officer and other key management positions within OXIS. We have engaged an executive search firm to assist us in the search for, and hiring of, a chief financial officer and chief operating officer. While we have entered into a letter agreement of employment with Mr. Guillen, he is free to terminate his employment “at will.” Further, we cannot predict whether Mr. Guillen will be successful in his new role as our president and chief executive officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new chief executive officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. We do not have any key employee life insurance policies with respect to any of our officers.

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

Our future profitability is uncertain.

We cannot predict our ability to reduce our costs or achieve profitability. Our research and development expenses are expected to increase as we attempt to develop potential products. As evidenced by the substantial net losses during 2004 and during the first nine months of 2005, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitable operations.

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

Our future success may depend in part upon the results of clinical trials designed to assess the safety and efficacy of our potential products. We do not have substantial experience in developing and running clinical trials. The completion of clinical trials often depends significantly upon the rate of patient enrollment, and our expense levels will vary depending upon the rate of enrollment. In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and is difficult to predict. The expenses associated with each phase of development depend upon the design of the trial. The design of each phase of trials depends in part upon results of prior phases, and additional trials may be needed at each phase. As a result, the expense associated with future phases cannot be predicted in advance. Further, if we undertake clinical trials, we may decide to terminate or suspend ongoing trials. Failure to comply with extensive FDA regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future.

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

Axonyx currently owns approximately 34.0% of our issued and outstanding stock. In addition, Dr. Marvin Hausman is a member of the board of directors of Axonyx and is the chairman of our board and the acting chief financial officer of OXIS, and Mr. S. Colin Neill, the chief financial officer of Axonyx, is a member of our board of directors and secretary of OXIS. Given these circumstances, Axonyx may influence our business direction and policies, and, thus, may have the ability to control certain material decisions affecting us. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested shareholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested shareholder can receive benefits from our assets. These provisions could complicate or prohibit certain transactions (including a financing transaction between OXIS and Axonyx), or limit the price that other investors might be willing to pay in the future for shares of our common stock.

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
• our customers' expectations as to how long it takes us to fill future orders;
• customers' budgetary constraints and internal acceptance review procedures;
• there may be only a limited number of customers that are willing to purchase our research assays and fine chemicals;
• a long sales cycle that involves substantial human and capital resources; and
• potential downturns in general or in industry specific economic conditions.

Each of these factors has impacted, and may in the future impact, the demand for and availability of our products and our quarterly operating results. For example, due to the unavailability of beef liver as a source for bSOD we were unable to sell any bSOD during 2004, as compared to sales of $562,000 in 2003. We do not anticipate this source becoming available again within the foreseeable future and do not anticipate any revenues from sales of this product in the foreseeable future. In addition, a decrease in the demand for our Ergothioneine product resulted in a reduction of sales of Ergothioneine to $87,000 in 2004, compared to $333,000 in 2003. For the first nine months of 2005 our revenues from Ergothioneine were $18,000. We cannot predict with any certainty our future sales of Ergothioneine.

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

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. Fixed costs associated with excess manufacturing capacity could adversely affect our income. Similarly, if we receive relatively large orders with short lead times, we may not be able to increase our manufacturing capacity to meet product demand, and, accordingly, we will not be able to fulfill orders in a timely manner. During a market upturn, we may not be able to purchase sufficient supplies to meet increasing product demand. In addition, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. These factors could materially and adversely affect our results.

Securities regulation compliance in France and legal proceedings involving the AMF in France have resulted in, and may in the future result in, unexpected financial consequences to the Company.

In 1997, we completed an offering of our common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. As a result of such listing, we have been subject to French securities laws and the securities regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché. The cost of complying with such securities laws and regulations can be substantial. The AMF engaged in an investigation alleging that we failed to file financial and other disclosure information as required under French law from 1999 through 2002. As a result of the investigation, we incurred substantial defense costs and paid a fine of approximately $62,000. As of December 31, 2004, we recorded approximately $183,000 related to the defense and settlement of the investigation, including foreign legal expenses of $121,000 and fines imposed by the AMF of $62,000. In a related legal proceeding before French judicial authorities, we incurred additional legal expenses and paid an additional approximately $11,600 in settlement of any obligation to pay fines. Although we are not as of the date of this Report aware of any pending AMF allegations, in the event the AMF would make additional allegations against us or in the event that we would be required to answer additional charges in French legal proceedings, we may incur further substantial costs and fines. No assurances can be given that we would be able to settle any such matters with the AMF, or if we do settle these matters with the AMF, that we would be able to do so on terms favorable to us.

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

Our shares of common stock are currently traded on the Over the Counter Bulletin Board (“OTCBB”). Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on December 31, 2004, the volume of our common stock traded on any given day ranged from 0 to 542,342 shares. Moreover, during that period, our common stock traded as low as $0.32 per share and as high as $0.90 per share, a 281.25% difference. This may impact an investor’s decision to buy or sell our common stock. As of September 30, 2005 there were approximately 5,500 holders of our common stock. Factors affecting our stock price include:

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

Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any such securities litigation against us could result in substantial costs and divert management's attention and resources, which could seriously harm our business and financial condition.

In addition, the 12,264,158 outstanding shares of our common stock, and the 12,877,366 shares of our common stock that are issuable upon exercise of warrants we issued in the private placement of equity that closed on January 6, 2005 have been registered with the United States Securities & Exchange Commission (“SEC”) and may be sold into the market. We cannot control when and in what quantities the selling shareholders will choose to sell shares of our common stock and such sales may cause the price of our common stock to decline.

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

We are required to pay fees and expenses incident to the registration with the SEC of the shares issued in the private placement of equity which closed on January 6, 2005 and maintain adequate disclosure in connection with such registration, including updating prospectuses. These expenses may be significant in relation to our revenues. We have also agreed to indemnify such selling shareholders against losses, claims, damages and liabilities arising out of relating to any misstatements or omissions in our registration statement and related prospectuses, including liabilities under the Securities Act. In the event such a claim is made in the future, such losses, claims, damages and liabilities arising therefrom could be significant in relation to our revenues.

Item 3.  Controls and Procedures.

The Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index on page 36.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXIS International, Inc.

November 14, 2005	By:	/s/ Steven T. Guillen
Steven T. Guillen
President and Chief Executive Officer

November 14, 2005	By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.r	Stock Purchase Agreement between OXIS International, Inc. and BioCheck Inc. dated September 19, 2005*

31.a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company’s Form 8-K Current Report filed on September 22, 2005