Form 10KSB
period 2005-12-31
OXIS INTERNATIONAL INC
filed 2006-03-31
CIK 109657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to _________________

Commission File Number O-8092

OXIS International, Inc.
A Delaware corporation
I.R.S. Employer Identification No. 94-1620407
323 Vintage Park Drive, Suite B
Foster City, CA 94404
Telephone: (650) 212-2568

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The issuer’s revenues for its fiscal year ended December 31, 2005 were $2,497,000.

Aggregate market value of the common equity held by non-affiliates of the issuer as of March 24, 2006 was $8,575,419.

Number of shares outstanding of the issuer’s common stock as of March 24, 2006: 42,538,397 shares.

PART I

The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding: (i) our intention to use the EBITDA of BioCheck, if any, to purchase the remaining outstanding BioCheck shares at one or more additional closings; (ii) our plan to continue to derive revenues from the sale of the anti-oxidant compound Ergothioneine to the cosmetics industry; (iii) our intention to pursue development of our myeloperoxidase assay (“MPO”), for sale into the diagnostic clinical market; (iv) our intention to pursue development of Ergothioneine for marketing as a nutraceutical supplement; and our belief that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter and our intent to pursue the development of Ergothioneine for use in such markets; and our plan to expand the outsourced manufacturing of the raw material for Ergothioneine; (v) our estimate that employee incentive package severance benefits will cost approximately $119,000; (vi) our expectation to strengthen our position in the clinical diagnostics market by allocating resources toward achieving the following primary goals and objectives: (a) develop high-quality and cost-effective diagnostic reagents (antibodies, hormones, proteins, and biochemical markers of disease), (b) capitalize on our commercialization expertise by securing profitable licensing and contract services agreements with diagnostic and pharmaceutical companies for the development, assembly and manufacturing of innovative immunoassays, (c) capitalize on our expertise in the filing and registration of intellectual property and regulatory approvals, (d) continue to invest in our own human capital by expanding our team of in-house business development professionals, and scientists and researchers dedicated to the development of new reagents; and (e) grow our business organically and through acquisitions of complementary assets, including the expansion of our manufacturing capacity in emerging markets, such as China; (vii) our intention to focus on and intensify our efforts to consummate diagnostic, pharmaceutical and nutraceutical relationships and/or strategic partnerships with larger companies for the purpose of further developing and exploiting our antioxidant molecules; (viii) our intention to shift manufacturing under contract to BioCheck; (ix) our belief that we could readily find alternative suppliers, or that we could readily market alternative products with adequate raw material supply, if necessary; (x) our intention to continue to strengthen our international distribution network by adding new distributors around the world; (xi) our intention to establish and implement a plan to recruit distributors for Ergothioneine; (xii) our expectation that revenues from sales to EMD Biosciences, Inc. for fiscal year 2006 will be similar to those in 2005; (xiii) our belief that blood plasma MPO levels, as measured by our MPO kit with our own monoclonal antibody, appear to be a better predictor of patients at risk for cardiac events before they occur; (viiiv) our intention that in the future all of our diagnostic and therapeutic developments will be in compliance with FDA and other regulations; (xv) our estimate that the costs expected to be incurred in connection with the relocation plan will be approximately $100,000 for relocating operations, (viiii)  our aim of entering into a services agreement with BioCheck, with each company providing specific expertise; (xvii) our intention to use reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck; (ixxviii) our plan to leverage BioCheck and our respective expertise to focus on the growing clinical diagnostic biomarker market; (xix) BioCheck’s belief that its antibody purification services and antibody conjugates meet higher than industry average standards for stability and purity; (xx) BioCheck plans for ongoing development of proprietary clinical diagnostics tests for launch in late 2006, or early 2007; (xxi) BioCheck’s belief that interfering with the action of the Id proteins may prove to be very effective in preventing the growth and metastases of both early and established tumors; (xxii) BioCheck’s goal to clinically validate an Id-based diagnostic/prognostic product in collaboration with AngioGenex; (xxiii) our plans to seek debt financing that may have related warrants and that such a financing may result in large non-cash financing charges that could delay profitability; (xxiv) our plan to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability; (xxv) our current plans in the areas of clinical cardiac predictor testing, biomarker research and the nutraceutical marketplace; (xxvi) our plan to pursue the development of a cardiovascular predictor product intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur;

(xxvii) our expectation that revenues and expense will increase substantially from 2005 to 2006 with the consolidation of BioCheck’s results of operations over the entire year in 2006; (xxviii) our expectations that OXIS and BioCheck will incur similar revenues and costs in 2006 as they incurred in 2005 as individual companies; (xxix) our expectation that product revenues will increase by approximately $4.0 million from 2005 to 2006 and may increase by more than $4.0 million; (xxx) our expectation that product costs will increase by approximately $2.0 million from 2005 to 2006; (xxxi) our expectation that gross profit as a percentage of product revenues is expected to increase towards 50%; (xxxii) our expectation to spend approximately $750,000 on research and development in 2006 primarily at BioCheck; (xxxiii) our expectation that selling, general and administrative expenses will increase by approximately $0.8 million from 2005 to 2006; (xxxiv) our plan to implement a marketing campaign to increase revenues; (xxxv) our expectation not to incur expenses for foreign legal proceedings or for restructuring charges in 2006; (xxxvi) our belief that BioCheck’s cash will be sufficient to sustain operating activities since BioCheck has been and is expected to continue to be cash flow positive; (xxxvii) that we are seeking additional loan and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck; (xxxviii) our anticipation that beef liver will not be available again within the foreseeable future and that we do not anticipate any revenues from sales of bSOD in the foreseeable future; (xxxix) our belief that with the BioCheck acquisition, over fifty percent of the Company’s revenues will be derived from sales of clinical diagnostic assays in 2006; (xxxx) our belief that the 2005 expense of $1.5 million for purchased in-process research and development will not reoccur in 2006; (xxxxi) our plan to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability; (xxxxii) our plan to increase revenues by our marketing campaign and the introduction of new products; and (xxxxiii) our belief that the implementation effect of SFAS 123R on our financial statements will be similar to that disclosed in footnote 1 of our financial statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including (1) failure to complete our acquisition of BioCheck or to adequately integrate the operations of the two companies; (2) failure to achieve any benefits in connection with the recent changes in management or personnel; (3) disruption in operations due to the relocation plan, reduction in workforce; (4) inability to hire employees or management; (5) failure to find alternative suppliers; (6) incorrect expectations regarding revenues from sales to EMD Biosciences, Inc.; (7) failure to develop or market products successfully; (8) failure to obtain necessary financing; (9) the cost of complying with the regulatory requirements; (10) uncertainties exist relating to issuance, validity and ability to enforce and protect patents, other intellectual property and certain proprietary information; (11) our products may not meet product performance specifications; (12) new products may be unable to compete successfully in either existing or new markets; (13) availability and future costs of materials and other operating expenses; and (14) weakness in the global economy and changing market conditions, together with general economic conditions affecting our target industries, could cause the our operating results to fluctuate. These and other factors could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 26 of this Report on Form 10-KSB. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-KSB and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report on Form 10-KSB.
.

ITEM 1. DESCRIPTION OF BUSINESS

Recent Events

On September 19, 2005, we entered into a stock purchase agreement with BioCheck, Inc., a privately held California corporation, or BioCheck, and its stockholders to purchase all of its common stock for $6.0 million in cash. BioCheck is a leading producer of enzyme immunoassay diagnostic kits for clinical laboratories. On December 6, 2005, we purchased 51% of the shares of BioCheck’s common stock from each of its shareholders on a pro rata basis for $3,060,000 in cash. Pursuant to the stock purchase agreement, we will use our reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price will be increased by an additional 8% per annum from December 6, 2005. If we have not purchased all of the outstanding shares of BioCheck by December 6, 2006, the earnings before interest, taxes, depreciation and amortization expenses, if any, of BioCheck, may be used by us as partial or complete payment for the remaining outstanding BioCheck shares at one or more additional closings.

On December 6, 2005, we entered into a non-revolving one-year loan agreement with KeyBank, N.A., or KeyBank, and received funds of $3,060,000 to purchase 51% of BioCheck’s common stock. As security for our repayment obligations, we granted a security interest to KeyBank in our $3,060,000 certificate of deposit at KeyBank. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank. As part of the loan arrangement with Bridge Bank, we granted a security interest in a $3,060,000 certificate of deposit moved from KeyBank to Bridge Bank. The Bridge Bank loan bears interest at 3.0% and the certificate of deposit bears interest at 1.0%.

Also effective December 6, 2005, prior to the closing of the initial closing of our acquisition of BioCheck, we entered into an executive employment agreement with BioCheck and Dr. John Chen, BioCheck’s President and Chief Executive Officer, under which Dr. Chen will be employed as President of BioCheck. Dr. Chen has agreed to devote not less than 90% of his business time and efforts to the primary business of BioCheck. In the event that BioCheck terminates the employment of Dr. Chen at any time other than for cause, Dr. Chen will be eligible to receive an amount equal to 12 months of his base salary.

On December 6, 2005, we also initiated a relocation plan to cease our operations in Portland, Oregon and relocate to Foster City, California at premises adjacent to those of BioCheck, effective February 15, 2006. We decided to relocate after reviewing and evaluating all aspects of our operations to determine the profitability and viability of continuing in the Portland, Oregon location. On February 8, 2006, we signed a Lease Agreement with Westcore Peninsula Vintage LLC for approximately 4,136 square feet of space located at 323 Vintage Park Drive, Suite B, Foster City, California 94404 for 36 months. These premises are immediately adjacent to those of BioCheck.  We plan to occupy this new space in April 2006 and are currently operating from temporary facilities. On February 15, 2006, we ceased operations at the Portland, Oregon facility and most of the Portland, Oregon employees were terminated. Severance benefits are being paid to terminated employees.

During 2005 and 2006, we have been building our management team and enhancing our Board of Directors to lead OXIS. On February 28, 2005, Steve T. Guillen was appointed as our President and Chief Executive Officer. Mr. Guillen replaced Marvin S. Hausman, M.D., as acting Chief Executive Officer and Dr. Hausman remained as Chairman of the Board of Directors. During October 2005 John Repine, M.D., Chief Executive Officer, President and Scientific Director of the Webb-Waring Institute for Cancer, Aging and Antioxidant Research joined our Board of Directors. Effective December 6, 2005, Dr. John Chen entered into an executive employment agreement with us as President of BioCheck. Michael D. Centron was appointed as our Vice President and Chief Financial Officer during January 2006, replacing Dr. Hausman as acting Chief Financial Officer. During February 2006 Randall Moeckli was appointed as our Senior Director of Sales and Marketing. On March 15, 2006, Gary M. Post, Managing Director of Ambient Advisors, LLC, joined our Board of Directors.

On March 10, 2006, we received $200,000 in exchange for a note with Steven T. Guillen, our President and Chief Executive Officer. The note bears interest at 7%. Interest and principal are due on September 10, 2006 or, at the option of Mr. Guillen, the date we receive net proceeds in the amount of $500,000 or more from a debt or equity financing. In addition, if, at any time on or before the maturity date, we enter into an agreement to incur debt, Mr. Guillen has the right to rollover this note into such debt arrangement, on the same terms and conditions offered to such future lenders. The purpose of this loan was to provide us with short term financing as we seek longer term financing.

OXIS Business Summary

We are presenting the business summaries of the parent company OXIS International, Inc., or OXIS, and BioCheck separately because we do not yet own 100% of BioCheck.

OXIS Introduction

OXIS International, Inc. develops technologies and products to research, diagnose, treat and prevent diseases of oxidative stress associated with damage from free radical and reactive oxygen species. We hold the rights to three therapeutic classes of compounds in the area of oxidative stress, and has focused commercialization programs in clinical cardiovascular markers, including myeloperoxidase, or MPO, glutathionione peroxidase, or GPx, and a highly potent antioxidant, Ergothioneine, that may be sold over-the-counter, or OTC, as a dietary supplement.

Oxidative stress is associated with an excess of free radicals, reactive oxygen species and a decrease in antioxidant levels resulting in the development of tissue or organ damage. Oxidative stress can cause tissue injury by triggering cell death or inciting a tissue-damaging inflammatory response. We have invested significant resources to build a substantial patent position on both our antioxidant therapeutic technologies and selected oxidative stress assays.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. Our principal executive offices were relocated to 323 Vintage Park Drive, Suite B, Foster City, California 94404 on February 15, 2006.

We derive our revenues primarily from sales of research diagnostic assays to research laboratories. We also derive revenues from the sale of the antioxidant compound Ergothioneine to the cosmetics industry. Our diagnostic products include 25 research assays to measure markers of oxidative stress.

Our lead therapeutic antioxidant drug candidate, BXT-51072, completed a Phase IIA clinical trial in inflammatory bowel disease in 1999, but due to the lack of financial resources, we ceased further testing of BXT-51072. In September 2004, we entered into an Exclusive Licensing Agreement relating to BXT-51072 and related compounds with HaptoGuard, Inc. Under the agreement, we granted HaptoGuard exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. Under the license agreement, HaptoGuard is responsible for worldwide product development programs with respect to the licensed compounds.

We intend to pursue development of our MPO, a research assay, for sale either alone or in combination with other assays into the clinical diagnostic market. We are also pursuing development of Ergothioneine for marketing as a nutraceutical supplement.

As discussed above, our therapeutic and nutraceutical product portfolio includes three classes of small molecular weight antioxidant molecules: glutathione peroxidase mimics including BXT-51072, Ergothioneine analogs and lipid soluble antioxidants. We intend to focus on and intensify our efforts to consummate diagnostic, pharmaceutical and nutraceutical relationships and strategic partnerships with larger companies for the purpose of further developing and exploiting our antioxidant molecules. No assurance can be given that our efforts will generate the results anticipated by our management or will in the future be favorable to us.

Marketed Products

We have developed, commercialized and marketed an extensive product line that provides several types of tools for researchers to identify and measure the balance between oxidative, nitrosative, antioxidant and inflammatory biomarkers in biological samples. We offer more than 60 research products for sale, including 25 research diagnostic assay test kits for markers of oxidative and nitrosative stress. We also market antibodies, enzymes and controls for use primarily in research laboratories. The antibodies provide detection of oxidative, nitrosative, antioxidant and inflammatory markers different from those measured by assay test kits. The enzymes have been shown in early in vitro studies and preclinical animal studies to allow manipulation and control of oxidative biomarkers of protein and DNA, nitric oxide, antioxidant enzymes and inflammatory neutrophils. Controls have been shown in controlled in vitro studies and in vivo preclinical studies to allow regulation and monitoring of oxidative biomarkers of lipids, proteins and DNA, and nitrosative and antioxidant biomarkers. In addition, we have marketed the antioxidant Ergothioneine to selected customers in the cosmetics industry.

Research Diagnostic Assays

Our primary research diagnostic assay product line is comprised of 25 assay test kits which measure key markers in free radical biochemistry for oxidative and nitrosative stress. Specifically, these assays measure levels of general and specific antioxidant activity, oxidative alterations to organic lipid, protein and DNA substrates, and pro-oxidant activation of specific white blood cells. Fifteen of our research assays have been manufactured at our facility in Portland, Oregon and with the closing of the Portland facility, the manufacturing of our research assays has been transferred to BioCheck’s Foster City facility during the first quarter of 2006. As of the date of this Report, BioCheck is manufacturing our research assays without having entered into a formal agreement with OXIS. We intend to negotiate and enter into a formal agreement with BioCheck in the near future. If BioCheck ceased manufacturing our research assays before we engaged an alternative manufacturer, our business would be adversely affected. Ten other research assays are manufactured by third party suppliers pursuant to private label arrangements.

Our research diagnostic assay test kits utilize either chemical (colorimetric) or immunoenzymatic reactions that can be read using laboratory spectrophotometers and microplate readers, respectively. We believe our assays offer advantages over conventional laboratory methods, including ease of use, speed, specificity and accuracy. Our research diagnostic assays for markers of oxidative stress are generally protected by trade secrets, and to some extent, patents. Five U.S. patents and eight international patents have been issued with respect to these assays. The oxidative stress assays are sold under the registered trademark “Bioxytech®.” We continue to offer a few proprietary antioxidants and specialty chemicals but our product development focus and support are directed at assays, antibodies and enzymes in the area of oxidative and nitrosative stress.

Revenues from sales of our research diagnostic assays and Ergothioneine comprised 95% and 81% of total revenues in 2005 and 2004, respectively.

Ergothioneine

Ergothioneine is a naturally occurring, water soluble, antioxidant amino acid molecule found in most animals and plants. It is considered one of the most powerful antioxidants available. Ergothioneine neutralizes hydroxyl free radicals and selectively increases the activity of the special antioxidant enzymes. It increases respiration and oxidation of fat, protects the mitochondria from damage due to environmental ultraviolet radiation and aids in the detoxification of the liver. We have developed a proprietary method for producing synthetically derived L-Ergothioneine in commercial quantities. We hold the patents and patent applications for the protective effect of Ergothioneine on mitochondria, the commercial preparation process and the neuroprotectant methods and compositions of Ergothioneine.

We sell Ergothioneine to selected customers as an anti-aging product in skin care products sold in the cosmetics industry. Sales of Ergothioneine were $18,000 in 2005 and $87,000 in 2004. Sales during 2005 and 2004 were to one customer in the cosmetics industry in connection with such customer’s marketing campaign of a formulation of cosmetics which included, among other things, Ergothioneine. We have not received any indication that additional orders are expected. We can give no assurances that sales of Ergothioneine to this customer or other cosmetics industry customers will resume.

Raw Material Suppliers

During 2005 we purchased raw materials from several suppliers, of whom the top three comprised 34%, 13% and 12% of our raw materials costs. We believe we could readily find alternative suppliers, or that we could readily market alternative products with adequate raw material supply, if necessary. Accordingly, we believe there is limited risk of over reliance on any supplier.

Marketing

We market products and technologies related to oxidative stress. Oxidative stress occurs as a result of an imbalance between damaging free-radicals and related molecules and their inactivation by antioxidants. Oxidative stress can cause tissue injury by triggering cell death or inciting a tissue-damaging inflammatory response.

During 2005, we continued to market our research diagnostic assay products to professional scientists in academia, industry and government through our OXISResearch catalog. Our marketing program is centered on targeting medical, environmental and various industry audiences interested in oxidative and nitrosative stress. Nitrosative stress occurs when the generation of reactive nitrogen species in a system exceeds the system’s ability to neutralize and eliminate them. Primary vehicles for this marketing program include printed literature, the OXISResearch website and attendance at conferences targeting neuroscience, cancer, cardiac and nutritional researchers.

Our assays for markers of oxidative stress are currently being sold both directly by us and through a network of distributors to researchers primarily in the United States, Europe and the Pacific Rim. We estimate that there are more than 10,000 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research diagnostic assays. We continue to seek to strengthen our international distribution network by adding new distributors around the world. These distributors are primarily focused on sales of research products in the life science market. In 2005, 20 distributors accounted for approximately 53% of our total revenues. Although we have not recruited distributors for Ergothioneine, we intend to establish and implement a plan to do so in the future.

During 2005, approximately 15% of our total revenues were from EMD Biosciences, Inc., a distributor customer located in the United States. We expect revenues from sales to EMD Biosciences, Inc. for fiscal year 2006 to be similar to those in 2005.

Foreign Operations and Export Sales

Revenues attributed to countries outside the United States based on the location of customers were:

	2005	2004
Japan	$163,000	$221,000
France	94,000	145,000
Korea	76,000	43,000
Poland	54,000	28,000
Canada	47,000	31,000
United Kingdom	47,000	55,000
Other foreign countries	275,000	282,000

Revenues to other foreign countries included sales in more than 30 countries, with no single country the site of more than $40,000 in annual sales.

Ergothioneine as a Nutraceutical Supplement

We believe that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter and we intend to pursue the development of Ergothioneine for use in such markets. Currently we have outsourced the manufacturing of the raw material and we are working to expand this manufacturing capacity.

Myeloperoxidase Assay/Cardiovascular Predictor Product

We intend to pursue development of our myeloperoxidase assay, or MPO, a research assay, which could be utilized either alone or in combination with other assays in the clinical diagnostic market. Currently, biomarkers used for myocardial infarction present significant limitations in predictive quality due to variability of patient population, the range for abnormal test results and other factors. In contrast, blood plasma MPO levels, as measured by our MPO kit using our proprietary monoclonal antibody, appear to be a better predictor of patients at risk for cardiac events before they occur, according to a report in the October 23, 2003 New England Journal of Medicine. Our MPO assay kit was used in that study to evaluate myeloperoxidase levels in 604 hospital emergency room patients with chest pain. A single measurement of plasma myeloperoxidase using our MPO assay kit was able to identify patients at early risk for a heart attack, even when no tissue damage to the heart was evident. Furthermore, the test independently predicted the risk of a major cardiac event following the initial visit to the emergency room.

We have been undertaking collaborative research with selected research scientists on the development of a cardiovascular predictor product using our MPO assay combined with other assays currently in-house or under development. We are reassessing this development program in the context of our partial acquisition of BioCheck.

Out-Licensed Technology

Our lead therapeutic drug candidate, BXT-51072, is a low molecular weight oral drug that mimics the antioxidant enzyme glutathione peroxidase. It directly neutralizes hydrogen peroxide and appears to protect cells from peroxide mediated damage. It also inhibits nucleic transcription and prevents the activation of cytokines, adhesion molecules and inflammatory enzymes, which are all mediators of inflammation. We completed a Phase IIA clinical trial in inflammatory bowel disease with BXT-51072 in 1999. This Phase IIA trial was a multi-center, nonrandomized, open-label, two-arm study which assessed the safety, pharmacokinetics, and efficacy of BXT-51072. Due to the lack of financial resources, we ceased further testing of BXT-51072.

In September 2004, we entered into an Exclusive License and Supply Agreement relating to BXT-51072 and related compounds with HaptoGuard, Inc., a New York based biopharmaceutical company. Under the agreement, we granted HaptoGuard exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. Under the license agreement, HaptoGuard is responsible for worldwide product development programs with respect to the licensed compounds. We received an upfront license fee of $450,000, and HaptoGuard is obligated to pay royalties on net sales of certain licensed products, as well as additional fees for the achievement of development milestones in excess of $21 million if all milestones are met and regulatory approvals are granted. There can be no assurances that royalty payments will result or that milestone payments will be realized.

We have the right to terminate the license agreement if HaptoGuard fails to pay us any required payments under the license agreement or if HaptoGuard fails to comply with certain development plan and timeline requirements relating to the development of the licensed compounds. In December 2005, HaptoGuard elected to take a one-time six month extension of their obligation to begin Phase II clinical studies of a licensed product in cardiovascular disease pursuant to the development plan timeline. As provided in the license agreement, HaptoGuard paid a fee of $100,000 for the extension.

HaptoGuard may terminate the agreement by providing us with 180 days’ written notice. Either party may terminate the agreement upon 30 days’ written notice upon certain events relating to the other party’s bankruptcy, insolvency, dissolution, winding up or assignment for the benefit of creditors, or upon the other party’s uncured breach of any material provision of the agreement. Otherwise, the license agreement terminates upon the expiration of the underlying patents relating to the licensed compounds.

Government Regulation

In the United States, our current products and manufacturing practices are not subject to regulation by the United States Food and Drug Administration, or FDA, pursuant to the Federal Food, Drug and Cosmetic Act as it relates to research products. Development, manufacture and marketing of clinical diagnostic products which we are currently pursuing and therapeutic compounds are regulated by the FDA. We believe that we currently are in compliance with all such regulations and intend that in the future all of our diagnostic and therapeutic developments will be in compliance with these regulations.

Patents and Trademarks

We are substantially dependent on our ability to obtain and maintain patents and proprietary rights for our marketed products and to avoid infringing the proprietary rights of others. We have an extensive portfolio of patents for diagnostic assays and several series of small molecular weight molecules to detect, treat and monitor diseases associated with damage from free radicals and reactive oxygen species. This portfolio provides opportunities to apply our technologies to a wide range of diseases and conditions of oxidative stress.

Currently, we have 82 currently issued patents or patent applications filed internationally. We have 51 patents issued by the United States Patent and Trademark Office and 31 pending patent applications. Patent coverage includes aspects of all three of our classes of small molecular weight antioxidant molecules. We hold the patents and patent applications for the protective effect of Ergothioneine on mitochondria, the commercial preparation process and the neuroprotectant methods and compositions of Ergothioneine. We have sublicensed to HaptoGuard, Inc. three patents and one patent application related to BXT-51072. Our assays for markers of oxidative stress are generally protected by trade secrets, and to some extent, patents. Five U.S. patents and eight international patents have been issued with respect to these assays. The oxidative stress assays are sold under the registered trademark Bioxytech®. Associated foreign patents have been issued in most cases and foreign patent applications have been filed associated with the listed patents and patent applications.

Below we have listed selected patents and patent applications relating to our core business including marketed products and sublicenses.

Research Assay Patents

U.S. Patent 5,726,063 issued March 10, 1998 for “Method of Colorimetric Analysis of Malonic Dialdehyde and 4-Hydroxy-2-Enaldehydes as Indexes of Lipid Peroxidation, Kits for Carrying Out Said Method, Substituted Indoles for Use in Said Method and their Preparation” will expire on May 6, 2014.

U.S. Patent 5,543,298 issued August 6, 1996 for “Method for Assaying the SOD Activity by Using a Self-Oxidizable Compound Necessary for its Implementation, Self-Oxidizable Compounds and Preparation Thereof” will expire on August 6, 2013.

U.S. Patent 6,235,495 issued May 1, 2001 for “Methods for the Quantiation of In Vivo Levels of Oxidzed Glutathione” will expire on November 12, 2019.

U.S. Patent 5,861,262 issued January 19, 1999 for “Method of the Specific Immunoassay of Human Plasma Glutotathione Peroxidase, Kit for its Implementation, Oligopeptides and Antibodies Specific for the Method” will expire on January 19, 2016.

U.S. Patent 5,817, 520 issued October 6, 1998 for “Spectrophotometric Methods for Assaying Total Mercaptans, Reduced Gultathione (GSH) and Mercaptans other than GSH in an Aqueous Medium, Reagents and Kits for Implementing Same” will expire on December 15, 2012.

Ergothioneine Patents

U.S. Patent 5,438,151 issued August 1, 1995 entitled “Process for the Preparation of Ergothioneine” will expire on February 8, 2014.

U.S. Patent 6,103,746 issued August 8, 2000 entitled “Methods and Compositions for the Protection of Mitochondria” will expire on February 19, 2018.

Patent Application Serial No. 60/367,845 filed March 26, 2002 entitled “Neuroprotectant Methods, Compositions and Screening Methods Thereof”.

Selected Licensed BXT-51072 Patents

U.S. Patent 5,968,920 issued October 19, 1999 entitled “Novel Compounds having a Benzoisoelen-Azoline and -Azine Structure, Method for Preparing Same and Therapeutic Uses Thereof” will expire on April 7, 2015.

U.S. Patent 6,093,532 issued July 25, 2000 entitled “Method for Storing a Biological Organ Transplant Graft Using a Benzisoelen-Azoline or -Azine Compound” will expire on April 7, 2015.

U.S. Patent 5,973,009 issued October 26, 1999 entitled “Aromatic Diselenides and Selenosulfides, their Preparation and their Uses, more Particularly their Therapeutic Use” will expire on December 23, 2017.

U.S. Patent 6,525,040 issued February 25, 2003 entitled “Cyclic Organoselenium Compounds, their Preparation and their Uses” will expire on December 23, 2017.

These patents can expire earlier if they are abandoned or are not adequately maintained. We cannot assure you that corresponding patents will be issued or that the scope of the coverage claimed in our patent applications will not be significantly reduced prior to any patent being issued.

Competition

The diagnostic, pharmaceutical and nutraceutical industries are highly competitive. Competition in most of our primary current and potential market areas is intense and expected to increase. There can be no assurance that we can compete successfully.

Presently the main commercial competition in our research assay business is represented by, but not limited to Cayman Chemical Company, Assay Designs and Randox Laboratories, Ltd. In addition, our competitors and potential competitors include large pharmaceutical and nutraceutical companies, universities and research institutions. These competitors may have substantially greater capital resources, research and development staffs, facilities and manufacturing expertise than us. In addition, our competitors may develop new technologies or use existing technologies that may be the basis for competitive products.

Employees

As of December 31, 2005, we had 11 full time employees. On March 24, 2006, we had four full time employees. On December 6, 2005, we initiated a relocation plan to cease our operations in Portland, Oregon and relocate to Foster City, California at premises adjacent to those of BioCheck. We decided to relocate after reviewing and evaluating all aspects of our operations to determine the profitability and viability of continuing in the Portland, Oregon location. As part of the relocation that was effective February 15, 2006, we offered all regular full-time employees who were not relocated to Foster City, California severance benefits under an employee incentive package estimated to cost approximately $119,000. Certain employees will continue for a transitional period in a consulting capacity.

After we have completed our relocation to Foster City, California, we plan to provide for operations by entering into services agreements and employing new personnel. No assurance can be given that we will be able to locate and hire such personnel. We are in discussions with BioCheck with the aim of entering into a services agreement between the two companies, with each company providing specific expertise.

None of our employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good, and we have never experienced an employee-related work stoppage.

BioCheck Business Summary

On September 19, 2005, we entered into a stock purchase agreement with BioCheck and its stockholders to purchase all of its common stock for $6.0 million in cash. BioCheck is a leading producer of enzyme immunoassay diagnostic kits for clinical laboratories. On December 6, 2005, we purchased 51% of the shares of BioCheck’s common stock from each of its shareholders on a pro rata basis for $3,060,000 in cash. Pursuant to the stock purchase agreement, we will use our reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings.

We are presenting the business summaries of the OXIS parent company and BioCheck separately because we do not yet own 100% of BioCheck. Upon the successful acquisition of the remaining 49% equity interest in BioCheck by OXIS, the combined company plans to leverage its expertise to focus on the growing clinical diagnostic biomarker market and to develop diagnostic assays designed to help physicians provide more timely and accurate diagnoses and treatment plans for their patients.

BioCheck is a leading producer of clinical diagnostic assays, including high quality enzyme immunoassay research services and products offering immunoassay kits designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro (outside the body) diagnostic testing in clinical laboratories. BioCheck’s mission is to develop unique, proprietary immunoassays designed to help physicians provide more timely and accurate diagnoses, prognoses and treatment plans for their patients.

The clinical diagnostics market consists of companies that develop and manufacture a wide array of instruments, immunoassays reagents and data analysis tools. Diagnostic instruments are the key hardware components, such as automated immunoassay analyzers, used in the automatic processing of the diagnostic tests. Reagents are the bioactive test ingredients which, when combined with the biologically derived samples, provide the diagnostic test results. The analysis tools, such as software programs and applications, assist the researchers and clinicians in the interpretation of data collected from high-volume analyzers and reagents.

BioCheck focuses primarily on the immunoassay segment of the clinical diagnostics market. The simplified, basic components of any immunoassay system are: an antigen, an antibody specific to this antigen, and a system to measure the amount of the antigen in a given sample. The commonly used immunoassays share four common components required to produce a high quality immunoassay product: a supply of high-purity antigens, a supply of high quality, specific monoclonal or polyclonal antibodies, a stable detection system, and a precise method for separating the bound detection system at the end of the reaction. The ability to develop, isolate and maintain the antibodies is a critical component of immunoassay technology.

The senior management of BioCheck has several decades of combined research and development, clinical and operational experience in the biotechnology and pharmaceutical industries. BioCheck’s management has a core competency and a proven scientific and business development track record in developing and manufacturing high-quality immunoassay products.

Customers of BioCheck consist of small and medium-sized laboratories, and larger volume clinical diagnostics laboratories that outsource or license their reagent assembly to BioCheck under research services agreements. BioCheck’s products are also sold through its global distribution network of third-party distributors and re-sellers.

BioCheck’s clinical immunoassays are applicable to the diagnosis and management of infectious diseases; detection of certain types of cancer, and cardiac, reproductive, and thyroid disorders; and the measurement of the effects of therapeutic drug administration. The testing process is performed in vitro in samples of blood, urine, and other bodily fluids.

Products and Services

Clinical Diagnostics Immunoassay Kits

BioCheck offers its clinical laboratory and in vitro diagnostics customers over 40 clinical diagnostic assays manufactured in its 15,000 square-foot, U.S. Food and Drug Administration, or FDA, certified Good Manufacturing Practices device-manufacturing facility in Foster City, California. Of the 40 total clinical diagnostic assays offered by BioCheck, 17 clinical diagnostic assays have been cleared by the FDA for marketing and sales and a number of its products have FDA certificates to foreign governments and certificates of exportability. BioCheck's clinical diagnostic kits have been registered in Brazil, China, India, Italy, Taiwan, Turkey, and the United Kingdom, and BioCheck’s distributors deliver its products to countries in Central and South America, Europe, the Middle East, and Asia.

BioCheck’s primary product line consists of enzyme linked immunoassay, or ELISA, kits that are widely used in medical laboratory settings. An ELISA test consists of linking an antibody or antigen to an enzyme in order to detect a match between the antibody and antigen. An ELISA test is used to detect specific antigens in a biological sample and the presence of antibodies attached to specific antigenic sites on proteins or other molecules in a biological sample.

The primary antibody development platform of BioCheck utilizes hybridoma technology. This process creates monoclonal antibodies to precisely measure very low concentrations of proteins in blood and plasma. The ability to express, isolate and maintain high-quality antibodies is a critical component of immunoassay test kit technology. BioCheck uses standard chromatography technology and its proprietary antibody conjugation methods for its antibody purification services and antibody conjugates. We believe that BioCheck’s products and services exceed industry average standards for stability and purity.

Test kits manufactured by BioCheck identify the existence, and in some cases the amount, of a specific molecule, or marker, that is an indicator of a condition or disease state. These test kits are applicable to cardiac markers; tumor markers for liver, ovarian, breast, prostate and gastrointestinal conditions; infectious diseases including pregnancy-related panel screens for toxoplasmosis, rubella, cytomegalovirus, and the herpes virus; thyroid function; steroids including Estradiol, Progesterone, Testosterone, and Estriol; and fertility hormones.

BioCheck’s revenues from product shipments were $3.5 million in 2005, $3.9 million in 2004, and $3.3 million in 2003.

Research Services

In addition to clinical and research assay products, BioCheck provides various research services to pharmaceutical and diagnostic companies worldwide. Research services consist primarily of highly specialized laboratory testing that enhances the speed, and lowers the clinical risk, of the pharmaceutical development process. The services include custom immunoassay development, antibody purification and conjugation, and immunoassay assembly.

Custom Immunoassay Development - With over 30 years of experience and the development over 40 immunoassay products, BioCheck’s in-house research and development team provides antibodies and antigens, and assists biotechnology and pharmaceutical customers with the development of their immunoassay test kits.

Antibody Purification and Conjugation - Using chromatography technology and proprietary antibody conjugation methods, BioCheck offers antibody purification services and antibody conjugates. Stability testing has indicated that BioCheck’s conjugates remain active for five years.

Immunoassay Assembly Services - Having developed over 40 immunoassay products, BioCheck has exceptional test kit packaging experience and can provide custom immunoassay assembly services for our customers.

Cardiovascular Markers

Coronary heart disease, or CHD, is the most common form of heart disease caused by a narrowing of the coronary arteries that feed the heart. It is the number one cause of mortality for both men and women in the U.S. Approximately seven million Americans suffer from CHD and more than 500,000 Americans die of heart attacks caused by CHD every year.

The National Heart, Lung, and Blood Institute sponsored a multi-center epidemiologic study in 2003. Increased levels of lipoprotein-associated phospholipase, or Lp-PLA2, in patients followed in this study have been linked to increased risk of CHD. In collaboration with diaDexus, BioCheck has developed and manufactures an FDA cleared clinical diagnostic test for Lp-PLA2 called the PLAC test. While the PLAC test is not a stand-alone test for predicting CHD, it provides supportive evidence when used with clinical evaluation and other tools for patient risk assessment. An elevated PLAC level with an LDL-cholesterol level of less than 130 mg/dL suggests that patients have two to three times the risk of having coronary heart disease when compared with patients having lower PLAC test results. BioCheck manufactures the PLAC test and diaDexus promotes and sells it to the medical community.

BioCheck’s revenues from PLAC test manufacturing and services were approximately $340,000 in 2005, $580,000 in 2004, and $470,000 in 2003.

Senior Management

John Chen, Ph.D., co-founded BioCheck in January 1997 and has since served as Chief Executive Officer and Chairman of the Board. He is a biochemist and clinical chemist with thirty years of research and development and assay development expertise. Dr. Chen has developed over 50 enzyme immunoassay and rapid tests, a number of which have been approved for marketing by the FDA. His technical expertise in immunology and biochemistry is complemented by his ability to facilitate technology transfer from research and development to manufacturing.

Dr. Chen co-founded Rapid Diagnostics, Inc. in 1998, specializing in the development of rapid diagnostic test kits for the drugs of abuse. The company was acquired by ICN Pharmaceuticals, Inc. in 2002.

Prior to co-founding BioCheck, Dr. Chen co-founded Medix Biotech, Inc. in 1983, specializing in monoclonal/polyclonal antibodies, enzyme immunoassay test kits, and rapid test kits. Following Medix Biotech’s acquisition by Genzyme Corporation in 1992, Dr. Chen remained as Vice President of Research and Development until 1995. Between 1981 and 1983, he co-founded Pacific Biotech Inc. that was subsequently acquired by Eli Lilly and Company in 1990. At Pacific Biotech, Dr. Chen was instrumental in the development of the first rapid pregnancy test. He also previously served research scientist roles at Sigma Chemical, Mallinckrodt, and Beckman Instruments. Dr. Chen holds a B.S. in Chemistry from Tunghai University in Taiwan and a Ph.D. in Biochemistry from the University of Alberta, Edmonton, Canada.

Effective December 6, 2005 and in connection with our acquisition of a 51% majority stake in BioCheck, Dr. Chen entered into an executive employment agreement, under which Dr. Chen became employed as President of BioCheck. Dr. Chen has agreed to devote not less than 90% of his business time and efforts to the primary business of BioCheck. In the event that BioCheck terminates the employment of Dr. Chen at any time other than for cause, Dr. Chen will receive an amount equal to 12 months of his then-current base salary.

Patents and Trademarks

As of December 31, 2005, BioCheck had filed two patent applications covering research and diagnostic assays to detect molecules and proteins related to tumor angiogenesis and certain cardiac conditions. Angiogenesis is the formation of blood vessels in tumors.

In April 2004, AngioGenex, Inc., or AngioGenex, based in New York City, and BioCheck entered into an agreement to develop cancer diagnostic and prognostic products based on the Id-gene platform technology licensed exclusively to AngioGenex by the Albert Einstein College of Medicine and the Memorial Sloan Kettering Cancer Center. The agreement assigns to BioCheck exclusive rights to develop and market diagnostics based on AngioGenex’s Id technology in return for royalties.

A critical component of the clinical validation of an Id-protein based diagnostic/prognostic product is the development of monoclonal antibodies, or mAbs, to the Id proteins. Id proteins play a significant role in the process of tumor related angiogenesis and other functions related to blood vessel formation. BioCheck has developed rabbit monoclonal anti-Id1, Id2 and Id3 antibodies for Western Blot analyses and immunohistochemistry staining, and ELISA tests for measuring Id1, Id2 and Id3 in cell culture supernatants, and cell and tissue extracts.

AngioGenex and BioCheck have filed joint patent applications for the mAbs to the Id-proteins. Under the joint patent application, BioCheck has the exclusive rights to the diagnostic applications of the Id proteins while AngioGenex owns the rights for the therapeutic drug applications. U.S. Provisional Application Serial No. 60/691,060 was filed on June 16, 2005 related to the Id1 protein, titled “Novel Rabbit Monoclonal Antibodies to Id1”. The patent application related to the Id3 protein, titled “Rabbit Monoclonal Antibody Against Human Id3 Protein” was filed on January 27, 2006.

BioCheck has filed a patent application for a clinical diagnostic related to the troponin protein complex. Certain types of troponin including cardiac troponin I and T are highly sensitive and specific indicators of damage to the heart muscle. Myocardial infarction, or a heart attack, can be differentiated from unstable angina, or pain, by measuring troponin in the blood in patients with chest pain. Patent application serial number 11/116,290 was filed April 28, 2005 titled “Immunoassay for Cardiac Troponin-I in Non-Human Mammalian Species.” John Chen is a co-inventor of the invention that is the subject of this patent application.

Sales and Marketing

BioCheck develops, manufactures and markets high quality immunoassay products and technologies designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro diagnostic testing in clinical laboratories. The company also provides research services to pharmaceutical and diagnostic companies worldwide. These services consist primarily of highly specialized laboratory testing that enhances the speed and lowers the clinical risk of the pharmaceutical development process.

During 2005, BioCheck marketed its products and research services to professional clinicians and researchers primarily through the company’s product catalog, printed materials, website and attendance at key industry tradeshows and conferences. A portion of BioCheck’s 2005 sales volume was also generated through referrals from existing customers. BioCheck’s products are sold directly to customers and through a network of international distributors, who deliver its products to purchasers in North, Central and South America, Europe, the Middle East, and Asia. BioCheck does not plan to establish an in-house sales force to distribute its products.

In 2005, the top twenty direct customers accounted for approximately 67% of BioCheck’s gross sales revenue and no single customer accounted for more than 15% of total gross sales revenue. BioCheck is seeking to identify and secure additional opportunities for research services agreements.

Competition

According to Boston Biomedical Consultants and Morgan Stanley Research Estimates, the worldwide clinical diagnostics market including instruments, immunoassays, rapid diagnostic tests and data analysis tools was approximately $22 billion in sales revenue in 2004 and increased approximately 9% from the previous year. Competition in the clinical diagnostics market is intense and highly fragmented, with the largest competitor, Roche Diagnostics, holding a 16% market share.

BioCheck’s direct competitors are developers and manufacturers of research and clinical diagnostic products and include, but are not limited to, Adaltis Inc., BioSource International, Inc., Diagnostic Products Corporation, Monobind, Inc. and BioClone Australia Pty Ltd.

In order to continue to successfully market BioCheck’s products and services, the company will be required to demonstrate that its immunoassay products meet or exceed the industry standards for quality as measured by high levels of purity, stability, precision of measurement and cost effectiveness. The company’s competitors may succeed in developing or marketing products that are more effective or commercially attractive. The launch of these competitive products may adversely impact the market pricing for BioCheck’s products as some of these competitors have substantially greater financial, technical, research and development resources and more established marketing, sales, distribution and service organizations.

Raw Material Suppliers

The development and production of BioCheck’s products requires the company to purchase bulk quantities of antibodies, enzymes, microtiter plates and serum from outside vendors. BioCheck does not rely on any single supplier for its raw material purchases.

Research and Development

BioCheck invested $726,000 and $839,000 in research and development in 2005 and 2004, respectively. As of December 31, 2005, BioCheck employed seven employees in research and development. During 2005, BioCheck’s research staff was primarily used to produce compounds for diagnostic use and optimize methods for binding these compounds to biological reagents such as antibodies. BioCheck employs a proprietary process for antibody conjugation resulting in highly stable products. BioCheck is also developing proprietary clinical diagnostics tests for launch in late 2006 or early 2007 that include promising new angiogenesis tumor markers and an aggressive breast cancer marker.

Angiogenesis Tumor Markers

In April 2004, BioCheck entered into a development and marketing agreement with AngioGenex for the diagnostic/prognostic applications of Id proteins in angiogenesis, which is the formation of blood vessels. The therapeutic and diagnostic applications of this process were patented by Memorial Sloan-Kettering Cancer Center and Albert Einstein Medical College and licensed to AngioGenex. The diagnostic application was subsequently licensed to BioCheck.

Id genes are expressed at high levels to produce Id proteins in many tissues during human embryonic development, but are generally not expressed, or expressed at very low levels, in adults except in some tumor cell types and tumor blood vessels. Id1, Id2 and Id3 proteins have been closely implicated in tumor-associated angiogenesis. Interfering with the action of the Id proteins may prove to be very effective in preventing the growth and metastases of both early and established tumors. The effectiveness of this approach has been demonstrated in commercially available therapeutic drugs, such as Avastin™, which targets the vascular endothelial growth factor. Such therapeutics have been modestly effective, suggesting the need for research and development to identify more powerful and specific agents for cancer therapy.

BioCheck’s goal is to clinically validate an Id-based diagnostic/prognostic product in collaboration with AngioGenex. During 2005, BioCheck’s research staff continued to work on the clinical validation of potential diagnostic products based on Id proteins related to tumor angiogenesis. Monoclonal antibodies to the Id proteins are required in order to develop highly sensitive ELISA diagnostic and prognostic tests. BioCheck has developed rabbit monoclonal anti-Id1, Id2 and Id3 antibodies that can be used in cell and tissue extracts through commonly utilized detection methods including Western Blot analysis, immunohistochemistry staining and ELISA tests. Western Blot analysis is a method of separating proteins by mass through a gel based process. Immunohistochemistry staining is a process of localizing proteins in cells by tagging their respective antibodies with color producing tags. ELISA tests are used for measuring the amount of Id1, Id2 and Id3 proteins in cell culture supernatants, and cell and tissue extracts.

Aggressive Breast Cancer Marker

In 2005, BioCheck entered into a development and marketing agreement with HMGene, Inc., or HMGene, based in Piscataway, New Jersey for the development and manufacturing of an ELISA test for the HMGA2 gene. The HMGA2 gene has been implicated in aggressive forms of breast cancer. The detection technology for tissue staining and peripheral blood samples related to the HMGA2 gene has been patented by HMGene and licensed to BioCheck for the development of rabbit polyclonal and monoclonal anti-HMGA2 antibodies. These antibodies can be used for Western Blot analyses, immunohistochemistry staining and ELISA assays.

While we believe that these are potentially promising diagnostic products, no assurances can be given that the company will have sufficient funding and resources to continue research, development and commercialization of these technologies.

Employees

As of December 31, 2005, BioCheck employed twenty-five full-time employees, including thirteen technicians in manufacturing, seven scientists and research associates in research and development, two specialists in quality control functions, and three professionals in administrative and operational support.

ITEM 2. DESCRIPTION OF PROPERTY

OXIS occupies office, laboratory and manufacturing space in Portland, Oregon expiring in April of 2006. We are currently utilizing the Portland premises only for storage purposes and we have moved our operations to Foster City, California.

On December 6, 2005 we purchased 51% of BioCheck and initiated a transition plan to consolidate all operations at BioCheck’s manufacturing facility. Consequently, during 2006, we entered into a three-year lease agreement commencing on April 1, 2006 for 4,136 square feet of space immediately adjacent to BioCheck at 323 Vintage Park Drive, Suite B, Foster City, CA 94404. These premises will serve to accommodate the relocation and consolidation of our corporate headquarters and operations.

BioCheck occupies approximately 15,000 square feet of administrative, laboratory and manufacturing space located at Vintage Park, 323 Vintage Park Drive, Foster City, CA 94404, pursuant to a lease expiring in December 2008. The facility has been certified according to the U.S. Food and Drug Administration, or FDA, Good Manufacturing Practice standards, which are subject to annual audits by the FDA. In addition, the facility has been certified to meet the highest international manufacturing standard (ISO 13485) generally accepted in Europe and Asia, according to the International Organization for Standardization, or ISO. BioCheck believes that it is in compliance with all other regulatory certifications applicable to its line of business, including Device Manufacturing License for the state of California, Registration of Device Establishment, Certificate of Foreign Government and Certificate of Exportability.

We do not have a real estate investment policy as we do not make any such investments.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2005 to a vote of security holders, through solicitation or proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock continues to be traded in the Over-The-Counter Bulletin Board and remains listed in France on the Nouveau Marché and in Germany on the Frankfurt Stock Exchange.

The quotations are reflective on inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. Previous quarterly high and low sales prices of our common stock on the over-the-counter board are as follows:

	2005				2004
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

High	$0.39	$0.48	$0.45	$0.57	$0.65	$0.69	$0.84	$0.90

Low	$0.24	$0.28	$0.25	$0.34	$0.41	$0.32	$0.45	$0.52

We have an estimated 5,500 shareholders, including approximately 3,000 shareholders who hold their shares in street name. We have never paid a dividend and do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 14, 2004, we completed a private placement of securities pursuant to which (i) certain investors paid us $570,000 in the aggregate, (ii) we issued promissory notes to the investors in principal amount of $570,000 in the aggregate, which promissory notes are convertible in due course into up to 1,425,000 shares of our common stock or into up to 3,800,000 shares of common stock in the event of a default by OXIS and if notified of such by the note holders (to which no notice was received) and (iii) we issued warrants to the investors exercisable for up to 712,500 shares of common stock at an exercise price of $0.50 per share. We received notice on December 30, 2004, that all investors had signed irrevocable letters of intent to convert their promissory notes and accrued interest into common stock. As a result, we issued 1,520,932 shares of common stock to the note holders. In connection with the note holders converting their notes to common stock, we issued 760,469 new warrants having a $1.00 exercise price and a five-year life. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 30, 2004, we entered into definitive agreements with investors relating to the private placement of $6.5 million of our securities through the sale of 12,264,158 shares of our common stock at $0.53 per share. On January 6, 2005, we closed the private placement transaction with the investors. The transaction resulted in the issuance on or about January 10, 2005 of 12,264,158 shares of our common stock for which we received gross proceeds of $0.53 per share. In addition, on January 6, 2005, we issued to the purchasers in the private placement transaction warrants to purchase an additional 12,264,158 shares of our common stock, 50% at an exercise price of $0.66 per share and 50% at an exercise price of $1.00 per share. Upon the closing of the private placement transaction, as partial consideration for services rendered as the placement agent for the private placement transaction, we issued to Rodman & Renshaw, LLC a warrant to purchase 306,604 shares of our common stock at an exercise price of $0.66 per share and a warrant to purchase 306,604 shares of our common stock at an exercise price of $1.00 per share. The offer, sale and issuance of securities to the purchasers in the private placement were exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, and Rule 506 promulgated by the SEC under the Securities Act. The 12,264,158 shares of common stock issuable on December 30, 2004 and the 12,877,366 shares of common stock to be issued upon exercise of warrants were registered under a Form SB-2 registration statement that was declared effective on May 27, 2005.

During April 2005, 459,355 shares of common stock were issued for cancellation of a note payable for $160,000 and accrued interest of $84,000. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933.

During the third quarter of 2005, 428,389 outstanding shares of Series B preferred stock were converted into 85,678 shares of common stock. The Series B preferred stock had certain preferential rights with respect to liquidation and dividends. Holders of Series B preferred stock were entitled to noncumulative annual dividends at the rate of $0.115 per share if and when declared by our board of directors. No dividends to Series B preferred stockholders were issued or unpaid during 2005. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Item 7 of this Report. This discussion contains forward-looking statements based upon our current expectations and involves risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks Related to Our Business,” “Description of Business” and elsewhere in this document. See the paragraphs following the heading “Part I” for additional discussion.

Management’s Discussion and Analysis or Plan of Operation are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Introduction

We incurred net losses of $3.1 million in 2005 and $2.7 million in 2004. BioCheck generated a net profit of $0.2 million in 2005. This amount of profit would not be enough to offset our current losses. Our 2005 net loss includes an expense of $1.5 million for purchased in-process research and development that is not anticipated to reoccur in 2006. However, we are seeking debt financing that may require us to issue stock purchase warrants or other similar derivative securities. Such a financing may result in large non-cash financing charges that could delay profitability. Our plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, we can not assure you that we will accomplish this task and there are many factors that may prevent us from reaching our goal of profitability.

On a consolidated basis, we had cash and cash equivalents of $614,000 at December 31, 2005 of which $282,000 was held by BioCheck. Since BioCheck has been, and is expected to continue to be, cash flow positive, we believe that its cash will be sufficient to sustain its operating activities during the next twelve months. The cash held by OXIS of $332,000 at December 31, 2005 was not sufficient to sustain its operations through the first quarter of 2006 without additional financings. During March 2006, we received $200,000 from Steven T. Guillen, our President and Chief Executive Officer in exchange for a promissory note. We are seeking additional loan and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck. We plan to increase revenues through our marketing campaign and the introduction of anticipated new products. However, we cannot assure you that we will successfully obtain debt or equity financing, if any, sufficient to finance our goals or that we will increase product related revenues as such events are subject to factors beyond our control. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Overview

OXIS International, Inc. develops technologies and products to research, diagnose, treat and prevent diseases of oxidative stress associated with damage from free radical and reactive oxygen species. We derive our revenues primarily from sales of research diagnostic assays to research laboratories. Our diagnostic products include twenty-five research assays to measure markers of oxidative stress.

Current significant financial and operating events and strategies are summarized as follows:

Product Development

Our current plans include a focus on the areas of clinical diagnostic products. We are pursuing the development of a cardiovascular predictor product intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur. We are developing this product through the combination of our MPO assay with other in-house assays. We also believe that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter. Given the availability of sufficient capital resources, we intend to pursue the development of Ergothioneine for use in such markets.

Bank Loan

On December 6, 2005, we entered into a non-revolving one-year loan agreement with KeyBank, N.A., or KeyBank, and received funds of $3,060,000 to purchase 51% of BioCheck’s common stock. As security for our repayment obligations, we granted a security interest to KeyBank in our $3,060,000 certificate of deposit at KeyBank. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank. As part of the loan arrangement with Bridge Bank, we granted a security interest in a $3,060,000 certificate of deposit moved from KeyBank to Bridge Bank. The loan bears interest at 3.0% and the certificate of deposit bears interest at 1.0%.

Relocation of Operations

On December 6, 2005, we initiated a relocation plan to cease our operations in Portland, Oregon and relocate to Foster City, California. We decided to relocate after reviewing and evaluating all aspects of our operations to determine the profitability and viability of continuing in the Portland, Oregon location. During February 2006, we signed a lease agreement for approximately 4,000 square feet of space located immediately adjacent to those of BioCheck and relocated our manufacturing operations to Foster City, California. On February 15, 2006, we ceased operations at the Portland, Oregon facility and most of the Portland, Oregon employees were terminated. Severance benefits are being paid to terminated employees.

Loan

On March 10, 2006, we received $200,000 in exchange for a note with Steven T. Guillen, our President and Chief Executive Officer due on September 10, 2006 or, at the option of Mr. Guillen, the date we receive net proceeds in the amount of $500,000 or more from a debt or equity financing. The purpose of this loan was to provide the corporation with short term financing as it seeks longer term financing.

Preferred Stock Conversion

During the third quarter of 2005, 85,678 shares of common stock were issued for the conversion and cancellation of all 428,389 outstanding shares of Series B Preferred Stock that were valued at $4,000.

Note Conversion

During April 2005, 459,355 shares of common stock were issued for cancellation of a note payable for $160,000 and accrued interest of $84,000.

Management Team and Board of Directors

During 2005 and 2006, we have been building the management team and enhancing our Board of Directors to lead OXIS. On February 28, 2005, Steve T. Guillen was appointed as our President and Chief Executive Officer. Mr. Guillen replaced Marvin S. Hausman, M.D., as acting Chief Executive Officer and Dr. Hausman remained as Chairman of the Board of Directors. During October 2005 John Repine, M.D., Chief Executive Officer, President and Scientific Director of the Webb-Waring Institute for Cancer, Aging and Antioxidant Research joined our Board of Directors. Effective December 6, 2005, Dr. John Chen entered into an executive employment agreement with us as President of BioCheck. Michael D. Centron was appointed as our Vice President and Chief Financial Officer during January 2006, replacing Dr. Hausman as acting Chief Financial Officer. During February 2006, Randall Moeckli was appointed as our Senior Director of Sales and Marketing. On March 15, 2006, Gary M. Post, Managing Director of Ambient Advisors, LLC, joined our Board of Directors.

Loan Repayment

On June 1, 2004, we received $1,200,000 in exchange for a note and entered into a loan agreement with our majority shareholder, Axonyx, Inc. We repaid the note on January 6, 2005.

Common Stock Issuance

On December 30, 2004, we sold 12,264,158 shares of common stock and issued warrants to purchase 12,877,366 shares of common stock for $6,500,000 in a private placement with net proceeds of $5,818,000 received in December 2004 and January 2005 after expenses and the cost of the related registration statement. The warrants were issued for the purchase of 6,438,685 shares of common stock at an exercise price of $0.66 per share and 6,438,681 shares of common stock at an exercise price of $1.00 per share.

Acquisition of BioCheck

On September 19, 2005, we entered into a stock purchase agreement with BioCheck and its stockholders to purchase all of its common stock for $6.0 million in cash. BioCheck is a leading producer of enzyme immunoassay diagnostic kits for clinical laboratories. On December 6, 2005, we purchased 51% of the shares of BioCheck’s common stock from each of its shareholders on a pro rata basis for $3,060,000 in cash. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141, “Business Combinations.” The consolidated statement of operations for the year ended December 31, 2005 includes the results of operations of BioCheck from December 6, 2005 and the consolidated balance sheet includes the assets and liabilities of BioCheck at December 31, 2005. The purchase price of $3,337,000 was based on cash paid to BioCheck’s shareholders of $3,060,000, legal expense of $155,000 and a finder’s fee of $122,000. Pursuant to the stock purchase agreement, OXIS will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings.

The Company has previously disclosed on Form 8-K filed with the SEC the allocation of acquisition costs and pro forma financials statements related to the acquisition of BioCheck that were based on the information available at that date. The disclosures contained within this Report have been presented with the information and using estimates currently available. The Company may obtain additional independent valuations of BioCheck’s assets related to the acquisition of the remaining 49% of BioCheck and additional acquisition costs may be incurred. Such information and costs may affect the disclosures as presented herein. See note 2 of the audited consolidated financial statements for the allocation of the purchase price and other information related to the BioCheck acquisition.

Results of Operations

We expect revenues and expense to increase substantially as described below from 2005 to 2006 with the consolidation of BioCheck’s results of operations over the entire year in 2006. Our projections for 2006 are based upon our expectations that OXIS and BioCheck will incur similar revenues and costs in 2006 as a combined company that they incurred in 2005 as individual companies, adjusted for our plans to increase marketing expenses and combine operations in Foster City, California as described below. We can give no assurances that we will be able to successfully merge manufacturing operations without adversely affecting revenues and costs, implement an effective marketing campaign that will increase revenues, develop new products, finance our expansion plans and purchase the remaining 49% of the BioCheck common stock we do not own.

Revenues

The following table presents the changes in revenues from 2004 to 2005:

			Increase (Decrease) from 2004
	2005	2004	Amount	%
Product revenues	$2,397,000	$1,914,000	483,000	25%
License revenues	100,000	450,000	(350,000)	(78%)
Total revenues	$2,497,000	$2,364,000	$133,000	6%

    The increase in product revenues was primarily attributed to increased sales volume and was comprised of a $272,000 increase for OXIS to customers within North America and $275,000 of revenues from the operations of BioCheck since December 6, 2005, the date of our acquisition of 51% of BioCheck’s common stock, that was partially offset by a $64,000 decrease in sales to customers outside of North America. We expect revenues, excluding license revenues, to increase by approximately $4.0 million from 2005 to 2006 with the consolidation of BioCheck’s revenues in 2006 over the entire year.

License revenues are attributed to an exclusive license agreement with HaptoGuard Inc. during the third quarter of 2004 and an extension of the license agreement during the fourth quarter of 2005. See Note 12 to the audited consolidated financial statements. We are unable to predict when we will receive additional license revenues, if any, because such revenues are dependent upon HaptoGuard Inc. successfully receiving regulatory approval and marketing the licensed product.

Cost of product revenues

The following table presents the changes in cost of product revenues from 2004 to 2005:

			Increase from 2004
	2005	2004	Amount	%
Cost of product revenues	$1,345,000	$1,216,000	$129,000	11%

The increase in cost of product revenues is attributed to $136,000 of costs from the operations of BioCheck since December 6, 2005, the date of our acquisition of 51% of BioCheck’s common stock. Product costs, other than those for BioCheck, essentially remained the same as our manufacturing facility and personnel were more efficiently utilized in 2005 than in 2004 which offset increased material costs. We expect product costs to increase by approximately $2.0 million from 2005 to 2006 with the consolidation of BioCheck’s cost of product revenues in 2006 over the entire year. Product costs may increase by more than $2.0 million if we successfully increase revenues by an amount greater than the revenues recorded by each individual company in 2005.

Gross profit of $1,152,000 in 2005 was essentially the same as the gross profit of $1,148,000 in 2004 because the additional profits from increased product sales and higher gross profit margins were offset by a $350,000 decrease in license revenues. Excluding license fee revenues, gross profit as a percentage of product revenues increased from 36% in 2004 to 44% in 2005 primarily due to increased sales from 2004 to 2005 with a smaller corresponding increase in costs and higher gross profit margins for BioCheck’s clinical products. With the addition of BioCheck’s revenues in 2006 of $4.0 million that are expected to be approximately 170% of 2005 revenues, gross profit as a percentage of product revenues is expected to increase towards 50% as experienced by BioCheck in 2005.

Research and development expenses

The following table presents the changes in research and development expenses from 2004 to 2005:

			Increase from 2004
	2005	2004	Amount%	%
Research and development expenses	$499,000	$278,000	$221,000	79%

The increase in research and development expenses from 2004 to 2005 is primarily attributed to increased patent amortization expense of $49,000, write-off of abandoned patents of $105,000 and $49,000 of costs from the operations of BioCheck since December 6, 2005, the date of our acquisition of 51% of BioCheck’s common stock. We expect to spend approximately $750,000 on research and development in 2006 primarily at BioCheck. However, the actual amount of research and development expenses will fluctuate with the availability of funding.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2004 to 2005:

			Increase from 2004
	2005	2004	Amount	%
Selling, general and administrative expenses	$2,342,000	$1,843,000	$499,000	27%

From 2004 to 2005, selling, general and administrative expenses increased approximately $150,000 for accounting and legal activities, $150,000 for marketing consultants, $90,000 for administrative consultants, $70,000 for advertising and promotional literature and $80,000 of costs from the operations of BioCheck since December 6, 2005, the date of our acquisition of 51% of BioCheck’s common stock. These increased costs were partially offset by approximately $40,000 of decreased insurance costs and other cost decreases. We expect selling, general and administrative expenses to increase by approximately $0.8 million from 2005 to 2006 with the consolidation of BioCheck’s selling, general and administrative expenses in 2006 over the entire year. In addition, we plan to implement a marketing campaign to increase revenues. The amount spent on this campaign will depend on the availability of funds.

Purchased in-process research and development

In connection with our acquisition of 51% of the outstanding shares of BioCheck on December 6, 2005, $1.5 million of purchased in-process research and development was identified as an intangible asset. The applicable research projects were subsequently deemed not to have future uses or markets. As such, this identified intangible asset was expensed in 2005 at the date of acquisition.

Foreign legal proceedings

Foreign legal proceedings during 2004 of $183,000 were related to proceedings of the Autorité des Marchés Financiers, or AMF, and were comprised of legal expenses of $121,000 and fines imposed by the AMF of $62,000 as described in Note 8 to the audited consolidated financial statements contained in this Report. We did not incur such expenses in 2005 and do not expect such expenses in 2006.

Restructuring charges

Restructuring charges during 2004 of $605,000 related to the Axonyx change of control are comprised of legal fees of $196,000, management consulting fees of $34,000, travel expense of $8,000, executive search costs of $22,000 and severance expenses of $345,000. Related to our relocation of operations from Portland, Oregon to Foster City, California, we recorded severance benefits of $119,000 in 2005 that were included in selling, general and administrative expenses, and we expect to incur relocation expenses of approximately $100,000 in 2006.

Financing Fees

In connection with the $570,000 convertible loan financing on January 14, 2004 and the conversion of it into common stock on December 30, 2004, we paid finders’ fees and professional fees of approximately $84,000 and we incurred non-cash financing charges of $411,000 related to the conversion feature of the notes, $159,000 related to initial warrants issued with the notes and $202,000 related to the incentive warrants issued upon conversion of the notes into common stock during 2004.

Interest Income

Interest income was $110,000 in 2005, primarily due to cash available for investment activities obtained in the $6,500,000 equity financing received during December 2004 and January 2005.

Interest Expense

Interest expense of $26,000 in 2005 was primarily due to the one-year loan with KeyBank incurred in connection with the BioCheck acquisition. Interest expense of $101,000 for 2004 was primarily due to the short-term financing and the Axonyx loan.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $614,000 at December 31, 2005 of which $282,000 was held by BioCheck. Since BioCheck recently has been and is expected to continue to be cash flow positive, we believe that its cash will be sufficient to sustain its operating activities. The cash held by OXIS of $332,000 at December 31, 2005 was not sufficient to sustain its operations through the first quarter of 2006 without additional financings. During March 2006, we received $200,000 from Steven T. Guillen, our President and Chief Executive Officer in exchange for a promissory note. We are seeking additional loan and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck we do not own. We plan to increase revenues through our marketing campaign and the introduction of anticipated new products. However, we cannot assure you that we will successfully obtain debt or equity financing, if any, sufficient to sustain our business plan or that we will increase product related revenues as such events are subject to factors beyond our control. If we are unable to raise additional capital in the second quarter of 2006 we will have to curtail or cease operations.

Net cash used in operating activities

The following table presents annual cash flows from operating activities from 2004 and 2005:

	Year Ended December 31,
	2005	2004
Cash paid to employees including benefits	$(1,153,000)	$(1,067,000)
Cash paid to suppliers	(3,514,000)	(2,353,000)
Total cash paid to employees and suppliers	(4,667,000)	(3,420,000)
Cash received from customers	2,471,000	2,386,000
Interest received	114,000	20,000
Interest paid	(11,000)	(28,000)
Net cash used in operating activities	$(2,093,000)	$(1,042,000)

The increase in cash paid to employees is primarily attributed to cash paid by BioCheck for payroll and benefits since December 6, 2005, the date of our acquisition of 51% of BioCheck’s common stock.

The increase in cash paid to suppliers is primarily attributed to increases in selling, general and administrative expenses of approximately $150,000 for accounting and legal activities, $150,000 for marketing consultants, $90,000 for administrative consultants and $70,000 for advertising and promotional literature. In addition, $583,000 of 2004 expenses recorded as liabilities at December 31, 2004 were paid in 2005 and cash expenditures for inventory increased by $108,000.

The increase in cash received from customers is attributed to the $133,000 increase in revenues reduced by the change in accounts receivable.

Interest received increased in 2005 primarily due to cash available for investment activities obtained in the $6,500,000 equity financing received during December 2004 and January 2005.

Cash used in investing activities

During 2005 we spent $3.2 million on the acquisition of 51% of BioCheck’s common stock and $3.1 million on a restricted certificate of deposit at KeyBank, which was used as collateral under the loan agreement with KeyBank. Capital expenditures were $33,000 and $47,000 in 2005, and 2004 respectively. We had no commitments for capital expenditure at December 31, 2005. We anticipate that in 2006 the BioCheck manufacturing facility in Foster City, California will require expenditures to support our business objective. We spent $172,000 and $262,000 to file patents in 2005 and 2004, respectively.

Net cash provided by financing activities

On December 2, 2005, we entered into non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank. Steven T. Guillen, our President and Chief Executive Officer, purchased 600,000 shares of common stock for $240,000, pursuant to the terms of an employment agreement on February 28, 2005.

On June 1, 2004, we received $1,200,000 in exchange for a note and entered into a loan agreement with our majority shareholder at the time, Axonyx, Inc. We repaid the note on January 6, 2005. In a $6,500,000 private placement of our common stock on December 30, 2004, we received net proceeds of $5,818,000 in exchange for 12,264,158 shares of common stock which were issuable at December 31, 2004.

The cash held by OXIS of $332,000 at December 31, 2005 was not sufficient to sustain its operations through the first quarter of 2006 without additional financings. During March 2006, we received $200,000 from Steven T. Guillen, our President and Chief Executive Officer in exchange for a promissory note. We are seeking additional loan and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck. However, we cannot assure you that we will successfully obtain debt or equity financing.

Commitments and Contingencies

We lease facilities in Oregon under an operating lease that expires in April 2006. Our subsidiary, BioCheck, leases facilities under operating leases in Foster City, California that expire in December 2008. During 2004, BioCheck entered into a sublease of an unused Foster City, California facility to the end of the lease term in 2008 that reduced our operating lease commitments. Net minimum lease payments to which we are committed under these leases at December 31, 2005 are $227,000 in 2006, $201,000 in 2007 and $208,000 in 2008. In addition, we entered into an operating lease for 4,136 square feet of space adjacent to space occupied by our BioCheck subsidiary in Foster City, California starting on April 1, 2006 and ending on March 31, 2009. The annual base rent under the Lease Agreement begins at $62,000 per year and increases incrementally to $66,000 by the end of the lease term.

We estimate that relocating operations from Portland, Oregon to Foster City, California will cost approximately $100,000. As part of the relocation of operations, we offered all affected regular full-time employees whose employment was terminated severance benefits estimated in total to be $119,000.

At December 31, 2005, we had a commitment to purchase Ergothioneine manufactured by Cambridge Major Labs for $179,000 and we have a contract with them to purchase additional Ergothioneine as needed.

On September 19, 2005, we entered into a stock purchase agreement with BioCheck and its stockholders to purchase all of its common stock for $6.0 million in cash. On December 6, 2005, we purchased 51% of the common stock of BioCheck. Pursuant to the stock purchase agreement, we will use our reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price will be increased by an additional 8% per annum from December 6, 2005. If we have not purchased all of the outstanding shares of BioCheck within twelve months of December 6, 2005, the earnings before interest, taxes, depreciation and amortization expenses, if any, of BioCheck, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings.

Critical Accounting Policies

Our accounting policies are explained in Note 1 to the audited consolidated financial statements included in this Report. We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Basis of Consolidation

The consolidated financial statements contained in this Report include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. On December 6, 2005, we purchased 51% of the common stock of BioCheck. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” The consolidated statement of operations for the year ended December 31, 2005 includes the results of operations of BioCheck from December 6, 2005, the date of acquisition, and the consolidated balance sheet at December 31, 2005 includes the assets and liabilities of BioCheck.

Revenue Recognition

We manufacture, or have manufactured on a contract basis, research and diagnostic assays and fine chemicals, which are our primary products sold to customers. Revenue from the sale of our products, including shipping fees, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectibility is reasonably assured. Revenue from sales to distributors of our products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. Our mix of product sales are substantially at risk to market conditions and demand, which may change at anytime.

We recognize license fee revenue for licenses to our intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. We consider all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license and collectibility is reasonably assured or over the period of the obligation, as applicable, and the amount of the variable fee is recognized as revenue when it is fixed and determinable. We recognize royalty revenue based on reported sales by third party licensees of products containing our materials, software and intellectual property. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

Inventories

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

Long-Lived Assets

Our long-lived assets include property, plant and equipment, capitalized costs of filing patent applications and goodwill and other assets. See Notes 1, 4, 5 and 6 to the audited consolidated financial statements included in this Report for more detail regarding our long-lived assets. We evaluate our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. The net carrying values of long-lived assets at December 31, 2005, subject to possible impairment charges in the future, are presented by location in the following table below:

	Foster City, California	Portland, Oregon	Total
Furniture and equipment	$141,000	$63,000	$204,000
Leasehold improvements	39,000	−	39,000
Patents	15,000	816,000	831,000
Goodwill and other assets	1,291,000	−	1,291,000
	$1,486,000	$879,000	$2,365,000

Applicable long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Goodwill and other assets are not amortized.

Certain Expense and Liabilities

On an ongoing basis, management evaluates its estimates related to certain expenses and accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Stock-Based Compensation

Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. We follow the fair valued based method for non-employee awards and have elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” During December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share Based Payment,” was issued requiring the expensing of all stock-based compensation effective January 1, 2006. We are evaluating the effects of SFAS 123R and believe its implementation effect on our financial statements will be similar as disclosed in Note 1 to the audited consolidated financial statements included in this Report. Methodologies used for calculations such as the Black-Scholes option-pricing model and variables such as volatility and expected life are based upon management’s judgment. Such methodologies and variables are reviewed and updated periodically for appropriateness and affect the amount of recorded charges. See Notes 1 and 9 to the audited consolidated financial statements included in this Report for more information on the amounts, methodologies and variables related to non-cash stock-based compensation charges.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

RISK FACTORS

Risks Related to Our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Report.

We will need to raise additional capital to fund our general and administrative expenses, and if we are unable to raise them, we will have to curtail or cease operations.

The cash held by the OXIS parent company of $332,000 at December 31, 2005, and, the $200,000 debt financing arrangement that we entered into with our Chief Executive Officer, Steve Guillen during March 2006, is not sufficient to continue operations through the second quarter of 2006 without additional financings. We are seeking loan and equity financings to obtain sufficient funds to sustain operations, including our development and commercialization programs, to implement our marketing campaign and purchase the remaining 49% of BioCheck common stock we do not own. We have incurred significant obligations in relation to our relocation to Foster City, California and our integration of operations with BioCheck, including severance benefits for terminated employees, the hiring of new personnel, our contractual obligations to consultants and moving expenses. We have also incurred debt in the amount of $200,000 to our Chief Executive Officer which we will need to repay on or before September 10, 2006. If we are unable to raise additional capital in the second quarter of 2006 we will have to curtail or cease operations. If we raise short term capital by incurring additional debt, we will have to obtain equity financing sufficient to repay such debt and accrued interest. Further, incurring additional debt may make it more difficult for us to successfully consummate future equity financings.

We will need to raise additional capital in order to complete our acquisition of the outstanding shares of BioCheck, Inc.

On September 19, 2005 we entered into a Stock Purchase Agreement with BioCheck and the stockholders of BioCheck pursuant to which OXIS undertook to purchase up to all of the outstanding shares of common stock of BioCheck for an aggregate purchase price of $6.0 million in cash. On December 6, 2005, pursuant to the terms of the Stock Purchase Agreement with BioCheck, at the initial closing, we purchased an aggregate of fifty-one percent (51%) of the outstanding shares of common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for an aggregate of $3,060,000 in cash. Pursuant to the Stock Purchase Agreement, OXIS will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price for any BioCheck shares purchased after the initial closing will be increased by an additional 8% per annum from the date of the initial closing through the date of such purchase. If OXIS has not purchased all of the outstanding shares of BioCheck within twelve months of the initial closing, the earnings before interest, taxes, depreciation and amortization expenses, or EBITDA, if any, of BioCheck will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings. There can be no assurance that there will be any EBITDA of BioCheck in the next several years which could be utilized to purchase additional shares of BioCheck pursuant to the Stock Purchase Agreement. Even if there is some amount of BioCheck EBITDA available to purchase additional shares of BioCheck, there can be no assurance that such EBITDA would be sufficient to complete our acquisition of the remaining 49% of BioCheck outstanding shares.

To avoid an increase in the purchase price of the remaining shares of BioCheck at the rate of 8% per annum, we will need to consummate a financing transaction to complete the acquisition of the remaining 49% of the outstanding shares of BioCheck. The successful completion of our acquisition of BioCheck is dependent upon obtaining financing on acceptable terms. No assurances can be given that we will be able to complete such a financing sufficient to undertake our acquisition of the outstanding shares of BioCheck on terms favorable to us, or at all. Any financing that we do undertake to finance the acquisition of BioCheck will likely involve dilution of our common stock if it is an equity financing or will involve the assumption of significant debt by OXIS.

We will need additional financing in order to complete our development and commercialization programs.

As of December 31, 2005, we had an accumulated deficit of approximately $65,379,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The unavailability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

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

We will need to raise additional capital to fund our development and commercialization programs. Our current capital resources are not sufficient to sustain operations and our development programs with respect to our cardiovascular predictor product and Ergothioneine as a nutraceutical supplement. We have granted a licensee exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. The licensee is responsible for worldwide product development programs with respect to the licensed compounds. Due to the lack of financial resources, we ceased further testing of BXT-51072 but continue to review the possibility of further developing applications for BXT-51072 and related compounds outside of the areas defined in the license. However, further development and commercialization of antioxidant therapeutic technologies, oxidative stress assays or currently unidentified opportunities, or the acquisition of additional technologies or businesses, may require additional capital. The fact that further development and commercialization of a product or technology would require us to raise additional capital, would be an important factor in our decision to engage in such further development or commercialization. No assurances can be given that we will be able to raise such funds in the future on terms favorable to us, or at all.

If we complete our acquisition of BioCheck, our business could be materially and adversely affected if we fail to adequately integrate the operations of the two companies.

If we complete the acquisition, or the Acquisition, of BioCheck as planned and we do not successfully integrate the operations of the two companies, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. The Acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition.

We may not be able to successfully integrate the BioCheck business into our existing business in a timely and non-disruptive manner, or at all. In addition, the Acquisition may could result in, among other things, substantial charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses and increased general and administrative expenses. Furthermore, the Acquisition may not produce revenues, earnings or business synergies that we anticipate. In addition, we depend on BioCheck for the manufacturing of research assay test kits without the benefit of a formal agreement with BioCheck. There can be no assurance that BioCheck will continue to manufacture our research assay test kits.

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

Our relocation plan could adversely affect our operations.

As part of our decision to acquire BioCheck we are implementing a relocation and integration plan, including implementing a strategy to reduce our cost structure. In doing so, we have significantly reduced our employee workforce from fifteen full time employees to four, outsourced certain company functions and have taken other steps intended to reduce costs and improve efficiencies.  Our business may be disrupted and adversely affected by this reduction in work force and our need to replace certain positions. Our business may also be disrupted due to our move to new facilities. Employee terminations, including the payment of severance benefits and other cost reduction steps will cause us to incur upfront costs and expenses that may be significant. There can be no assurances that we will be able to improve efficiencies and function properly following such reductions.

We may experience disruption or may fail to achieve any benefits in connection with the recent changes in executive management and in Board membership.

During the second quarter of 2004, our former chief executive officer retired, and during the third quarter of 2004 our chief operating and financial officer left the employment of our company. As a result, others who had limited experience with OXIS were appointed to serve as acting chief executive officer, acting chief operating officer and acting chief financial officer. On February 28, 2005, the Board appointed Mr. Steven T. Guillen to the positions of president and chief executive officer of OXIS, and as a member of our board. On January 6, 2006, we hired Michael D. Centron as our vice president and chief financial officer. In addition, during 2004 and early 2005, following the acquisition of a then-majority interest in OXIS by Axonyx, eight directors resigned from the board resulting in a four person board. During 2005 we added independent director John E. Repine, M.D., and on March 15, 2006 Gary M. Post joined our Board of Directors, resulting in a six person board. Five out of the six directors currently serving on the board commenced their service on the board during the period of 2004 through the date hereof.

One impact of such changes has been to delay our sales promotions in the research assay market and in the development of Ergothioneine market opportunities. Further, we narrowed our strategic focus to concentrate resources, including discontinuing our Animal Health Profiling program. There can be no assurances that these changes will not cause further disruptions in, or otherwise adversely affect, our business and results of operations.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. We deferred the hiring of senior management personnel in order to allow our newly-engaged full time chief executive officer to select such key personnel. While we have succeeded in engaging Mr. Steven T. Guillen as our president and chief executive officer, and Michael D. Centron as our chief financial officer, we cannot predict whether we will be successful in finding suitable new candidates for key management positions within OXIS. While we have entered into letter agreements of employment with Mr. Guillen, and Mr. Centron, they are free to terminate their employment “at will.” Further, we cannot predict whether Mr. Guillen or Mr. Centron will be successful in their new roles as our president and chief executive officer, and chief financial officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new chief executive officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. We do not have any key employee life insurance policies with respect to any of our officers.

The success of our business depends upon our ability to successfully develop and commercialize products.

We cannot assure you that our efforts to develop and commercialize a cardiac predictor product, an Ergothioneine nutraceutical product or any other products will be successful. The cost of such development and commercialization efforts can be significant and the likelihood of success of any such programs is difficult to predict. The failure to develop or commercialize such new products could be materially harmful to us and our financial condition.

Our future profitability is uncertain.

We cannot predict our ability to reduce our costs or achieve profitability. Our research and development expenses are expected to increase as we attempt to develop potential products. As evidenced by the substantial net losses during 2004 and 2005, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitable operations.

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
.
Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we cannot accurately predict the timing and level of such expenses.

Our future success may depend in part upon the results of clinical trials undertaken by us or our licensees designed to assess the safety and efficacy of our potential products. We do not have substantial experience in developing and running clinical trials. The completion of clinical trials often depends significantly upon the rate of patient enrollment, and our expense levels will vary depending upon the rate of enrollment. In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and is difficult to predict. The expenses associated with each phase of development depend upon the design of the trial. The design of each phase of trials depends in part upon results of prior phases, and additional trials may be needed at each phase. As a result, the expense associated with future phases cannot be predicted in advance. Further, if we undertake clinical trials, we may decide to terminate or suspend ongoing trials. Failure to comply with extensive FDA regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future.

Competition in most of our primary current and potential market areas is intense and expected to increase.

The diagnostic, pharmaceutical and nutraceutical industries are highly competitive. The main commercial competition at present in our research assay business is represented by, but not limited to, the following companies: Cayman Chemical Company, Assay Designs and Randox Laboratories Ltd. In addition, our competitors and potential competitors include large pharmaceutical/nutraceutical companies, universities and research institutions. Relative to OXIS, these competitors may have substantially greater capital resources, research and development staffs, facilities, as well as greater expertise manufacturing and making products. In addition, these companies, as well as others, may have or may develop new technologies or use existing technologies that are, or may in the future be, the basis for competitive products. There can be no assurance that we can compete successfully.

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

Axonyx currently owns approximately 33% of our issued and outstanding stock. In addition, Dr. Marvin Hausman is a member of the board of directors of Axonyx and is the chairman of our board of directors, and Mr. S. Colin Neill, the chief financial officer of Axonyx, is a member of our board of directors and secretary of OXIS. Given these circumstances, Axonyx may influence our business direction and policies, and, thus, may have the ability to control certain material decisions affecting us. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested shareholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested shareholder can receive benefits from our assets. These provisions could complicate or prohibit certain transactions (including a financing transaction between OXIS and Axonyx), or limit the price that other investors might be willing to pay in the future for shares of our common stock.

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

Each of these factors has impacted, and may in the future impact, the demand for and availability of our products and our quarterly operating results. For example, due to the unavailability of beef liver as a source for bSOD we were unable to sell any bSOD during 2005 and 2004, as compared to sales of $562,000 in 2003. We do not anticipate this source becoming available again within the foreseeable future and do not anticipate any revenues from sales of this product in the foreseeable future. In addition, a decrease in the demand for our Ergothioneine product resulted in a reduction of sales of Ergothioneine to $18,000 in 2005 and $87,000 in 2004, compared to $333,000 in 2003. We cannot predict with any certainty our future sales of Ergothioneine.

If the sales or development cycles for research assays and fine chemicals lengthen unexpectedly, our revenues may decline or not grow as anticipated and our results from operations may be harmed.

Changes in accounting standards regarding stock option plans could increase our reported losses, cause our stock price to decline and limit the desirability of granting stock options.

The Financial Accounting Standards Board has issued regulations that eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. As currently contemplated, we are now required to expense stock options after January 1, 2006. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Expensing such stock options will add to our losses or reduce our profits, if any. In addition, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program.

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

Maintaining a strong patent position is important to our competitive advantage. We currently have 82 patents either granted or applied for in 15 countries with expiration dates ranging from 2006 to 2024. Litigation on patent-related matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights we have or may obtain will be valuable. Others may have filed, or may in the future file, patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Further, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources. Abandonment of patents could substantially affect the scope of our patent protection. In addition, we may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or if we initiate such suits.

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

Although we have an extensive operating history, resources are limited for the development and maintenance of our control environment. We have a very limited number of personnel and therefore segregation of duties can be somewhat limited as to their scope and effectiveness. We believe, however, that we are in reasonable compliance with the best practices given the environment in which we operate. Although existing controls in place are deemed appropriate for the prevention, detection and minimization of fraud, theft, and errors, they may result in only limited assurances, at best, that the total objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can be detected and/or prevented and as such this is a risk area for investors to consider.

Risks Related to Our Common Stock

Our common stock is traded on the OTCBB, our stock price is highly volatile, and you may not be able to sell your shares of our common stock at a price greater than or equal to the price you paid for such shares.

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on December 31, 2005, the volume of our common stock traded on any given day ranged from 0 to 1,855,000 shares. Moreover, during that period, our common stock traded as low as $0.24 per share and as high as $0.57 per share, a 237.50% difference. This may impact an investor’s decision to buy or sell our common stock. As of December 31, 2005 there were approximately 5,500 holders of our common stock. Factors affecting our stock price include:

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

In addition, the 12,264,158 shares of our common stock, and the 12,877,366 shares of our common stock that are issuable upon exercise of warrants that we issued in the private placement of equity that closed on January 6, 2005 have been registered with the United States Securities & Exchange Commission, or SEC, and may be sold into the market. We cannot control when and in what quantities the selling shareholders will choose to sell shares of our common stock and such sales may cause the price of our common stock to decline.

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

Our common stock may be, or may become, subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. Applicability of this rule would adversely affect the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Accordingly, the market for our common stock may be limited and the value negatively impacted.

We will incur expenses in connection with registration of our shares which may be significant.

We are required to pay fees and expenses incident to the registration with the SEC of the shares issued in the private placement of equity which closed on January 6, 2005 and maintain adequate disclosure in connection with such registration, including updating prospectuses and under certain circumstances, filing amended registration statements. These expenses were $302,000 in 2005, and we may incur significant additional expenses in the future related to maintaining effective registration statements for prior financings and any additional registrations related to future financings. We have also agreed to indemnify such selling shareholders against losses, claims, damages and liabilities arising out of relating to any misstatements or omissions in our registration statement and related prospectuses, including liabilities under the Securities Act. In the event such a claim is made in the future, such losses, claims, damages and liabilities arising therefrom could be significant in relation to our revenues.

ITEM 7. FINANCIAL STATEMENTS

The Audited Financial Statements for this Form 10-KSB appear on pages F-1 through F-28 following the signature page below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our directors and executive officers as of March 24, 2006.

Name	Age	Position
Marvin Hausman, M.D.	64	Chairman of the Board (1)
Steven T. Guillen	54	President, Chief Executive Officer and Director
S. Colin Neill	59	Secretary and Director (2)
Gary M. Post	57	Director (3)
John E. Repine, M.D.	61	Director (3)
Timothy C. Rodell, M.D.	55	Director (4)
Michael D. Centron	50	Vice President, Chief Financial Officer

________________
(1)	Chairman of the Compensation Committee
(2)	Member of the Nominating Committee, and Chairman of the Audit Committee, serves as our designated audit committee financial expert.
(3)	Member of the Audit Committee
(4)	Chairman of the Nominating Committee and member of the Compensation Committee.

Marvin S. Hausman, M.D.

Chairman of the Board. Dr. Hausman was appointed to the Board of Directors on August 20, 2004. Previously, Dr. Hausman served on the Board of Directors from March 2002 to November 2003. On December 10, 2004, the Board of Directors appointed Marvin S. Hausman, M.D. to serve as Chairman of the Board, acting Chief Executive Officer and acting Chief Financial Officer of OXIS. On February 28, 2005, Dr. Hausman ceased to be the Company’s Chief Executive Officer. Dr. Hausman has served as a director and as Chairman of the Board of Axonyx since 1997, and had served as President and Chief Executive Officer of Axonyx from 1997 until September 2003 and March 2005, respectively. Dr. Hausman served as our Acting Chief Financial Officer until January 6, 2006 when Michael D. Centron was appointed as our full time Chief Financial Officer. Dr. Hausman currently owns approximately 2.8% of the outstanding common stock of OXIS, and Axonyx currently owns approximately 33% of the outstanding common stock of OXIS. Dr. Hausman was a co-founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products. He has thirty years’ experience in drug development and clinical care. Dr. Hausman received his medical degree from New York University School of Medicine in 1967 and has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at U.C.L.A. Medical Center in Los Angeles. He also worked as a Research Associate at the National Institutes of Health, Bethesda, Maryland. He has been a Lecturer, Clinical Instructor and Attending Surgeon at the U.C.L.A. Medical Center Division of Urology and Cedars-Sinai Medical Center, Los Angeles. He has been a Consultant on Clinical/Pharmaceutical Research to various pharmaceutical companies, including Bristol-Meyers International, Mead-Johnson Pharmaceutical Company, Medco Research, Inc., and E.R. Squibb. Since October 1995, Dr. Hausman has been the President of Northwest Medical Research Partners, Inc., a medical technology and transfer company. He was a member of the Board of Directors of Medco Research, Inc. from inception (1978) through 1992 and from May 1996 to July 1998. Dr. Hausman was a member of the Board of Directors of Regent Assisted Living, Inc., a company specializing in building assisted living centers including care of senile dementia residents, from March 1996 to April 2001.

Steven T. Guillen

President, Chief Executive Officer and Director. On February 28, 2005, Steven T. Guillen was appointed the Company’s President, Chief Executive Officer and a member of the Company’s Board of Directors. Prior to joining the Company, from 2001 to 2004, Mr. Guillen served as Vice President, Sales and Marketing for Amarin Pharmaceuticals, Inc., a neuroscience company focused on the development and commercialization of drugs for the treatment of neurological disorders affecting the central nervous system. From 1996 to 2001, Mr. Guillen served as the Vice President, Sales and Marketing for Athena Diagnostics, a company involved with the development and commercialization of diagnostic testing for neurological diseases. From 1991 until joining Amarin Pharmaceuticals, Inc., Mr. Guillen held several senior level sales and marketing positions with Elan Pharmaceuticals, an affiliate of Elan Corporation, PLC, including from 1996 to 2001 as Vice President of Sales and Marketing for Athena Diagnostics (Division of Elan), a reference laboratory dedicated to the development and commercialization of diagnostic testing for neurological disorders. Prior to joining Elan Pharmaceuticals, Mr. Guillen spent 17 years at Merck & Co., Inc., where he held a number of positions of increasing responsibility, including responsibility for the training and development of a 350 member sales management team. Mr. Guillen holds a B.S. in Zoology, with a minor in Chemistry, from the University of California, Davis, and MBA from the University of California, Riverside.

S. Colin Neill

Secretary and Director. Mr. Neill was appointed to the Board of Directors in April 2004. Mr. Neill joined Axonyx in September 2003 as Chief Financial Officer and Treasurer and was named Secretary in January 2004. From April 2001 to September 2003, Mr. Neill had been an independent consultant assisting small development stage companies raise capital. Previously, Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc., a publicly traded global contract research organization in the drug development business, from 1998 until its sale in April 2001. Prior to that, Mr. Neill served as Vice President and Chief Financial Officer of Continental Health Affiliates Inc. and its majority owned subsidiary Infu-Tech Inc. Mr. Neill’s experience has included that of Acting Vice President Finance and Chief Financial Officer of Pharmos Corporation, a biopharmaceutical company in the business of developing novel drug technologies. Earlier experience was gained as Vice President Finance and Chief Financial Officer of BTR Inc., a U.S. subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a British owned industrial gas company with substantial operations in the health care field. Mr. Neill served for four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France.

Gary M. Post

Director. Mr. Post has served as a director of OXIS since March 15, 2006. Since 1999 Mr. Post has been the Managing Director and Investment Principal of Ambient Advisors, LLC. Ambient Advisors primarily invests its own and its partners’ capital in private and public companies with a particular interest in the health care and life sciences sector and certain other special situations. Ambient Advisors also actively advises these companies, sometimes taking interim management roles. In his capacity as Managing Director at Ambient Advisors, Mr. Post has acted as an interim Chief Executive Officer in two private early to mid stage companies that Ambient had invested in, Opticon Medical, Inc., a medical device company and OccMeds Billing Services, Inc., a worker’s compensation pharmacy payment processing company. Mr. Post holds a MBA from the U.C.L.A. Graduate School of Management and an A.B. in Economics from Stanford University.

John E. Repine, M.D.

Director. Dr. Repine has served as a director of OXIS since October 2005. Since 1996, Dr. Repine has been the James J. Waring Professor of Medicine and Pediatrics at the University of Colorado Health Sciences Center. Since 1993, Dr. Repine has been the Chief Executive Officer and President of the Webb-Waring Institute for Cancer, Aging and Antioxidant Research. Dr. Repine graduated from the School of Medicine and completed training in internal medicine and pulmonary medicine at the University of Minnesota.  Dr. Repine has received many national awards for his research including an Established Investigator Award from the American Heart Association, the Alton Ochsner Award Relating Smoking and Health and the Senior Scholar in Aging Award from the Ellison Medical Foundation. Dr. Repine was the Principal Investigator for 10 years for one of six National Specialized Centers of Research (SCOR) of the National Institutes of Health for the Study of Acute Lung Injury.  Dr. Repine is a recognized expert in the study of vascular disorders, inflammation, oxidants and antioxidants.  Dr. Repine has served in various capacities with a number of biotechnology companies.

Timothy C. Rodell, M.D.

Director. Since 2002, Dr. Rodell has served as Chief Executive Officer of GlobeImmune, Inc., a development stage immunotherapy company focused on chronic viral diseases and cancer. Dr. Rodell has also served as Managing Partner of MTR, Inc., a consulting company specializing in clinical drug development and regulatory strategy, corporate development and financing and healthcare information technology since its inception in late 1995. Board-certified in Internal Medicine and Pulmonary Medicine, Dr. Rodell earned his M.D. from the University of North Carolina School of Medicine in 1980. He has completed post-doctoral fellowships in molecular and cell biology and is a Fellow of the American College of Chest Physicians. From 1999 until 2002, Dr. Rodell was President and Chief Executive Officer of RxKinetix, Inc., a private drug delivery company. From 1996 until 2000, Dr. Rodell held various positions at OXIS, including Chief Technology Officer and President of OXIS International, SA, our French subsidiary. Prior to that, Dr. Rodell was Executive Vice President of Operations and Product Development for Cortech, Inc. Before joining Cortech, Dr. Rodell practiced and taught emergency medicine, internal medicine and pulmonary and critical care medicine at the University of Colorado Health Sciences Center and Denver General Hospital, now Denver Health.

Michael D. Centron

Vice President and Chief Financial Officer. Michael Centron has served as Vice President and Chief Financial Officer since January 2006. Prior to joining OXIS, Mr. Centron served in various positions at Large Scale Biology Corporation from 1988 to 2005 including Vice President of Finance and Administration, Treasurer and Controller. On January 9, 2006, Large Scale Biology Corporation filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of California.  Mr. Centron is a certified public accountant and received his B.S. in economics from the Wharton School of the University of Pennsylvania and his M.B.A. from the Haas School of the University of California, Berkeley.

There are no family relationships between the officer and directors.

None of our directors, officers or affiliates, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to OXIS or any of its subsidiaries or has a material interest adverse to OXIS or any of its subsidiaries in reference to pending litigation.

Section 16(a) Beneficial Ownership Reporting Compliance

No director, officer or beneficial owner of more than 10% of any class of our equity securities failed to file a Form 3 or Form 4 on a timely basis in 2005.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct to provide guidance to its directors, officers and employees regarding standards for conduct of the Company’s business, which code has been delivered to all directors, officers and employees of the Company. The full text of our Code of Ethics and Business Conduct is available on our website at www.oxis.com.  To the extent required by law, any amendments to, or waivers from, any provision of the code of ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

ITEM 10. EXECUTIVE COMPENSATION

Our compensation and benefits program is designed to attract, retain and motivate employees to operate and manage our company for the best interests of its constituents. Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for our goals and achievements. The compensation philosophy is based on a base salary and a stock option program.

Summary Compensation Table

The following table summarizes the compensation earned by our Chief Executive Officer and our Chief Financial Officer, all acting in such capacities as of December 31, 2005, (collectively referred to as the “Named Executive Officers”). No other individuals served in any capacity as executive officers for us with salary and bonus in excess of $100,000 during 2005. The aggregate amount of perquisites and other personal benefits, securities or properties received by each Named Executive Officer was less than either $50,000 or 10% of the total annual salary and bonus reported for each respective Named Executive Officer in each year reported below.

				Long-Term
		Annual Compensation		Compensation - Awards		All Other
Name and Principal Position	Year	Salary	Other	Securities Underlying Options		Compensation

Steven T. Guillen (1)	2005	$209,000	$5,000 (2)	1,100,000		$2,000 (3)
President, Chief Executive	2004	—	—	—		—
Officer and Director	2003	—	—	—		—

Dr. Marvin S. Hausman (4)	2005	— (5)	15,000 (6)	613,000	(7)	—
Chairman of the Board,	2004	— (5)	—	50,000	(7)	—
Acting Chief Financial Officer,	2003	—	—	16,695	(7)	—
former Acting Chief Executive Officer

(1)   Mr. Guillen was appointed President, Chief Executive Officer and Director on February 28, 2005.
(2)   Includes $5,000 for car allowance.
(3)   Includes $2,000 for matching contribution under our 401(k) plan.
(4)   Dr. Hausman served as Acting Chief Executive Officer from December 8, 2004 to February 28, 2005 and as Acting Chief Financial Officer from December 8, 2004 until January 6, 2006. Dr. Hausman remains Chairman of the Board of Directors.
(5)   Dr. Hausman did not receive a cash salary for his services as Chairman and Acting President, Chief Executive Officer and Chief Financial Officer in either 2004 or 2005. See Director Compensation below for Dr. Hausman’s compensation as a director.
(6)   Dr. Hausman earned $15,000 pursuant to a consulting agreement with NW Medical Research Partners, Inc. Dr. Hausman is the sole member and manager of NW Medical Research Partners.
(7)   Includes stock option grants as a director and consultant.

Stock Option Grants in 2005

The following table summarizes information regarding stock options granted to Named Executive Officers during 2005.

Name	Number of Common Shares Underlying Options Granted	Percent of Total Options Granted to Employees in 2005 (1)	Exercise Price (2)	Expiration Date
Steven T. Guillen	600,000 (3) 500,000 (4)	23.0% 19.2%	$0.45 $0.29	February 28, 2015 December 27, 2015
Marvin S. Hausman, M.D.	5,000 (5) 108,000 (6) 500,000 (7)	0.2% 4.1% 19.2%	$0.34 $0.37 $0.29	June 21, 2015 October 4, 2015 December 27, 2015

(1)   Based upon a total of 2,608,000 stock options granted to all employees in 2005.
(2)   Exercise prices of granted stock options are equal to the closing price of our common stock on the date prior to the date of grant.
(3)   Common shares numbering 150,000 are exercisable on February 28, 2005 and 150,000 common shares are exercisable annually thereafter.
(4)   Common shares numbering 200,000 are exercisable on December 28, 2005 and 75,000 common shares are exercisable annually thereafter.
(5)   Common shares are exercisable on June 22, 2006.
(6)   Common shares numbering 9,000 are exercisable on October 5, 2005 and 9,000 common shares are exercisable monthly thereafter.
(7)   Common shares numbering 300,000 are exercisable on February 27, 2007, and 100,000 common shares are exercisable on each of December 28, 2007 and December 28, 2008.

Aggregated Options Exercised during 2005 and Year-End Option Values

The following table summarizes information regarding stock options exercised by the Named Executive Officers in 2005 and the value of unexercised “in-the-money” options they held at December 31, 2005.

	Common Shares Acquired	Value	Number of Securities Underlying Unexercised Options at December 31, 2005 (1)		Value of Unexercised In-the-Money Options at December 31, 2004 (2)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven T. Guillen	—	—	—	—	—	—
Marvin S. Hausman, M.D.	—	—	30,000	—	$1,200	—

(1)   Options are currently all exercisable.
(2)   In-the-money options represents unexercised options having a per share exercise price below $0.26, the closing price of our common stock at December 31, 2005. The value of unexercised in-the-money options equals the number of in-the-money options multiplied by the excess of $0.26 over the per-share exercise prices of the options. The value of unexercised in-the-money options at December 31, 2005, may never be realized by the option holders.

Director Compensation

We pay an annual fee of $4,000 to each non-employee director and an additional $1,000 to non-employee directors for serving as committee chair. During 2005, while we did not make payments under this policy, such expenses were accrued. We do not pay meeting fees but directors are reimbursed for their expenses incurred in attending meetings. Employee directors receive no other compensation as directors.

Under our 2003 Stock Incentive Plan, non-employee directors are automatically awarded options to purchase 30,000 shares of Common Stock upon becoming directors and automatically awarded options to purchase 5,000 shares of Common Stock annually thereafter.

The following table represents stock options that were granted during 2005 to non-employee directors.

Name	Automatic Options Issued for Service on Board		Discretionary Options		Total Options Granted
Marvin S. Hausman, M.D.	5,000	(1)	608,000	(3)	613,000
S. Colin Neill	5,000	(1)	100,000	(4)	105,000
Timothy C. Rodell, M.D.	5,000	(1)	100,000	(4)	105,000
John E. Repine, M.D.	30,000	(2)	30,000	(4)	60,000

(1)	Dr. Hausman, Mr. Neill and Dr. Rodell were granted 5,000 options on June 22, 2005 as director compensation for 2005. The exercise price is based on the closing price of $0.34 on June 22, 2005.
(2)	Dr. Repine was granted 30,000 options on October 5, 2005 upon becoming a director. The exercise price is based on the closing price of $0.37 on October 5, 2005.
(3)
Dr. Hausman was granted 500,000 options on December 28, 2005 for his services as Chairman of the Board, and Acting Chief Executive Officer and Acting Chief Financial Officer during 2005. These options were issued outside of the OXIS 2003 Stock Incentive Plan. Dr. Hausman was also granted 108,000 options pursuant to a Consulting Agreement with NW Medical Research Partners, Inc. Dr. Hausman is the sole member and manager of NW Medical Research Partners. The exercise price for an option to purchase 500,000 shares of common stock is based on the closing price of $0.29 on December 28, 2005 and an option to purchase 108,000 shares of common stock is based on the closing price of $0.37 on October 5, 2005.

(4)
Mr. Neill and Dr. Rodell were granted 100,000 options and Dr. Repine was granted 30,000 options on December 28, 2005 for their services on the Board of Directors in 2005. The exercise price is based on the closing price of $0.29 on December 28, 2005.

Employment Agreements

Marvin S. Hausman, M.D. did not enter into an Employment Agreement with OXIS concerning his services as Acting Chief Executive Officer and Acting Chief Financial Officer.

On February 28, 2005, we entered into a Letter Agreement, effective as of February 28, 2005, with Steven T. Guillen. The terms of the Letter Agreement include, but are not limited to, the following: (1) Mr. Guillen will serve as our President and Chief Executive Officer; (2) Mr. Guillen’s initial annual base salary will be $250,000, subject to annual salary and performance reviews and potential salary increases at the sole discretion of the Board; (3) Mr. Guillen will be eligible for a performance-based bonus determined at the discretion of the Board, the range of which is expected to be between 25% and 50% of Mr. Guillen’s annual base salary, depending upon the attainment of certain goals to be mutually agreed upon between Mr. Guillen and the Board; (4) Mr. Guillen has received irrevocable stock option grants in the aggregate amount of 600,000 shares of our common stock under the OXIS 2003 Stock Incentive Plan, or the Plan, and pursuant to a standalone grant outside of the Plan; (5) The options have an exercise price per share equal to $0.40; (6) Mr. Guillen will be entitled to full vesting of the then-unvested shares subject to the irrevocable stock option grants upon a Change of Control (as defined in the Letter Agreement) to include, (i) a merger, consolidation, or reorganization approved by our stockholders, unless securities representing more than (50%) of the total combined voting power of the voting securities of the successor company are immediately thereafter beneficially owned, directly or indirectly, and in substantially the same proportion, by the persons who beneficially owned our outstanding voting securities immediately prior to such transaction, or (ii) any stockholder-approved transfer or any other disposition of all of our assets, or (iii) the acquisition, directly or indirectly, by any person or related group of persons (other than OXIS or a person that directly or indirectly controls, is controlled by, or is under common control of, OXIS), of beneficial ownership (within the meaning of Rule 13d of the 1934 Act) of securities possessing more than (50%) of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to our stockholders, or (iv) a change in the composition of the Board such that (a) five or more Board members resign or are otherwise removed as Board members within any period of six consecutive months or less; (b) five or more Board members opt not to stand for re-election to the Board within any period of six consecutive months or less; or (c) any combination of the foregoing subsections occur such that five or more Board member positions are affected by a combination of resignations or removals, or the decision not to stand for re-election, within any period of six consecutive months or less, or upon Mr. Guillen’s termination of his employment with our company for “good reason” (as defined in the Letter Agreement) (collectively, the “Acceleration Events”); (7) Mr. Guillen purchased 600,000 fully-vested shares of our common stock, at the then-current market price of $0.40 per share from the pool of shares reserved in the Plan; (8) Mr. Guillen has become a member of the Board; and (9) As further described and qualified in the Letter Agreement, Mr. Guillen will be entitled to receive certain severance benefits, including payments equal to one month of his base salary for a period of 12 months, in the event that: (i) OXIS terminates his employment without “cause” (as defined in the Letter Agreement), (ii) within twelve months after a Change of Control, Mr. Guillen terminates his employment with “good reason” (as defined in the Letter Agreement) or (iii) Mr. Guillen’s employment terminates as a result of his death or disability (each a “Severance Termination”).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known by us with respect to the beneficial ownership of our common stock as of March 24, 2006 by (i) each person who is known by us to own beneficially more than 5% of common stock, (ii) each of the Named Executive Officers (see “Executive Compensation” above), (iii) each of our directors and (iv) all of our current officers and directors as a group. Except as otherwise listed below, the address of each person is c/o OXIS International, Inc., 323 Vintage Park Drive, Suite B, Foster City, California 94404.

The percentage of shares beneficially owned is based on 42,538,397 shares of common stock outstanding as of March 24, 2006. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 24, 2006 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and, as Appropriate, Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Axonyx Inc.
500 7th Avenue, 10th Floor
New York NY 10018 (1)	15,139,212	35.6%
Bristol Investment Fund, Ltd.
Bristol Capital Advisors, LLC 10990 Wilshire Blvd., Suite 1410
Los Angeles, CA 90024 (2)	7,735,850	16.7%
Silverback Asset Management, LLC
1414 Raleigh Road, Suite 250 Chapel Hill, NC 27517 (3)	3,301,888	7.4%
Silverback Master Ltd.
c/o Silverback Asset Management, LLC 1414 Raleigh Road, Suite 250 Chapel Hill, NC 27517 (4)	2,830,190	6.4%
Marvin S. Hausman, M.D. (5)	15,295,407	35.8%
S. Colin Neill (6)	14,087,567	33.0%
Steven T. Guillen (7)	1,100,000	2.6%
Timothy C. Rodell, M.D. (8)	378,737	*
John E. Repine, M.D. (9)	29,400	*
Gary M. Post (10)	15,000	*
Executive officers and directors as a group — 7 persons (11)	16,961,044	38.8%
__________________
*	Less than one percent.

(1)
Based on a Schedule 13D/A filed with the SEC on March 5, 2004, filed on behalf of Axonyx and Dr. Hausman. Pursuant to the Schedule 13D/A Axonyx has sole voting power as to 13,982,567 and (with a correction to the number of shares reported in such Schedule 13D/A as being held by Dr. Hausman) shared voting power as to 15,139,212 shares. In addition, Axonyx has sole dispositive power as to 13,982,567 shares and (with a correction to the number of shares reported in such Schedule 13D/A as being held by Dr. Hausman) shared dispositive power as to 15,139,212 shares. Axonyx in the Schedule 13D/A disclaims beneficial ownership of Dr. Hausman’s shares.

(2)
Bristol Investment Fund, Ltd.’s holdings include 3,867,925 shares of common stock, warrants to purchase 1,933,963 shares of common stock at a price of $0.66 per share and warrants to purchase 1,933,962 shares of common stock at a purchase price of $1.00 per share. Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd. Mr. Kessler disclaims beneficial ownership of these securities.

(3)
Silverback Asset Management, LLC Based on a Schedule 13G filed with the SEC on February 14, 2006 on behalf of Silverback Asset Management, LLC, Silverback Master Ltd. and Elliott Bossen. OXIS believes that the holdings of Silverback Asset Management, LLC include 1,415,095 shares of common stock, warrants to purchase 707,548 shares of common stock at a price of $0.66 per share and warrants to purchase 707,547 shares of common stock at a purchase price of $1.00 per share held by Silverback Master Ltd. and include warrants to purchase 235,849 shares of common stock at a price of $0.66 per share and warrants to purchase 235,849 shares of common stock at a purchase price of $1.00 per share held by Silverback Life Sciences Master Fund Ltd. OXIS believes that Silverback Asset Management, LLC has shared voting power as to 1,415,095 shares of common stock and 1,415,095 shares subject to warrants held by Silverback Master Ltd. and warrants to purchase 235,849 shares of common stock at a price of $0.66 per share and warrants to purchase 235,849 shares of common stock at a purchase price of $1.00 per share held by Silverback Life Sciences Master Fund Ltd. Silverback Asset Management, LLC (“SAM”) serves as investment manager to Silverback Master Ltd. and Silverback Life Sciences Master Fund Ltd. In that capacity, SAM may be deemed to be the beneficial owner of securities held by Silverback Master Ltd. and Silverback Life Sciences Master Fund Ltd. SAM disclaims beneficial ownership of the securities held by Silverback Master Ltd. and Silverback Life Sciences Master Fund Ltd. Elliot Bossen is the sole Managing Member of SAM and is primarily responsible for the investment decisions of SAM. Elliot Bossen disclaims beneficial ownership of the securities held by Silverback Master Ltd. and Silverback Life Sciences Master Fund Ltd.

(4)
Silverback Master Ltd. Based on a Schedule 13G filed with the SEC on February 14, 2006 on behalf of Silverback Asset Management, LLC, Silverback Master Ltd. and Elliott Bossen. Pursuant to the Schedule 13G, Silverback Master Ltd.’s holdings include 1,415,095 shares of common stock, warrants to purchase 707,548 shares of common stock at a price of $0.66 per share and warrants to purchase 707,547 shares of common stock at a purchase price of $1.00 per share. Silverback Asset Management, LLC (“SAM”) serves as investment manager to Silverback Master Ltd. and Silverback Life Sciences Master Fund Ltd. In that capacity, SAM may be deemed to be the beneficial owner of securities held by Silverback Master Ltd. and Silverback Life Sciences Master Fund Ltd. SAM disclaims beneficial ownership of the securities held by Silverback Master Ltd. and Silverback Life Sciences Master Fund Ltd. Elliot Bossen is the sole Managing Member of SAM and is primarily responsible for the investment decisions of SAM. Elliot Bossen disclaims beneficial ownership of the securities held by Silverback Master Ltd. and Silverback Life Sciences Master Fund Ltd.

(5)
The holdings of Marvin S. Hausman, M.D. include 1,156,645 shares of common stock and 156,195 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 24, 2006 and 13,982,567 shares held by Axonyx Inc. Dr. Hausman has sole dispositive power as to 1,156,645 shares and shared dispositive power as to 15,139,212 shares, including 13,982,567 shares held by Axonyx Inc. Dr. Hausman is a director of Axonyx Inc. Dr. Hausman in the Schedule 13D/A disclaims beneficial ownership of Axonyx’s shares.

(6)
The holdings of S. Colin Neill include 105,000 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 24, 2006, and 13,982,567 shares held by Axonyx because of Mr. Neill’s continuing relationship with Axonyx. Mr. Neill is an executive officer of Axonyx. Mr. Neill disclaims beneficial ownership of the shares owned by Axonyx, except for his proportional interest therein, if any.

(7)	The holdings of Steven T. Guillen include 600,000 shares of common stock and 500,000 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 24, 2006.
(8)	The holdings of director Timothy C. Rodell include 1,000 shares of common stock and 377,737 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 24, 2006.
(9)	The holdings of director John E. Repine include 29,400 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 24, 2006.
(10)	The holdings of director Gary M. Post include 15,000 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 24, 2006.
(11)
The holdings of the executive officers and directors as a group include an aggregate 15,740,212 shares of common stock and 1,183,332 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 24, 2006.

Series C Preferred Stock

The following table sets forth certain information, as of March 24, 2006, with respect to persons known by us to be the beneficial owner of more than five percent (5%) of the OXIS Series C Preferred Stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)
American Health Care Fund, L.P.
2748 Adeline, Suite A
Berkeley, CA 94703 (1)	77,000	80%
Megapolis BV
Javastraaat 10
2585 The Hague, Netherlands (1)	19,230	20%
________________
(1)
As required by regulations of the SEC, the number of shares in the table includes shares which can be purchased within 60 days, or, shares with respect to which a person may obtain voting power or investment power within 60 days. Also required by such regulations, each percentage reported in the table for these individuals is calculated as though shares which can be purchased within 60 days have been purchased by the respective person or group and are outstanding.

Equity Compensation Plan Information

The following is a summary of OXIS’ equity compensation plans at December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	4,874,352	$0.70	493,270
Equity compensation plans not approved by security holders (2)	1,503,438	$0.26	—
Total	6,377,790		493,270

(1)
As of December 31, 2005, we have granted options to purchase 2,136,730 shares of common stock under our 2003 Stock Incentive Plan and 2,737,622 shares of common stock under the 1994 Stock Incentive Plan. Our 1994 Stock Incentive Plan terminated on April 30, 2004 and no additional grants may be made under that plan. As approved by stockholders, we may grant additional options to purchase up to 493,270 shares of common stock under our 2003 Stock Incentive Plan. The number of shares reserved for issuance pursuant to options under the 2003 Stock Incentive Plan was increased by 300,000 shares on January 1, 2006 pursuant to an evergreen provision in the stock option plan. Those additional share reserves are not included in the above numbers.

(2)
We have granted an aggregate of 1,503,438 options to officers, directors, consultants and advisors outside of our 1994 Stock Incentive Plan and our 2003 Stock Incentive Plan on a case by case basis at the discretion of the board of directors.

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Letter Agreement with Vice President and Chief Financial Officer

On January 6, 2006 OXIS and Michael D. Centron signed a Letter Agreement outlining the basic terms of his employment with OXIS as Vice President and Chief Financial Officer. On the same day the board of directors of OXIS ratified the Letter Agreement and granted stock options to Mr. Centron pursuant to the terms of the Letter Agreement.

Under the terms of the Letter Agreement, Mr. Centron will receive a base salary of $150,000 per year with eligibility for a twenty percent performance based annual bonus. In addition, Mr. Centron was granted a ten year incentive stock option to purchase 150,000 shares of common stock of OXIS at an exercise price of $0.30 per share. The stock option grant will vest as follows: 25% vest immediately, 25% vest on January 6, 2007, 25% vest on January 6, 2008 and 25% vest on January 6, 2009. Mr. Centron will be entitled to receive certain severance payments and benefits in the event that OXIS terminates his employment without “cause”, as defined in the Letter Agreement, if Mr. Centron terminates his employment with “good reason”, as defined in the Letter Agreement, within twelve months after a change of control (as defined in OXIS’ 2003 Incentive Stock Plan), or in the event that Mr. Centron’s employment terminates as a result of his death or disability (any of the foregoing being a “Severance Termination”). In the event of a Severance Termination, Mr. Centron will receive a payment equal to three months of his then effective base salary. In addition, the exercise period for any options vested as the termination date will be extended until the later of January 6, 2011 or the third anniversary of the termination date, provided however that no exercise of options will be allowed after the expiration of their term.

Consulting Agreement with Chairman of the Board of Directors

On November 17, 2005, we entered into a Consulting Agreement with NW Medical Research Partners, Inc. Marvin Hausman, M.D., Chairman of the Board of Directors of OXIS, is the sole member and manager of NW Medical Research Partners. Dr. Hausman has previously been the interim Chief Executive Officer and interim Chief Financial Officer of OXIS. Dr. Hausman is a member of the board of directors and a former President and Chief Executive Officer of Axonyx Inc. Axonyx currently holds approximately 33% of the issued and outstanding shares of OXIS. Pursuant to the Consulting Agreement Marvin Hausman will provide certain consulting services pertaining to licensing of intellectual property, development of potential products and financing activities or other projects at the request of the Chief Executive Officer of OXIS for a one year period, renewable for a second year. Dr. Hausman will receive monthly compensation in the amount of $5,000. For any hours Dr. Hausman works in addition to 20 hours per month up to a limit of 50 hours per month, he will be paid hourly compensation in the amount of $500 per hour. Dr. Hausman is also compensated with the grant of a stock option to purchase 108,000 shares of OXIS common stock at an exercise price of $0.37 per share, with 9,000 options vesting each month over the term of the agreement. Dr. Hausman will be reimbursed for his healthcare insurance.

Consulting Agreement with Acting Chief Operating Officer

Manus O’Donnell, our former Acting Chief Operating Officer received monthly cash compensation from OXIS under a consulting agreement dated May 28, 2004 with the following principal terms: (i) an engagement of Mr. O’Donnell extending 2-3 months subject to change as developments occur, (ii) payments to Mr. O’Donnell of $25,000 per month, and (iii) termination of the Agreement by either party on one week’s notice. Subsequently, on October 14, 2004, a follow on consulting agreement was entered into with Mr. O’Donnell under which his consulting services were extended until February 28, 2005 when Steve Guillen as Chief Executive Officer was hired, and, in addition to the continued payments of $25,000 per month, Mr. O’Donnell was granted a stock option to purchase 100,000 shares of common stock at $0.59 per share. Currently, following the hiring of a full-time Chief Executive Officer, Mr. O’Donnell remains available to provide services to OXIS when needed.

Letter Agreement with President and Chief Executive Officer

On February 28, 2005, we entered into the Letter Agreement with Steven T. Guillen as described under “Employment Agreements.”

On March 10, 2006, OXIS entered into a Promissory Note, or Note, with Steven T. Guillen, the President and Chief Executive Officer of OXIS. Pursuant to the terms of the Note, Mr. Guillen is lending OXIS $200,000 with interest to accrue at annual rate of 7.0%. No payments of interest or principal are required prior to the maturity date. The maturity date of the Note is the earlier of September 10, 2006 or, at the option of Mr. Guillen, the date OXIS receives net proceeds in the amount of $500,000 or more from a debt or equity financing. In addition, if, at any time on or before the maturity date, OXIS enters into an agreement to incur debt, Mr. Guillen has the right to rollover this Note into such debt arrangement, on the same terms and conditions offered to such future lenders. The obligation to pay all unpaid principal and accrued interest will be accelerated upon an event of default, including the bankruptcy of OXIS or related events. The purpose of this loan is to provide the corporation with short term financing as it seeks longer term financing.

Understanding Regarding Board of Director Changes

As reported in our Information Statement to Shareholders, filed with the SEC and mailed to Shareholders on April 15, 2004, an understanding, or Understanding, between OXIS and Axonyx, its controlling shareholder, resulted in three of our six directors (William G. Pryor, Ted Ford Webb and Thomas M. Wolf) agreeing to resign from the Board of Directors on March 10, 2004. On the same date, the Board of Directors designated four new individuals (Gosse B. Bruinsma, S. Colin Neill, Gerard J. Vlak and Steven H. Ferris), pursuant to Section 223(d) of the Delaware General Corporation Law, to fill the resulting resignations once they became effective. The change in membership of the Board of Directors became effective on April 25, 2004, ten (10) days after we mailed to record shareholders the Information Statement concerning such change.

Axonyx Loan

On June 1, 2004, we secured a $1,200,000 loan from Axonyx, or Axonyx Loan. To evidence the Axonyx Loan, we issued to Axonyx a one-year secured promissory note bearing interest at an annual rate of 7%. Under the terms of the Axonyx Loan, OXIS promised to pay Axonyx $1.2 million plus accrued interest upon the receipt by OXIS of at least $2,000,000 in net proceeds from a debt or equity offering. The closing of a transaction where OXIS sold securities in a private placement, or the Private Placement Transaction, triggered repayment of its indebtedness under the Axonyx Loan. On January 6, 2005 after the closing of the Private Placement Transaction, OXIS repaid its indebtedness under the Axonyx Loan in full by paying to Axonyx $1,222,380.82.

ITEM 13. EXHIBITS

See Exhibit Index that appears on page 50.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $51,000 and $59,000, respectively, from Williams & Webster, P.S. for the fiscal years 2005 and 2004 annual audit and for review of OXIS consolidated financial statements included in its Forms 10-QSB for the 2005 and 2004 fiscal years. In addition, we incurred fees of $62,000 from Williams & Webster, P.S. for the audit and review of our subsidiary, BioCheck, for the years ended December 31, 2003, 2004 and 2005.

Audit Related Fees

We incurred aggregate fees and expenses of approximately $16,000 from Williams & Webster, P.S. during 2005 related to the filing of SEC Form SB-2 and other SEC matters.

Tax Fees

We incurred aggregate fees and expenses of $6,500 from Williams & Webster, P.S. during each of the fiscal years 2005 and 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

None.

Our Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006

OXIS International, Inc. Registrant

By:	/s/ Steven T. Guillen
Steven T. Guillen President and Chief Executive Officer

By:	/s/ Michael D. Centron
Michael D. Centron Principal Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Steven T. Guillen and Michael D. Centron as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant.

/s/Steven T. Guillen	March 31, 2006	/s/Marvin S. Hausman, M.D.	March 31, 2006
Steven T. Guillen	Date	Marvin S. Hausman, M.D.	Date

/s/S. Colin Neill	March 31, 2006	/s/John E. Repine	March 31, 2006
S. Colin Neill	Date	John E. Repine	Date

/s/Timothy C. Rodell, M.D.	March 31, 2006	/s/Gary M. Post	March 31, 2006
Timothy C. Rodell, M.D.	Date	Gary M. Post	Date

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	12/31/01	3(a)
3.2	Bylaws of the Company as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	6/30/03	3
10.1	Series C Preferred Stock Subscription and Purchase Agreement (form); dated April 1996 (1,774,080 shares in total)	10-KSB	12/31/01	10(b)
10.2	Subscription Agreement, Warrant to Purchase Common Stock and Form of Subscription dated July 2003 - August 2003	10-KSB	12/31/03	10(d)
10.3	Note and Warrant Purchase Agreement dated January 14, 2004	10-KSB	12/31/03	10.I
10.4	Form of Convertible Promissory Note dated January 14, 2004	10-KSB	12/31/03	10.J
10.5	Form of Warrant to Purchase Common Stock dated January 14, 2004	10-KSB	12/31/03	10.K
10.6	Form of Loan Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 1, 2004	8-K	06/01/04	99.2
10.7	Form of Promissory Note between OXIS International, Inc. and Axonyx, Inc. dated June 1, 2004	8-K	06/01/04	99.3
10.8	Form of Security Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 1, 2004	8-K	06/01/04	99.4
10.9	Form of License Agreement between OXIS International, Inc. and Haptoguard, dated September 29, 2004	10-QSB	09/30/04	10.N
10.10	Securities Purchase Agreement, dated December 30, 2004	8-K/A	02/10/05	99.1
10.11	Registration Rights Agreement ,dated December 30, 2004	8-K/A	02/10/05	99.2
10.12	Form of Common Stock Warrant, dated December 30, 2004	8-K/A	02/10/05	99.3
10.13	Consulting Agreement between OXIS International, Inc. and Marvin D, Hausman, M.D., dated October 14, 2004	SB-2	02/25/05	10.O
10.14	Form of Indemnification Agreement between OXIS International, Inc. and its Officers and Directors	SB-2	02/25/05	10.P
10.15	Letter Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	8-K	02/28/05	10.1
10.16	Restricted Stock Purchase Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	8-K	02/28/05	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.17	Notice of Stock Option Award and related Stock Option Agreement between OXIS International Inc. and Steven T. Guillen, dated February 28, 2005	SB-2/A	04/29/05	10.(T)
10.18	Nonqualified Stock Option Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	SB-2/A	04/29/05	10.(U)
10.19	Conversion Agreement between OXIS International, Inc. and Equitis Entreprise, dated May 23, 2005	8-K	05/25/05	99.1
10.20	Agreement between OXIS International, Inc. and Timothy C. Rodell date July 31, 2005	8-K	08/04/05	99.1
10.21	Stock Purchase Agreement between OXIS International, Inc. and BioCheck Inc. dated September 19, 2005	8-K	09/23/05	99.1
10.22	Tenth Amendment to Lease between OXIS International, Inc. and Rosan, Inc. dated October 28, 2005	8-K	11/02/05	10.1
10.23	Consulting Agreement between OXIS International, Inc. and NW Medical Research Partners dated November 17, 2005	8-K	11/23/05	10.1
10.24	Executive Employment Agreement between OXIS International, Inc., BioCheck, Inc. and John Chen dated December 6, 2005				X
10.25	Option and Reimbursement Agreement between Evernew Biotech, Inc., OXIS International, Inc. and the shareholders of Evernew, dated December 6, 2005				X
10.26	Letter Agreement between OXIS International, Inc. and Michael D. Centron dated January 6, 2006.	8-K	01/06/06	10.1
10.27	Lease Agreement between OXIS International, Inc. and Westcore Peninsula Vintage LLC dated February 8, 2006	8-K	02/13/06	10.1
10.28	Promissory Note issued by OXIS International, Inc. to Steven T. Guillen dated March 10, 2006.	8-K	03/14/06	10.1
21.1	Subsidiaries of OXIS International, Inc.				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Board of Directors
OXIS International, Inc.
Foster City, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of OXIS International, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OXIS International, Inc., and subsidiaries as of December 31, 2005 and 2004 and the results of its operations, shareholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 27, 2006

OXIS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$614	$4,687
Accounts receivable, net of allowance of $2 and $7, respectively	865	229
Private placement proceeds receivable	—	2,250
Inventories	650	246
Prepaid expenses and other current assets	238	128
Deferred tax assets	14	—
Restricted cash	3,060	—
Total current assets	5,441	7,540
Property, plant and equipment, net	243	61
Patents, net	831	875
Goodwill and other assets, net	1,291	—
LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,806	$8,476
Current liabilities:
Accounts payable	$505	$491
Accrued expenses	468	829
Accounts payable to related party	194	—
Note payable	3,060	—
Notes payable to shareholders	—	1,360
Total current liabilities	4,227	2,680
Long-term deferred taxes	41	—
Total liabilities	4,268	2,680
Minority interest	604	—
Commitments and contingencies	—	—
Shareholders’ equity:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series B - None and 428,389 shares issued and outstanding at December 31, 2005 and 2004, respectively (aggregate liquidation preference of $1,000)	—	4
Series C - 96,230 shares issued and outstanding	1	1
Common stock - $0.001 par value; 95,000,000 shares authorized; 42,538,397 shares issued and outstanding at December 31, 2005 and 28,807,040 shares issued and outstanding and 12,264,158 issuable at December 31, 2004	43	41
Additional paid-in capital	68,686	68,437
Accumulated deficit	(65,379)	(62,270)
Accumulated other comprehensive loss	(417)	(417)
Total shareholders’ equity	2,934	5,796
	$7,806	$8,476

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except earnings per share data)

	Years Ended December 31,
	2005	2004
Product revenues	$2,397	$1,914
License revenues	100	450
Total revenue	2,497	2,364
Cost of product revenues	1,345	1,216
Gross profit	1,152	1,148
Operating expenses:
Research and development	499	278
Selling, general and administrative	2,342	1,843
Purchased in-process research and development	1,500	—
Foreign legal proceedings	—	183
Restructuring charges	—	605
Total operating expenses	4,341	2,909
Loss from operations	(3,189)	(1,761)
Other income (expenses):
Interest income	110	1
Other income	4	19
Financing fees	—	(856)
Interest expense	(26)	(101)
Total other income and expenses	88	(937)
Minority interest in subsidiary	(6)	—
Loss before provision for income taxes	(3,107)	(2,698)
Provision for income taxes	(2)	—
Net loss	(3,109)	(2,698)
Other comprehensive loss - foreign currency translation adjustment	—	(26)
Comprehensive loss	$(3,109)	$(2,724)
Net loss per share - basic and diluted	$(0.07)	$(0.10)
Weighted average shares outstanding - basic and diluted	42,213,275	26,828,289

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands of dollars, except Shares)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2003	524,619	$5	26,427,910	$26	$60,724	$(59,572)	$(391)	$792
Exercise of stock options			791,532	1	136			137
Issuance of common stock for services			66,666		46			46
Stock compensation expense for
options issued to non-employees					44			44
Conversion of note payable into
common stock and issuance
of related warrants			1,520,932	2	1,379			1,381
Issuable common stock and warrants
in private placement			12,264,158	12	6,108			6,120
Net loss						(2,698)		(2,698)
Other comprehensive loss							(26)	(26)
Balance, December 31, 2004	524,619	5	41,071,198	41	68,437	(62,270)	(417)	5,796
Cost of registration statement related
to private placement					(302)			(302)
Exercise of stock options			322,166		45			45
Issuance of common stock			600,000	1	239			240
Stock compensation expense for
options issued to non-employees					20			20
Conversion of shareholder note payable
into common stock			459,355	1	243			244
Conversion of Series B preferred stock
into common stock	(428,389)	(4)	85,678		4			-
Net loss						(3,109)		(3,109)
Balance, December 31, 2005	96,230	$1	42,538,397	$43	$68,686	$(65,379)	$(417)	$2,934

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,109)	$(2,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	28	21
Amortization of intangible assets	126	152
Purchased in-process research and development expense	1,500	—
Write-off of capitalized patent costs	105	—
Stock compensation expense	20	90
Common stock issued for accrued interest	—	38
Amortization of deferred financing costs	—	654
Common stock warrants issued for financing fees	—	202
Minority interest in subsidiary	6	—
Changes in assets and liabilities:
Accounts receivable	(26)	22
Inventories	(108)	49
Prepaid expenses and other current assets	(62)	11
Other assets	—	30
Accounts payable	(152)	(118)
Accrued expenses	(431)	505
Accounts payable to related party	10	—
Net cash used by operating activities	(2,093)	(1,042)
Cash flows from investing activities:
Acquisition of common shares of subsidiary	(3,215)	—
Investment in restricted certificate of deposit	(3,060)	—
Cash acquired in business combination	407	—
Capital expenditures	(33)	(47)
Increase in patents	(172)	(262)
Net cash used by investing activities	(6,073)	(309)
Cash flows from financing activities:
Collection of private placement proceeds receivable, net of registration statement costs	1,948	—
Proceeds from issuance of stock and related warrants, net of financing charges	—	3,870
Proceeds from short-term borrowings and issuance of related warrant, net of financing charges	—	486
Proceeds from issuance of common stock	240	—
Proceeds from exercise of stock options	45	136
Proceeds from short-term borrowing	3,060	1,200
Repayment of short-term borrowings	(1,200)	—
Net cash provided by financing activities	4,093	5,692
Other comprehensive gain (loss) - foreign currency translation	—	(26)
Net increase (decrease) in cash and cash equivalents	(4,073)	4,315
Cash and cash equivalents at beginning of year	4,687	372
Cash and cash equivalents at end of year	$614	$4,687

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

1. The Company and Summary of Significant Accounting Policies

OXIS International, Inc. and its subsidiaries (collectively, “OXIS” or the "Company") is a clinical diagnostics company engaged in the development of clinical and research assays, diagnostics, nutraceutical and therapeutic products, which include new technologies applicable to conditions and diseases associated with oxidative stress. OXIS derives its revenues primarily from sales of research diagnostic assays to research laboratories during 2005. The Company’s diagnostic products include twenty-five research assays to measure markers of oxidative stress.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. The Company’s principal executive offices were relocated to Foster City, California from Portland, Oregon on February 15, 2006.

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck, Inc. (“BioCheck”) and certain stockholders of BioCheck to purchase all of the common stock of BioCheck for $6.0 million in cash. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for $3,060,000 in cash. The consolidated statement of operations for the year ended December 31, 2005 includes the results of operations of BioCheck from December 6, 2005, the date of acquisition, and the consolidated balance sheet at December 31, 2005 includes the assets and liabilities of BioCheck. With the BioCheck acquisition, the Company anticipates that over fifty percent of its revenues will be derived from sales of clinical diagnostic assays in 2006.

The Company incurred net losses of $3.1 million in 2005 and $2.7 million in 2004. BioCheck generated a profit of $0.2 million in 2005. This amount of profit would not be enough to offset the Company’s current losses. The 2005 loss includes an expense of $1.5 million for purchased in-process research and development that will not reoccur in 2006. However, the Company is seeking debt financing that may have related warrants. Such a financing may result in large non-cash financing charges that could delay profitability. The Company’s plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company can not assure you that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $65,379,000 through December 31, 2005. On a consolidated basis, the Company had cash and cash equivalents of $614,000 at December 31, 2005 of which $282,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities. The cash held by the OXIS parent company of $332,000 at December 31, 2005 is not sufficient to sustain its operations through the first quarter of 2006 without additional financings. During March 2006, the Company received $200,000 from its president and chief executive officer in exchange for a promissory note. An estimated $1.0 million is believed necessary to continue operations through the next fiscal year and approximately $3.0 million is required to purchase the remaining 49% of BioCheck. The Company is seeking additional loan and equity financings to obtain sufficient funds to sustain operations, implement its marketing campaign and purchase the remaining 49% of BioCheck. The Company plans to increase revenues by its marketing campaign and the introduction of new products. However, we cannot assure you that we will successfully obtain debt or equity financing, if any, sufficient to finance our goals or that we will increase product related revenues as such events are subject to factors beyond our control. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Consolidation and Comprehensive Income

The accompanying consolidated financial statements include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company’s financial statements are prepared using the accrual method of accounting. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck. The consolidated statement of operations for the year ended December 31, 2005 includes the results of operations of BioCheck from December 6, 2005, the date of acquisition, and the consolidated balance sheet at December 31, 2005 includes the assets and liabilities of BioCheck. The foreign subsidiaries’ assets and liabilities are translated at the exchange rates at the end of the year, and their statements of operations are translated at the average exchange rates during each year. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income or loss and accumulated as a separate component of shareholders' equity. There were no items of other comprehensive income or loss in 2005 and, therefore, comprehensive loss is the same as net loss for 2005.

Segment Reporting

The Company currently manages its business on the basis of one reportable segment. The Company’s management uses consolidated results of the Company’s operations to make decisions affecting product development, manufacturing, and marketing. The Company determines and discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (hereinafter “SFAS No. 131”) which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers (see Note 13). The Company’s management reporting structure provided for two segments prior to 2004 and the first quarter of 2004 and accordingly, separate segment information was presented.

Use of Estimates

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities revenues and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Revenues from sales to one of the Company’s distributors located outside of the United States were 15% and 11% of total revenues during 2005 and 2004, respectively. Approximately 38% of the Company’s revenues were attributed to seven customers in 2005 and 40% of the Company’s sales revenues were attributed to six customers in 2004. In addition, the Company signed an exclusive license agreement during the third quarter of 2004, resulting in revenues of $450,000, or 19% of total revenues for 2004 (see Note 12).

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. Cash equivalents and marketable securities consist of high quality credit instruments and management regularly monitors their composition and maturities. The Company maintains cash in money market accounts and a bank certificate of deposit. Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and generally requires no collateral from customers. The Company maintains allowances for estimated probable losses, when applicable.

Derivative instruments

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. During 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments.

Fair value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, inventory, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The fair value of debt is based upon current interest rates for debt instruments with comparable maturities and characteristics and approximates the carrying amount.

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The following table summarizes the activity for the Company’s allowance for doubtful accounts:

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2004	$4,000	$3,000	$—	$7,000
Year ended December 31, 2005	7,000	—	(5,000)	2,000

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at December 31, 2005 and 2004.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Restricted Cash

The Company invested $3,060,000 of cash into a 30-day certificate of deposit at KeyBank, N.A. (“KeyBank”) and entered into a $3,060,000 non-revolving one-year loan agreement with KeyBank on December 2, 2005 for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit to KeyBank under the loan agreement. Consequently, the certificate of deposit is classified as restricted cash on the consolidated balance sheet at December 31, 2005 as the cash is restricted as to use.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which are 3 to 10 years for machinery and equipment, the shorter of the lease term or estimated economic life for leasehold improvements. For the Company’s BioCheck subsidiary, depreciation has been computed on a double-declining basis over the estimated useful lives of the assets, which generally has been 7 years for machinery and equipment, and 39 years for leasehold improvements. BioCheck will conform to the Company’s straight-line depreciation method for assets purchased after 2005.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Patents

Acquired patents are capitalized at their acquisition cost or fair value. The legal costs, patent registration fees and models and drawings required for filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies that are projected to generate future positive cash flows in the near term. Legal costs associated with patent applications that are not determined to be commercially viable are expensed as incurred. All research and development costs incurred in developing the patentable idea are expensed as incurred. Legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents are capitalized.

Capitalized cost for pending patents are amortized on a straight-line basis over the remaining twenty year legal life of each patent after the costs have been incurred. Once each patent is issued, capitalized costs are amortized on a straight-line basis over the shorter of the patent's remaining statutory life, estimated economic life or ten years.

Goodwill

In connection with the acquisition of BioCheck (see Note 2), the Company recorded goodwill equal to the excess of the fair value of the consideration given over the estimated fair value of the assets and liabilities received. The goodwill was primarily attributed to the reputation of the principals and the cGMP/ISO 9000 compliant manufacturing facilities in Foster City, California.

Impairment of Long Lived Assets

The Company’s long-lived assets include capitalized patents, goodwill, property and equipment related to the Company’s manufacturing facilities in California and Oregon. The Company evaluates its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of the Company’s long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets (see Notes 4, 5 and 6).

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company relocated manufacturing and administrative functions from Portland, Oregon to Foster City, California during the first quarter of 2006 and closed the Portland, Oregon facility. Certain assets will be disposed of or sold during 2006. Since the Company has not yet determined those individual assets for sale or disposition at December 31, 2005, no assets have been reclassified to property, plant and equipment held for sale and disposition. The Company believes that no adjustments are needed to the carrying value of these assets at December 31, 2005 and 2004.

In connection with the acquisition of BioCheck (see Note 2), the Company recorded goodwill equal to the excess of the fair value of the consideration given over the estimated fair value of the assets and liabilities received. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) that discontinued the amortization of goodwill and requires the testing of goodwill for impairment annually, or sooner, if indicators of potential impairment exist, based upon a fair value approach. In accordance with SFAS No. 142, OXIS performed an impairment test of goodwill as of December 6, 2005 and found no evidence of impairment. The Company evaluated several factors to determine the fair value of the BioCheck business including projected cash flows from product sales and cash receipts expected from those sales.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

The Company manufactures, or has manufactured on a contract basis, research and diagnostic assays and fine chemicals, which are its primary products sold to customers. Revenue from the sale of the Company’s products, including shipping fees, if any, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectibility is reasonably assured. Revenue from sales to distributors of the Company’s products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms.

The Company recognizes license fee revenue for licenses to its intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license and collectibility is reasonably assured or over the period of the obligation, as applicable, and the amount of the variable fee is recognized as revenue when it is fixed and determinable. The Company recognizes royalty revenue based on reported sales by third party licensees of products containing its materials, software and intellectual property. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense.

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company’s advertising expenses were $51,000 and $1,000 for the years ended December 31, 2005 and 2004, respectively.

Stock-Based Compensation

The Company has historically accounted for stock options granted to employees and directors and other stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), "Accounting for Stock Issued to Employees" and related interpretations. As such, the Company recognized compensation expense for stock options only if the quoted market value of the Company’s common stock exceeded the exercise price of the option on the grant date. Any compensation expense realized using this intrinsic value method is being amortized over the vesting period of the option.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management is evaluating the effects of SFAS 123R and believes its implementation effect on the Company’s financial statements will be similar as disclosed below. The following table presents the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards to employees:

	Year Ended December 31,
	2005			2004
Net loss as reported		$(3,109,000)			$(2,698,000)
Stock-based employee compensation expense determined using the fair value method for all awards		(195,000)			(324,000)
Pro forma net loss		$(3,304,000)			$(3,022,000)
Net loss per share: Basic and diluted - as reported Basic and diluted - pro forma	$ $	(0.07 (0.08	) )	$ $	(0.10 (0.11	) )

The fair values of employee stock options are estimated for the calculation of for the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2005 and 2004: expected volatility of 170% and 73%, respectively; average risk-free interest rate of 4.22% and 4.25%, respectively; initial expected life of six years and ten years, respectively; and no expected dividend yield and amortized over the vesting period of typically one to four years.

Stock options issued to non-employees as consideration for services provided to the Company have been accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation expense be recognized for all such options.

Income Taxes

The Company accounts for income taxes using the asset and liability approach whereby deferred income tax assets and liabilities are recognized for the estimated future tax effects, based on current enacted tax laws, of temporary differences between financial and tax reporting for current and prior periods. Deferred tax assets are reduced, if necessary, by a valuation allowance if the corresponding future tax benefits may not be realized (see Note 11).

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares are 1,217,435 in 2005 and 1,981,598 in 2004. These shares were excluded from diluted loss per share because of their anti-dilutive effect.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

2. Acquisition of BioCheck

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck and certain stockholders of BioCheck to purchase all of the common stock of BioCheck for $6.0 million in cash. BioCheck was a privately held California corporation engaged in the development of immunoassays, with a number of clinical diagnostic tests that have been approved by the United States Food and Drug Administration. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for $3,060,000 in cash. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

Pursuant to the stock purchase agreement, OXIS will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price for any BioCheck shares purchased after the initial closing will be increased by an additional 8% per annum from December 6, 2005. If OXIS has not purchased all of the outstanding shares of BioCheck within twelve months of December 6, 2005, the earnings before interest, taxes, depreciation and amortization expenses, if any, of BioCheck, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings. The purchase of the remaining outstanding shares of BioCheck acquisition will be accounted for the same as the initial purchase of 51% of BioCheck using the purchase method of accounting according to SFAS No. 141. The additional purchase price will be allocated over the purchased assets of BioCheck and the consolidated statement of operations will continue to include the results of operations of BioCheck reduced by the minority interest, if any, in BioCheck. The Company may obtain additional independent valuations of BioCheck’s assets related to the acquisition of the remaining 49% of BioCheck and additional acquisition costs may be incurred. Such information and costs may affect the disclosures as presented herein.

The primary reasons for the acquisition was BioCheck’s products under development, cGMP/ISO 9000 facilities and sales volume in growing markets. In addition, BioCheck’s management has a core competency and a proven scientific and business development track record in developing and manufacturing of high-quality immunoassay products. Senior management has several decades of combined research and development, clinical and operational experience in the biotechnology and pharmaceutical industries.

The purchase price of $3,337,000 was based on cash paid to BioCheck’s shareholders of $3,060,000, legal expense of $155,000 and a finder’s fee of $122,000. The consolidated statement of operations for the year ended December 31, 2005 includes the results of operations of BioCheck from December 6, 2005, the date of acquisition.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The allocation of the cost of the acquisition at December 6, 2005 is as follows:

Cash	$407,000
Accounts receivable	610,000
Inventory	296,000
Other current assets	62,000
Property, plant and equipment	177,000
In-process research and development (expensed)	1,500,000
Patents and other assets	107,000
Goodwill	1,199,000
Minority interest	(598,000)
Assumed liabilities	(423,000)
Total acquisition costs	$3,337,000

The intangibles assets include in-process research and development, patents and goodwill. The intangibles assets were valued using applicable costs incurred by BioCheck prior to the acquisition and an independent report prepared prior to the acquisition that valued the BioCheck business.

Purchased in-process research and development was expensed at the date of acquisition and presented on the statement of operations as purchased in-process research and development. It represents the value of purchased in-process research and development projects that had not reached technological feasibility at the date of acquisition. These projects relate to the development of specific immunoassays including the Id-protein based diagnostic/prognostic product and HMGA2 gene breast cancer marker. This technology can only be used for detection of the target protein. No alternative future uses or markets were identified for these projects because of the applicability to specific disease markers.

Patents were capitalized and will be amortized according to the Company’s patent amortization policy over 20 years for pending patents from the date of filing and 10 years after the patents are issued.

The goodwill was attributed to the reputation of the principals and the cGMP/ISO 9000 compliant manufacturing facility in Foster City, California. Goodwill is expected to be deductible for tax purposes. Such amounts were tested for impairment on the date of acquisition resulting in no impairment charge and will be tested at least annually thereafter.

The following unaudited pro forma information gives effect to the acquisition of BioCheck as if the acquisition had occurred on January 1, 2004.

	2005	2004
Revenues	$6,299,000	$6,441,000
Net loss	$(1,492,000)	$(4,052,000)
Net loss per share - basic and diluted	$(0.04)	$(0.15)

3. Inventories

	December 31,
	2005	2004
Raw materials	$304,000	$121,000
Work in process	185,000	23,000
Finished goods	161,000	102,000
	$650,000	$246,000

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Property, Plant and Equipment

	December 31,
	2005	2004
Laboratory and manufacturing equipment	$1,165,000	$655,000
Furniture and office equipment	408,000	295,000
Leasehold improvements	105,000	63,000
	1,678,000	1,013,000
Accumulated depreciation	(1,435,000)	(952,000)
	$243,000	$61,000

The Company relocated its manufacturing and administrative functions from Portland, Oregon to Foster City, California during the first quarter of 2006 and closed its Portland, Oregon facility. Certain assets will be disposed of or sold during 2006. Since the Company has not yet determined those individual assets that will be sold or disposed of at December 31, 2005, no assets have been reclassified to property, plant and equipment held for sale and disposition. The Company believes that no adjustments are needed to the carrying value of these assets at December 31, 2005. Depreciation expense was $28,000 and $21,000 during 2005 and 2004, respectively.

5. Patents

	December 31,
	2005	2004
Capitalized patent costs	$1,114,000	$1,039,000
Accumulated amortization	(283,000)	(164,000)
	$831,000	$875,000

Periodically, the Company reviews its patent portfolio and has determined that certain patent applications no longer possessed commercial viability or were abandoned since they were inconsistent with the Company’s business development strategy. As a result, research and development expense included charges of $105,000 in 2005 for the write-off of capitalized patent costs. Research and development expense includes patent amortization charges of $126,000 and $77,000 in 2005 and 2004, respectively.

The following table presents expected future amortization of patent costs that may change according to the Company’s amortization policy upon additional patents being issued or allowed:

2006	$126,000
2007	125,000
2008	114,000
2009	97,000
2010	94,000
Thereafter	275,000
Total amortization	$831,000

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Other Assets

	December 31,
	2005	2004
Goodwill	$1,199,000	$—
Strategic investments	75,000	—
Lease deposits	17,000	—
	$1,291,000	$—

In connection with the acquisition of BioCheck (see Note 2), the Company recorded goodwill equal to the excess of the fair value of the consideration given over the estimated fair value of the assets and liabilities received. The goodwill was primarily attributed to the reputation of BioCheck’s CEO and the cGMP/ISO 9000 compliant manufacturing facilities in Foster City, California. Strategic investments are investments by BioCheck in two private start-up companies. One of those companies has not yet commenced operations. The Company is aware of private sales in the other company’s stock that exceeded the per share purchase price of its investment. Lease deposits are cash deposits held as security for facility leases in Foster City, California.

7. Debt

	December 31,
	2005	2004
Note payable to KeyBank, N.A.	$3,060,000	$—
Note payable to Axonyx, Inc., shareholder	—	1,200,000
Note payable to shareholder	—	160,000
Total debt	$3,060,000	$1,360,000

On December 2, 2005, the Company entered into non-revolving one-year loan agreement with KeyBank, N.A. (“KeyBank”) in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. The Company has granted a security interest in its $3,060,000 certificate of deposit at KeyBank under the loan agreement. The loan bears interest at an annual rate that is 2.0% greater than the interest rate on the certificate of deposit. This loan was repaid during February 2006 and a new loan agreement similar in terms to this loan and a certificate of deposit were entered into at Bridge Bank.

On June 1, 2004, the Company received $1,200,000 in exchange for a note (the “Note”) and entered into a loan agreement with its majority shareholder, Axonyx, Inc. The Note, with interest at 7%, was secured by the Company’s intellectual property and became immediately due and payable upon the Company’s completion of a private placement of 12,264,158 shares of its common stock for $6,500,000. The Company paid to Axonyx the full amount of the note and accrued interest on January 6, 2005.

The Company originally issued a promissory note payable for $160,000 on April 9, 1997 to Finovelec, a French société anonyme that was subsequently transferred to Equitis Entreprise, a French société par actions simplifiée (“Equitis”). The unsecured note payable bore interest at 8%, was due in May 1997 and was, therefore, delinquent. On May 23, 2005, Equitis converted the note and accrued interest of $84,000 into 459,355 shares of common stock.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company received $570,000 in loans and issued 12 month promissory notes convertible into 1,425,000 shares of the Company’s common stock on January 14, 2004. The Company also issued five-year warrants to the lenders to purchase 712,500 shares of common stock at an exercise price of $0.50 per share. The Company received notice on December 30, 2004, that all lenders had irrevocably converted their promissory notes and accrued interest of $39,000 into common stock. As a result, the Company issued 1,520,932 shares of common stock to the note holders. As an incentive for the lenders to convert their notes to common stock, the Company issued additional five-year warrants to purchase 760,469 shares of common stock at an exercise price of $1.00 per share. During 2004, financing fees included non-cash financing charges of $411,000 related to the conversion feature of the notes, $159,000 related to the initial warrants and $202,000 related to the incentive warrants. The fair values of the conversion feature of the notes and warrants were determined using the Black-Scholes pricing model.

8. Commitments and Contingencies

The following table presents future non-cancelable minimum payments under all of the Company’s operating leases at December 31, 2005:

	Operating Leases
	Minimum Rental	Sublease Rental	Net Rental Payments
2006	$265,000	$(38,000)	$227,000
2007	239,000	(38,000)	201,000
2008	246,000	(38,000)	208,000
	$750,000	$(114,000)	$636,000

The Company leases a facility under an operating lease in Portland, Oregon and incurred facility rental expenses of $138,000 and $134,000 during 2005 and 2004, respectively. The Company’s subsidiary, BioCheck, leases facilities under operating leases in Foster City, California included in the table above. During 2004, BioCheck entered into a sublease of an unused Foster City, California facility to the end of the lease term in 2008 that reduced the Company’s operating lease commitments.

The Company has agreements with various consultants who provide operating, administrative and marketing services to the Company. Generally these agreements may be terminated by the Company within 30 days. Non-cancelable minimum payments related to these agreements were $69,000 at December 31, 2005.

At December 31, 2005, the Company has a commitment to purchase Ergothioneine manufactured by Cambridge Major Labs for $179,000 and has a contract with them to purchase additional Ergothioneine as needed.

On December 6, 2005, the Company committed itself to a plan to cease operations in Portland, Oregon and relocate operations to Foster City, California. As part of the relocation of operations, the Company offered all affected regular full-time employees whose employment was terminated severance benefits estimated in total to be $119,000 that were included in accrued expenses at December 31, 2005. The Company estimates that relocating operations from Portland, Oregon to Foster City, California will cost approximately $100,000. No amounts have been accrued in 2005 related to relocating operations.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck, and its stockholders to purchase all of its common stock for $6.0 million in cash. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck. Pursuant to the stock purchase agreement, the Company will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price will be increased by an additional 8% per annum from December 6, 2005. If the Company has not purchased all of the outstanding shares of BioCheck within twelve months of December 6, 2005, the earnings before interest, taxes, depreciation and amortization expenses, if any, of BioCheck, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings.

In 1995, the Company consummated the acquisition of Therox Pharmaceuticals, Inc. (“Therox”) wherein Therox was merged with and into a wholly owned subsidiary of the Company. In addition to the issuance of its common stock to Therox shareholders, the Company agreed to make payments of up to $2,000,000 to the Therox stockholders based on the successful commercialization of Therox technologies. As of December 31, 2005, no additional payments have been made. The Company has not recorded a liability associated with this agreement because the Company does not believe that it has successfully commercialized any of the acquired Therox technologies.

In 1997, the Company completed an offering of its common stock to European investors, and listed the resulting shares on the Nouveau Marché in France. The Company was notified that a Paris lower court (Tribunal de grande instance de Paris) on November 12, 2003, issued an order (the “Order”) requiring the Company to file its 2002 Document de Reference (“2002 Reference Document”) as required under French law and the regulations of the Autorité des Marchés Financiers (the “AMF”), the French regulatory agency overseeing the Nouveau Marché, within eight days of the court's Order (“filing deadline”) and if the Company has not filed with the AMF its 2002 Reference Document by the filing deadline, to pay a fine of 1,500 Euros for each day until it files its 2002 Reference Document with the AMF. Following the issuance of the Order, the Company filed its 2002 Reference Document with the AMF and received written confirmation that its 2002 Reference Document has been registered and appealed the Order to the extent that it imposed fines on the Company. The Company has since dismissed its appeal of the Order, and during the first quarter of 2004 paid approximately $11,600 in settlement of any obligation to pay fines under the Order.

The AMF also engaged in a separate investigation relating to the Company’s failing to file financial and other disclosure information as required under French law from 1999 through 2002 (the “Investigation”). At a hearing before the Disciplinary Commission of the AMF on June 17, 2004 the Disciplinary Commission considered a report of the AMF investigator recommending that the Disciplinary Commission impose a fine of not less than 100,000 Euros. Following the hearing, the Disciplinary Commission ordered the Company to pay a fine of 50,000 Euros (approximately $62,000) with respect to the Company’s failure to file financial and other disclosure information as required under French law from 1999 through 2002. The Company did not appeal this order and the fine has been paid. During 2004, the Company recorded expenses of approximately $183,000 related to the defense and settlement of this investigation, including foreign legal expenses of $121,000 and fines imposed by the AMF of $62,000. These charges were recorded as foreign legal proceedings in the consolidated statement of operations for 2004.

The Company and its subsidiaries are also parties to various other claims in the ordinary course of business. The Company does not believe that there will be any material impact on the Company’s financial position, results of operations or cash flows as a result of these claims.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Stockholders’ Equity

Common Stock

Each share of common stock is entitled to one vote at the Company’s annual meeting of stockholders.

The Company’s president and chief executive officer purchased 600,000 shares of common stock for $240,000, pursuant to the terms of an employment agreement on February 28, 2005 at the closing price of the Company’s common stock on that date. During April 2005, 459,355 shares of common stock were issued to a note holder for cancellation of a note payable and accrued interest. During the third quarter of 2005, 85,678 shares of common stock were issued for the conversion and cancellation of all 428,389 outstanding shares of Series B preferred stock.

In a private placement of the Company’s common stock on December 30, 2004, the Company received $4,250,000 in cash and a receivable of $2,250,000 in exchange for 12,264,158 shares of common stock and warrants to purchase 12,877,366 shares of common stock which were issuable at December 31, 2004. After expenses of $380,000 in 2004 and additional expenses of $302,000 in 2005 for the related registration statement, net proceeds were $5,818,000. The common stock was subsequently issued at $0.53 per share and the receivable was collected during January 2005. The warrants were issued for the purchase of 6,438,685 shares of common stock at an exercise price of $0.66 per share and 6,438,681 shares of common stock at an exercise price of $1.00 per share. Pursuant to a registration rights agreement entered into in relation to the private placement, OXIS filed a registration statement on Form SB-2 covering the shares of common stock and the shares underlying the warrants issued in the private placement (the “Registrable Securities”). Amendment No. 2 to the registration statement on Form SB-2 was declared effective on May 27, 2005. OXIS undertook to use its commercially reasonable best efforts to keep the registration statement continuously effective until the earlier of the date when all the Registrable Securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k) or May 27, 2007. Until May 27, 2007, OXIS is obligated to pay each holder of the Registrable Securities cash liquidated damages, equal to 1.5% of the aggregate purchase price paid by such holder for any Registrable Securities then held by such holder if the registration statement covering the Registrable Securities ceases to remain continuously effective for either any period of 15 consecutive calendar days or an aggregate of 20 calendar days during any 12 month period. Such liquidated damages are also payable on the monthly anniversary of either previously mentioned violation if the registration statement is not effective during the period from the date of the violation to the date of its monthly anniversary.

On December 30, 2004, promissory notes in the amount of $570,000 and accrued interest were converted into 1,520,932 shares of common stock. Additional warrants were also issued as described below and in note 7.

The Company accounts for the registration rights agreements as separate freestanding instruments and accounts for the liquidated damages provisions as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs of cash penalties expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded in other income. As of December 31, 2005 and 2004 the Company has estimated the fair values of these derivative liabilities to be nominal and accordingly no liability has been recorded. There were no changes to the estimated fair value during the years ended December 31, 2005 and 2004.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preferred Stock

During the third quarter of 2005, 85,678 shares of common stock were issued for the conversion and cancellation of all 428,389 outstanding shares of Series B preferred stock that were valued at $4,000. The Series B preferred stock had certain preferential rights with respect to liquidation and dividends. Holders of Series B preferred stock were entitled to noncumulative annual dividends at the rate of $0.115 per share if and when declared by the Company’s board of directors. No dividends to Series B preferred stockholders were issued or unpaid during 2005.

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company’s common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company’s common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company’s common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company’s board of directors. No dividends to Series C preferred stockholders were issued or unpaid during 2005 and 2004.

Stock Warrants

The Company reserved 1,472,969 shares of common stock for issuance upon the exercise of a warrants granted in connection with the Company’s January 14, 2004 promissory convertible notes. Warrants to purchase 712,500 shares of common stock are currently exercisable at $0.50 per share and expire on January 14, 2009. The exercise price is subject to adjustments for stock splits, combinations, reclassifications and similar events. As of December 31, 2005, no such adjustments have occurred. Certain piggy-back registration rights apply to the shares underlying these warrants.

On December 30, 2004, as an incentive for the seven lenders to convert their notes to common stock, the Company issued additional warrants that are currently exercisable to purchase 760,469 shares of common stock at an exercise price of $1.00 per share that expire on December 29, 2009. The exercise prices are subject to adjustments for stock splits, combinations, reclassifications and similar events. As of December 31, 2005, these warrants remain unexercised. The fair value of the shares issuable under these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 73%; risk-free interest rate of 4.25%; initial expected life of five years and no expected dividend yield. The resulting fair values of $159,000 related to the initial warrants and $202,000 related to the incentive warrants were recorded during 2004 as financing fees in the consolidated statement of operations.

The Company reserved 12,877,366 shares of common stock for issuance upon the exercise of a warrants granted on January 6, 2005 in connection with the Company’s private placement of common stock. See description under common stock above. The warrants are currently exercisable at an exercise price of $0.66 per share to purchase 6,438,685 shares of common stock and $1.00 per share to purchase 6,438,681 shares of common stock. The exercise prices are subject to adjustments for stock splits, combinations, reclassifications and similar events, and the warrants expire on January 6, 2010. As of December 31, 2005 these warrants remain unexercised. The Company has granted the warrant holder certain registration rights with respect to the shares issuable upon exercise of the warrant.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrants to purchase 367,500 shares of common stock are currently exercisable at $1.00 per share and expire on March 1, 2007. These warrants were issued to Meridian Investment on March 1, 2002 in conjunction with a debt financing. The exercise price of these warrants is subject to adjustments for stock splits, dividends, combinations, reclassifications, mergers and similar events. As of December 31, 2005, no such adjustments have occurred.

Stock Options

The Company has reserved 2,630,000 shares of its common stock at December 31, 2005 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company’s common stock, award stock bonuses of the Company’s common stock, and grant stock appreciation rights. At December 31, 2005, 493,270 shares of common stock were available for grant and options to purchase 2,136,730 shares of common stock are outstanding under the 2003 Plan.

The Company has reserved 2,737,622 shares of its common stock at December 31, 2005 for issuance pursuant to the future exercise of outstanding options granted under the 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan permitted the Company to grant stock options to acquire shares of the Company’s common stock, award stock bonuses of the Company’s common stock, and grant stock appreciation rights. This Plan expired on April 30, 2003 and no further issuances will occur. Options to purchase 2,737,622 shares of common stock are outstanding at December 31, 2005 under the 1994 Plan.

In addition, the Company has reserved 1,503,438 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2005, options to purchase 1,503,438 shares of common stock are outstanding outside of its stock incentive plans.

The following table summarizes all outstanding stock options:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2003	4,486,079	$0.78
Granted	1,139,720	0.54
Exercised	(791,532)	(0.17)
Forfeited	(161,404)	(2.96)
Outstanding, December 31, 2004	4,672,863	0.75
Granted	2,671,000	0.33
Exercised	(322,166)	(0.14)
Forfeited	(643,907)	(0.76)
Outstanding, December 31, 2005	6,377,790	$0.60

Exercisable options:
December 31, 2004	4,137,419	$0.78
December 31, 2005	4,040,290	$0.75

The weighted-average fair value of options granted was $0.31 in 2005 and $0.46 in 2004. At December 31, 2005, consultants held 793,020 outstanding stock options.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes outstanding stock options approved and not approved by stockholders:

	Options Approved by Stockholders	Options Not Approved by Stockholders	Total Outstanding Options
Outstanding options:
December 31, 2004	4,269,425	403,438	4,672,863
December 31, 2005	4,874,352	1,503,438	6,377,790

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2005:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.08 to $0.15	1,007,588	6.99	$0.13	1,007,588	$0.13
$0.22 to $0.53	4,128,952	8.70	0.33	1,872,702	0.35
$0.56 to $1.38	777,700	8.09	0.61	696,450	0.61
$1.59 to $3.44	326,750	3.52	2.28	326,750	2.28
$4.53 to $11.41	136,800	0.67	7.97	136,800	7.97
	6,377,790	7.92	$0.60	4,040,290	$0.75

Stock Compensation

The Company granted options to consultants to purchase 63,000 and 115,000 shares of the Company’s common stock in 2005 and 2004, respectively. The exercise prices per share for options granted were $0.37 in 2005 and ranged from $0.41 to $0.59 in 2004. The options have a 10-year life and vest over periods ranging from one to three years. The fair value of each option was estimated on the date of grant and revalued during the vesting period using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2005 and 2004: expected volatility of 170% and 73%, respectively; average risk-free interest rate of 4.54% and 4.25%; initial expected life of ten years; and no expected dividend yield. Stock compensation expense of $20,000 and $44,000 was recorded in 2005 and 2004, respectively.

In 2004 the Company issued 66,666 shares of common stock valued at fair value of $46,000 to a non-employee consultant in exchange for advisor services.

10. Change of Control and Restructuring Charges

During the first quarter of 2004, Axonyx Inc. (“Axonyx”) acquired approximately 52% of the Company’s common stock. Marvin S. Hausman, M.D., then Axonyx chairman and chief executive officer, separately held approximately 4.4% of the Company’s common stock. Axonyx holdings decreased to approximately 34% and Dr. Hausman’s holdings decreased to approximately 3% following the private placement of 12,264,158 shares of the Company’s common stock completed in January 2005. Together with shares of the Company’s common stock held by Dr. Hausman, the Axonyx affiliated group, controlled approximately 36% and 37% of the Company’s voting stock at December 31, 2005 and 2004, respectively.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring charges related to the Axonyx change of control are as follows:

2004
Legal fees	$196,000
Management consulting	34,000
Travel	8,000
Executive search	22,000
Severance expenses	345,000
$605,000

11. Income Taxes

OXIS and BioCheck will file separate federal and state tax returns for 2005 and will continue to file separate tax returns until OXIS purchases 80% or more of BioCheck. Deferred tax assets and liabilities as contained on the consolidated balance sheet at December 31, 2005 are attributed solely to BioCheck.

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for OXIS excluding BioCheck are:

	December 31,
	2005	2004
Deferred tax assets:
Federal net operating loss carryforward	$5,731,000	$5,009,000
Temporary deferred tax asset caused by capitalized research and development expenses	5,883,000	5,898,000
Federal R&D tax credit carryforward	412,000	457,000
State net operating loss carryforward and capitalized research and development expenses	1,393,000	1,246,000
Other	55,000	80,000
Deferred tax liabilities - book basis in excess and of noncurrent assets acquired in purchase transactions	(142,000)	(142,000)
Deferred tax assets before valuation	13,332,000	12,548,000
Valuation allowance	(13,332,000)	(12,548,000)
Net deferred income tax assets	$—	$—

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

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statement of Financial Accounting Standards No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. The change in deferred tax assets and the related valuation allowance at December 31, 2005 was $784,000 and primarily related to the net increase in net operating losses and decrease in capitalized research and development expense.

Tax Carryforward

At December 31, 2005, the Company had net operating loss carryforwards of approximately $16,855,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $411,000 to reduce United States federal taxes in future years. These carryforwards expire as follows:

	United States	R&D Tax
	Net Operating	Credit
Year of Expiration	Loss Carryforward	Carryforward
2006	$44,000	$176,000
2007	4,000	18,000
2008	675,000	6,000
2009	29,000	30,000
2010-2025	16,103,000	181,000
	$16,855,000	$411,000

During 2002, the Company issued preferred stock with voting rights, which would be regarded as a control change under the Internal Revenue Code (IRC). Under IRC Section 382, a control change will limit the utilization of the net operating losses. The Company has not determined the effects of any limitations on the value of net operating losses or any tax credits outstanding prior to the control change. In addition, any future control change may further limit the extent to which the net operating loss carryforwards can be used to offset future taxable income.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. License Agreement

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

During December 2005, the Company granted HaptoGuard a six-month extension to begin Phase II, as defined in the original license agreement in exchange for $100,000.

13.  Geographical Reporting

Revenues attributed to North America include shipments to customers in the United States, Canada and Mexico. Revenues attributed to EMEA include shipments to customers in Europe, Middle East and Africa. Revenues from shipments to customers by geographical region are as follows:

	Year Ended December 31,
	2005	2004
North America	$1,553,000	$1,142,000
EMEA	493,000	427,000
Latin America	7,000	10,000
Asia Pacific	344,000	335,000

Total	$2,397,000	$1,914,000

Revenues from shipments to countries outside of the United States did not exceed 10% of the Company’s consolidated total revenues in 2005 and 2004 except for revenues from shipments to Japan of $221,000 in 2004. None of the Company’s consolidated long-lived assets were located outside of the United States.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Supplemental Cash Flow Disclosures

The Company granted options to consultants to purchase 63,000 and 115,000 shares of the Company’s common stock in 2005 and 2004, respectively. Stock compensation expense of $20,000 and $44,000 was recorded in 2005 and 2004, respectively. In 2004 the Company issued 66,666 shares of common stock valued at fair value of $46,000 to a non-employee consultant in exchange for advisor services. Cash interest paid was $11,000 and $28,000 in 2005 and 2004, respectively. The $160,000 notes payable to shareholders and accrued interest of $84,000 were converted into 459,355 shares of common stock during April 2005.

The Company received $570,000 in loans and issued 12 month promissory notes convertible into 1,425,000 shares of the Company’s common stock on January 14, 2004. The Company also issued five-year warrants to the lenders to purchase up to 712,500 shares of common stock at an exercise price of $0.50 per share. The Company received notice on December 30, 2004, that all lenders had irrevocably converted their promissory notes and accrued interest of $39,000 into common stock. As a result, the Company issued 1,520,932 shares of common stock to the note holders. As an incentive for the lenders to convert their notes to common stock, the Company issued additional five-year warrants to purchase 760,469 shares of common stock at an exercise price of $1.00 per share. During 2004, financing fees included non-cash financing charges of $411,000 related to the conversion feature of the notes, $159,000 related to the initial warrants and $202,000 related to the incentive warrants.

15. Related Party Transactions

Effective December 6, 2005, the Company, BioCheck and Dr. John Chen entered into an executive employment agreement, under which Dr. Chen is employed as president of BioCheck. In the event that BioCheck terminates the employment of Dr. Chen other than for cause, Dr. Chen will be eligible to receive 12 months of his then-current base salary. The Company has granted to Dr. Chen an option to purchase 500,000 shares of common stock at an exercise price of $0.26 per share. Dr. Chen will be eligible for an additional grant of options equal to 250,000 shares of common stock at December 6, 2006 and December 6, 2007, so long as BioCheck’s net sales for the then most recently completed fiscal year exceed the net sales of the preceding fiscal year. Stock options vest at 25% per annum subject to continued employment, and all options shall be exercisable for ten years from the date of grant. Dr. Chen shall have a period of 12 months following any termination of employment to exercise vested options.

Further, BioCheck and EverNew Biotech, Inc., a California corporation (“EverNew”), entered into a services agreement dated December 6, 2005 (the “Services Agreement”). The holders of the shares of capital stock of EverNew immediately prior to the Initial Closing are substantially the same set of individuals and entities who held BioCheck’s common stock immediately prior to the Initial Closing, including Dr. Chen as a significant shareholder. EverNew is an emerging point-of-care diagnostics company, with a number of products in development. EverNew shall render certain services to BioCheck, including assay research and development work, and BioCheck shall render certain administrative services to EverNew. In consideration of services to be provided by EverNew, BioCheck shall pay to EverNew $12,000 per month, provided, however, if the sum of EverNew’s gross revenues for a consecutive three month period during the term of the Services Agreement equals or exceeds $100,000, then BioCheck shall no longer be obligated to pay EverNew any amounts for the remainder of the term of the Services Agreement. Further, in such event, EverNew shall pay BioCheck an amount equal to the EverNew Service Cost per month for the remainder of the term of the Services Agreement, and the EverNew Service Cost for such month shall be reduced by the amount of the BioCheck compensation paid to BioCheck for such month.

In addition, the Company, BioCheck and EverNew entered into an option and reimbursement agreement dated December 6, 2005 (the “Option Agreement”). Pursuant to the terms of the option agreement, EverNew and its shareholders have granted to the Company a call option and a right of first refusal to purchase all of the assets or equity securities of EverNew.

OXIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 17, 2005, the Company entered into a one year consulting agreement with NW Medical Research Partners, Inc. that is renewable for a second year. Marvin Hausman, M.D. is the sole member and manager of NW Medical Research Partners. Dr. Hausman had previously been the Company’s interim Chief Executive Officer and was the Company’s interim Chief Financial Officer at December 31, 2005. Dr. Hausman is the Chairman of the Company’s Board of Directors and a former Chairman and Chief Executive Officer of Axonyx Inc., which currently holds approximately 34% of the Company’s common stock. Dr. Hausman monthly compensation is $5,000 and $500 per hour for any hours over 20 hours per month up to a limit of 50 hours per month. Dr. Hausman was granted a stock option to purchase 108,000 shares of the Company’s common stock at an exercise price of $0.37 per share. The option vests monthly over a year. Dr. Hausman will be reimbursed for his healthcare insurance.

16. Subsequent Events

On December 6, 2005, the Company committed itself to a plan to cease operations in Portland, Oregon and relocate operations to Foster City, California (the “Relocation”). The Company decided to effect the Relocation after reviewing and evaluating all aspects of the Company’s operations to determine the profitability and viability of continuing in the Portland, Oregon location. During the first quarter of 2006, operations were relocated to California and on February 15, 2006 the Portland, Oregon facility was closed with the termination of employment of all Portland based employees who did not relocate to California. The Company’s subsidiary, BioCheck, has commenced manufacturing and shipping of the Company’s products.

As part of the Relocation, the Company offered all regular full-time employees who were not relocated to Foster City, California benefits under an employee severance package. The Company estimates that the Relocation will cost approximately $100,000 for relocating operations and $119,000 for employee severance benefits. The Company accrued $119,000 in 2005 for employee severance benefit payments, of which $111,000 is expected to be paid during 2006 and $8,000 is expected to be paid during 2007. The Company accrues for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. In general, the Company uses a formula based on the number of years of service to calculate the termination benefits to be provided to affected employees. No amounts have been accrued in 2005 related to relocating operations.

Related to the Relocation, the Company signed a lease agreement (the “Lease Agreement”) with Westcore Peninsula Vintage LLC company (“Landlord”). Under the terms of the Lease Agreement, the Company has the right to occupy 4,136 square feet of space adjacent to space occupied by its BioCheck subsidiary in Foster City, California. The Lease Agreement starts on April 1, 2006 and ends on March 31, 2009. The annual base rent under the Lease Agreement begins at $62,000 per year and increases incrementally to $66,000 by the end of the lease term. In addition to the base rent, the Company will be responsible for its proportionate share of the building's operating expenses and real estate taxes. The Company has a renewal option to extend the Lease Agreement for one three-year period at the prevailing market rental value for rentable property in the same area.

The Company’s $3,060,000 loan with KeyBank was repaid during February 2006 and a new one-year loan agreement was entered into at Bridge Bank. The Company has granted a security interest in its $3,060,000 certificate of deposit moved from KeyBank to Bridge Bank. The loan bears interest at 3.0% and the certificate of deposit bears interest at 1.0%.

On March 10, 2006, the Company received $200,000 in exchange for a note with the Company’s president and chief executive officer. The note bears interest at 7%. Interest and principal are due on September 10, 2006 or, at the option of the holder, the date the Company receives net proceeds in the amount of $500,000 or more from a debt or equity financing. In addition, if, at any time on or before the maturity date, the Company enters into an agreement to incur debt, the holder has the right to rollover this note into such debt arrangement, on the same terms and conditions offered to such future lenders. The purpose of this loan was to provide the corporation with short term financing as it seeks longer term financing.

Exhibit Index

Exhibit Number	Exhibit Title or Description

10.24	Executive Employment Agreement between OXIS International, Inc., BioCheck, Inc. and John Chen dated December 6, 2005
10.25	Option and Reimbursement Agreement between Evernew Biotech, Inc., OXIS International, Inc. and the shareholders of Evernew, dated December 6, 2005
21.1	Subsidiaries of OXIS International, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002