Form 10QSB
period 2006-03-31
OXIS INTERNATIONAL INC
filed 2006-05-12
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

࿶ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   to  .

Commission File Number O-8092

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
323 Vintage Park Drive, Suite B, Foster City, CA 94404 (Address of principal executive offices and zip code) (650) 212-2568 (Registrant’s telephone number, including area code)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ࿶

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ࿶ NO ☒

At May 12, 2006, the issuer had outstanding the indicated number of shares of common stock: 42,588,397.

Transitional Small Business Disclosure Format YES ࿶ NO ☒

OXIS International, Inc.
Form 10-QSB
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$719,000	$614,000
Accounts receivable, net of allowances of $2,000	1,002,000	865,000
Inventories	640,000	650,000
Prepaid expenses and other current assets	166,000	238,000
Deferred tax assets	14,000	14,000
Restricted cash	3,060,000	3,060,000
Total current assets	5,601,000	5,441,000
Property, plant and equipment, net	232,000	243,000
Patents, net	802,000	831,000
Goodwill and other assets	1,291,000	1,291,000
	$7,926,000	$7,806,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$704,000	$505,000
Accrued expenses	374,000	468,000
Accounts payable to related party	154,000	194,000
Notes payable to related party	200,000	—
Notes payable	3,460,000	3,060,000
Total current liabilities	4,892,000	4,227,000
Long-term deferred taxes	41,000	41,000
Total liabilities	4,933,000	4,268,000
Minority interest in subsidiary	654,000	604,000
Shareholders equity:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized; Series C - 96,230 shares issued and outstanding	1,000	1,000
Common stock- $0.001 par value; 95,000,000 shares authorized; 42,538,397 shares issued and outstanding	43,000	43,000
Additional paid-in capital	68,781,000	68,686,000
Accumulated deficit	(66,069,000)	(65,379,000)
Accumulated other comprehensive loss	(417,000)	(417,000)
Total shareholders’ equity	2,339,000	2,934,000
	$7,926,000	$7,806,000

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2006	2005
Product revenues	$1,513,000	$631,000
Cost of product revenues	816,000	286,000
Gross profit	697,000	345,000
Operating expenses:
Research and development	213,000	62,000
Selling, general and administrative	1,064,000	536,000
Total operating expenses	1,277,000	598,000
Loss from operations	(580,000)	(253,000)
Other income (expenses):
Interest income	20,000	8,000
Interest expense	(27,000)	(4,000)
Total other income and expenses	(7,000)	4,000
Allocation to minority interest in subsidiary	(50,000)	—
Loss before provision for income taxes	(637,000)	(249,000)
Provision for income taxes	53,000	—
Net loss	$(690,000)	$(249,000)
Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding - basic and diluted	42,538,397	41,628,877

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(690,000)	$(249,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	18,000	7,000
Amortization of intangible assets	32,000	11,000
Stock compensation expense	95,000	8,000
Minority interest in subsidiary	50,000	—
Changes in assets and liabilities:
Accounts receivable	(137,000)	(113,000)
Inventories	10,000	(53,000)
Prepaid expenses and other current assets	72,000	26,000
Accounts payable	199,000	(95,000)
Accrued expenses	(94,000)	(427,000)
Accounts payable to related party	(40,000)	—
Net cash used in operating activities	(485,000)	(885,000)
Cash flows from investing activities:
Investment in restricted certificate of deposit	(3,060,000)	—
Capital expenditures	(7,000)	(3,000)
Increase in patents	(3,000)	(59,000)
Proceeds from restricted certificate of deposit	3,060,000	—
Net cash used in investing activities	(10,000)	(62,000)
Cash flows from financing activities:
Collection of private placement proceeds receivable	—	2,168,000
Proceeds from issuance of common stock	—	239,000
Proceeds from exercise of stock options	—	34,000
Proceeds from short-term borrowing	3,660,000	—
Repayment of short-term borrowings	(3,060,000)	(1,200,000)
Net cash provided by financing activities	600,000	1,241,000
Net increase in cash and cash equivalents	105,000	294,000
Cash and cash equivalents - beginning of period	614,000	4,687,000
Cash and cash equivalents - end of period	$719,000	$4,981,000

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

1. The Company and Summary of Significant Accounting Policies

OXIS International, Inc. and its subsidiaries (collectively, “OXIS” or the "Company") is a clinical diagnostics company engaged in the development of clinical and research assays, diagnostics, nutraceutical and therapeutic products, which include new technologies applicable to conditions and diseases associated with oxidative stress. OXIS derives its revenues primarily from sales of research diagnostic assays to research laboratories. The Company’s diagnostic products include five cardiac marker assays and 25 research assays to measure markers of oxidative and nitrosative stress.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc., was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. The Company’s principal executive offices were relocated to Foster City, California from Portland, Oregon on February 15, 2006.

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck, Inc. (“BioCheck”) and certain stockholders of BioCheck to purchase all of the common stock of BioCheck for $6.0 million in cash. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for $3,060,000 in cash. The consolidated statements of operations for the three months ended March 31, 2006 include the results of operations of BioCheck and the consolidated balance sheets at December 31, 2005 and March 31, 2006 include the assets and liabilities of BioCheck.

The Company incurred net losses of $0.7 million in the first quarter of 2006 and $3.1 million in 2005. The Company is expensing stock options effective January 1, 2006 in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) and the Company is seeking debt financing that may have related warrants. Non-cash financing charges resulting from such financing and the additional non-cash charges related to stock options may delay profitability. The Company’s plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company cannot provide assurances that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

On a consolidated basis, the Company had cash and cash equivalents of $719,000 at March 31, 2006 of which $255,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities.

The OXIS parent company had cash and cash equivalents of $464,000 at March 31, 2006, and the Company has incurred negative operating cash flows of $0.5 million during the first quarter of 2006 and $2.1 million during 2005. The current rate of cash usage raises substantial doubt about the OXIS parent Company’s ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, the Company is seeking loan and equity financings to obtain sufficient funds to sustain operations, implement its marketing campaign and purchase the remaining 49% of BioCheck for approximately $3.0 million. Given the availability of capital resources, the Company plans to increase revenues by executing its marketing campaign and introducing new products. However, the Company cannot provide assurances that it will successfully obtain debt or equity financing, if any, sufficient to finance its goals or that the Company will increase product related revenues, as such events are subject to factors beyond the Company’s control. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

Basis of Presentation

The consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial information. Accordingly, these financial statements and notes thereto do not include certain disclosures normally associated with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This interim financial information should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck. The consolidated statement of operations for the three months ended March 31, 2006 includes the results of operations of BioCheck and the consolidated balance sheets include the assets and liabilities of BioCheck at December 31, 2005 and March 31, 2006. BioCheck’s revenues and expenses are not included in the consolidated statement of operations for the three months ended March 31, 2005 because those results of operations were incurred before the December 6, 2005 date of acquisition. In the opinion of the Company’s management, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) and disclosures considered necessary for a fair presentation of the results of the interim periods presented. This interim financial information is not necessarily indicative of the results of any future interim periods or for the Company’s full year ending December 31, 2006.

Segment Reporting

The Company operates in one reportable segment.

Restricted Cash

The Company invested $3,060,000 of cash into a 30-day certificate of deposit at KeyBank, N.A. (“KeyBank”) and entered into a $3,060,000 non-revolving one-year loan agreement with KeyBank on December 2, 2005 for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit to KeyBank under the loan agreement. The $3,060,000 loan with KeyBank was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank, N.A. (“Bridge Bank”). As part of the loan arrangement with Bridge Bank, the Company granted a security interest in a $3,060,000 certificate of deposit transferred from KeyBank to Bridge Bank. The certificate of deposit bears interest at 1.0%. Consequently, these certificates of deposit were classified as restricted cash on the consolidated balance sheets at March 31, 2006 and December 31, 2005 as the cash is restricted as to use.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. SFAS 123R establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.

Management has implemented SFAS 123R effective January 1, 2006, using the modified prospective application method. Under the modified prospective application method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite service is rendered on or after January 1, 2006. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for proforma disclosures under SFAS 123. The compensation cost for awards issued prior to January 1, 2006 attributed to services performed in years after January 1, 2006 uses the attribution method applied prior to January 1, 2006 according to SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued.

The recognition of share-based employee compensation costs in the first quarter of 2006 had no related tax effect since the Company provides a valuation allowance equal to its net deferred tax assets. The adoption of SFAS 123R had no effect on cash flow from operations, cash flow from financing activities and basic and diluted earnings per share. The effect of adoption of SFAS 123R on the results of operations for the three months ended March 31, 2006 was:

	Loss from Operations	Loss Before Provision for Income Taxes	Net Loss
Results as reported	$(580,000)	$(637,000)	$(690,000)
Additional compensation expense - effect of adoption of SFAS 123R	71,000	71,000	71,000
Proforma results applying the original provisions of SFAS 123 using the intrinsic value method of APB 25	$(509,000)	$(566,000)	$(619,000)

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

The following table presents the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards to employees prior to January 1, 2006:

	Three Months Ended March 31,
	2006			2005
Net loss as reported		$(690,000)			$(249,000)
Share-based employee compensation expense included in reported net loss		71,000			—
Share-based employee compensation expense that would have been included in net income if the fair value method had been applied to all awards		(71,000)			(48,000)
Pro forma net loss		$(690,000)			$(297,000)
Net loss per share: Basic and diluted - as reported Basic and diluted - pro forma	$ $	(0.02 (0.02	) )	$ $	(0.01 (0.01	) )

The Company undertook a comprehensive study of options issued from 1994 through 2001 to determine historical patterns of options being exercised and forfeited. The results of this study were used as a source to estimate expected life and forfeiture rates. The new estimated life of 4.45 years was applied only to determine the fair value of awards issued after January 1, 2006. The estimated forfeiture rate of 40% was applied to all awards that vested after January 1, 2006, including awards issued prior to that date, to determine awards expected to be exercised.

The Company issued 280,000 and 600,000 stock options to employees and directors during the three months ended March 31, 2006 and 2005, respectively. The fair values of employee stock options are estimated for the calculation of employee compensation expense in 2006 and the pro forma adjustments in 2005 in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2006 and 2005: expected volatility of 90% and 170%, respectively; average risk-free interest rate of 4.45% and 4.00%, respectively; initial expected life of 4.45 years and 6 years, respectively; no expected dividend yield; and amortization over the vesting period of typically one to four years.

Stock options issued to non-employees as consideration for services provided to the Company have been accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation expense be recognized for all such options. The Company did not issue any options to non-employees during the three months ended March 31, 2006 or 2005.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares are 940,505 and 1,160,270 for the three months ended March 31, 2006 and 2005, respectively. These shares were excluded from net diluted loss per share because of their anti-dilutive effect.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

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

2. Acquisition of BioCheck

On September 19, 2005, the Company entered into a Stock Purchase Agreement with BioCheck and certain stockholders of BioCheck to purchase all of the common stock of BioCheck for $6.0 million in cash. BioCheck is a privately held California corporation engaged in the development of immunoassays, with a number of clinical diagnostic tests that have been approved by the United States Food and Drug Administration. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for $3,060,000 in cash. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

Pursuant to the Stock Purchase Agreement, OXIS will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price for any BioCheck shares purchased after the initial closing will be increased by an additional 8% per annum from December 6, 2005. If OXIS has not purchased all of the outstanding shares of BioCheck within twelve months of December 6, 2005, the earnings before interest, taxes, depreciation and amortization expenses, if any, of BioCheck, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings. The purchase of the remaining outstanding shares of BioCheck will be accounted for the same as the initial purchase of 51% of BioCheck using the purchase method of accounting according to SFAS No. 141. The additional purchase price will be allocated over the purchased assets of BioCheck and the consolidated statements of operations will continue to include the results of operations of BioCheck reduced by the minority interest, if any, in BioCheck. The Company may obtain additional independent valuations of BioCheck’s assets related to the acquisition of the remaining 49% of BioCheck and additional acquisition costs may be incurred. Such information and costs may affect the disclosures as presented herein.

3. Notes Payable

	March 31, 2006	December 31, 2005
Note payable to KeyBank, N.A.	$—	$3,060,000
Note payable to Bridge Bank, N.A.	3,060,000	—
Note payable to the Company’s President & CEO	200,000	—
Note payable to Fagan Capital, Inc.	400,000	—
Total notes payable	$3,660,000	$3,060,000

On December 2, 2005, the Company entered into non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit at KeyBank under the loan agreement. The loan bore interest at an annual rate that was 2.0% greater than the interest rate on the certificate of deposit. The Company’s $3,060,000 loan with KeyBank was repaid during February 2006 and a new one-year loan agreement was entered into at Bridge Bank. The Company has granted a security interest in its $3,060,000 certificate of deposit transferred from KeyBank to Bridge Bank. The loan bears interest at 3.0% and the certificate of deposit bears interest at 1.0%.

On March 10, 2006, the Company received $200,000 in exchange for an unsecured promissory note with the Company’s President and Chief Executive Officer. The related party note bears interest at 7.0%. Interest and principal are due on September 10, 2006 or, at the option of the holder, on the date the Company receives net proceeds in the amount of $500,000 or more from a debt or equity financing. In addition, if, at any time on or before the maturity date, the Company enters into an agreement to incur debt, the holder has the right to rollover this note into such debt arrangement, on the same terms and conditions offered to such future lenders. The purpose of this loan was to provide the Company with short term financing as it seeks longer term financing.

On March 31, 2006, the Company entered into a $400,000 unsecured promissory note with Fagan Capital, Inc. Interest accrues at an annual rate of 8.0% and interest and principal are due on June 2, 2006. The obligation to pay all unpaid principal and accrued interest will be accelerated upon an event of default, including failure to pay debt when due in an amount exceeding $200,000, the bankruptcy of the Company or related events. The Company covenants that it will not incur indebtedness, other than its current Bridge Bank loan and normal course trade debt, in excess of $1 million. The Company also covenants that it will not pledge, grant or convey any new liens on the Company’s assets. The purpose of this loan was to provide the Company with short term financing as it seeks longer term financing.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

4. Supplemental Cash Flow Disclosures

The Company recognized non-cash compensation expense of $24,000 and $8,000 related to the issuance and vesting of stock options issued to consultants in the three months ended March 31, 2006 and 2005, respectively. The Company recognized non-cash compensation expense of $71,000 related to the issuance and vesting of stock options issued to employees in the three months ended March 31, 2006. No employee non-cash compensation expense was recognized in the three months ended March 31, 2005 prior to the implementation of FASB 123R. Cash interest paid was $41,000 and $4,000 in the three months ended March 31, 2006 and 2005, respectively.

5. Relocation of Operations

On December 6, 2005, the Company committed itself to a plan to cease operations in Portland, Oregon and relocate operations to Foster City, California (the “Relocation”). The Company decided to effect the Relocation after reviewing and evaluating all aspects of the Company’s operations to determine the profitability and viability of continuing in the Portland, Oregon location. During the first quarter of 2006, operations were relocated to California and on February 15, 2006 the Portland, Oregon facility was closed with the termination of employment of all Portland based employees who did not relocate to California. The Company’s subsidiary, BioCheck, has commenced shipping of the Company’s products and is manufacturing all of its research assay kit products not manufactured by third party suppliers.

In connection with the Relocation, the Company accrued $119,000 during 2005 for an employee severance package offered to all regular full-time employees who were not relocated to Foster City, California. Of this amount, $41,000 was paid during the first quarter of 2006, resulting in $78,000 of accrued expenses at March 31, 2006. The Company expects $70,000 of this amount to be paid during the remainder of 2006 and $8,000 is to be paid during 2007. The Company accrues for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. In general, the Company uses a formula based on the number of years of service to calculate the termination benefits to be provided to affected employees.

Related to the Relocation, the Company signed a lease agreement with Westcore Peninsula Vintage LLC to occupy 4,136 square feet of space adjacent to space occupied by its BioCheck subsidiary in Foster City, California. The lease started on April 1, 2006 at an annual base rent of $62,000 per year that increases incrementally to $66,000 by the end of the lease term on March 31, 2009. In addition to the base rent, the Company will be responsible for its proportionate share of the building's operating expenses and real estate taxes. The Company has a renewal option to extend the lease for one three-year period at the prevailing market rental value for rentable property in the same area.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Statement Regarding Forward-Looking Statements

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding:

(1) our plan to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability; (2) our expectation that BioCheck will continue to be cash flow positive, and that its cash will be sufficient to sustain our operating activities; (3) our intention to seek additional loan and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck for approximately $3.0 million; (4) our plan to increase revenues by our marketing campaign and the introduction of new products; (5) our expectation that $70,000 of employee severance package expenses will be paid during the remainder of 2006 and $8,000 will be paid during 2007; (6) our plan to pursue the development of novel cardiac markers intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur; (7) our plan to develop the cardiac marker product through the combination of our MPO assay with other in-house assays; (8) our belief that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter and our testing of Ergothioneine; (9) our intent to pursue the development of Ergothioneine for use in over-the-counter markets, given the availability of sufficient capital resources; (10) our expectation that a new myeloperoxidase research assay will be ready for commercial launch in the second quarter of 2006; (11) our expectation that the ID protein assays and reagents will be ready for commercial launch by mid to late 2006; (12) our plan to continue to build our management team and enhance our Board of Directors during 2006; (13) our expectation that revenues and expenses will increase substantially as described below from 2005 to 2006; (14) our projections for 2006, which are based upon our expectations that BioCheck will incur similar revenues and costs in 2006 as it incurred in 2005; (15) our expectation that in the second quarter 2006, product revenues will be approximately the same as the first quarter; (16) our intention to develop new diagnostic test kits and evaluate our product offerings, pricing and distribution network in order to increase sales volume; (17) our expectation that second quarter 2006 product costs will be approximately the same as the first quarter adjusted for any changes in revenues; (18) our expectation that revenues and expenses will increase substantially from 2005 to 2006 with the consolidation of all of BioCheck’s results of operations during the first quarter of 2006; (19) our expectation that second quarter 2006 research and development costs will be approximately the same as the first quarter; (20) our expectation that the actual amount of research and development expenses will fluctuate with the availability of funding; (21) our expectation that second quarter 2006 selling, general and administrative expenses will be lower than the first quarter because of reduced accounting and legal fees associated with year-end reporting and reduced costs related to relocation of operations; and (22) our expectation that interest expense will increase during the second quarter of 2006 with the incurring of additional debt in March 2006; and (23) our anticipation that in 2006 the BioCheck manufacturing facility will require expenditures.

It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including (1) failure to complete our acquisition of BioCheck or to adequately integrate the operations of the two companies; (2) failure to achieve any benefits in connection with the recent changes in management or personnel; (3) disruption in operations due to the relocation plan and reduction in workforce; (4) inability to hire employees or management; (5) failure to find alternative suppliers; (6) failure to develop or market products successfully; (7) failure to obtain necessary financing; (8) the cost of complying with regulatory requirements; (9) uncertainties exist relating to issuance, validity and ability to enforce and protect patents, other intellectual property and certain proprietary information; (10) our products may not meet product performance specifications; (11) new products may be unable to compete successfully in either existing or new markets; (12) availability and future costs of materials and other operating expenses; and (13) weakness in the global economy and changing market conditions, together with general economic conditions affecting our target industries, could cause our operating results to fluctuate. These and other factors could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Factors that May Affect Future Operating Results” beginning on page 20 of this Report on Form 10-QSB. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements included in this Report on Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

The following discussion of our financial condition and plan of operation should be read in conjunction with our consolidated financial statements and related notes included in this Report and our audited consolidated financial statements and related notes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB.

Overview

OXIS International, Inc. develops technologies and products to research, diagnose, treat and prevent diseases of oxidative stress associated with damage from free radical and reactive oxygen species. We derive our revenues primarily from sales of research diagnostic assays to research laboratories. Our diagnostic products include approximately 30 research assays to measure markers of oxidative stress. We hold the rights to three therapeutic classes of compounds in the area of oxidative stress, and have focused our commercialization programs in clinical cardiovascular markers, including MPO (myeloperoxidase) and GPx (glutathione peroxidase), as well as a potent antioxidant, Ergothioneine, that may be appropriate for sale over-the-counter as a dietary supplement. OXIS has acquired a 51% interest in and has the option to purchase the remaining 49% of BioCheck.

Our majority held subsidiary BioCheck is a leading producer of clinical diagnostic assays, including high quality enzyme immunoassay research services and immunoassay kits for cardiac and tumor markers, infectious diseases, thyroid function, steroids, and fertility hormones designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro (outside the body) diagnostic testing in clinical laboratories. BioCheck focuses primarily on the immunoassay segment of the clinical diagnostics market. BioCheck offers over 40 clinical diagnostic assays manufactured in its 15,000 square-foot, U.S. Food and Drug Administration, or FDA, certified Good Manufacturing Practices device-manufacturing facility in Foster City, California.

We incurred net losses of $0.7 million in the first quarter of 2006 and $3.1 million in 2005. We are expensing stock options effective January 1, 2006 in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” or SFAS 123R, and we are seeking debt financing that may have related warrants. Non-cash financing charges resulting from such financing and the additional non-cash charges related to stock options may delay profitability. Our plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, we can not assure you that we will accomplish this task and there are many factors that may prevent us from reaching our goal of profitability.

On a consolidated basis, we had cash and cash equivalents of $719,000 at March 31, 2006 of which $255,000 was held by BioCheck, Inc., or BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities.

The OXIS parent company had cash and cash equivalents of $464,000 at March 31, 2006, and we have incurred negative operating cash flows of $0.5 million during the first quarter of 2006 and $2.1 million during 2005. The current rate of cash usage raises substantial doubt about the OXIS parent company’s ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, we are seeking loan and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck for approximately $3.0 million. We plan to increase revenues by our marketing campaign and the introduction of new products. However, we cannot assure you that we will successfully obtain debt or equity financing, if any, sufficient to finance our goals or that we will increase product related revenues as such events are subject to factors beyond our control. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event OXIS cannot continue in existence.

Recent Developments

Current significant financial and operating events and strategies are summarized as follows:

Product Development

We have expanded our product portfolio of research assay kits for the cardiovascular research markets with the addition of five new assay products from BioCheck for the measurement of biomarkers of inflammation related to cardiovascular disease.  Given the availability of sufficient capital resources, we plan to pursue the development of novel cardiac markers intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur.  We are planning to develop this product through the combination of our myeloperoxidase, or MPO, assay with other in-house assays.  We also believe that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter.  We are currently testing Ergothioneine produced in bulk to ensure that its purity level is acceptable. Given the availability of sufficient capital resources and the successful scale-up to a bulk manufacturing process that ensures an acceptable level of purity, we intend to pursue the development of Ergothioneine for use in the over the counter market, however, there can be no assurance as to when or if we will launch Ergotheioneine on a commercial basis as a nutraceutical.

BioCheck currently has several products under development for cancer, cardiac/inflammatory and angiogenesis research applications.  A research assay and reagents for the detection of HMGA2, a marker for aggressive breast cancer, are under development.  Myeloperoxidase is an inflammatory protein that has utility as a prognostic marker for cardiac events.  A new myeloperoxidase research assay has been developed that we expect will be ready for commercial launch in the second quarter of 2006.  Id proteins play a central role in cell differentiation, and  Id1 and Id3 play a central and critical role in tumor related angiogenesis.  BioCheck has developed research assays and rabbit monoclonal antibodies for the detection of human and mouse Id proteins. We currently expect that the Id protein assays and reagents will be ready for commercial launch by mid to late 2006.

Relocation of Operations

On December 6, 2005, we initiated a relocation plan to cease our operations in Portland, Oregon and relocate to Foster City, California. We decided to relocate after reviewing and evaluating all aspects of our operations to determine the profitability and viability of continuing in the Portland, Oregon location. During February 2006, we signed a lease agreement for 4,136 square feet of space located immediately adjacent to those of BioCheck and relocated our manufacturing operations to Foster City, California. On February 15, 2006, we ceased operations at the Portland, Oregon facility and most of the Portland, Oregon employees were terminated. In connection with the relocation, we accrued $119,000 during 2005 for an employee severance package offered to all regular full-time employees who were not relocated to Foster City, California. Of this amount, $41,000 was paid during the first quarter of 2006, resulting in $78,000 of accrued expenses at March 31, 2006. We expect $70,000 of this amount to be paid during the remainder of 2006 and $8,000 is to be paid during 2007.

Management Team and Board of Directors

During 2006, we continue to build our management team and enhance our Board of Directors. Michael D. Centron was appointed as our Vice President and Chief Financial Officer during January 2006, replacing Dr. Hausman as acting Chief Financial Officer. During February 2006, Randall Moeckli was appointed as our Senior Director of Sales and Marketing. On March 15, 2006, Gary M. Post, Managing Director of Ambient Advisors, LLC, joined our Board of Directors.

Loans

The $3,060,000 loan with KeyBank, N.A., or KeyBank, was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank, National Association, or Bridge Bank. As part of the loan arrangement with Bridge Bank, we granted a security interest in a $3,060,000 certificate of deposit transferred from KeyBank to Bridge Bank. The loan bears interest at 3.0% and the certificate of deposit bears interest at 1.0%.

On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Steven T. Guillen, our President and Chief Executive Officer. The related party note bears interest at 7.0%. Interest and principal are due on September 10, 2006 or, at the option of Mr. Guillen, on the date we receive net proceeds in the amount of $500,000 or more from a debt or equity financing. On March 31, 2006, we entered into a $400,000 unsecured promissory note with Fagan Capital, Inc. Interest accrues at an annual rate of 8.0% and interest and principal are due on June 2, 2006. The purpose of these loans was to provide us with short term financing as we seek longer term financing.

Acquisition of BioCheck

On September 19, 2005, we entered into a stock purchase agreement with BioCheck and its stockholders to purchase all of its common stock for $6.0 million in cash. BioCheck is a leading producer of enzyme immunoassay diagnostic kits for clinical laboratories. On December 6, 2005, we purchased 51% of the shares of BioCheck’s common stock from each of its shareholders on a pro rata basis for $3,060,000 in cash. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141, “Business Combinations.” The consolidated statement of operations for the three months ended March 31, 2006 includes the results of operations of BioCheck and the consolidated balance sheets include the assets and liabilities of BioCheck at December 31, 2005 and March 31, 2006. Pursuant to the stock purchase agreement, OXIS will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings.

Results of Operations

We expect revenues and expenses to increase substantially as described below from 2005 to 2006 with the consolidation of all of BioCheck’s results of operations during the first quarter of 2006. BioCheck’s revenues and expenses are not included in the first quarter 2005 results of operations because they were incurred before the December 6, 2005 date of acquisition. Our projections for 2006 are based upon our expectations that BioCheck will incur similar revenues and costs in 2006 as it incurred in 2005. We can give no assurances that we will be able to successfully merge manufacturing operations without adversely affecting revenues and costs, implement an effective marketing campaign that will increase revenues, develop new products, finance our expansion plans and purchase the remaining 49% of the BioCheck common stock we do not own.

Revenues

The following table presents the changes in revenues from 2005 to 2006:

	Quarters ended March 31,		Increase from 2005
	2006	2005	Amount	Percent
Product revenues	$1,513,000	$631,000	$882,000	140%

The increase in product revenues was primarily attributable to the consolidation of $1,062,000 of revenues from BioCheck that was partially offset by an $180,000 decrease in sales from the OXIS parent company. The decrease in OXIS parent company sales is attributable to lower sales volume that was caused, in part, by the interruption arising from moving operations from Portland, Oregon to Foster City, California and consolidating our product offerings. We expect second quarter 2006 product revenues to be approximately the same as the first quarter. However, we are developing new diagnostic test kits and evaluating our product offerings, pricing and distribution network in order to increase sales volume.

Cost of product revenues

The following table presents the changes in cost of product revenues from 2005 to 2006:

	Quarters ended March 31,		Increase from 2005
	2006	2005	Amount	Percent
Cost of product revenues	$816,000	$286,000	$530,000	185%

The increase in cost of product revenues is attributable to the consolidation of $521,000 of costs from the operations of BioCheck and increased costs of approximately $21,000 for raw materials. The increase was partially offset by decreased payroll and benefit costs of $19,000. We expect second quarter 2006 product costs to be approximately the same as the first quarter adjusted for any changes in revenues.

Gross profit of $697,000 in 2006 was higher than the gross profit of $345,000 in 2005 because of the additional profits from increased product sales from BioCheck. Gross profit as a percentage of revenues was 46% in first quarter of 2006.

Research and development expenses

The following table presents the changes in research and development expenses from 2005 to 2006:

	Quarters ended March 31,		Increase from 2005
	2006	2005	Amount	Percent
Research and development expenses	$213,000	$62,000	$151,000	244%

The increase in research and development expenses is primarily attributable to the consolidation of $169,000 of costs from the operations of BioCheck and increased patent amortization expense of $20,000. The increase was partially offset by decreased salary and benefits costs of $23,000 and direct project expenses of $13,000. We expect second quarter 2006 research and development costs to be approximately the same as the first quarter. However, the actual amount of research and development expenses will fluctuate with the availability of funding.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2005 to 2006:

	Quarters ended March 31,		Increase from 2005
	2006	2005	Amount	Percent
Selling, general and administrative expenses	$1,064,000	$536,000	$528,000	99%

The increase in selling, general and administrative expenses is primarily attributed to the consolidation of costs from the operations of BioCheck of $219,000, and increased costs for accounting and legal activities of $119,000; marketing consultants of $43,000; payroll and benefits of $53,000; travel and moving of $46,000; shareholder communication and investor relations costs of $23,000; and non-cash compensation of $87,000 which, effective January 1, 2006, is required for employees to be included in expenses by SFAS 123R. The increase was partially offset by decreased costs for administrative consultants of $90,000. We expect second quarter 2006 selling, general and administrative expenses to be lower than the first quarter because of reduced accounting and legal fees associated with year-end reporting and reduced costs related to relocation of operations.

Interest Income

The decrease in interest income from $20,000 in 2005 to $8,000 in 2006 is primarily due to reduced cash available for investment activities obtained in the $6,500,000 equity financing received during December 2004 and January 2005.

Interest Expense

Interest expense of $27,000 in 2006 was primarily due to the loan with KeyBank that was transferred to Bridge Bank incurred in connection with the BioCheck acquisition. We expect interest expense to increase during the second quarter of 2006 with the addition of new debt of $600,000 in March 2006.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $719,000 at March 31, 2006 of which $255,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities.

The cash held by the OXIS parent company was $464,000 at March 31, 2006. We have incurred negative operating cash flows of $485,000 during the first quarter of 2006. Our cash is not sufficient to sustain our operations through the second quarter of 2006 without additional financings. We are seeking loan and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck for approximately $3.0 million. We plan to increase revenues by our marketing campaign and the introduction of new products. However, we cannot assure you that we will successfully obtain debt or equity financing, if any, sufficient to finance our goals or that we will increase product related revenues as such events are subject to factors beyond our control. If we are unable to raise additional capital in the second quarter of 2006 we will have to curtail or cease operations.

Net cash used in operating activities

The following table presents quarterly cash flows from operating activities for 2006 and 2005:

	Quarters ended March 31,
	2006	2005
Cash paid to employees including benefits	$(626,000)	$(209,000)
Cash paid to suppliers	(1,214,000)	(1,198,000)
Total cash paid to employees and suppliers	(1,840,000)	(1,407,000)
Cash received from customers	1,376,000	518,000
Interest received	20,000	8,000
Interest paid	(41,000)	(4,000)
Net cash used in operating activities	$(485,000)	$(885,000)

The increase in cash paid to employees is primarily attributed to $357,000 of cash paid by BioCheck for payroll and benefits and $41,000 for severance benefits and accrued vacation to terminated employees. Cash paid to suppliers is increased by approximately $500,000 due to BioCheck that was offset by 2004 expenses recorded as liabilities at December 31, 2004 that were paid in the first quarter of 2005. Cash received from customers in the first quarter of 2006 is from revenues of $1,513,000 decreased by an increase in accounts receivable of $137,000. Cash received from customers in the first quarter of 2005 is from revenues of $631,000 decreased by an increase in accounts receivable of $113,000. Interest paid increased in the first quarter 2006 primarily due to increased bank debt of $3,060,000 entered into during December 2005.

Cash used in investing activities

During the first quarter of 2006 we transferred our $3,060,000 restricted certificate of deposit from KeyBank to Bridge Bank. Capital expenditures were not significant in the first quarters of 2006 or 2005. We had no commitments for capital expenditures at March 31, 2006. We anticipate that in 2006 the BioCheck manufacturing facility in Foster City, California will require expenditures to support our business objective. We capitalized $3,000 and $59,000 of patents costs in the first quarter of 2006 and 2005, respectively.

Net cash provided by financing activities

On December 2, 2005, we entered into non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank.

On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Steven T. Guillen, our President and Chief Executive Officer. The related party note bears interest at 7.0%. Interest and principal are due on September 10, 2006 or, at the option of Mr. Guillen, on the date we receive net proceeds in the amount of $500,000 or more from a debt or equity financing. On March 31, 2006, we entered into a $400,000 unsecured promissory note with Fagan Capital, Inc. Interest accrues at an annual rate of 8.0% and interest and principal are due on June 2, 2006. The purpose of these loans was to provide us with short term financing as we seek longer term financing.

The cash held by the OXIS parent company of $464,000 at March 31, 2006 is not sufficient to sustain our operations through the second quarter of 2006 without additional financings. In an effort to mitigate this near-term concern, we are seeking loan and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck for approximately $3.0 million. However, we cannot assure you that we will successfully obtain debt or equity financing.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Basis of Consolidation

The consolidated financial statements contained in this Report include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. On December 6, 2005, we purchased 51% of the common stock of BioCheck. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141, “Business Combinations.” The consolidated statement of operations for the three months ended March 31, 2006 includes the results of operations of BioCheck and the consolidated balance sheets include the assets and liabilities of BioCheck at March 31, 2006 and December 31, 2005.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management has implemented SFAS 123R effective January 1, 2006. Methodologies used for calculations such as the Black-Scholes and lattice option-pricing models and variables such as volatility and expected life are based upon management’s judgment. Such methodologies and variables are reviewed and updated periodically for appropriateness and affect the amount of recorded charges. See Note 1 to the unaudited consolidated financial statements included in this Report for more information on the amounts, methodologies and variables related to non-cash stock-based compensation charges.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this report or in our Annual Report on Form 10-KSB for the period ended December 31, 2005 and our Post-Effective Amendment No. 1 to Form SB-2 Registration Statement (SEC File No. 333-123008).

Risks Related to Our Business

We will need to raise additional capital to fund our general and administrative expenses, and if we are unable to raise such capital, we will have to curtail or cease operations.

The cash held by the OXIS parent company of $464,000 at March 31, 2006 is not sufficient to continue operations through the second quarter of 2006 without additional financings. We are seeking loan and equity financings to obtain sufficient funds to sustain operations, including our development and commercialization programs, to implement our marketing campaign and purchase the remaining 49% of BioCheck common stock we do not own. We have incurred significant obligations in relation to our relocation to Foster City, California and our integration of operations with BioCheck, including severance benefits for terminated employees, the hiring of new personnel, our contractual obligations to consultants and moving expenses. We will need to repay debt in the amount of $200,000 to our Chief Executive Officer on or before September 10, 2006 and $400,000 to Fagan Capital on or before June 2, 2006. If we are unable to raise additional capital in the second quarter of 2006 we will have to curtail or cease operations. If we raise short term capital by incurring additional debt, we will have to obtain equity financing sufficient to repay such debt and accrued interest. Further, incurring additional debt may make it more difficult for us to successfully consummate future equity financings.

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

As of March 31, 2006, we had an accumulated deficit of approximately $66,069,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The unavailability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

Our future capital requirements will depend on many factors including the following:

  continued scientific progress in our research and development programs and the commercialization of additional products;
  the cost of our research and development and commercialization activities and arrangements, including sales and marketing;
  the costs associated with the scale-up of manufacturing;
  the success of pre-clinical and clinical trials;
  the establishment of and changes in collaborative relationships;
  the time and costs involved in filing, prosecuting, enforcing and defending patent claims;
  the time and costs required for regulatory approvals;
  the acquisition of additional technologies or businesses;
  technological competition and market developments; and
  the cost of complying with the requirements of the Autorité des Marchés Financiers, or AMF, the French regulatory agency overseeing the Nouveau Marché in France.
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

If we complete the acquisition of BioCheck, or the Acquisition, as planned, and we do not successfully integrate the operations of the two companies, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. The Acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition.

We may not be able to successfully integrate the BioCheck business into our existing business in a timely and non-disruptive manner, or at all. In addition, the Acquisition may result in, among other things, substantial charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses and increased general and administrative expenses. Furthermore, the Acquisition may not produce revenues, earnings or business synergies that we anticipate. In addition, we depend on BioCheck for the shipping and much of our manufacturing of research assay test kits without the benefit of a formal agreement with BioCheck. There can be no assurance that BioCheck will continue to manufacture our research assay test kits.

In addition, acquisitions in general involve numerous risks, including:

  difficulties in assimilating the operations, technologies, products and personnel of an acquired company;
  risks of entering markets in which we have either no or limited prior experiences;
  the diversion of management’s attention from other business concerns; and
  the potential loss of key employees of an acquired company.
The time, capital management and other resources spent on the Acquisition, if it fails to meet our expectations, could cause our business and financial condition to be materially and adversely affected.

Our relocation plan could adversely affect our operations.

As part of our decision to acquire BioCheck, we have implemented a relocation and integration plan, including a strategy to reduce our cost structure. In doing so, we have significantly reduced our employee workforce from 15 full time employees to four, outsourced certain company functions and have taken other steps intended to reduce costs and improve efficiencies.  Our business may continue to be disrupted and adversely affected by this reduction in work force until we employ new personnel to replace certain open positions. Our business may also be disrupted due to our move to new facilities. The payment of severance benefits resulting from employee terminations will cause us to utilize cash. There can be no assurances that we will be able to improve efficiencies and function properly following such reductions.

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

One impact of such changes has been to delay our sales promotions in the research assay market and in the development of Ergothioneine market opportunities. Further, we narrowed our strategic focus to concentrate resources, including discontinuing our Animal Health Profiling program. In addition, the decreased OXIS parent company sales during the first quarter of 2006 are attributable to lower sales volume that was caused, in part, by the interruption arising from moving operations from Portland, Oregon to Foster City, California and consolidating our product offerings. There can be no assurances that these changes will not cause further disruptions in, or otherwise adversely affect, our business and results of operations.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. We deferred the hiring of senior management personnel in order to allow our newly-engaged full time Chief Executive Officer to select such key personnel. While we succeeded in engaging Mr. Steven T. Guillen as our President and Chief Executive Officer and Michael D. Centron as our Chief Financial Officer, we cannot predict whether we will be successful in finding suitable new candidates for key management positions within OXIS. While we have entered into letter agreements of employment with Mr. Guillen and Mr. Centron, they are free to terminate their employment “at will.” Further, we cannot predict whether Mr. Guillen or Mr. Centron will be successful in their roles as our President and Chief Executive Officer, and Chief Financial Officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new Chief Financial Officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. We do not have any key employee life insurance policies with respect to any of our executive officers.

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

Axonyx currently owns approximately 33% of our issued and outstanding stock. In addition, Dr. Marvin Hausman is a member of the board of directors of Axonyx and is the chairman of our board of directors, and Mr. S. Colin Neill, the Chief Financial Officer of Axonyx, is a member of our board of directors and the Secretary of OXIS. Given these circumstances, Axonyx may influence our business direction and policies, and, thus, may have the ability to control certain material decisions affecting us. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested shareholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested shareholder can receive benefits from our assets. These provisions could complicate or prohibit certain transactions (including a financing transaction between OXIS and Axonyx), or limit the price that other investors might be willing to pay in the future for shares of our common stock.

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
  our collaborations may be unsuccessful; or
  we may not be able to negotiate future alliances on acceptable terms.
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

  an inability to produce products in sufficient quantities and with appropriate quality;
  an inability to obtain sufficient raw materials;
  the loss of or reduction in orders from key customers;
  variable or decreased demand from our customers;
  the receipt of relatively large orders with short lead times;
  our customers' expectations as to how long it takes us to fill future orders;
  customers' budgetary constraints and internal acceptance review procedures;
  there may be only a limited number of customers that are willing to purchase our research assays and fine chemicals;
  a long sales cycle that involves substantial human and capital resources; and
  potential downturns in general or in industry specific economic conditions.
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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management has implemented SFAS 123R effective January 1, 2006. Expensing such stock options will add to our losses or reduce our profits, if any. In addition, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program.

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

  enforce patents that we own or license;
  protect trade secrets or know-how that we own or license; or
  determine the enforceability, scope and validity of the proprietary rights of others.
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

Although we have an extensive operating history, resources are limited for the development and maintenance of our control environment. We have a very limited number of personnel and therefore segregation of duties can be somewhat limited as to their scope and effectiveness. We believe, however, that we are in reasonable compliance with the best practices given the environment in which we operate. Although existing controls in place are deemed appropriate for the prevention, detection and minimization of fraud, theft and errors, they may result in only limited assurances, at best, that the total objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can be detected and/or prevented and as such this is a risk area for investors to consider.

Risks Related to Our Common Stock

Our common stock is traded on the OTCBB, our stock price is highly volatile, and you may not be able to sell your shares of our common stock at a price greater than or equal to the price you paid for such shares.

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the three-month period ending on March 31, 2006, the volume of our common stock traded on any given day ranged from 0 to 330,800 shares. Moreover, during that period, our common stock traded as low as $0.27 per share and as high as $0.38 per share, a 41% difference. This may impact an investor’s decision to buy or sell our common stock. As of March 31, 2006 there were approximately 5,500 holders of our common stock. Factors affecting our stock price include:

  our financial results;
  fluctuations in our operating results;
  announcements of technological innovations or new commercial health care products or therapeutic products by us or our competitors;
  government regulation;
  developments in patents or other intellectual property rights;
  developments in our relationships with customers and potential customers; and
  general market conditions.
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

Item 3.  Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. On January 6, 2006, we hired Michael D. Centron as our Vice President and Chief Financial Officer. We relocated our headquarters on February 15, 2006 from Portland, Oregon to Foster City, California, and on that date we terminated the employment of our financial controller. Temporary accounting facilities were established during this transition period. Our accounting procedures and disclosure controls and procedures have changed during this period, and management believes that disclosure controls and procedures have been adequately maintained during this period and that reporting controls and procedures have been improved. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

See Index to Exhibits on page 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS INTERNATIONAL, INC.

Date: May 12, 2006	By:	/s/ MICHAEL D. CENTRON
Michael D. Centron
Title: Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title or Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.