Form 10QSB
period 2006-06-30
OXIS INTERNATIONAL INC
filed 2006-08-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

࿶ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   to  .

Commission File Number 0-8092

(Exact name of small business issuer as specified in its charter)

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

At August 11, 2006, the issuer had outstanding the indicated number of shares of common stock: 43,066,985.

Transitional Small Business Disclosure Format YES ࿶ NO ☒

OXIS International, Inc.
Form 10-QSB
For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
OXIS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$461,000	$614,000
Accounts receivable, net	930,000	865,000
Inventories, net	623,000	650,000
Prepaid expenses and other current assets	121,000	238,000
Deferred tax assets	13,000	14,000
Restricted cash	3,060,000	3,060,000
Total current assets	5,208,000	5,441,000
Property, plant and equipment, net	259,000	243,000
Patents, net	815,000	831,000
Goodwill and other assets	1,299,000	1,291,000
	$7,581,000	$7,806,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	778,000	$505,000
Accrued expenses	375,000	468,000
Accounts payable to related party	129,000	194,000
Notes payable to related party	200,000	—
Notes payable	3,460,000	3,060,000
Total current liabilities	4,942,000	4,227,000
Long-term deferred taxes	41,000	41,000
Total liabilities	4,983,000	4,268,000
Minority interest in subsidiary	690,000	604,000
Shareholders’ equity:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized; Series C - 96,230 shares issued and outstanding	1,000	1,000
Common stock- $0.001 par value; 95,000,000 shares authorized; 42,988,547 and 42,538,397 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	43,000	43,000
Additional paid-in capital	68,929,000	68,686,000
Accumulated deficit	(66,648,000)	(65,379,000)
Accumulated other comprehensive loss	(417,000)	(417,000)
Total shareholders’ equity	1,908,000	2,934,000
	$7,581,000	$7,806,000

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product revenues	$1,356,000	$555,000	$2,869,000	$1,186,000
Cost of product revenues	833,000	287,000	1,649,000	573,000
Gross profit	523,000	268,000	1,220,000	613,000
Operating expenses:
Research and development	178,000	60,000	391,000	122,000
Selling, general and administrative	837,000	545,000	1,901,000	1,081,000
Total operating expenses	1,015,000	605,000	2,292,000	1,203,000
Loss from operations	(492,000)	(337,000)	(1,072,000)	(590,000)
Other income (expenses):
Interest income	11,000	44,000	31,000	52,000
Other income	2,000	—	2,000	—
Interest expense	(28,000)	(7,000)	(55,000)	(11,000)
Total other income (expenses)	(15,000)	37,000	(22,000)	41,000
Allocation to minority interest in subsidiary	(36,000)	—	(86,000)
Loss before provision for income taxes	(543,000)	(300,000)	(1,180,000)	(549,000)
Provision for income taxes	36,000	—	89,000	—
Net loss	$(579,000)	$(300,000)	$(1,269,000)	$(549,000)
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Weighted average shares outstanding - basic and diluted	42,621,928	42,241,523	42,580,393	41,935,199

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,269,000)	$(549,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	38,000	14,000
Amortization of intangible assets	64,000	24,000
Share-based compensation expense	180,000	8,000
Minority interest in subsidiary	86,000	—
Changes in assets and liabilities:
Accounts receivable	(65,000)	(43,000)
Inventories	27,000	(51,000)
Prepaid expenses and other current assets	117,000	(28,000)
Deferred tax asset	1,000	—
Other assets	(8,000)	—
Accounts payable	241,000	(92,000)
Accrued expenses	(93,000)	(412,000)
Accounts payable to related party	(65,000)	—
Net cash used in operating activities	(746,000)	(1,129,000)
Cash flows from investing activities:
Investment in restricted certificate of deposit	(3,060,000)	—
Purchases of property, plant and equipment	(38,000)	(6,000)
Increase in patents	(32,000)	(131,000)
Proceeds from restricted certificate of deposit	3,060,000	—
Net cash used in investing activities	(70,000)	(137,000)
Cash flows from financing activities:
Collection of private placement proceeds receivable, net of registration statement costs	—	1,958,000
Issuance of common stock	—	239,000
Proceeds from exercise of stock options	63,000	34,000
Proceeds from short-term borrowing	3,660,000	—
Repayment of short-term borrowings	(3,060,000)	(1,200,000)
Net cash provided by financing activities	663,000	1,031,000
Net decrease in cash and cash equivalents	(153,000)	(235,000)
Cash and cash equivalents - beginning of period	614,000	4,687,000
Cash and cash equivalents - end of period	$461,000	$4,452,000

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1. The Company and Summary of Significant Accounting Policies

OXIS International, Inc. with its subsidiaries (collectively, “OXIS” or the "Company") is a clinical diagnostics company engaged in the development of clinical and research assays, diagnostics, nutraceutical and therapeutic products, which include new technologies applicable to conditions and diseases associated with oxidative stress. OXIS derives its revenues primarily from sales of research diagnostic assays to research laboratories. The Company’s diagnostic products include five cardiac marker assays and 25 research assays to measure markers of oxidative and nitrosative stress.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc., was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972 and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. The Company’s principal executive offices were relocated to Foster City, California from Portland, Oregon on February 15, 2006.

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck, Inc. (“BioCheck”) and certain stockholders of BioCheck to purchase all of the common stock of BioCheck for $6.0 million in cash. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for $3,060,000 in cash. The consolidated statements of operations for the three and six months ended June 30, 2006 include the results of operations of BioCheck and the consolidated balance sheets at December 31, 2005 and June 30, 2006 include the assets and liabilities of BioCheck.

The Company incurred net losses of $1.3 million in the six months ended June 30, 2006 and $3.1 million in 2005. The Company began expensing stock options effective January 1, 2006 in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”).  The Company is also seeking debt financing that may have related warrants. Non-cash financing charges resulting from such financing and the additional non-cash charges related to stock options may delay profitability. The Company’s plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company cannot provide assurances that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

On a consolidated basis, the Company had cash and cash equivalents of $461,000 at June 30, 2006 of which $441,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006

The OXIS parent company had cash and cash equivalents of $20,000 at June 30, 2006. OXIS cannot access the cash held by its majority-held subsidiary, BioCheck, to pay for the corporate purposes of the OXIS parent company. The Company incurred negative operating cash flows of $0.7 million during the six months ended June 30, 2006 and $2.1 million during 2005. The current rate of cash usage raises substantial doubt about the OXIS parent Company’s ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, the Company is seeking debt and equity financings to obtain sufficient funds to sustain operations, implement its marketing campaign and purchase the remaining 49% of BioCheck for approximately $3.0 million. The Company plans to increase revenues by executing its marketing campaign and introducing new products. However, the Company cannot provide assurances that it will successfully obtain debt or equity financing, if any, sufficient to finance its goals or that the Company will increase product related revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The consolidated financial statements include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck. The consolidated statements of operations for the three and six months ended June 30, 2006 include the results of operations of BioCheck and the consolidated balance sheets include the assets and liabilities of BioCheck at December 31, 2005 and June 30, 2006. BioCheck’s revenues and expenses are not included in the consolidated statements of operations for the three and six months ended June 30, 2005 because those results of operations were incurred before the December 6, 2005 date of acquisition. In the opinion of the Company’s management, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) and disclosures considered necessary for a fair presentation of the results of the interim periods presented. This interim financial information is not necessarily indicative of the results of any future interim periods or for the Company’s full year ending December 31, 2006.

Segment Reporting

The Company operates in one reportable segment.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006

Restricted Cash

The Company invested $3,060,000 of cash into a 30-day certificate of deposit at KeyBank, N.A. (“KeyBank”) and entered into a $3,060,000 non-revolving one-year loan agreement with KeyBank on December 2, 2005 for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit to KeyBank under the loan agreement. The $3,060,000 loan with KeyBank was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank, N.A. (“Bridge Bank”). As part of the loan arrangement with Bridge Bank, the Company granted a security interest in a $3,060,000 certificate of deposit transferred from KeyBank to Bridge Bank. The certificate of deposit bears interest at 1.0%. Consequently, these certificates of deposit were classified as restricted cash on the consolidated balance sheets at June 30, 2006 and December 31, 2005 as the cash is restricted as to use.

Share-Based Compensation

The Company has historically accounted for stock options granted to employees and directors and other share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB 25”) and related interpretations. As such, the Company recognized compensation expense for stock options only if the quoted market value of the Company’s common stock exceeded the exercise price of the option on the grant date. Any compensation expense realized using this intrinsic value method is being amortized over the vesting period of the option.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.

Management implemented SFAS 123R effective January 1, 2006, using the modified prospective application method. Under the modified prospective application method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite service is rendered on or after January 1, 2006. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for proforma disclosures under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The compensation cost for awards issued prior to January 1, 2006 attributed to services performed in years after January 1, 2006 uses the attribution method applied prior to January 1, 2006 according to SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006

The recognition of share-based employee compensation costs during 2006 had no related tax effect since the Company provides a valuation allowance equal to its net deferred tax assets. The adoption of SFAS 123R had no effect on cash flow from operations, cash flow from financing activities and basic and diluted earnings per share. The effect of adoption of SFAS 123R on the results of operations for the six months ended June 30, 2006 was:

	Loss from Operations	Loss Before Provision for Income Taxes	Net Loss
Results as reported	$(1,072,000)	$(1,180,000)	$(1,269,000)
Additional compensation expense - effect of adoption of SFAS 123R	131,000	131,000	131,000
Proforma results applying the original provisions of SFAS 123 using the intrinsic value method of APB 25	$(941,000)	$(1,049,000)	$(1,138,000)

The following table presents the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based awards to employees prior to January 1, 2006:

	Three Months Ended June 30,						Six Months Ended June 30,
	2006			2005			2006			2005
Net loss as reported		$(579,000)			$(300,000)			$(1,269,000)			$(549,000)
Share-based employee compensation expense included in reported net loss		60,000			—			131,000			—
Share-based employee compensation expense that would have been included in net income if the fair value method had been applied to all awards		(60,000)			(41,000)			(131,000)			(89,000)
Pro forma net loss		$(579,000)			$(341,000)			$(1,269,000)			$(638,000)
Net loss per share: Basic and diluted - as reported Basic and diluted - pro forma	$ $	(0.01 (0.01	) )	$ $	(0.01 (0.01	) )	$ $	(0.03 (0.03	) )	$ $	(0.01 (0.02	) )

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006

The Company issued no options to employees and directors during the three months ended June 30, 2006. The Company issued options to purchase 15,000 shares of the Company's common stock to employees and directors during the three months ended June 30, 2005, and options to purchase 280,000 and 615,000 shares of the Company's common stock during the six months ended June 30, 2006 and 2005, respectively. The fair values of employee stock options are estimated for the calculation of employee compensation expense in 2006 and the pro forma adjustments in 2005 in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2006 and 2005: expected volatility of 90% and 170%, respectively; average risk-free interest rate of 4.45% and 4.00%, respectively; initial expected life of 4.45 years and 6 years, respectively; no expected dividend yield; and amortization over the vesting period of typically one to four years.

Stock options issued to non-employees as consideration for services provided to the Company have been accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation expense be recognized for all such options. The Company issued options to purchase 50,000 shares of the Company's common stock to non-employees and a warrant to purchase 108,000 shares of the Company's common stock under a warrant to a director under a consulting agreement during the three and six months ended June 30, 2006. The Company issued no options to non-employees during the six months ended June 30, 2005.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares were 975,052 and 908,665 for the three months ended June 30, 2006 and 2005, respectively, and 781,559 and 1,041,575 for the six months ended June 30, 2006 and 2005, respectively. These shares were excluded from net diluted loss per share because of their anti-dilutive effect.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. SFAS No. 156 further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of SFAS No. 156 will have no impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of SFAS No. 155 will have no impact on the Company’s financial condition or results of operations.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on our financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

2. Acquisition of BioCheck

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck and certain stockholders of BioCheck to purchase all of the common stock of BioCheck for $6.0 million in cash. BioCheck is a privately held California corporation engaged in the development of immunoassays, with a number of clinical diagnostic tests that have been approved by the United States Food and Drug Administration. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for $3,060,000 in cash. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”).

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

On June 23, 2006, OXIS entered into a mutual services agreement with BioCheck. Each of OXIS and BioCheck will provide certain services to the other corporation to be charged monthly at an hourly rate with an overhead surcharge. The services that BioCheck will provide include manufacturing the bulk of OXIS’ research assay test kits, assisting in packaging and shipping such research assay test kits to OXIS customers, and undertaking research and development of certain new OXIS research assay test kits on a case-by-case basis to be agreed upon between the parties. OXIS will provide services to BioCheck, including marketing and sales, website management and materials requirement and control systems.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006

The agreement terminates on December 6, 2009, or earlier upon mutual consent of the parties, upon 90 day prior written notice by either party, by either party if a monthly billing is unpaid after 60 days if a 15 day notice and opportunity to cure has been provided, or upon a material breach of the Agreement after 30 days’ notice and opportunity to cure the breach.

3. Notes Payable

	June 30, 2006	December 31, 2005
Note payable to KeyBank, N.A.	$—	$3,060,000
Note payable to Bridge Bank, N.A.	3,060,000	—
Note payable to the Company’s President & CEO	200,000	—
Note payable to Fagan Capital, Inc.	400,000	—
Total notes payable	$3,660,000	$3,060,000

On December 2, 2005, the Company entered into non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit at KeyBank under the loan agreement. The loan bore interest at an annual rate that was 2.0% greater than the interest rate on the certificate of deposit. The Company’s $3,060,000 loan with KeyBank was repaid during February 2006 and a new one-year loan agreement was entered into with Bridge Bank. The Company has granted a security interest in its $3,060,000 certificate of deposit transferred from KeyBank to Bridge Bank. The loan bears interest at 3.0% and the certificate of deposit bears interest at 1.0%.

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

On March 31, 2006, the Company entered into a $400,000 unsecured promissory note with Fagan Capital, Inc. ("Fagan Capital").  Interest accrues at an annual rate of 8.0% and interest and principal were initially due on June 2, 2006. On July 26, 2006, Fagan Capital extended the maturity date of the promissory note to June 1, 2007 and the Company issued to Fagan Capital a warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. See Note 7. The obligation to pay all unpaid principal and accrued interest will be accelerated upon an event of default, including failure to pay debt when due in an amount exceeding $200,000, the bankruptcy of the Company or related events. The Company covenants that it will not incur indebtedness, other than its current Bridge Bank loan and normal course trade debt, in excess of $1 million. The Company also covenants that it will not pledge, grant or convey any new liens on the Company’s assets. The purpose of this loan was to provide the Company with short term financing as it seeks longer term financing.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006

4. Supplemental Cash Flow Disclosures

The Company recognized non-cash compensation expense of $49,000 and $8,000 related to the issuance and vesting of stock options issued to consultants in the six months ended June 30, 2006 and 2005, respectively. The Company recognized non-cash compensation expense of $131,000 related to the issuance and vesting of stock options issued to employees in the six months ended June 30, 2006. No employee non-cash compensation expense was recognized in the six months ended June 30, 2005 prior to the implementation of SFAS 123R. Cash interest paid was $58,000 and $11,000 in the six months ended June 30, 2006 and 2005, respectively.

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

In connection with the Relocation, the Company accrued $119,000 during 2005 for employee severances offered to all regular full-time employees who were not relocated to Foster City, California. Of this amount, $78,000 was paid during the first half of 2006, resulting in $41,000 of accrued expenses at June 30, 2006. The Company expects $33,000 of this amount to be paid during the remainder of 2006 and $8,000 is to be paid during 2007. The Company accrues for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. In general, the Company uses a formula based on the number of years of service to calculate the termination benefits to be provided to affected employees.

In connection with the Relocation, the Company signed a lease agreement to occupy 4,136 square feet of space adjacent to space occupied by its BioCheck subsidiary in Foster City, California. The lease commenced on April 1, 2006 at an annual base rent of $62,000 per year that increases incrementally to $66,000 by the end of the lease term on March 31, 2009. In addition to the base rent, the Company will be responsible for its proportionate share of the building's operating expenses and real estate taxes. The Company has a renewal option to extend the lease for one three-year period at the prevailing market rental value for rentable property in the same area.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006

6. Related Party Transactions

BioCheck and EverNew Biotech, Inc., a California corporation (“EverNew”), entered into a services agreement dated December 6, 2005 (the “Services Agreement”). The holders of the shares of capital stock of EverNew are substantially the same set of individuals and entities who held BioCheck’s common stock immediately prior to the initial closing of OXIS’ acquisition of BioCheck, including Dr. John Chen, President of BioCheck, as a significant shareholder. EverNew is an emerging point-of-care diagnostics company, with a number of products in development. EverNew renders certain services to BioCheck, including assay research and development work, and BioCheck renders certain administrative services to EverNew. In consideration of services provided by EverNew, BioCheck agreed to pay to EverNew $12,000 per month, provided, however, if the sum of EverNew’s gross revenues for a consecutive three month period during the term of the Services Agreement equals or exceeds $100,000, then BioCheck shall no longer be obligated to pay EverNew any amounts for the remainder of the term of the Services Agreement. Further, in such event, EverNew shall pay BioCheck an amount equal to the EverNew Service Cost per month for the remainder of the term of the Services Agreement, and the EverNew Service Cost for such month shall be reduced by the amount of the BioCheck compensation paid to BioCheck for such month under the Services Agreement.  As used in the Services Agreement, EverNew Service Cost means the cost of all BioCheck Services provided by BioCheck each month under the Services Agreement, as incurred and determined in good faith by BioCheck. Amounts due to EverNew from BioCheck were $129,000 and $194,000 at June 30, 2006 and December 31, 2005, respectively.

7. Subsequent Events

On July 26, 2006, Fagan Capital extended the maturity date of the $400,000 promissory note, as described in Note 3, which was originally issued on March 31, 2006 by entering into a renewal and modification promissory note (“Renewal Note”). The Renewal Note has a principal amount of $405,600, comprised of the principal amount of the original promissory note plus accrued interest of $5,600. The effective date of the Renewal Note is June 2, 2006. No payments of interest or principal are required prior to the maturity date of June 1, 2007. The obligation to pay all unpaid principal and accrued interest will be accelerated upon an event of default, including, after October 31, 2006, failure to pay debt when due in an amount exceeding $300,000, or at any time, the bankruptcy of OXIS or related events. The Company further agreed that, after October 31, 2006, it will not incur indebtedness, other than its current Bridge Bank loan and normal course trade debt, in excess of $1 million, and that it will not pledge, grant or convey any new liens on its assets. The purpose of this loan was to provide the Company with intermediate term financing as it seeks longer term financing.

In conjunction with the issuance of the Renewal Note, on July 26, 2006 the Company issued to Fagan Capital a common stock purchase warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. The exercise price is adjustable pursuant to certain anti-dilution provisions and upon the occurrence of a stock split. The common stock purchase warrant has an effective date of June 2, 2006 and expires on June 1, 2014. The parties are negotiating the terms of a registration rights agreement covering the shares underlying the common stock purchase warrant. This warrant will be valued using the Black-Scholes option-pricing model and that amount will be expensed over the life of the loan as of the date of the agreement.

On July 20, 2006, the Company entered into an amendment to the exclusive license and supply agreement originally signed on September 28, 2004 with HaptoGuard, Inc. (“HaptoGuard”). The Company granted HaptoGuard three-month extensions to fulfill its obligation to begin Phase II clinical trials with a licensed product. HaptoGuard may obtain three such extensions upon payment of $50,000 for each extension. In addition, the Company agreed to change the timeline for initiation of Phase IIb clinical trials with a licensed product under the license agreement and agreed to allow the same extension arrangement for that milestone. The Company has received a $50,000 payment from HaptoGuard on July 24, 2006 for the first extension ending on September 30, 2006.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Statement Regarding Forward-Looking Statements

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding:

(1) our plan to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability; (2) our expectation that BioCheck will continue to be cash flow positive, and that its cash will be sufficient to sustain its operating activities; (3) our intention to seek additional loan and equity financings to obtain sufficient funds to sustain our operations, implement our marketing campaign and purchase the remaining 49% of BioCheck for approximately $3.0 million; (4) our plan to increase revenues by our marketing campaign and the introduction of new products; (5) our belief that the adoption of certain accounting standards will have no impact on our financial condition or results of operations; (6) our expectation that $33,000 of employee severance package expenses will be paid during the remainder of 2006 and $8,000 will be paid during 2007; (7) our plan to pursue the development of novel cardiac markers intended to provide a more effective diagnostic predictor test for patients at risk of cardiac events before they occur, given the availability of sufficient capital resources; (8) our plan to develop the cardiac marker product through the combination of our MPO assay with other in-house assays; (9) our belief that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter and our testing of Ergothioneine; (10) our intent to pursue the development of Ergothioneine for use in over-the-counter markets, given the availability of sufficient capital resources; (11) our expectation that a new myeloperoxidase research assay will be ready for commercial launch in the third quarter of 2006; (12) our expectation that the ID protein assays and reagents will be ready for commercial launch by late 2006; (13) our plan to continue to build our management team and enhance our Board of Directors during 2006; (14) our projections for 2006, which are based upon our expectations that BioCheck will incur similar revenues and costs in 2006 as it incurred in 2005; (15) our expectation that in the third quarter 2006, product revenues will increase modestly from the second quarter; (16) our intention to develop new diagnostic test kits and evaluate our product offerings, pricing and distribution network in order to increase sales volume; (17) our expectation that third quarter 2006 product costs will increase proportionally with any increases in revenues; (18) our expectation that revenues and expenses will increase substantially from 2005 to 2006 with the consolidation of all of BioCheck’s results of operations during the first quarter of 2006; (19) our expectation that third quarter 2006 research and development costs will be approximately the same as the second quarter; (20) our expectation that the actual amount of research and development expenses will fluctuate with the availability of funding; (21) our expectation that third quarter 2006 selling, general and administrative expenses will approximately the same as the second quarter; (22) our expectation that interest expense will increase during the third quarter of 2006 with the non-cash expense incurred from the issuance of a warrant in the third quarter 2006; and (23) our expectation that our cash position will not be sufficient to sustain our operations through the third quarter of 2006 without additional financing.

It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including (1) failure to complete our acquisition of BioCheck or to adequately integrate the operations of the two companies; (2) failure to achieve any benefits in connection with the recent changes in management or personnel; (3) disruption in operations due to the relocation plan and reduction in workforce; (4) inability to hire employees or management; (5) failure to make payments when required under our Mutual Services Agreement with BioCheck to avoid termination; (6) failure to find alternative suppliers; (7) failure to develop or market products successfully; (8) failure to obtain necessary financing; (9) the cost of complying with regulatory requirements; (10) uncertainties exist relating to issuance, validity and ability to enforce and protect patents, other intellectual property and certain proprietary information; (11) our products may not meet product performance specifications; (12) new products may be unable to compete successfully in either existing or new markets; (13) availability and future costs of materials and other operating expenses; (14) weakness in the global economy and changing market conditions, together with general economic conditions affecting our target industries, could cause our operating results to fluctuate; (15) miscalculations in the assessment of our cash position; and (16) our failure to accurately predict the impact of the adoption of certain accounting standards. These and other factors could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Factors that May Affect Future Operating Results” beginning on page 23 of this Report on Form 10-QSB. Such risks, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission, or the SEC, reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements included in this Report on Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

The following discussion of our financial condition and plan of operation should be read in conjunction with our consolidated financial statements and related notes included in this Report and our audited consolidated financial statements and related notes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB.

Overview

OXIS International, Inc. develops technologies and products to research, diagnose, treat and prevent diseases of oxidative stress associated with damage from free radical and reactive oxygen species. We derive our revenues primarily from sales of research diagnostic assays to research laboratories. Our diagnostic products include approximately 30 research assays to measure markers of oxidative stress. We hold the rights to three therapeutic classes of compounds in the area of oxidative stress, and have focused our commercialization programs in clinical cardiovascular markers, including MPO (myeloperoxidase) and GPx (glutathione peroxidase), as well as a potent antioxidant, Ergothioneine, that may be appropriate for sale over-the-counter as a dietary supplement. OXIS has acquired a 51% interest in and has the option to purchase the remaining 49% of BioCheck, Inc., or BioCheck.

Our majority-held subsidiary, BioCheck, is a leading producer of clinical diagnostic assays, including high quality enzyme immunoassay research services and immunoassay kits for cardiac and tumor markers, infectious diseases, thyroid function, steroids, and fertility hormones designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro (outside the body) diagnostic testing in clinical laboratories. BioCheck focuses primarily on the immunoassay segment of the clinical diagnostics market. BioCheck offers over 40 clinical diagnostic assays manufactured in its 15,000 square-foot, U.S. Food and Drug Administration, or FDA, certified Good Manufacturing Practices device-manufacturing facility in Foster City, California.

We incurred net losses of $1.3 million in the six months ended June 30, 2006 and $3.1 million in 2005. We began expensing stock options effective January 1, 2006 in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” or SFAS 123R, and we are seeking debt financing that may have related warrants. Non-cash financing charges resulting from such financing and the additional non-cash charges related to stock options may delay profitability. Our plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, we cannot assure you that we will accomplish this task and there are many factors that may prevent us from reaching our goal of profitability.

On a consolidated basis, we had cash and cash equivalents of $461,000 at June 30, 2006 of which $441,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities.

The OXIS parent company had cash and cash equivalents of $20,000 at June 30, 2006. OXIS cannot access the cash held by its majority-held subsidiary, BioCheck, to pay for the corporate purposes of the OXIS parent company. We have incurred negative operating cash flows of $0.7 million during the first six months of 2006 and $2.1 million during 2005. The current rate of cash usage raises substantial doubt about the OXIS parent company’s ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, we are seeking debt and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck for approximately $3.0 million. We plan to increase revenues by our marketing campaign and the introduction of new products. However, we cannot assure you that we will successfully obtain debt or equity financing, if any, sufficient to finance our goals or that we will increase product related revenues as such events are subject to factors beyond our control. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event OXIS cannot continue in existence.

Recent Developments

Current significant financial and operating events and strategies are summarized as follows:

Stockholder Approval

On August 1, 2006, at the OXIS 2006 Annual Meeting of Stockholders, the five nominated directors were re-elected, the proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 95,000,000 to 150,000,000 was approved, and the proposal to increase the number of shares reserved for issuance under the OXIS 2003 Stock Incentive Plan, or the Plan, from 3,600,000 shares to 5,600,000 shares was also approved by the stockholders.

License Agreement Extension

On July 20, 2006, the Company entered into an amendment to the exclusive license and supply agreement originally signed on September 28, 2004 with HaptoGuard, Inc., or HaptoGuard. The Company granted HaptoGuard three-month extensions to fulfill its obligation to begin Phase II clinical trials with a licensed product. HaptoGuard may obtain three such extensions upon payment of $50,000 for each extension. In addition, the Company agreed to change the timeline for initiation of Phase IIb clinical trials with a licensed product under the license agreement and agreed to allow the same extension arrangement for that milestone. The Company has received a $50,000 payment from HaptoGuard on July 24, 2006 for the first extension ending on September 30, 2006.

Service Agreement with Ambient Advisors LLC

On May 12, 2006, we entered into an agreement with Ambient Advisors LLC, or Ambient Advisors. Gary M. Post, a member of the board of directors, is the manager of Ambient Advisors. Ambient Advisors will provide certain services pertaining to strategic planning, investor communications and financing strategies or other projects at the request of our chief executive officer for a one year period, and thereafter, on a month-to-month basis. Ambient Advisors compensation is $5,000 per month and we granted Ambient Advisors a ten year warrant to purchase 108,000 shares of OXIS common stock at an exercise price of $0.39 per share, with 9,000 shares becoming exercisable each month over the term of the agreement.

Acquisition of BioCheck

On September 19, 2005, we entered into a stock purchase agreement with BioCheck and its stockholders to purchase all of its common stock for $6.0 million in cash. BioCheck is a leading producer of enzyme immunoassay diagnostic kits for clinical laboratories. On December 6, 2005, we purchased 51% of the shares of BioCheck’s common stock from each of its shareholders on a pro rata basis for $3,060,000 in cash. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141, “Business Combinations.” The consolidated statements of operations for the three and six months ended June 30, 2006 include the results of operations of BioCheck and the consolidated balance sheets include the assets and liabilities of BioCheck at December 31, 2005 and June 30, 2006. Pursuant to the stock purchase agreement, OXIS will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings.

Mutual Services Agreement

On June 23, 2006, we entered into a mutual services agreement with BioCheck. Each of OXIS and BioCheck will provide certain services to the other corporation to be charged monthly at an hourly rate with an overhead surcharge. The services that BioCheck will provide include manufacturing the bulk of OXIS’ research assay test kits, assisting in packaging and shipping such research assay test kits to OXIS customers, and undertaking research and development of certain new OXIS research assay test kits on a case-by-case basis to be agreed upon between the parties. OXIS will provide services to BioCheck, including marketing and sales, website management and materials requirement and control systems.

The agreement terminates on December 6, 2009, or earlier upon mutual consent of the parties, upon 90 day prior written notice by either party, by either party if a monthly billing is unpaid after 60 days if a 15 day notice and opportunity to cure has been provided, or upon a material breach of the Agreement after 30 days’ notice and opportunity to cure the breach. OXIS owes BioCheck approximately $73,000 for services that BioCheck had provided to OXIS prior to the signing of the Agreement, on or before June 30, 2006. OXIS has not made that payment. If OXIS receives written notice of breach of the agreement due to this non-payment, it will have 15 days to cure that breach. If OXIS fails to cure the breach during the cure period, BioCheck would have the right to terminate the agreement.

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

BioCheck currently has several products under development for cancer, cardiac/inflammatory and angiogenesis research applications.  A research assay and reagents for the detection of HMGA2, a marker for aggressive breast cancer, are under development.  Myeloperoxidase is an inflammatory protein that has utility as a prognostic marker for cardiac events.  A new myeloperoxidase research assay has been developed that we expect will be ready for commercial launch in the third quarter of 2006.  Id proteins play a central role in cell differentiation, and Id1 and Id3 play a central and critical role in tumor related angiogenesis.  BioCheck has developed research assays and rabbit monoclonal antibodies for the detection of human and mouse Id proteins. We currently expect that the Id protein assays and reagents will be ready for commercial launch by late 2006.

Loans and Warrant

The $3,060,000 loan with KeyBank, N.A., or KeyBank, was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into with Bridge Bank, National Association, or Bridge Bank. As part of the loan arrangement with Bridge Bank, we granted a security interest in a $3,060,000 certificate of deposit transferred from KeyBank to Bridge Bank. The loan bears interest at 3.0% and the certificate of deposit bears interest at 1.0%.

On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Steven T. Guillen, our president and chief executive officer. The related party note bears interest at 7.0%. Interest and principal are due on September 10, 2006 or, at the option of Mr. Guillen, on the date we receive net proceeds in the amount of $500,000 or more from a debt or equity financing. On March 31, 2006, we entered into a $400,000 unsecured promissory note with Fagan Capital, Inc., or Fagan Capital. Interest accrues at an annual rate of 8.0% and interest and principal were due on June 2, 2006. On July 26, 2006, Fagan Capital extended the maturity date of the promissory note to June 1, 2007 and we issued to Fagan Capital a warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. See Note 7 to the unaudited consolidated financial statements included in this Report. The purpose of these loans was to provide us with short term financing as we seek longer term financing.

Relocation of Operations

On December 6, 2005, we initiated a relocation plan to cease our operations in Portland, Oregon and relocate to Foster City, California. We decided to relocate after reviewing and evaluating all aspects of our operations to determine the profitability and viability of continuing in the Portland, Oregon location. During February 2006, we signed a lease agreement for 4,136 square feet of space located immediately adjacent to those of BioCheck and relocated our manufacturing operations to Foster City, California. On February 15, 2006, we ceased operations at the Portland, Oregon facility and most of the Portland, Oregon employees were terminated. In connection with the relocation, we accrued $119,000 during 2005 for an employee severance package offered to all regular full-time employees who were not relocated to Foster City, California. Of this amount, $78,000 was paid during the first half of 2006, resulting in $41,000 of accrued expenses at June 30, 2006. We expect $33,000 of this amount to be paid during the remainder of 2006 and $8,000 is to be paid during 2007.

Management Team and Board of Directors

During 2006, we have continued to build our management team and enhance our Board of Directors. Michael D. Centron was appointed as our Vice President and Chief Financial Officer during January 2006, replacing Marvin S. Hausman, M.D. as acting Chief Financial Officer. During February 2006, Randall Moeckli was appointed as our Senior Director of Sales and Marketing. On March 15, 2006, Gary M. Post, Managing Director of Ambient Advisors, LLC, joined our Board of Directors.

Results of Operations

We expect revenues and expenses to increase substantially as described below from 2005 to 2006 with the consolidation of all of BioCheck’s results of operations during the first and second quarters of 2006. BioCheck’s revenues and expenses are not included in the results of operations for the first and second quarters of 2005 because they were incurred before the December 6, 2005 date of acquisition. Our projections for 2006 are based upon our expectations that BioCheck will incur similar revenues and costs in 2006 as it incurred in 2005. We can give no assurances that we will be able to successfully merge manufacturing operations without adversely affecting revenues and costs, implement an effective marketing campaign that will increase revenues, develop new products, finance our expansion plans and purchase the remaining 49% of the BioCheck common stock we do not own.

Revenues

The following table presents the changes in revenues from 2005 to 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase from 2005		2006	2005	Increase from 2005
Product revenues	$1,356,000	$555,000	$801,000	144%	$2,869,000	$1,186,000	$1,683,000	142%

For the three months ended June 30, the increase in product revenues was primarily attributable to the consolidation of $1,014,000 of revenues from BioCheck that was partially offset by a $213,000 decrease in sales from the OXIS parent company. For the six months ended June 30, the increase in product revenues was primarily attributable to the consolidation of $2,076,000 of revenues from BioCheck that was partially offset by a $393,000 decrease in sales from the OXIS parent company. The decrease in OXIS parent company sales is attributable to lower sales volume that was caused, in part, by the interruption arising from moving operations from Portland, Oregon to Foster City, California and consolidating our product offerings. We expect third quarter 2006 product revenues to increase modestly from the second quarter as we introduce new products such as our improved MPO. We intend to develop new diagnostic test kits and evaluate our product offerings, pricing and distribution network with the plan of increasing sales volume.

Cost of product revenues

The following table presents the changes in cost of product revenues from 2005 to 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase from 2005		2006	2005	Increase from 2005
Cost of product revenues	$833,000	$287,000	$546,000	190%	$1,649,000	$573,000	$1,076,000	188%

For the three months ended June 30, 2006, the increase in cost of product revenues is attributable to the consolidation of $587,000 of costs from the operations of BioCheck that were partially offset by decreased labor and related costs including contract labor of $29,000 and facility and related costs of $12,000. For the six months ended June 30, 2006, the increase in cost of product revenues is attributable to the consolidation of $1,108,000 of costs from the operations of BioCheck that were partially offset by decreased labor and related costs of $28,000 and facility and related costs of $11,000. We expect third quarter 2006 product costs to increase proportionally with any increases in revenues.

Gross profit of $523,000 for the three months ended June 30, 2006 was higher than the gross profit of $268,000 in the comparable period of 2005 because of the additional profits from product sales from BioCheck. Gross profit as a percentage of revenues was 39% in the three months ended June 30, 2006, as compared to 48% in the three months ended June 30, 2005. Gross profit of $1,220,000 for the six months ended June 30, 2006 was higher than the gross profit of $613,000 in the comparable period of 2005 because of the additional profits from product sales from BioCheck. Gross profit as a percentage of revenues was 43% in the six months ended June 30, 2006, as compared to 52% in the six months ended June 30, 2005.

Research and development expenses

The following table presents the changes in research and development expenses from 2005 to 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase from 2005		2006	2005	Increase from 2005
Research and development expenses	$178,000	$60,000	$118,000	197%	$391,000	$122,000	$269,000	220%

For the three months ended June 30, 2006, the increase in research and development expenses is primarily attributable to the consolidation of $132,000 of costs from the operations of BioCheck and increased patent amortization expense of $8,000. The increase was partially offset by decreased salary and benefits costs of $20,000 and direct project expenses of $10,000. For the six months ended June 30, 2006, the increase in research and development expenses is primarily attributable to the consolidation of $302,000 of costs from the operations of BioCheck and increased patent amortization expense of $40,000. The increase was partially offset by decreased salary and benefits costs of $42,000 and direct project expenses of $24,000. We expect third quarter 2006 research and development costs to be approximately the same as the second quarter. However, the actual amount of research and development expenses will fluctuate with the availability of funding.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2005 to 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase from 2005		2006	2005	Increase from 2005
Selling, general and administrative expenses	$837,000	$545,000	$292,000	54%	$1,901,000	$1,081,000	$820,000	76%

For the three months ended June 30, 2006, the increase in selling, general and administrative expenses is primarily attributed to the consolidation of costs from the operations of BioCheck of $189,000, and increased costs for labor and related costs including contract labor and associated transportation costs of $61,000; and non-cash compensation of $85,000 which, effective January 1, 2006, is required for employees to be included in expenses by SFAS 123R. The increase was partially offset by decreased costs for accounting, legal, shareholder communication and investor relations activities of $40,000. For the six months ended June 30, 2006, the increase in selling, general and administrative expenses is primarily attributed to the consolidation of costs from the operations of BioCheck of $408,000, and increased costs for accounting, legal, shareholder communication and investor relations activities of $102,000; labor and related costs including contract labor and associated transportation costs of $120,000; and non-cash compensation of $180,000. We expect third quarter 2006 selling, general and administrative expenses to be approximately the same as the second quarter.

Interest Income

The decrease in interest income from $52,000 for the six months ended June 30, 2005 to $31,000 in the same period in 2006, is primarily due to reduced cash available for investment activities obtained in the $6,500,000 equity financing received during December 2004 and January 2005.

Other Income

Other income is related to the sale of surplus equipment.

Interest Expense

Interest expense of $55,000 in the six months ended June 30, 2006 was primarily due to the loan with KeyBank that was transferred to Bridge Bank incurred in connection with the BioCheck acquisition and the addition of new debt of $600,000 in March 2006. We expect interest expense for the third quarter to increase from the second quarter of 2006. Warrants were issued with the renewal of a note with Fagan Capital that will result in non-cash financing expense over the life of note being recorded as interest expense. See Note 7 to the unaudited consolidated financial statements included in this Report.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $461,000 at June 30, 2006 of which $441,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities.

The cash held by the OXIS parent company was $20,000 at June 30, 2006. OXIS cannot access the cash held by its majority-held subsidiary, BioCheck, to pay for the corporate purposes of the OXIS parent company. We have incurred negative operating cash flows of $0.7 million during the six months ended June 30, 2006. Our cash is not sufficient to sustain our operations through the third quarter of 2006 without additional financings. We are seeking debt and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck for approximately $3.0 million. We plan to increase revenues by our marketing campaign and the introduction of new products. However, we cannot assure you that we will successfully obtain debt or equity financing, if any, sufficient to finance our goals or that we will increase product related revenues as such events are subject to factors beyond our control. If we are unable to raise additional capital in the third quarter of 2006, we will have to curtail or cease operations.

Net cash used in operating activities

The following table presents quarterly cash flows from operating activities for 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Cash paid to employees including benefits	$(1,161,000)	$(454,000)
Cash paid to suppliers	(2,364,000)	(1,859,000)
Total cash paid to employees and suppliers	(3,525,000)	(2,313,000)
Cash received from customers	2,804,000	1,143,000
Interest and other income received	33,000	52,000
Interest paid	(58,000)	(11,000)
Net cash used in operating activities	$(746,000)	$(1,129,000)

The increase in cash paid to employees is primarily attributed to $0.7 million of cash paid by BioCheck for payroll and benefits. Cash paid to suppliers is increased by approximately $1.1 million due to BioCheck that was offset by 2004 expenses recorded as liabilities at December 31, 2004 that were paid in the first quarter of 2005 of approximately $0.5 million and an increase in accounts payable and accrued expense in the first six months of 2006 of approximately $0.1 million. The increase in cash received from customers in the first and second quarters of 2006 is attributed to increased revenues of $1.7 million. Interest paid increased in the first and second quarters of 2006 primarily due to increased debt of $3,060,000 entered into during December 2005 and $600,000 during March 2006.

Cash used in investing activities

During the first quarter of 2006 we transferred our $3,060,000 restricted certificate of deposit from KeyBank to Bridge Bank. Capital expenditures during the second quarter of 2006 were primarily for equipment and leasehold improvements at our new Foster City, California location. We had no commitments for capital expenditures at June 30, 2006. We paid $32,000 and $131,000 for patent filings that were capitalized in the first and second quarters of 2006 and 2005, respectively.

Net cash provided by financing activities

On December 2, 2005, we entered into a non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank.

On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Steven T. Guillen, our president and chief executive officer. The related party note bears interest at 7.0%. Interest and principal are due on September 10, 2006 or, at the option of Mr. Guillen, on the date we receive net proceeds in the amount of $500,000 or more from a debt or equity financing. On March 31, 2006, we entered into a $400,000 unsecured promissory note with Fagan Capital. Interest accrues at an annual rate of 8.0% and interest and principal were due on June 2, 2006. On July 26, 2006, Fagan Capital extended the maturity date of the promissory note to June 1, 2007 and we issued to Fagan Capital a warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. See Note 7 to the unaudited consolidated financial statements included in this Report. The purpose of these loans was to provide us with short term financing as we seek longer term financing.

The cash held by the OXIS parent company of $20,000 at June 30, 2006 is not sufficient to sustain our operations through the third quarter of 2006 without additional financings. OXIS cannot access the cash held by its majority-held subsidiary, BioCheck, to pay for the corporate purposes of the OXIS parent company. In an effort to mitigate this near-term concern, we are seeking debt and equity financings to obtain sufficient funds to sustain operations, implement our marketing campaign and purchase the remaining 49% of BioCheck for approximately $3.0 million. However, we cannot assure you that we will successfully obtain debt or equity financing.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Basis of Consolidation

The consolidated financial statements contained in this Report include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. On December 6, 2005, we purchased 51% of the common stock of BioCheck. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141, “Business Combinations.” The consolidated statements of operations for the three and six months ended June 30, 2006 include the results of operations of BioCheck and the consolidated balance sheets include the assets and liabilities of BioCheck at June 30, 2006 and December 31, 2005.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB Opinion No. 25. SFAS 123R establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management implemented SFAS 123R effective January 1, 2006. Methodologies used for calculations such as the Black-Scholes option-pricing models and variables such as volatility and expected life are based upon management’s judgment. Such methodologies and variables are reviewed and updated periodically for appropriateness and affect the amount of recorded charges. See Note 1 to the unaudited consolidated financial statements included in this Report for more information on the amounts, methodologies and variables related to non-cash share-based compensation charges.

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

The cash held by the OXIS parent company of $20,000 at June 30, 2006 is not sufficient to continue operations through the third quarter of 2006 without additional financings. OXIS cannot access the cash held by its majority-held subsidiary, BioCheck, to pay for the corporate purposes of the OXIS parent company. We are seeking debt and equity financings to obtain sufficient funds to sustain operations, including our development and commercialization programs, to implement our marketing campaign and purchase the remaining 49% of BioCheck common stock we do not own. We have incurred significant obligations in relation to our relocation to Foster City, California and our integration of operations with BioCheck, including severance benefits for terminated employees, the hiring of new personnel, our contractual obligations to consultants and moving expenses. We will need to repay debt in the amount of $200,000 to our chief executive officer on or before September 10, 2006 and $405,600 to Fagan Capital on or before June 1, 2007. On July 26, 2006, Fagan Capital extended the maturity date of the promissory note to June 1, 2007 and the Company issued to Fagan Capital a warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. See Note 7 to the unaudited consolidated financial statements included in this Report. If we are unable to raise additional capital in the third quarter of 2006 we will have to curtail or cease operations. If we raise short term capital by incurring additional debt, we will have to obtain equity financing sufficient to repay such debt and accrued interest. Further, incurring additional debt may make it more difficult for us to successfully consummate future equity financings.

As we have failed to make payments due to BioCheck under our Mutual Services Agreement, BioCheck could exercise its rights under the default provisions of that agreement to terminate the agreement and cease production of many of our research test kit assays.

As mentioned above, on June 23, 2006, we entered into a Mutual Services Agreement, or Agreement, with our majority owned subsidiary, BioCheck. Pursuant to the Agreement, OXIS agreed to pay BioCheck approximately $73,000 that it owed to BioCheck for services that BioCheck had provided to OXIS prior to the signing of the Agreement, on or before June 30, 2006. OXIS has not made that payment. If OXIS receives written notice of breach of the Agreement due to this non-payment, it will have 15 days to cure that breach. If OXIS fails to cure the breach during the cure period, BioCheck would have the right to terminate the Agreement. Pursuant to the Agreement, BioCheck is manufacturing the bulk of OXIS’ research assay test kits, assisting in packaging and shipping such research assay test kits to OXIS customers, and undertaking research and development of certain new OXIS research assay test kits. If BioCheck ceases to perform services under the Agreement, OXIS will have to turn to third party suppliers for the manufacturing of its research assay test kits, where that is possible, and will likely have to cease research and development of new OXIS research assay test kits. There can be no assurance that possible third party suppliers of research assay test kits will be willing or able to manufacture OXIS’ research assay test kits at competitive prices or at all, or that OXIS would be able to pay for such services. Disruption or cessation of manufacturing due to the termination of the Agreement would have immediate and deleterious effects on OXIS future revenues.

We will need to raise additional capital in order to complete our acquisition of the outstanding shares of BioCheck.

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

As of June 30, 2006, we had an accumulated deficit of approximately $66,648,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The unavailability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

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

We may not be able to successfully integrate the BioCheck business into our existing business in a timely and non-disruptive manner, or at all. In addition, the Acquisition may result in, among other things, substantial charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses and increased general and administrative expenses. Furthermore, the Acquisition may not produce revenues, earnings or business synergies that we anticipate.  There can be no assurance that BioCheck will continue to manufacture our research assay test kits if that agreement is terminated.

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

As part of our decision to acquire BioCheck, we implemented a relocation and integration plan, including a strategy to reduce our cost structure. In doing so, we significantly reduced our employee workforce from 15 full time employees to four, outsourced certain company functions and have taken other steps intended to reduce costs and improve efficiencies.  Our business may continue to be disrupted and adversely affected by this reduction in work force until we employ new personnel to replace certain open positions. Our business may also be disrupted due to our move to new facilities. The payment of severance benefits resulting from employee terminations will cause us to utilize cash. There can be no assurances that we will be able to improve efficiencies and function properly following such reductions.

We may experience disruption or may fail to achieve any benefits in connection with the recent changes in executive management and in Board membership.

During the second quarter of 2004, our former Chief Executive Officer retired, and during the third quarter of 2004 our Chief Operating and Financial Officer left the employment of our company. As a result, others who had limited experience with OXIS were appointed to serve as acting Chief Executive Officer, acting Chief Operating Officer and acting Chief Financial Officer. On February 28, 2005, the Board appointed Mr. Steven T. Guillen to the positions of President and Chief Executive Officer of OXIS, and as a member of our board. On January 6, 2006, we hired Michael D. Centron as our Vice President and Chief Financial Officer. In addition, during 2004 and early 2005, following the acquisition of a then-majority interest in OXIS by Axonyx, eight directors resigned from the board resulting in a four person board. During 2005 we added independent director John E. Repine, M.D., and Gary M. Post joined our Board of Directors on March 15, 2006, resulting in a six-person board. Timothy C. Rodell, M.D., declined to stand for re-election at the Annual Meeting of Stockholders held on August 1, 2006. All five directors currently serving on the board commenced their service on the board during the period of 2004 through the date hereof.

One impact of such changes has been to delay our sales promotions in the research assay market and in the development of Ergothioneine market opportunities. Further, we narrowed our strategic focus to concentrate resources, including discontinuing our Animal Health Profiling program. In addition, the decreased OXIS parent company sales during the second quarter of 2006 are attributable to lower sales volume that was caused, in part, by the interruption arising from moving operations from Portland, Oregon to Foster City, California and consolidating our product offerings. There can be no assurances that these changes will not cause further disruptions in, or otherwise adversely affect, our business and results of operations.

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

Our future profitability is uncertain.

We cannot predict our ability to reduce our costs or achieve profitability. We may be required to increase our research and development expenses in order to develop potential new products. As evidenced by the substantial net losses during the first six months of 2006 and the fiscal year 2005, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitable operations.

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

In December 2004, the FASB issued SFAS 123R. SFAS 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management implemented SFAS 123R effective January 1, 2006. Expensing such stock options will add to our losses or reduce our profits, if any. In addition, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program.

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

Maintaining a strong patent position is important to our competitive advantage. We currently have 81 patents either granted or applied for in 16 countries with expiration dates ranging from 2009 to 2025. Litigation on patent-related matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights we have or may obtain will be valuable. Others may have filed, or may in the future file, patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Further, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources. Abandonment of patents could substantially affect the scope of our patent protection. In addition, we may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or if we initiate such suits.

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

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the six-month period ending on June 30, 2006, the volume of our common stock traded on any given day ranged from 0 to 2,786,900 shares. Moreover, during that period, our common stock traded as low as $0.26 per share and as high as $0.46 per share, a 77% difference. This may impact an investor’s decision to buy or sell our common stock. As of June 30, 2006 there were approximately 5,200 holders of our common stock. Factors affecting our stock price include:

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

Our common stock may be, or may become, subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. Applicability of this rule would adversely affect the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Accordingly, the market for our common stock may be limited and the value negatively impacted.

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

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. On January 6, 2006, we hired Michael D. Centron as our Vice President and Chief Financial Officer. We relocated our headquarters on February 15, 2006 from Portland, Oregon to Foster City, California, and on that date we terminated the employment of our financial controller. Temporary accounting facilities were established during this transition period. Our accounting procedures and disclosure controls and procedures have changed during this period, and management believes that disclosure controls and procedures have been adequately maintained during this period and that reporting controls and procedures have been improved. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2006, the Company entered into an Engagement Letter with Ambient Advisors LLC. Gary M. Post, a member of the board of directors, is the manager of Ambient Advisors LLC.

Pursuant to the Engagement Letter, Ambient Advisors will provide certain services pertaining to strategic planning, investor communications and financing strategies or other projects at the request of our Chief Executive Officer for a one year period, thereafter on a month to month basis. Ambient Advisors will receive monthly compensation in the amount of $5,000. As part of the compensation under the Engagement Letter, we granted Ambient Advisors a ten year common stock purchase warrant to purchase 108,000 shares of OXIS common stock at an exercise price of $0.39 per share, with 9,000 shares becoming exercisable each month over the term of the agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.

None.

Item 6. Exhibits

See Index to Exhibits on page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

Date: August 14, 2006	By:	/s/ Michael D. Centron
Michael D. Centron
Title: Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Number	Filed Herewith
10.1	Engagement Letter with Ambient Advisors LLC.	8-K	5/31/06	10.1
10.2	Mutual Services Agreement between OXIS International, Inc. and BioCheck, Inc. dated June 23, 2006.	8-K	6/29/06	10.1
10.3	Renewal and Modification Promissory Note dated June 2, 2006.	8-K	7/26/06	10.1
10.4	Common Stock Purchase Warrant dated June 2, 2006.	8-K	7/26/06	10.2
10.5	Amendment #2 to Exclusive License and Supply Agreement dated July 19, 2006.	8-K	7/26/06	10.3
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X