Form 10QSB
period 2006-09-30
OXIS INTERNATIONAL INC
filed 2006-11-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

At November 10, 2006, the issuer had outstanding the indicated number of shares of common stock: 43,505,254.

Transitional Small Business Disclosure Format YES ࿶ NO ☒

OXIS International, Inc.
Form 10-QSB
For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$677,000	$614,000
Accounts receivable, net	894,000	865,000
Inventories, net	554,000	650,000
Prepaid expenses and other current assets	83,000	238,000
Deferred tax assets	13,000	14,000
Restricted cash	3,060,000	3,060,000
Total current assets	5,281,000	5,441,000
Property, plant and equipment, net	252,000	243,000
Patents, net	796,000	831,000
Goodwill and other assets	1,299,000	1,291,000
	$7,628,000	$7,806,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$819,000	$505,000
Accrued expenses	682,000	468,000
Accounts payable to related party	129,000	194,000
Notes payable to related party	200,000	—
Taxes payable	115,000	—
Notes payable	3,345,000	3,060,000
Total current liabilities	5,290,000	4,227,000
Long-term deferred taxes	41,000	41,000
Total liabilities	5,331,000	4,268,000
Minority interest in subsidiary	778,000	604,000
Shareholders’ equity:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized; Series C - 96,230 shares issued and outstanding	1,000	1,000
Common stock- $0.001 par value; 150,000,000 shares authorized; 43,124,485 and 42,538,397 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	43,000	43,000
Additional paid-in capital	69,193,000	68,686,000
Accumulated deficit	(67,301,000)	(65,379,000)
Accumulated other comprehensive loss	(417,000)	(417,000)
Total shareholders’ equity	1,519,000	2,934,000
	$7,628,000	$7,806,000

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product revenues	$1,462,000	$532,000	$4,331,000	$1,718,000
License revenues	50,000	—	50,000	—
Total revenues	1,512,000	532,000	4,381,000	1,718,000
Cost of product revenues	725,000	333,000	2,374,000	906,000
Gross profit	787,000	199,000	2,007,000	812,000
Operating expenses:
Research and development	207,000	69,000	598,000	191,000
Selling, general and administrative	953,000	470,000	2,854,000	1,551,000
Total operating expenses	1,160,000	539,000	3,452,000	1,742,000
Loss from operations	(373,000)	(340,000)	(1,445,000)	(930,000)
Other income (expenses):
Interest income	14,000	22,000	45,000	74,000
Other income	—	—	2,000	—
Interest expense	(91,000)	—	(146,000)	(11,000)
Total other income (expenses)	(77,000)	22,000	(99,000)	63,000
Allocation to minority interest in subsidiary	(88,000)	—	(174,000)	—
Loss before provision for income taxes	(538,000)	(318,000)	(1,718,000)	(867,000)
Provision for income taxes	115,000	—	204,000	—
Net loss	$(653,000)	$(318,000)	$(1,922,000)	$(867,000)
Net loss per share - basic and diluted	($0.02)	($0.01)	($0.04)	($0.02)
Weighted average shares outstanding - basic and diluted	43,090,280	42,438,261	42,752,223	42,104,110

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,922,000)	$(867,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	55,000	21,000
Amortization of intangible assets	101,000	37,000
Accretion of interest on discounted note payable	45,000	—
Common stock issued to vendor for accounts payable	23,000	—
Share-based compensation expense	249,000	8,000
Minority interest in subsidiary	174,000	—
Changes in assets and liabilities:
Accounts receivable	(29,000)	(68,000)
Inventories	96,000	(43,000)
Prepaid expenses and other current assets	155,000	9,000
Deferred tax asset	1,000	—
Other assets	(8,000)	—
Accounts payable	290,000	(157,000)
Accrued expenses	214,000	(532,000)
Taxes payable	115,000	—
Accounts payable to related party	(65,000)	—
Net cash used in operating activities	(506,000)	(1,592,000)
Cash flows from investing activities:
Acquisition of common shares of subsidiary	—	(88,000)
Investment in restricted certificate of deposit	(3,060,000)	—
Purchases of property, plant and equipment	(64,000)	(22,000)
Increase in patents	(42,000)	(171,000)
Proceeds from restricted certificate of deposit	3,060,000	—
Net cash used in investing activities	(106,000)	(281,000)
Cash flows from financing activities:
Collection of private placement proceeds receivable, net of registration statement costs	—	1,948,000
Issuance of common stock	—	239,000
Proceeds from exercise of stock options	69,000	44,000
Proceeds from short-term borrowing	3,666,000	—
Repayment of short-term borrowings	(3,060,000)	(1,200,000)
Net cash provided by financing activities	675,000	1,031,000
Net increase (decrease) in cash and cash equivalents	63,000	(842,000)
Cash and cash equivalents - beginning of period	614,000	4,687,000
Cash and cash equivalents - end of period	$677,000	$3,845,000

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck, Inc. (“BioCheck”) and certain shareholders of BioCheck to purchase all of the common stock of BioCheck for $6.0 million in cash. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for $3,060,000 in cash. BioCheck’s products include over 40 clinical diagnostic assays. The consolidated statements of operations for the three and nine months ended September 30, 2006 include the results of operations of BioCheck and the consolidated balance sheets at December 31, 2005 and September 30, 2006 include the assets and liabilities of BioCheck.

The Company incurred net losses of $1.9 million in the nine months ended September 30, 2006 and $3.1 million in 2005. The Company began expensing stock options effective January 1, 2006 in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). The Company extended the terms of existing debt during the third quarter of 2006 and obtained additional debt financings subsequent to September 30, 2006 that included the issuance of warrants. Non-cash financing charges resulting from such financings and the additional non-cash charges related to stock options may delay profitability. The Company’s plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company cannot provide assurances that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

On a consolidated basis, the Company had cash and cash equivalents of $677,000 at September 30, 2006, of which $656,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

The OXIS parent company had cash and cash equivalents of $21,000 at September 30, 2006. OXIS cannot access the cash held by its majority-held subsidiary, BioCheck, to pay for the corporate purposes of the OXIS parent company. The Company incurred negative operating cash flows of $0.5 million during the nine months ended September 30, 2006 and $2.1 million during 2005. The OXIS parent company incurred negative operating cash flows of $0.9 million during the nine months ended September 30, 2006. The current rate of cash usage raises substantial doubt about the OXIS parent Company’s ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, the Company obtained debt financing in which it received proceeds of $1,350,000 subsequent to September 30, 2006 and is seeking equity financings to obtain sufficient funds to sustain operations and purchase the remaining 49% of BioCheck for approximately $3.0 million. From the aforementioned debt financing, $635,000 was used to repay existing debt, accrued interest and related legal fees. The Company plans to increase revenues by introducing new products. However, the Company cannot provide assurances that it will successfully obtain equity financing, if any, sufficient to finance its goals or that the Company will increase product related revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The consolidated financial statements include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck. The consolidated statements of operations for the three and nine months ended September 30, 2006 include the results of operations of BioCheck and the consolidated balance sheets include the assets and liabilities of BioCheck at September 30, 2006 and December 31, 2005. BioCheck’s revenues and expenses are not included in the consolidated statements of operations for the three and nine months ended September 30, 2005 because those results of operations were incurred before the December 6, 2005 date of acquisition. In the opinion of the Company’s management, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) and disclosures considered necessary for a fair presentation of the results of the interim periods presented. This interim financial information is not necessarily indicative of the results of any future interim periods or for the Company’s full year ending December 31, 2006.

Segment Reporting

The Company operates in one reportable segment.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

Restricted Cash

The Company invested $3,060,000 of cash into a 30-day certificate of deposit at KeyBank, N.A. (“KeyBank”) and entered into a $3,060,000 non-revolving one-year loan agreement with KeyBank on December 2, 2005 for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit to KeyBank under the loan agreement. The $3,060,000 loan with KeyBank was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank, N.A. (“Bridge Bank”). As part of the loan arrangement with Bridge Bank, the Company granted a security interest in a $3,060,000 certificate of deposit transferred from KeyBank to Bridge Bank. The certificate of deposit bears interest at 1.0%. Consequently, these certificates of deposit were classified as restricted cash on the consolidated balance sheets at September 30, 2006 and December 31, 2005 as the cash is restricted as to use.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.

Management implemented SFAS 123R effective January 1, 2006, using the modified prospective application method. Under the modified prospective application method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite service is rendered on or after January 1, 2006. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for proforma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The compensation cost for awards issued prior to January 1, 2006 attributed to services performed in years after January 1, 2006 uses the attribution method applied prior to January 1, 2006 according to SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

The recognition of share-based employee compensation costs during 2006 had no related tax effect since the Company provides a valuation allowance equal to its net deferred tax assets. The adoption of SFAS 123R had no effect on cash flow from operations, cash flow from financing activities and basic and diluted earnings per share. The effect of adoption of SFAS 123R on the results of operations for the nine months ended September 30, 2006 was:

	Loss from Operations	Loss Before Provision for Income Taxes	Net Loss
Results as reported	$(1,445,000)	$(1,718,000)	$(1,922,000)
Additional compensation expense - effect of adoption of SFAS 123R	191,000	191,000	191,000
Proforma results applying the original provisions of SFAS 123 using the intrinsic value method of APB 25	$(1,254,000)	$(1,527,000)	$(1,731,000)

The following table presents the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based awards to employees prior to January 1, 2006:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2006			2005			2006			2005
Net loss as reported		$(653,000)			$(318,000)			$(1,922,000)			$(867,000)
Share-based employee compensation expense included in reported net loss		60,000			—			191,000			—
Share-based employee compensation expense that would have been included in net income if the fair value method had been applied to all awards		(60,000)			(34,000)			(191,000)			(124,000)
Pro forma net loss		$(653,000)			$(352,000)			$(1,922,000)			$(991,000)
Net loss per share: Basic and diluted - as reported Basic and diluted - pro forma	$ $	(0.02 (0.02	) )	$ $	(0.01 (0.01	) )	$ $	(0.04 (0.04	) )	$ $	(0.02 (0.02	) )

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

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

The Company issued options to purchase 120,000 shares of the Company’s common stock to employees and directors during the three months ended September 30, 2006. The Company issued no options to employees and directors during the three months ended September 30, 2005. The Company issued options to purchase 400,000 and 615,000 shares of the Company’s common stock to employees and directors during the nine months ended September 30, 2006 and 2005, respectively. The fair values of employee stock options are estimated for the calculation of employee compensation expense in 2006 and the pro forma adjustments in 2005 in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2006 and 2005: expected volatility of 90% and 170%, respectively; average risk-free interest rate of 4.59% and 4.00%, respectively; initial expected life of 4.45 years and 6 years, respectively; no expected dividend yield; and amortization over the vesting period of typically one to four years.

Stock options issued to non-employees as consideration for services provided to the Company have been accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation expense be recognized for all such options. The Company issued options to purchase 50,000 shares of the Company’s common stock to non-employees and a warrant to purchase 108,000 shares of the Company’s common stock to a director under a consulting agreement during the nine months ended September 30, 2006. The Company issued no options to non-employees during the nine months ended September 30, 2005.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares were 318,940 and 769,558 for the three months ended September 30, 2006 and 2005, respectively, and 611,497 and 869,352 for the nine months ended September 30, 2006 and 2005, respectively. These shares were excluded from net diluted loss per share because of their anti-dilutive effect.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

Recent Accounting Pronouncements

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

2. Acquisition of BioCheck

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck and certain shareholders of BioCheck to purchase all of the common stock of BioCheck for $6.0 million in cash. BioCheck is a privately held California corporation engaged in the development of immunoassays, with a number of clinical diagnostic tests that have been approved by the United States Food and Drug Administration. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for $3,060,000 in cash. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”).

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

On June 23, 2006, OXIS entered into a mutual services agreement with BioCheck. Both OXIS and BioCheck will provide certain services to the other corporation to be charged monthly at an hourly rate with an overhead surcharge. The services that BioCheck will provide include manufacturing the bulk of OXIS’ research assay test kits, assisting in packaging and shipping such research assay test kits to OXIS customers, and undertaking research and development of certain new OXIS research assay test kits on a case-by-case basis to be agreed upon between the parties. OXIS will provide services to BioCheck, including marketing and sales, website management and materials requirement and control systems.

The agreement terminates on December 6, 2009, or earlier upon mutual consent of the parties, upon 90 day prior written notice by either party, by either party if a monthly billing is unpaid after 60 days if a 15 day notice and opportunity to cure has been provided, or upon a material breach of the agreement after 30 days’ notice and opportunity to cure the breach. As of September 30, 2006, OXIS owed BioCheck approximately $103,000 for services rendered under the agreement. OXIS has not made that payment. If OXIS receives written notice of breach of the agreement due to this non-payment, it will have 15 days to cure that breach. If OXIS fails to cure the breach during the cure period, BioCheck would have the right to terminate the agreement.

3. Notes Payable

	September 30, 2006		December 31, 2005
	Maturity Value	Discounted Value
Note payable to KeyBank, N.A.	$—	$—	$3,060,000
Note payable to Bridge Bank, N.A.	3,060,000	3,060,000	—
Note payable to the Company’s former President & CEO	200,000	200,000	—
Note payable to Fagan Capital, Inc.	406,000	285,000	—
Total notes payable	$3,666,000	$3,545,000	$3,060,000

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

On March 10, 2006, the Company received $200,000 in exchange for an unsecured promissory note with Steven T. Guillen, the Company’s president and chief executive officer at that time. The related party note bears interest at 7.0%. Interest and principal were due on September 10, 2006. Mr. Guillen’s employment with the Company was terminated on September 15, 2006. The Company was in default on this note at September 30, 2006. Subsequent to September 30, 2006, Mr. Guillen sued the Company for payment of interest and principal due under the note. On November 2, 2006, the Company repaid Mr. Guillen the principal and accrued interest due on the promissory note in the amount of $209,000. The purpose of this loan was to provide the Company with short term financing as it sought longer term financing.

On March 31, 2006, the Company issued a $400,000 unsecured promissory note to Fagan Capital, Inc. (“Fagan Capital”). Interest accrued at an annual rate of 8.0% and interest and principal were initially due on June 2, 2006. The purpose of this loan was to provide the Company with short term financing as it sought longer term financing. On July 26, 2006, Fagan Capital extended the maturity date of the promissory note by entering into a renewal and modification promissory note (“Renewal Note”). The Renewal Note had a principal amount of $406,000, comprised of the principal amount of the original promissory note plus accrued interest of $6,000. The effective date of the Renewal Note was June 2, 2006. On October 25, 2006, the Company paid to Fagan Capital amounts owing under the Renewal Note as described in Note 7.

In conjunction with the issuance of the Renewal Note, on July 26, 2006 the Company issued to Fagan Capital a common stock purchase warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. The exercise price is adjustable pursuant to certain anti-dilution provisions and upon the occurrence of a stock split. The common stock purchase warrant expires on June 1, 2014. On October 23, 2006, the parties signed a registration rights agreement covering the shares underlying the common stock purchase warrant. This warrant was valued using the Black-Scholes option-pricing model and the proceeds of $406,000 were allocated to the warrant and note based on their relative fair values. This resulted in the note being recorded as a liability at a discounted value of $240,000 and the warrant being record as equity under additional paid-in capital at a value of $166,000. The discounted note will accrete to its maturity value over the life of the loan. This resulted in a non-cash interest expense of $45,000 during the quarter ended September 30, 2006. With the payment of this note from the proceeds of the Company’s October 25, 2006 financing, the remaining discount of $121,000 will be accelerated and recorded as interest expense during October 2006.

4. Supplemental Cash Flow Disclosures

The Company recognized non-cash compensation expense of $58,000 and $8,000 related to the issuance and vesting of stock options issued to consultants in the nine months ended September 30, 2006 and 2005, respectively. The Company recognized non-cash compensation expense of $191,000 related to the issuance and vesting of stock options issued to employees in the nine months ended September 30, 2006. No employee non-cash compensation expense was recognized in the nine months ended September 30, 2005 prior to the implementation of SFAS 123R. Cash interest paid was $88,000 and $11,000 in the nine months ended September 30, 2006 and 2005, respectively. Interest expense attributed to the accretion of interest on discounted note payable was $45,000 in the three and nine months ended September 30, 2006.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

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

In connection with the Relocation, the Company accrued $119,000 during 2005 for employee severances offered to all regular full-time employees who were not relocated to Foster City, California. Of this amount, $103,000 has been paid during the first nine months of 2006, resulting in $16,000 of accrued expenses at September 30, 2006. The Company expects $8,000 of this amount to be paid during the remainder of 2006 and $8,000 is to be paid during 2007. The Company accrues for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. In general, the Company uses a formula based on the number of years of service to calculate the termination benefits to be provided to affected employees.

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

6. Related Party Transactions

BioCheck and EverNew Biotech, Inc., a California corporation (“EverNew”), entered into a services agreement dated December 6, 2005 (the “Services Agreement”). The holders of the shares of capital stock of EverNew are substantially the same set of individuals and entities who held BioCheck’s common stock immediately prior to the initial closing of OXIS’ acquisition of BioCheck, including Dr. John Chen, President of BioCheck, as a significant shareholder. EverNew is an emerging point-of-care diagnostics company, with a number of products in development. EverNew renders certain services to BioCheck, including assay research and development work, and BioCheck renders certain administrative services to EverNew. In consideration of services provided by EverNew, BioCheck agreed to pay to EverNew $12,000 per month, provided, however, if the sum of EverNew’s gross revenues for a consecutive three month period during the term of the Services Agreement equals or exceeds $100,000, then BioCheck shall no longer be obligated to pay EverNew any amounts for the remainder of the term of the Services Agreement. Further, in such event, EverNew shall pay BioCheck an amount equal to the EverNew Service Cost per month for the remainder of the term of the Services Agreement, and the EverNew Service Cost for such month shall be reduced by the amount of the BioCheck compensation paid to BioCheck for such month under the Services Agreement. As used in the Services Agreement, EverNew Service Cost means the cost of all BioCheck services provided by BioCheck each month under the Services Agreement, as incurred and determined in good faith by BioCheck. Amounts due to EverNew from BioCheck are $129,000 and $194,000 at September 30, 2006 and December 31, 2005, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

7. Subsequent Events

On September 15, 2006, Marvin S. Hausman, M.D. was appointed by the board of directors as President and Chief Executive Officer of the Company. Dr. Hausman remains Chairman of the board of directors. On November 6, 2006, OXIS entered into an employment agreement with Dr. Hausman. The commencement date of the agreement was set retroactively at October 15, 2006 (the “Commencement Date”).

Pursuant to the employment agreement, Dr. Hausman will serve as the President and Chief Executive Officer of OXIS for a three year period from the Commencement Date, thereafter on a one year basis. Dr. Hausman will receive annual compensation in the amount of $250,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance is authorized by the Board of Directors, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Dr. Hausman was issued 347,222 restricted shares of common stock. During the three year term of the agreement, Dr. Hausman shall receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the Board of Directors and its Compensation Committee. During the remainder of calendar year 2006, Dr. Hausman’s bonus shall be pro rated on an annual bonus rate in the range of 25% to 50% of his base salary, and the bonus for subsequent years of the term of the agreement shall be in a similar target range. The bonuses payable hereunder shall be paid in cash, although at Dr. Hausman’s sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Hausman of the bonus for a particular year. Once OXIS has raised at least $2.5 million in one or more financings (equity, debt or convertible debt, in addition to the financing closed on October 25, 2006) or in a strategic transaction (in each case, a Qualifying Financing), Dr. Hausman may elect, at any time, in lieu of receiving a quarterly issuance of stock (or warrants in lieu thereof), to receive his base salary in cash, payable monthly on OXIS’s regular pay cycle for professional employees. As part of the compensation under the employment agreement, OXIS granted Dr. Hausman a ten year a non-qualified option to purchase 495,000 shares of OXIS common stock at an exercise price of $0.20 per share, vesting as follows: (i) 247,500 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 247,500 option shares vesting in eight quarterly installments over two years (the “Initial Option Grant”). Additionally, OXIS granted Dr. Hausman, as a sign on bonus, 500,000 restricted shares of common stock and a ten year common stock purchase warrant to purchase 1,505,000 shares at an exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date. OXIS shall provide Dr. Hausman with an annual office expense allowance of $50,000, for the costs of maintaining an office in the Stevenson, Washington area. The office expense allowance shall be payable quarterly in advance in the form of common stock, at a price equal to 85% of the Market Price. For the first installment, representing $12,500 of the office expense allowance, Dr. Hausman was issued 69,444 restricted shares of common stock. Hereafter, the office allowance expense will be paid promptly after the determination of the Market Price on the dates that are three months, six months and nine months from the date hereof, and quarterly thereafter for the duration of the term of the agreement. Notwithstanding the foregoing, once OXIS has completed a Qualifying Financing, the office expense allowance will be paid in cash in advance, commencing for the quarter next following the quarter in which the Qualifying Financing occurred. Additionally, Dr. Hausman shall receive family health and dental insurance benefits and short-term and long-term disability policies.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

On November 6, 2006, OXIS entered into an advisory agreement with Ambient Advisors LLC (“Ambient Advisors”). Gary M. Post, a member of the board of directors, is the manager of Ambient Advisors. The commencement date of the agreement was set retroactively at October 15, 2006 (the “Commencement Date”).

Pursuant to the advisory agreement, Ambient Advisors will provide certain services pertaining to strategic planning, financial planning and budgeting, investor relations, corporate finance and such additional roles and responsibilities as requested for a three year period from the Commencement Date, thereafter on a one year basis. Ambient Advisors will receive annual compensation in the amount of $83,333, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance is authorized by the Board of Directors, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Ambient Advisors received a ten year warrant to purchase 173,608 shares of common stock with an exercise price of $0.20 per share, vesting immediately. As part of the compensation under the advisory agreement, OXIS granted Ambient Advisors a ten year common stock purchase warrant to purchase 550,000 shares of OXIS common stock at an exercise price of $0.20 per share, vesting as follows: (i) 275,000 warrant shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 275,000 warrant shares vesting in eight quarterly installments over two years. Additionally, OXIS granted Ambient Advisors, as a sign on bonus, a non-qualified option to purchase 333,333 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date. During the three year term of the agreement, Ambient Advisors shall receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the Board of Directors and its Compensation Committee. During the remainder of calendar year 2006, Ambient Advisors’ bonus shall be pro rated on an annual bonus rate in the range of 25% to 50% of the advisory fee, and the bonus for subsequent years of the term of the agreement shall be in a similar target range. The bonuses payable hereunder shall be paid in cash, although at Ambient Advisors’ sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Ambient Advisors of the bonus for a particular year.

On November 6, 2006, OXIS entered into a consulting agreement with John E. Repine, M.D. The commencement date of the agreement was set retroactively at October 15, 2006 (the “Commencement Date”).

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

Pursuant to the consulting agreement, Dr. Repine shall advise OXIS concerning matters of antioxidant and inflammation research and potential acquisitions (including products/compounds/intellectual property, companies), product research and development, and the development and establishment of reference labs for oxidative stress and inflammatory reactions for a three year period from the Commencement Date, thereafter on a one year basis. Dr. Repine will receive annual compensation in the amount of $36,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance is authorized by the Board of Directors, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Dr. Repine received 50,000 restricted shares of common stock. As part of the compensation under the consulting agreement, OXIS granted Dr. Repine a ten year stock option to purchase 200,000 shares of OXIS common stock at an exercise price of $0.20 per share, vesting as follows: (i) 100,000 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 100,000 option shares vesting in eight quarterly installments over two years. Additionally, OXIS granted Dr. Repine, as a sign on bonus, a non-qualified option to purchase 200,000 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date. During the term of the consulting agreement, Dr. Repine shall be eligible to receive annual and special bonuses based upon the attainment of agreed upon goals and milestones as determined by the OXIS Chief Executive Officer. Each bonus payable shall be paid in cash, although at Dr. Repine’s sole option, such bonus may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Repine of the particular bonus.

On October 25, 2006, OXIS entered into a securities purchase agreement (“Purchase Agreement”) with four accredited investors (the “Purchasers”). In conjunction with the signing of the Purchase Agreement, OXIS issued secured convertible debentures (“Debentures”) and Series A, B, C, D, and E common stock warrants (“Warrants”) to the Purchasers, and the parties also entered into a registration rights agreement and a security agreement (collectively, the “Transaction Documents”).

Pursuant to the terms of the Purchase Agreement, OXIS issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to OXIS of $1,350,000 from the transaction. The Debentures mature on October 25, 2008, but may be prepaid by OXIS at any time provided that the common stock issuable upon conversion and exercise of the Warrants is covered by an effective registration statement. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision (the “Conversion Price”). Beginning on the first of the month following the earlier of the effective date of the registration statement to be filed pursuant to the registration rights agreement and February 1, 2007, OXIS shall amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If OXIS chooses to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

Pursuant to the Debentures, OXIS covenants that it will not incur additional indebtedness for borrowed money, other than its current Bridge Bank promissory note. OXIS also covenants that it will not pledge, grant or convey any new liens on its assets. The obligation to pay all unpaid principal will be accelerated upon an event of default, including upon failure to perform its obligations under the Debenture covenants, failure to make required payments, default on any of the Transaction Documents or any other material agreement, lease, document or instrument to which OXIS is obligated, the bankruptcy of OXIS or related events. The Purchasers have a right of first refusal to participate in up to 100% of any future financing undertaken by OXIS until the later of the date that the Debentures are no longer outstanding and the one year anniversary of the effective date of the registration statement. OXIS is restricted from issuing shares of common stock or instruments convertible into common stock for 90 days after the effective date of the registration statement with certain exceptions. OXIS is also prohibited from effecting any subsequent financing involving a variable rate transaction until such time as no Purchaser holds any of the Debentures. In addition, until such time as any Purchaser holds any of the securities issued in the Debenture transaction, if OXIS issues or sells any common stock or instruments convertible into common stock which a Purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the Transaction Documents, OXIS is obligated to amend the terms of the Transaction Documents to such Purchaser the benefit of such better terms. OXIS may prepay the entire outstanding principal amount of the Debentures, plus accrued interest and other amounts payable, at its option at any time without penalty, provided that a registration statement is available for the resale of shares underlying the Debentures and Warrants, as more fully described in the Debentures. The purpose of this Debenture transaction is to provide the corporation with intermediate term financing as it seeks longer term financing.

On October 25, 2006, in conjunction with the signing of the Purchase Agreement, OXIS issued to the Purchasers five year Series A Warrants to purchase an aggregate of 2,420,357 shares of common stock at an initial exercise price of $0.35 per share, one year Series B Warrants to purchase 2,420,357 shares of common stock at an initial exercise price of $0.385 per share, and two year Series C Warrants to purchase an aggregate of 4,840,714 shares of common stock at an initial exercise price of $0.35 per share. In addition, OXIS issued to the Purchasers Series D and E Warrants which become exercisable on a pro-rata basis only upon the exercise of the Series C Warrants. The six year Series D Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.35 per share. The six year Series E Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.385 per share. The initial exercise prices for each warrant are adjustable pursuant to a full ratchet anti-dilution provision and upon the occurrence of a stock split or a related event.

Pursuant to the registration rights agreement, OXIS must file a registration statement covering the public resale of the shares underlying the Series A, B, C, D and E Warrants and the Debentures within 45 days of the closing of the transaction and cause the registration to be declared effective within 120 days of the closing date. Cash liquidated damages equal to 2% of the face value of the Debentures per month are payable to the purchasers for any failure to timely file or obtain an effective registration statement.

Pursuant to the Security Agreement, OXIS agreed to grant the purchasers, pari passu, a security interest in substantially all of the Company's assets. OXIS also agreed to pledge its respective ownership interests in its wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and its partial subsidiary, BioCheck, Inc. OXIS Therapeutics and OXIS Isle of Man also provided a subsidiary guarantee to the Purchasers in connection with the transaction.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006

On September 15, 2006, Steven T. Guillen’s employment as the Company’s President and Chief Executive Officer was terminated. Mr. Guillen remains a member of the board of directors. Pursuant to the employment agreement with Mr. Guillen and in connection with his termination, the Company accrued $261,000 at September 30, 2006 for severance obligations including continued coverage under the Company’s health plan. The Company expects $76,000 of this amount to be paid during the remainder of 2006 and $185,000 is to be paid during 2007 contingent upon Mr. Guillen’s execution of a waiver and release of all claims against the Company. In addition, the Company accrued back salary of approximately $75,000 at September 30, 2006 owed to Mr. Guillen. On October 16, 2006, Mr. Guillen filed a lawsuit against the Company and up to 25 unnamed additional defendants. The complaint alleges breaches of contract relating to Mr. Guillen’s employment agreement and a promissory note that is in default, breach of implied covenant of good faith and fair dealing, wrongful termination and violation of the California Labor Code in relation to the non-payment of back pay. On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Mr. Guillen. Interest and principal were due on September 10, 2006 and at September 30, 2006 were in default. On November 2, 2006, the Company repaid Mr. Guillen the principal and accrued interest due on the promissory note in the amount of $209,000 and back pay with penalties and accrued interest of $96,000. We are in ongoing negotiations with Mr. Guillen’s counsel to settle the lawsuit. To the date of this Report, the complaint has not been served upon OXIS or any other defendant.

The Company issued a $400,000 unsecured promissory note to Fagan Capital on March 31, 2006 and a modification and renewal note on July 26, 2006 as described in Note 3. In conjunction with the issuance of the renewal note, the Company issued to Fagan Capital a common stock purchase warrant. On October 25, 2006, the Company prepaid the principal, accrued interest and legal fees due pursuant to the renewal note in the amount of $426,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Statement Regarding Forward-Looking Statements

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding:

(1) our plan to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability; (2) our expectation that BioCheck will continue to be cash flow positive, and that its cash will be sufficient to sustain its operating activities; (3) our intention to seek equity financings to obtain sufficient funds to sustain our operations and purchase the remaining 49% of BioCheck for approximately $3.0 million; (4) our plan to increase revenues by the introduction of new products; (5) our belief that the adoption of certain accounting standards will have no impact on our financial condition or results of operations; (6) our expectation that $84,000 of employee severance package expenses will be paid during the remainder of 2006 and $193,000 will be paid during 2007; (7) our plan to pursue the development of novel cardiac markers; (8) our plan to develop the cardiac marker product through the combination of our MPO assay with other in-house assays; (9) our belief that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter and our testing of Ergothioneine; (10) our intent to pursue the development of Ergothioneine for use in over-the-counter markets, given the availability of sufficient capital resources; (11) our expectation that a new myeloperoxidase research assay will be ready for commercial launch in the fourth quarter of 2006; (12) our expectation that the ID protein assays and reagents will be ready for commercial launch by late 2006;(134) our projections for 2006, which are based upon our expectations that BioCheck will incur similar revenues and costs in 2006 as it incurred in 2005; (14) our expectation that in the fourth quarter 2006, product revenues will increase modestly from the third quarter as we introduce new products; (15) our intention to develop new diagnostic test kits and evaluate our product offerings, pricing and distribution network in order to increase sales volume; (16) our expectation that fourth quarter 2006 product costs will increase proportionally with any increases in revenues; (17) our expectation that revenues and expenses will increase substantially from 2005 to 2006 with the consolidation of all of BioCheck’s results of operations during 2006; (18) our expectation that the actual amount of research and development expenses will fluctuate with the availability of funding; (19) our expectation that fourth quarter 2006 selling, general and administrative expenses will approximately the same as the third quarter; (20) our expectation that interest expense will increase signinficantly from the third quarter of 2006 with additional debt financing during October 2006; and (21) our expectation that our cash position may not be sufficient to sustain our operations through the first quarter of 2007 without additional financing.

It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including (1) failure to complete our acquisition of BioCheck or to adequately integrate the operations of the two companies; (2) failure to achieve any benefits in connection with the recent changes in management or personnel; (3) disruption in operations due to the relocation plan and reduction in workforce; (4) failure to comply with our obligations under the debenture transaction agreements or to repay the debentures when such payments are due; (5) inability to hire employees or management; (6) failure to make payments when required under our Mutual Services Agreement with BioCheck to avoid termination; (7) failure to find alternative suppliers; (8) failure to develop or market products successfully; (9) failure to obtain necessary financing; (10) the cost of complying with regulatory requirements; (11) uncertainties exist relating to issuance, validity and ability to enforce and protect patents, other intellectual property and certain proprietary information; (12) our products may not meet product performance specifications; (13) new products may be unable to compete successfully in either existing or new markets; (14) availability and future costs of materials and other operating expenses; (15) weakness in the global economy and changing market conditions, together with general economic conditions affecting our target industries, could cause our operating results to fluctuate; (16) miscalculations in the assessment of our cash position; and (17) our failure to accurately predict the impact of the adoption of certain accounting standards. These and other factors could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Factors that May Affect Future Operating Results” beginning on page 36 of this Report on Form 10-QSB. Such risks, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission, or the SEC, reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements included in this Report on Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

We incurred net losses of $1.9 million in the nine months ended September 30, 2006 and $3.1 million in 2005. We began expensing stock options effective January 1, 2006 in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” or SFAS 123R. We extended the terms of existing debt during the third quarter of 2006 and obtained additional debt financings subsequent to September 30, 2006 that included the issuance of warrants. Non-cash financing charges resulting from such financing and the additional non-cash charges related to stock options may delay profitability. Our plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, we cannot assure you that we will accomplish this task and there are many factors that may prevent us from reaching our goal of profitability.

On a consolidated basis, we had cash and cash equivalents of $677,000 at September 30, 2006 of which $656,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities.

The OXIS parent company had cash and cash equivalents of $21,000 at September 30, 2006. OXIS cannot access the cash held by its majority-held subsidiary, BioCheck, to pay for the corporate purposes of the OXIS parent company. We have incurred negative operating cash flows of $0.5 million during the first nine months of 2006 and $2.1 million during 2005. The OXIS parent company incurred negative operating cash flows of $0.9 million during the first nine months of 2006. The current rate of cash usage raises substantial doubt about the OXIS parent company’s ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, we obtained debt financing in which we received proceeds of $1,350,000 subsequent to September 30, 2006 and are seeking equity financings to obtain sufficient funds to sustain operations and purchase the remaining 49% of BioCheck for approximately $3.0 million. From the aforementioned debt financing, $635,000 was used to repay existing debt, accrued interest and related legal fees. We plan to increase revenues by the introduction of new products. However, we cannot assure you that we will successfully obtain equity financing, if any, sufficient to finance our goals or that we will increase product related revenues as such events are subject to factors beyond our control. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event OXIS cannot continue in existence.

Recent Developments

Current significant financial and operating events and strategies are summarized as follows:

Appointment of New President and Chief Executive Officer.

On September 15, 2006, our board of directors appointed Marvin S. Hausman, M.D. as President and Chief Executive Officer of OXIS. Dr. Hausman remains the Chairman of the board of directors.

On October 12, 2006, we mutually agreed with Marvin S. Hausman, M.D. to terminate the consulting agreement with NW Medical Research Partners, of which Dr. Hausman is the sole member and manager, effective October 15, 2006. Under the consulting agreement dated October 1, 2005, Dr. Hausman provided certain services pertaining to licensing of intellectual property, development of potential products, financing activities and other issues at the request of our Chief Executive Officer. In conjunction with the termination of the consulting agreement, the board of directors approved the issuance of 330,769 shares of restricted common stock to Dr. Hausman in lieu of cash payment of $67,000 in fees and expenses due under the consulting agreement to the date of termination.

On November 6, 2006, we entered into an employment agreement with Dr. Hausman that commenced retroactively at October 15, 2006, or the Commencement Date. Dr. Hausman will serve as the President and Chief Executive Officer of OXIS for a three year period from the Commencement Date, thereafter on a one year basis. Dr. Hausman will receive annual compensation in the amount of $250,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance is authorized by the Board of Directors, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Dr. Hausman was issued 347,222 restricted shares of common stock. During the three year term of the agreement, Dr. Hausman will receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the Board of Directors and its Compensation Committee. During the remainder of calendar year 2006, Dr. Hausman’s bonus will be pro rated on an annual bonus rate in the range of 25% to 50% of his base salary, and the bonus for subsequent years of the term of the agreement will be in a similar target range. The bonuses payable hereunder will be paid in cash, although at Dr. Hausman’s sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Hausman of the bonus for a particular year. Once we have raised at least $2.5 million in one or more financings (equity, debt or convertible debt, in addition to the financing closed on October 25, 2006) or in a strategic transaction, Dr. Hausman may elect, at any time, in lieu of receiving a quarterly issuance of stock (or warrants in lieu thereof), to receive his base salary in cash, payable monthly on our regular pay cycle for professional employees. As part of the compensation, we granted Dr. Hausman a ten year a non-qualified option to purchase 495,000 shares of OXIS common stock at an exercise price of $0.20 per share, vesting as follows: (i) 247,500 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 247,500 option shares vesting in eight quarterly installments over two years. Additionally, we granted Dr. Hausman, as a sign on bonus, 500,000 restricted shares of common stock and a ten year common stock purchase warrant to purchase 1,505,000 shares at an exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date.

We are providing Dr. Hausman with an annual office expense allowance of $50,000, for the costs of maintaining an office in the Stevenson, Washington area, payable quarterly in advance in the form of common stock, at a price equal to 85% of the market price. For the first installment, representing $12,500 of the office expense allowance, Dr. Hausman was issued 69,444 restricted shares of common stock. Once we have completed a qualifying financing, the office expense allowance will be paid in cash in advance, commencing for the quarter next following the quarter in which the Qualifying Financing occurred. Additionally, Dr. Hausman will receive family health and dental insurance benefits and short-term and long-term disability policies.

Agreements with Ambient Advisors, LLC

On May 12, 2006, we entered into an engagement letter with Ambient Advisors LLC, or Ambient Advisors. Gary M. Post, a member of the board of directors, is the manager of Ambient Advisors. Ambient Advisors provided certain services pertaining to strategic planning, investor communications and financing strategies and other projects at the request of our chief executive officer for a one year period in return for monthly compensation of $5,000. We granted Ambient Advisors a ten year warrant to purchase 108,000 shares of OXIS common stock at an exercise price of $0.39 per share, with 9,000 shares becoming exercisable each month over the term of the agreement. On October 12, 2006, we mutually agreed with Gary M. Post to terminate the engagement letter with Ambient Advisors LLC, effective October 15, 2006, replace it with a new consulting agreement and accelerate the vesting of the warrant to be fully vested effective October 15, 2006.

On November 6, 2006, we entered into an advisory agreement with Ambient Advisors that commenced retroactively at October 15, 2006, or the Commencement Date. Ambient Advisors will provide certain services pertaining to strategic planning, financial planning and budgeting, investor relations, corporate finance and such additional roles and responsibilities as requested for a three year period from the Commencement Date, thereafter on a one year basis. Ambient Advisors will receive annual compensation in the amount of $83,333, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance is authorized by the Board of Directors, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Ambient Advisors received a ten year warrant to purchase 173,608 shares of common stock with an exercise price of $0.20 per share, vesting immediately. As part of the compensation, we granted Ambient Advisors a ten year common stock purchase warrant to purchase 550,000 shares of OXIS common stock at an exercise price of $0.20 per share, vesting as follows: (i) 275,000 warrant shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 275,000 warrant shares vesting in eight quarterly installments over two years. Additionally, OXIS granted Ambient Advisors, as a sign on bonus, a non-qualified option to purchase 333,333 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date. During the three year term of the agreement, Ambient Advisors will receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the Board of Directors and its Compensation Committee. During the remainder of calendar year 2006, Ambient Advisors’ bonus will be pro rated on an annual bonus rate in the range of 25% to 50% of the advisory fee, and the bonus for subsequent years of the term of the agreement will be in a similar target range. The bonuses payable hereunder will be paid in cash, although at Ambient Advisors’ sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Ambient Advisor of the bonus for a particular year.

Consulting Agreement with John E. Repine, M.D.

On November 6, 2006, OXIS entered into an consulting agreement with John E. Repine, M.D. that commenced retroactively at October 15, 2006, or the Commencement Date

Dr. Repine will advise us concerning matters of antioxidant and inflammation research and potential acquisitions (including products/compounds/intellectual property, companies), product research and development, and the development and establishment of reference labs for oxidative stress and inflammatory reactions for a three year period from the Commencement Date, thereafter on a one year basis. Dr. Repine will receive annual compensation in the amount of $36,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance is authorized by the Board of Directors, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Dr. Repine received 50,000 restricted shares of common stock. As part of the compensation under the consulting agreement, OXIS granted Dr. Repine a ten year stock option to purchase 200,000 shares of OXIS common stock at an exercise price of $0.20 per share, vesting as follows: (i) 100,000 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 100,000 option shares vesting in eight quarterly installments over two years. Additionally, we granted Dr. Repine, as a sign on bonus, a non-qualified option to purchase 200,000 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date. During the term of the consulting agreement, Dr. Repine is eligible to receive annual and special bonuses based upon the attainment of agreed upon goals and milestones as determined by our Chief Executive Officer. Each bonus payable will be paid in cash, although at Dr. Repine’s sole option, such bonus may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Repine of the particular bonus.

Debt Financing

On October 25, 2006, we entered into a Securities Purchase Agreement, or Purchase Agreement, with four accredited investors, or the Purchasers. In conjunction with the signing of the Purchase Agreement, we issued Secured Convertible Debentures, or Debentures, and Series A, B, C, D, and E Common Stock Warrants, or Warrants, to the Purchasers, and the parties also entered into a registration rights agreement and a Security Agreement, or collectively, the Transaction Documents.

Pursuant to the terms of the Purchase Agreement, we issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to OXIS of $1,350,000 from the transaction. The Debentures mature on October 25, 2008, but may be prepaid by us at any time provided that the common stock issuable upon conversion and exercise of the Warrants is covered by an effective registration statement. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision, or the Conversion Price. Beginning on the first of the month following the earlier of the effective date of the registration statement to be filed pursuant to the registration rights agreement and February 1, 2007, we shall amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date, or the Monthly Redemption Amounts. The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.

Pursuant to the Debentures, we covenant that we will not incur additional indebtedness for borrowed money, other than our current Bridge Bank Promissory Note. We also covenant that we will not pledge, grant or convey any new liens on its assets. The obligation to pay all unpaid principal will be accelerated upon an event of default, including upon failure to perform its obligations under the Debenture covenants, failure to make required payments, default on any of the Transaction Documents or any other material agreement, lease, document or instrument to which we are obligated, the bankruptcy of OXIS or related events. The Purchasers have a right of first refusal to participate in up to 100% of any future financing undertaken by us until the later of the date that the Debentures are no longer outstanding and the one year anniversary of the effective date of the registration statement. We are restricted from issuing shares of common stock or instruments convertible into common stock for 90 days after the effective date of the registration statement with certain exceptions. We are also prohibited from effecting any subsequent financing involving a variable rate transaction until such time as no Purchaser holds any of the Debentures. In addition, until such time as any Purchaser holds any of the securities issued in the Debenture transaction, if we issue or sell any common stock or instruments convertible into common stock which a Purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the Transaction Documents, we are obligated to amend the terms of the Transaction Documents to such Purchaser the benefit of such better terms. We may prepay the entire outstanding principal amount of the Debentures, plus accrued interest and other amounts payable, at our option at any time without penalty, provided that a registration statement is available for the resale of shares underlying the Debentures and Warrants, as more fully described in the Debentures. The purpose of this Debenture transaction is to provide us with intermediate term financing as we seek longer term financing.

On October 25, 2006 in conjunction with the signing of the Purchase Agreement, we issued to the Purchasers five year Series A Warrants to purchase an aggregate of 2,420,357 shares of common stock at an initial exercise price of $0.35 per share, one year Series B Warrants to purchase 2,420,357 shares of common stock at an initial exercise price of $0.385 per share, and two year Series C Warrants to purchase an aggregate of 4,840,714 shares of common stock at an initial exercise price of $0.35 per share. In addition, we issued to the Purchasers Series D and E Warrants which become exercisable on a pro-rata basis only upon the exercise of the Series C warrants. The six year Series D Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.35 per share. The six year Series E Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.385 per share. The initial exercise prices for each warrant are adjustable pursuant to a full ratchet anti-dilution provision and upon the occurrence of a stock split or a related event.

Pursuant to the registration rights agreement, we must file a registration statement covering the public resale of the shares underlying the Series A, B, C, D and E Warrants and the Debentures within 45 days of the closing of the transaction and cause the registration to be declared effective within 120 days of the closing date. Cash liquidated damages equal to 2% of the face value of the Debentures per month are payable to the purchasers for any failure to timely file or obtain an effective registration statement.

Pursuant to the Security Agreement, we agreed to grant the Purchasers, pari passu, a security interest in substantially all of our assets. We also agreed to pledge our respective ownership interests in our wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and our partial subsidiary, BioCheck, Inc. OXIS Therapeutics and OXIS Isle of Man also provided a subsidiary guarantee to the Purchasers in connection with the transaction.

Termination of our President and Chief Executive Officer, and related note and lawsuit

On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Mr. Guillen. The related party note bears interest at 7.0%. Interest and principal were due on September 10, 2006 and at September 30, 2006 were in default. Mr. Guillens’s employment was terminated on September 15, 2006.  Mr. Guillen, who remains a member of our board of directors, filed a lawsuit against OXIS and up to 25 unnamed additional defendants. The complaint alleges breaches of contract relating to Mr. Guillen’s employment agreement and a promissory note that is in default, breach of implied covenant of good faith and fair dealing, wrongful termination and violation of the California Labor Code in relation to the non-payment of back pay. On November 2, 2006, we repaid Mr. Guillen the principal and accrued interest due on the promissory note in the amount of $209,000 and back pay with penalties and accrued interest of $96,000. We are in ongoing negotiations with Mr. Guillen’s counsel to settle the lawsuit. To the date of this Report, the complaint has not been served upon OXIS or any other defendant.

License Agreement Extension

On July 20, 2006, we entered into an amendment to the exclusive license and supply agreement originally signed on September 28, 2004 with HaptoGuard, Inc., or HaptoGuard, which has since been merged into Alteon Inc. We granted HaptoGuard three-month extensions to fulfill its obligation to begin Phase II clinical trials with a licensed product. HaptoGuard may obtain three such extensions upon payment of $50,000 for each extension. In addition, we agreed to change the timeline for initiation of Phase IIb clinical trials with a licensed product under the license agreement and agreed to allow the same extension arrangement for that milestone. We received a $50,000 payment from HaptoGuard on July 24, 2006 for the first extension ending on September 30, 2006.

Acquisition of BioCheck

On September 19, 2005, we entered into a stock purchase agreement with BioCheck and its shareholders to purchase all of its common stock for $6.0 million in cash. BioCheck is a leading producer of enzyme immunoassay diagnostic kits for clinical laboratories. On December 6, 2005, we purchased 51% of the shares of BioCheck’s common stock from each of its shareholders on a pro rata basis for $3,060,000 in cash. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141, “Business Combinations.” The consolidated statements of operations for the three and nine months ended September 30, 2006 include the results of operations of BioCheck and the consolidated balance sheets include the assets and liabilities of BioCheck at December 31, 2005 and September 30, 2006. Pursuant to the stock purchase agreement, OXIS will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings.

Mutual Services Agreement

On June 23, 2006, we entered into a mutual services agreement with BioCheck. Both OXIS and BioCheck will provide certain services to the other corporation to be charged monthly at an hourly rate with an overhead surcharge. The services that BioCheck will provide include manufacturing the bulk of OXIS’ research assay test kits, assisting in packaging and shipping such research assay test kits to OXIS customers, and undertaking research and development of certain new OXIS research assay test kits on a case-by-case basis to be agreed upon between the parties. OXIS will provide services to BioCheck, including marketing and sales, website management and materials requirement and control systems.

The agreement terminates on December 6, 2009, or earlier upon mutual consent of the parties, upon 90 day prior written notice by either party, by either party if a monthly billing is unpaid after 60 days if a 15 day notice and opportunity to cure has been provided, or upon a material breach of the agreement after 30 days’ notice and opportunity to cure the breach. As of September 30, 2006, OXIS owed BioCheck approximately $103,000 for services rendered under the agreement. OXIS has not made that payment. If OXIS receives written notice of breach of the agreement due to this non-payment, it will have 15 days to cure that breach. If OXIS fails to cure the breach during the cure period, BioCheck would have the right to terminate the agreement.

Product Development

During the nine months ended September 30, 2006, we expanded our product portfolio of research assay kits for the research markets with the addition of eight new assay products.  Given the availability of sufficient capital resources, we plan to pursue the development of cardiac markers.  We are planning to expand our cardiovascular and inflammatory products through the combination of our myeloperoxidase, or MPO, assay with other in-house assays and new assays in development.  We also believe that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter.  We are currently testing Ergothioneine produced in bulk to ensure that its purity level is acceptable. Given the availability of sufficient capital resources and the successful scale-up to a bulk manufacturing process that ensures an acceptable level of purity, we intend to pursue the development of Ergothioneine for use in the over the counter market, however, there can be no assurance as to when or if we will launch Ergotheioneine on a commercial basis as a nutraceutical.

BioCheck currently has several products under development for cancer, cardiac/inflammatory and angiogenesis research applications.  A research assay and reagents for the detection of HMGA2, a marker for aggressive breast cancer, are under development.  Myeloperoxidase is an inflammatory protein that has utility as a prognostic marker for cardiac events.  A new myeloperoxidase research assay has been developed that we expect will result in commercial sales in the fourth quarter of 2006.  Id proteins play a central role in cell differentiation, and Id1 and Id3 play a central and critical role in tumor related angiogenesis.  BioCheck has developed research assays and rabbit monoclonal antibodies for the detection of human and mouse Id proteins. We currently expect that the Id protein assays and reagents will be ready for commercial launch by late 2006.

Other Loans and Warrant

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

On March 31, 2006, we issued a $400,000 unsecured promissory note to Fagan Capital, Inc., or Fagan Capital. Interest accrues at an annual rate of 8.0% and interest and principal were due on June 2, 2006. On July 26, 2006, Fagan Capital extended the maturity date of the promissory note to June 1, 2007 and we issued to Fagan Capital a warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. On October 25, 2006, the Company prepaid the principal, accrued interest and legal fees due pursuant to the Renewal Note in the amount of $426,000 and the Company undertook to finalize a registration rights agreement covering the shares underlying the common stock purchase warrant within 7 days of the prepayment of the Renewal Note. See Notes 3 and 7 to the unaudited consolidated financial statements included in this Report. The purpose of these loans was to provide us with short term financing as we sought longer term financing.

Relocation of Operations

On December 6, 2005, we initiated a relocation plan to cease our operations in Portland, Oregon and relocate to Foster City, California. We decided to relocate after reviewing and evaluating all aspects of our operations to determine the profitability and viability of continuing in the Portland, Oregon location. During February 2006, we signed a lease agreement for 4,136 square feet of space located immediately adjacent to those of BioCheck and relocated our manufacturing operations to Foster City, California. On February 15, 2006, we ceased operations at the Portland, Oregon facility and most of the Portland, Oregon employees were terminated. In connection with the relocation, we accrued $119,000 during 2005 for employee severances offered to all regular full-time employees who were not relocated to Foster City, California. Of this amount, $103,000 has been paid during the first nine months of 2006, resulting in $16,000 of accrued expenses at September 30, 2006. We expect $8,000 of this amount to be paid during the remainder of 2006 and $8,000 is to be paid during 2007.

Results of Operations

We expect revenues and expenses to increase substantially as described below from 2005 to 2006 with the consolidation of all of BioCheck’s results of operations for the nine months ended September 30, 2006. BioCheck’s revenues and expenses are not included in the results of operations for the nine months ended September 30, 2005 because they were incurred before the December 6, 2005 date of acquisition. Our projections for 2006 are based upon our expectations that BioCheck will incur similar revenues and costs in 2006 as it incurred in 2005. We can give no assurances that we will be able to successfully merge manufacturing operations without adversely affecting revenues and costs, increase revenues, develop new products, finance our expansion plans and purchase the remaining 49% of the BioCheck common stock we do not own.

Revenues

The following table presents the changes in revenues from 2005 to 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase from 2005		2006	2005	Increase from 2005
Revenues	$1,512,000	$532,000	$980,000	184%	$4,381,000	$1,718,000	$2,663,000	155%

For the three months ended September 30, the increase in revenues was primarily attributable to the consolidation of $1,128,000 of revenues from BioCheck and $50,000 license fee payment from HaptoGuard that was partially offset by a $198,000 decrease in sales from the OXIS parent company. For the nine months ended September 30, the increase in revenues was primarily attributable to the consolidation of $3,204,000 of revenues from BioCheck and $50,000 license fee payment from HaptoGuard that was partially offset by a $591,000 decrease in sales from the OXIS parent company. The decrease in OXIS parent company sales is attributable to lower sales volume that was caused, in part, by the interruption arising from moving operations from Portland, Oregon to Foster City, California and consolidating our product offerings. We expect fourth quarter 2006 product revenues to increase modestly from the third quarter as we introduce new products such as our improved MPO. We intend to develop new diagnostic test kits and evaluate our product offerings, pricing and distribution network with the plan of increasing sales volume.

Cost of product revenues

The following table presents the changes in cost of product revenues from 2005 to 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase from 2005		2006	2005	Increase from 2005
Cost of product revenues	$725,000	$333,000	$392,000	118%	$2,374,000	$906,000	$1,468,000	162%

For the three months ended September 30, 2006, the increase in cost of product revenues is attributable to the consolidation of $512,000 of costs from the operations of BioCheck that were partially offset by decreased labor and related costs including contract labor of $86,000 and facility and related costs of $41,000. For the nine months ended September 30, 2006, the increase in cost of product revenues is attributable to the consolidation of $1,620,000 of costs from the operations of BioCheck that were partially offset by decreased labor and related costs of $115,000 and facility and related costs of $52,000. We expect fourth quarter 2006 product costs to increase proportionally with any increases in revenues.

Gross profit of $787,000 for the three months ended September 30, 2006 was higher than the gross profit of $199,000 in the comparable period of 2005 because of the additional profits from product sales from BioCheck. Gross profit as a percentage of revenues was 52% in the three months ended September 30, 2006, as compared to 37% in the three months ended September 30, 2005. Gross profit of $2,007,000 for the nine months ended September 30, 2006 was higher than the gross profit of $812,000 in the comparable period of 2005 because of the additional profits from product sales from BioCheck. Gross profit as a percentage of revenues was 46% in the nine months ended September 30, 2006, as compared to 47% in the nine months ended September 30, 2005.

Research and development expenses

The following table presents the changes in research and development expenses from 2005 to 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase from 2005		2006	2005	Increase from 2005
Research and development expenses	$207,000	$69,000	$138,000	200%	$598,000	$191,000	$407,000	213%

For the three months ended September 30, 2006, the increase in research and development expenses is primarily attributable to the consolidation of $131,000 of costs from the operations of BioCheck and increased patent amortization expense of $23,000. The increase was partially offset by decreased salary and benefits costs of $8,000. For the nine months ended September 30, 2006, the increase in research and development expenses is primarily attributable to the consolidation of $432,000 of costs from the operations of BioCheck and increased patent amortization expense of $63,000. The increase was partially offset by decreased salary and benefits costs of $50,000 and direct project expenses of $23,000. We expect fourth quarter 2006 research and development costs to be approximately the same as the third quarter. However, the actual amount of research and development expenses will fluctuate with the availability of funding.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2005 to 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase from 2005		2006	2005	Increase from 2005
Selling, general and administrative expenses	$953,000	$470,000	$483,000	103%	$2,854,000	$1,551,000	$1,303,000	84%

For the three months ended September 30, 2006, the increase in selling, general and administrative expenses is primarily attributed to the consolidation of costs from the operations of BioCheck of $197,000, severance charges of $261,000 related to the termination of employment of our president and chief executive officer, and increased costs for accounting, legal, shareholder communication and investor relations activities of $20,000; and non-cash compensation of $69,000 which, effective January 1, 2006, is required for employees to be included in expenses by SFAS 123R. The increase was partially offset by decreased costs for labor and related costs including contract labor and associated transportation costs of $28,000. For the nine months ended September 30, 2006, the increase in selling, general and administrative expenses is primarily attributed to the consolidation of costs from the operations of BioCheck of $605,000, severance charges of $261,000 and increased costs for accounting, legal, shareholder communication and investor relations activities of $121,000; labor and related costs including contract labor and associated transportation costs of $74,000; and non-cash compensation of $249,000. We expect fourth quarter 2006 selling, general and administrative expenses to be approximately the same as the third quarter.

Interest Income

The decrease in interest income from $74,000 for the nine months ended September 30, 2005 to $45,000 in the same period in 2006 is primarily due to reduced cash available for investment activities obtained in the $6,500,000 equity financing received during December 2004 and January 2005.

Other Income

Other income is related to the sale of surplus equipment.

Interest Expense

Interest expense of $146,000 in the nine months ended September 30, 2006 was primarily due to the loan with KeyBank that was transferred to Bridge Bank incurred in connection with the BioCheck acquisition, the addition of new debt of $600,000 in March 2006 and non-cash financing expense of $45,000 related to the renewal of a note with Fagan Capital. We expect interest expense for the fourth quarter to increase significantly from the third quarter of 2006 with additional debt financing obtained during October 2006. See Notes 3 and 7 to the unaudited consolidated financial statements included in this Report.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $677,000 at September 30, 2006 of which $656,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities.

The cash held by the OXIS parent company was $21,000 at September 30, 2006. OXIS cannot access the cash held by its majority-held subsidiary, BioCheck, to pay for the corporate purposes of the OXIS parent company. We have incurred negative operating cash flows of $0.5 million during the nine months ended September 30, 2006. The OXIS parent company incurred negative operating cash flows of $0.9 million during the first nine months of 2006. Our cash may not be sufficient to sustain our operations through the first quarter of 2007 without additional financings. We obtained debt financing in which we received proceeds of $1,350,000 subsequent to September 30, 2006 and are seeking equity financing to obtain sufficient funds to sustain operations and purchase the remaining 49% of BioCheck for approximately $3.0 million. From the aforementioned debt financing, $635,000 was used to repay existing debt, accrued interest and related legal fees. We plan to increase revenues by introducing new products. However, we cannot assure you that we will successfully obtain equity financing, if any, sufficient to finance our goals or that we will increase product related revenues as such events are subject to factors beyond our control. If we are unable to raise additional capital in 2007, we will have to curtail or cease operations.

Net cash used in operating activities

The following table presents cash flows from operating activities for 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Cash paid to employees including benefits	$(1,608,000)	$(675,000)
Cash paid to suppliers	(3,209,000)	(2,630,000)
Total cash paid to employees and suppliers	(4,817,000)	(3,305,000)
Cash received from customers	4,352,000	1,650,000
Interest and other income received	47,000	74,000
Interest paid	(88,000)	(11,000)
Net cash used in operating activities	$(506,000)	$(1,592,000)

The increase in cash paid to employees is primarily attributed to $1.0 million of cash paid by BioCheck for payroll and benefits. Cash paid to suppliers is increased by approximately $1.6 million due to BioCheck that was offset by 2004 expenses recorded as liabilities at December 31, 2004 that were paid in the first quarter of 2005 of approximately $0.5 million and an increase in accounts payable and accrued expense in the first nine months of 2006 of approximately $0.5 million. The increase in cash received from customers is attributed to increased revenues of $2.7 million. Interest paid increased primarily due to increased debt entered into during December 2005 of $3,060,000.

Cash used in investing activities

During the first quarter of 2006 we transferred our $3,060,000 restricted certificate of deposit from KeyBank to Bridge Bank. Capital expenditures during the nine months ended 2006 were primarily for equipment and leasehold improvements at our new Foster City, California location. We had no commitments for capital expenditures at September 30, 2006. We paid $42,000 and $171,000 for patent filings that were capitalized during the nine months ended 2006 and 2005, respectively.

Net cash provided by financing activities

On October 25, 2006, we entered into a securities purchase agreement, or Purchase Agreement, with four accredited investors, or the Purchasers. In conjunction with the signing of the Purchase Agreement, we issued secured convertible debentures, or Debentures, and Series A, B, C, D, and E common stock warrants, or Warrants to the Purchasers, and the parties also entered into a registration rights agreement and a Security Agreement. The Warrants issued to the Purchasers are for the purchase of an aggregate of approximately 14.5 million shares of OXIS common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, subject to adjustment as provided therein, including full ratchet anti-dilution. OXIS issued secured convertible debentures, or Debentures, in an aggregate principal amount of $1,694,250 to the Purchasers. The Series D and E Warrants are only exercisable pro rata subsequent to the exercise of the Series C Warrants. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to OXIS of $1,350,000 from the transaction. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision, or Conversion Price. Beginning on the first of the month following the earlier of the effective date of the registration statement to be filed pursuant to the registration rights agreement and February 1, 2007, OXIS shall amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date or Monthly Redemption Amounts. The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If OXIS chooses to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.

On March 31, 2006, we issued a $400,000 unsecured promissory note to Fagan Capital. Interest accrues at an annual rate of 8.0% and interest and principal were due on June 2, 2006. On July 26, 2006, Fagan Capital extended the maturity date of the promissory note to June 1, 2007 and we issued to Fagan Capital a warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. On October 25, 2006, we prepaid the principal, accrued interest and legal fees due in the amount of $426,000. See Note 7 to the unaudited consolidated financial statements included in this Report. The purpose of this loan was to provide us with short term financing as we sought longer term financing.

On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Steven T. Guillen, our president and chief executive officer at that time. The related party note bears interest at 7.0%. Interest and principal were due on September 10, 2006. Mr. Guillen’s employment was terminated on September 15, 2006. We were in default on this note at September 30, 2006. Subsequent to September 30, 2006, Mr. Guillen sued the Company for payment of interest and principal due under the note. On November 2, 2006, we repaid the principal and accrued interest due on the promissory note with Mr. Guillen in the amount of $209,000.

On December 2, 2005, we entered into a non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into with Bridge Bank.

The OXIS parent company had cash and cash equivalents of $21,000 at September 30, 2006. OXIS cannot access the cash held by its majority-held subsidiary, BioCheck, to pay for the corporate purposes of the OXIS parent company. In an effort to mitigate this near-term concern, we obtained debt financing in which we received proceeds of $1,350,000 subsequent to September 30, 2006 and are seeking equity financings to obtain sufficient funds to sustain operations and purchase the remaining 49% of BioCheck for approximately $3.0 million. From the aforementioned debt financing, $635,000 was used to repay existing debt, accrued interest and related legal fees. However, we cannot assure you that we will successfully obtain equity financing.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Basis of Consolidation

The consolidated financial statements contained in this Report include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. On December 6, 2005, we purchased 51% of the common stock of BioCheck. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141, “Business Combinations.” The consolidated statements of operations for the three and nine months ended September 30, 2006 include the results of operations of BioCheck and the consolidated balance sheets include the assets and liabilities of BioCheck at September 30, 2006 and December 31, 2005.

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

The OXIS parent company had cash and cash equivalents of $21,000 at September 30, 2006. OXIS cannot access the cash held by its majority-held subsidiary, BioCheck, to pay for the corporate purposes of the OXIS parent company. We obtained debt financing in which we received proceeds of $1,350,000 subsequent to September 30, 2006 and are seeking equity financings to obtain sufficient funds to sustain operations, including our development and commercialization programs and purchase the remaining 49% of BioCheck common stock we do not own. We have incurred significant obligations in relation to the termination of our former president and chief executive officer. We repaid debt including accrued interest and legal fees in the amount of $426,000 to Fagan Capital and $209,000 to our former chief executive officer. If we are unable to raise additional capital in the first quarter of 2007, we may have to curtail or cease operations.  If we raise short term capital by incurring additional debt, we will have to obtain equity financing sufficient to repay such debt and accrued interest. Further, incurring additional debt may make it more difficult for us to successfully consummate future equity financings.

Restrictive provisions of the Securities Purchase Agreement signed with purchasers of debentures and warrants in the recent debt financing may prohibit OXIS from consummating an equity financing transaction.

Pursuant to the Securities Purchase Agreement entered into with four accredited purchasers on October 25, 2006, OXIS is prohibited from issuing shares of common stock or securities convertible into common stock except pursuant to options issued under its stock option plan and other limited exceptions, until ninety days after the effective date of the registration statement that OXIS is required to file in relation to the Debenture transaction, unless the volume weighted average price of our common stock for each of the twenty days immediately prior to any such issuance of equity securities is in excess of $0.40 per share, subject to adjustment for stock splits. Given the recent price range of our common stock between $0.20 and $0.35, unless the price of our common stock increases significantly within the next six to seven months, we will be unable to raise additional funds through an equity financing. Pursuant to another provision of the Securities Purchase Agreement, the Purchasers of the Debentures have the right to participate in up to 100% of any future equity financing involving issuance of common stock or securities issuable into common stock which OXIS undertakes within one year after the effective date of the registration statement which OXIS is required to file regarding the Debenture transaction. This provision may make potential investors reluctant to enter into term sheets with OXIS for future equity transactions.

Repayment of recently issued Debentures in shares and the exercise of recently issued warrants would cause substantial dilution to our stockholders and would likely to depress our stock price, making it more difficult for OXIS to consummate future equity financings.

In the debt financing transaction which OXIS entered into in October 2006 with four accredited purchasers or the Purchasers, OXIS issued Secured Convertible Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. OXIS also issued Series A, B, C, D, and E warrants to the Purchasers for the purchase of an aggregate of approximately 14.5 million shares of OXIS common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, subject to adjustment as provided therein, including full ratchet anti-dilution.. The Series D and E warrants are only exercisable pro rata subsequent to the exercise of the Series C warrants. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to OXIS of $1,350,000 from the transaction. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision (the “Conversion Price”). Beginning on the first of the month following the earlier of the effective date of the registration statement to be filed pursuant to the registration rights agreement and February 1, 2007, OXIS shall amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If OXIS chooses to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.

Due to the floating conversion price of the Debentures applicable when OXIS chooses to repay the Debentures in shares, OXIS would need to issue approximately ten million shares to the Purchasers, assuming that stock prices remain in their recent price range. The number of shares which OXIS may have to issue to the Purchasers could increase significantly if the stock price declines from the current price range. In addition, OXIS would have to issue approximately five million shares if the Purchasers exercise the Series A and B warrants, an additional approximately five million shares would be issued upon exercise of the Series C warrants and finally, an additional approximately five million shares would be issued upon exercise of the Series D and E warrants pro rata subsequent to the exercise of the Series C warrants. The future potential dilution due to exercise of the above warrants could be increased if the full ratchet anti-dilution applicable to the exercise price of the warrants is triggered. This future potential dilution would likely depress our stock price, making it difficult for us to consummate a future equity financing.

Restrictions on OXIS’ ability to repay the Debentures in shares rather than in cash may deplete OXIS’ cash resources and will require future financings to avoid default.

Under the terms of the Debentures issued to purchasers in October 2006, OXIS right to make its monthly redemption payments to the Purchasers of the Debentures is conditioned upon several factors. Beginning on the first of the month following the earlier of the effective date of the registration statement to be filed pursuant to the registration rights agreement and February 1, 2007, OXIS is obligated to amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date either in cash or in shares. The monthly redemptions, if made in cash to all Purchasers would equal approximately $85,000 per month. OXIS may not make the monthly redemption in shares if, among other conditions, the issuance of the shares to the Purchasers would cause any such Purchaser to beneficially own in excess of either 9.99% or 4.99% of the total outstanding shares of OXIS at that time (depending on the particular Purchaser either the 9.99% or the 4.99% applies). One of the Purchasers currently beneficially owns approximately 9% of the total outstanding shares. In addition, OXIS may not make monthly redemption payments to any Purchasers in shares rather than cash if the daily trading volume for OXIS’ common stock does not exceed 50,000 shares per trading day for a period of twenty trading days prior to any applicable date in question beginning after April 25, 2007. If OXIS must make all or a substantial amount of its monthly redemption payments to the Purchasers in cash rather than shares, its cash reserves will be depleted and it will have to raise substantial additional capital to avoid default of the Debentures.

As we have failed to make payments due to BioCheck under our Mutual Services Agreement, BioCheck could exercise its rights under the default provisions of that agreement to terminate the agreement and cease production of many of our research test kit assays.

As mentioned above, on June 23, 2006, we entered into a Mutual Services Agreement, or Agreement, with our majority owned subsidiary, BioCheck. Pursuant to the Agreement, OXIS agreed to pay BioCheck approximately $103,000 that it owed to BioCheck for services that BioCheck had provided to OXIS during the nine months ended September 30, 2006. OXIS has not made that payment. If OXIS receives written notice of breach of the Agreement due to this non-payment, it will have 15 days to cure that breach. If OXIS fails to cure the breach during the cure period, BioCheck would have the right to terminate the Agreement. Pursuant to the Agreement, BioCheck is manufacturing the bulk of OXIS’ research assay test kits, assisting in packaging and shipping such research assay test kits to OXIS customers, and undertaking research and development of certain new OXIS research assay test kits. If BioCheck ceases to perform services under the Agreement, OXIS will have to turn to third party suppliers for the manufacturing of its research assay test kits, where that is possible, and will likely have to cease research and development of new OXIS research assay test kits. There can be no assurance that possible third party suppliers of research assay test kits will be willing or able to manufacture OXIS’ research assay test kits at competitive prices or at all, or that OXIS would be able to pay for such services. Disruption or cessation of manufacturing due to the termination of the Agreement would have immediate and deleterious effects on OXIS future revenues.

We will need to raise additional capital in order to complete our acquisition of the outstanding shares of BioCheck.

On September 19, 2005 we entered into a stock purchase agreement with BioCheck and the shareholders of BioCheck pursuant to which OXIS undertook to purchase up to all of the outstanding shares of common stock of BioCheck for an aggregate purchase price of $6.0 million in cash. On December 6, 2005, pursuant to the terms of the stock purchase agreement with BioCheck, at the initial closing, we purchased an aggregate of fifty-one percent (51%) of the outstanding shares of common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for an aggregate of $3,060,000 in cash. Pursuant to the stock purchase agreement, OXIS will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price for any BioCheck shares purchased after the initial closing will be increased by an additional 8% per annum from the date of the initial closing through the date of such purchase. If OXIS has not purchased all of the outstanding shares of BioCheck within twelve months of the initial closing, the earnings before interest, taxes, depreciation and amortization expenses, or EBITDA, if any, of BioCheck will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings. There can be no assurance that there will be any EBITDA of BioCheck in the next several years which could be utilized to purchase additional shares of BioCheck pursuant to the stock purchase agreement. Even if there is some amount of BioCheck EBITDA available to purchase additional shares of BioCheck, there can be no assurance that such EBITDA would be sufficient to complete our acquisition of the remaining 49% of BioCheck outstanding shares.

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

As of September 30, 2006, we had an accumulated deficit of approximately $67,301,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The unavailability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we deem to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

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
• technological competition and market developments; and
• the cost of complying with the requirements of the Autorité des Marchés Financiers, or AMF, the French regulatory agency overseeing the Nouveau Marché in France.

We will need to raise additional capital to fund our development and commercialization programs. Our current capital resources are not sufficient to sustain operations and our development program with respect to our Ergothioneine as a nutraceutical supplement. We have granted a licensee exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. The licensee is responsible for worldwide product development programs with respect to the licensed compounds. Due to the lack of financial resources, we ceased further testing of BXT-51072 but continue to review the possibility of further developing applications for BXT-51072 and related compounds outside of the areas defined in the license. However, further development and commercialization of antioxidant therapeutic technologies, oxidative stress assays or currently unidentified opportunities, or the acquisition of additional technologies or businesses, may require additional capital. The fact that further development and commercialization of a product or technology would require us to raise additional capital, would be an important factor in our decision to engage in such further development or commercialization. No assurances can be given that we will be able to raise such funds in the future on terms favorable to us, or at all.

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

As part of our decision to acquire BioCheck, we implemented a relocation and integration plan, including a strategy to reduce our cost structure. In doing so, we significantly reduced our employee workforce from 15 full time employees to six at November 10, 2006, outsourced certain company functions and have taken other steps intended to reduce costs and improve efficiencies.  Our business may continue to be disrupted and adversely affected by this reduction in work force until we employ new personnel to replace certain open positions. Our business may also be disrupted due to our move to new facilities. The payment of severance benefits resulting from employee terminations will cause us to utilize cash. There can be no assurances that we will be able to improve efficiencies and function properly following such reductions.

We may experience disruption or may fail to achieve any benefits in connection with the recent changes in executive management and in Board membership.

During the second quarter of 2004, our former Chief Executive Officer retired, and during the third quarter of 2004 our Chief Operating and Financial Officer left the employment of our company. As a result, others who had limited experience with OXIS were appointed to serve as acting Chief Executive Officer, acting Chief Operating Officer and acting Chief Financial Officer. On February 28, 2005, the Board appointed Mr. Steven T. Guillen to the positions of President and Chief Executive Officer of OXIS, and as a member of our board. On January 6, 2006, we hired Michael D. Centron as our Vice President and Chief Financial Officer. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated, and Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer. In addition, during 2004 and early 2005, following the acquisition of a then-majority interest in OXIS by Axonyx, eight directors resigned from the board resulting in a four person board. During 2005 we added independent director John E. Repine, M.D., and Gary M. Post joined our Board of Directors on March 15, 2006, resulting in a six-person board. Timothy C. Rodell, M.D., declined to stand for re-election at the Annual Meeting of Stockholders held on August 1, 2006. All five directors currently serving on the board commenced their service on the board during the period of 2004 through the date hereof.

One impact of such changes has been to delay our sales promotions in the research assay market and in the development of Ergothioneine market opportunities. Further, we narrowed our strategic focus to concentrate resources, including discontinuing our Animal Health Profiling program. In addition, the decreased OXIS parent company sales during the third quarter of 2006 are attributable to lower sales volume that was caused, in part, by the interruption arising from moving operations from Portland, Oregon to Foster City, California and consolidating our product offerings. There can be no assurances that these changes will not cause further disruptions in, or otherwise adversely affect, our business and results of operations.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. We deferred the hiring of senior management personnel in order to allow our newly-engaged full time Chief Executive Officer to select such key personnel. While we succeeded in engaging Mr. Steven T. Guillen as our President and Chief Executive Officer in February 2005 and Michael D. Centron as our Chief Financial Officer in January 2006, we cannot predict whether we will be successful in finding suitable new candidates for key management positions within OXIS. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated, and Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer. While we have entered into a letter agreement of employment with Mr. Centron and an employment agreement with Dr. Hausman, they are free to terminate their employment “at will.” Further, we cannot predict whether Dr. Hausman or Mr. Centron will be successful in their roles as our President and Chief Executive Officer, and Chief Financial Officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new Chief Financial Officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. As we currently have limited cash resources, if any of our key personnel leaves, replacing them will be difficult. We do not have any key employee life insurance policies with respect to any of our executive officers.

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

Our future profitability is uncertain.

We cannot predict our ability to reduce our costs or achieve profitability. We may be required to increase our research and development expenses in order to develop potential new products. As evidenced by the substantial net losses during and the first six months of 2006 and in fiscal year 2005, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitable operations.

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

TorreyPines Therapeutics, Inc. holds the voting power to influence matters affecting us.

TorreyPines Therapeutics, Inc. or TorreyPines, which merged with Axonyx Inc. in October 2006, currently owns approximately 32% of our issued and outstanding stock. In addition, Dr. Marvin Hausman is a member of the board of directors of TorreyPines and is our President and Chief Executive Officer and the chairman of our board of directors. Given these circumstances, TorreyPines may influence our business direction and policies, and, thus, may have the ability to control certain material decisions affecting us. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested shareholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested shareholder can receive benefits from our assets. These provisions could complicate or prohibit certain transactions (including a financing transaction between OXIS and TorreyPines), or limit the price that other investors might be willing to pay in the future for shares of our common stock.

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

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the nine-month period ending on September 30, 2006, the volume of our common stock traded on any given day ranged from 0 to 2,786,900 shares. Moreover, during that period, our common stock traded as low as $0.21 per share and as high as $0.46 per share, a 119% difference. This may impact an investor’s decision to buy or sell our common stock. As of September 30, 2006 there were approximately 5,200 holders of our common stock. Factors affecting our stock price include:

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

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. On January 6, 2006, we hired Michael D. Centron as our Vice President and Chief Financial Officer. We relocated our headquarters on February 15, 2006 from Portland, Oregon to Foster City, California, and on that date we terminated the employment of our financial controller. Temporary accounting facilities were established during this transition period. Our accounting procedures and disclosure controls and procedures have changed during this period, and management believes that disclosure controls and procedures have been adequately maintained during this period and that reporting controls and procedures have been improved. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A member of the OXIS board of directors, Steven T. Guillen, who was terminated as the President and Chief Executive Officer of OXIS on September 15, 2006, filed a lawsuit against OXIS and up to 25 unnamed additional defendants. To the date of this Report, the complaint has not been served upon OXIS or any other defendant. The complaint alleges breaches of contract relating to Mr. Guillen’s employment agreement and a promissory note that is in default, breach of implied covenant of good faith and fair dealing, wrongful termination and violation of the California Labor Code in relation to the non-payment of back pay. On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Mr. Guillen. Interest and principal were due on September 10, 2006 and at September 30, 2006 were in default. On November 2, 2006, we repaid Mr. Guillen the principal and accrued interest due on the promissory note in the amount of $209,000 and back pay with penalties and accrued interest of $96,000. We are in ongoing negotiations with Mr. Guillen’s counsel to settle the lawsuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on August 1, 2006.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.

Proposal #1: The election of Marvin S. Hausman, M.D., Steven T. Guillen, S. Colin Neill, John E. Repine, M.D. and Gary M. Post to serve on the Company’s Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
Marvin S. Hausman, M.D.	27,831,835	147,671
Steven T. Guillen	27,864,835	114,671
S. Colin Neill	27,823,366	156,140
John E. Repine, M.D.	27,868,705	110,801
Gary M. Post	27,832,255	147,251

Proposal #2: Amendment of the Certificate of Incorporation to increase the number of common shares authorized from 95,000,000 to 150,000,000:

Total Votes For	Total Votes Against	Abstained
27,494,463	372,270	112,773

Proposal #3: Amendment of the 2003 Stock Incentive Plan to increase the number of shares authorized from 3,600,000 to 5,600,000:

Total Votes For	Total Votes Against	Abstained
19,216,113	743,311	31,148

Item 5. Other Information.

None.

Item 6. Exhibits

See Index to Exhibits on page 53.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

Date: November 14, 2006	By:	/s/ Michael D. Centron
Michael D. Centron
Vice President and Chief Financial Officer

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.1	Engagement Letter with Ambient Advisors LLC.	8-K	5/12/06	10.1
10.2	Mutual Services Agreement between OXIS International, Inc. and BioCheck, Inc. dated June 23, 2006.	8-K	6/23/06	10.1
10.3	Renewal and Modification Promissory Note dated June 2, 2006.	8-K	7/20/06	10.1
10.4	Common Stock Purchase Warrant dated June 2, 2006.	8-K	7/20/06	10.2
10.5	Amendment #2 to Exclusive License and Supply Agreement dated July 19, 2006.	8-K	7/20/06	10.3
10.6	Form of Securities Purchase Agreement dated October 25, 2006.	8-K	10/26/06	10.1
10.7	Form of Secured Convertible Debenture dated October 25, 2006.	8-K	10/26/06	10.2
10.8	Form of Series A, B, C, D, E Common Stock Purchase Warrant dated October 25, 2006.	8-K	10/26/06	10.3
10.9	Form of Registration Rights Agreement dated October 25, 2006.	8-K	10/26/06	10.4
10.10	Form of Security Agreement dated October 25, 2006.	8-K	10/26/06	10.5
10.11	Employment Agreement between OXIS International, Inc. and Marvin S. Hausman, M.D. dated November 6, 2006.	8-K	11/13/06	10.1
10.12	Advisory Agreement between OXIS International, Inc. and Ambient Advisors, LLC dated November 6, 2006.	8-K	11/13/06	10.2
10.13	Consulting Agreement between OXIS International, Inc. and John E. Repine, M.D. dated November 6, 2006.	8-K	11/13/06	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X