Form 10KSB
period 2006-12-31
OXIS INTERNATIONAL INC
filed 2007-04-17
CIK 109657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

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
Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

The issuer’s revenues for its fiscal year ended December 31, 2006 were $5,776,000.

Aggregate market value of the common equity held by non-affiliates of the issuer as of March 23, 2007 was $ 4,351,426.

Number of shares outstanding of the issuer’s common stock as of March 23, 2007: 44,527,476 shares.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “might,” “would,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans,” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Plan of Operation” sections of this report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the “Risk Factors” section above and “Management’s Discussion and Analysis or Plan of Operation” section below, and other sections of this report.

The statements contained in this Registration Statement that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. For a more detailed explanation of such risks, please see “Risk Factors” below. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this report on Form 10-KSB and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report on Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

Recent Events

During 2006 and 2007 to date, we have been building our management team and enhancing our board of directors to bring effective leadership to our company.

On March 15, 2006, Gary M. Post, Managing Director of Ambient Advisors, LLC, joined our board of directors. On May 12, 2006, we entered into an engagement letter with Ambient Advisors LLC, or Ambient Advisors. Gary M. Post is the manager of Ambient Advisors. Ambient Advisors provided certain services pertaining to strategic planning, investor communications and financing strategies and other projects at the request of our chief executive officer for a one year period.

On October 12, 2006, we mutually agreed with Gary M. Post to terminate the engagement letter with Ambient Advisors LLC, effective October 15, 2006, and replace it with a new consulting agreement. On November 6, 2006, we entered into an advisory agreement with Ambient Advisors that commenced retroactively at October 15, 2006, or the Commencement Date. Ambient Advisors will provide certain services pertaining to strategic planning, financial planning and budgeting, investor relations, corporate finance and such additional roles and responsibilities as requested for a three year period from the Commencement Date, after this period on a year-to-year basis.

On September 15, 2006, Steven T. Guillen’s employment as President and Chief Executive Officer was terminated. Mr. Guillen remained a member of our board of directors.

Also on September 15, 2006, Marvin S. Hausman, M.D. was appointed by the board of directors as President and Chief Executive Officer of the Company. Dr. Hausman remains Chairman of the board of directors. On November 6, 2006, we entered into an employment agreement with Dr. Hausman. The commencement date of our agreement with Dr. Hausman was set retroactively at October 15, 2006.

On November 6, 2006, we entered into a consulting agreement with John E. Repine, M.D., a member of our board of directors, which commenced retroactively at October 15, 2006. Dr. Repine will advise us concerning matters of antioxidant and inflammation research and potential acquisitions (including products, compounds, intellectual property, companies), product research and development, and the development and establishment of reference labs for oxidative stress and inflammatory reactions for a three year period from the commencement date of October 15, 2006, and after this period on a year-to-year basis.

On November 15, 2006, Michael D. Centron, Vice President and Chief Financial Officer, resigned and Dr. Hausman was appointed acting Chief Financial Officer.

On June 23, 2006, OXIS entered into a mutual services agreement with BioCheck. Both OXIS and BioCheck provide certain services to the other corporation to be charged monthly at an hourly rate with an overhead surcharge. The services that BioCheck provides under the agreement include assistance in manufacturing OXIS’ research assay test kits, assisting in packaging and shipping such research assay test kits to OXIS customers, and undertaking research and development of certain new OXIS research assay test kits on a case-by-case basis to be agreed upon between the parties. OXIS provides services to BioCheck, including marketing and sales, website management and materials requirement and control systems.

On July 20, 2006, we entered into an amendment to the exclusive license and supply agreement originally signed on September 28, 2004 with HaptoGuard, Inc., which has since been merged into Alteon Inc. We granted Alteon three-month extensions to fulfill its obligation to begin Phase II clinical trials with a licensed product. Alteon may obtain three such extensions upon payment of $50,000 for each extension. In addition, we agreed to change the timeline for initiation of Phase IIb clinical trials with a licensed product under the license agreement and agreed to allow the same extension arrangement for that milestone.

On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Steven T. Guillen, our president and chief executive officer at that time. The related party note bore interest at 7.0%. Interest and principal were due on September 10, 2006. Mr. Guillen’s employment was terminated on September 15, 2006. We were in default on this note at September 30, 2006. Subsequent to September 30, 2006, Mr. Guillen sued the Company for payment of interest and principal due under the note. On November 2, 2006, we repaid the principal and accrued interest due on the promissory note with Mr. Guillen in the amount of $209,000. The purpose of this loan was to provide us with short term financing as we sought longer term financing.

On March 31, 2006, we issued a $400,000 unsecured promissory note to Fagan Capital. Interest accrued at an annual rate of 8.0% and interest and principal were due on June 2, 2006. On July 26, 2006, Fagan Capital extended the maturity date of the promissory note to June 1, 2007 and we issued to Fagan Capital a warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. On October 25, 2006, we prepaid the principal, accrued interest and legal fees due in the amount of $426,000. The purpose of this loan was to provide us with short term financing as we sought longer term financing.

On January 11, 2007, Matthew Spolar, Vice President, Product Technology for Atkins Nutritionals, Inc., was appointed to our board of directors.

        In March 2007, we retained Kevin Pickard, a certified public accountant, to provide management with support and assistance with regard to certain matters previously handled by Michael Centron, our former Chief Financial Officer.

In April 2007, we entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc., under which we granted Alteon an exclusive, sole, worldwide license to develop, manufacture and market BXT-51072 and related compounds covered by certain patent rights, with the right to sublicense. This license agreement amends and supersedes the Exclusive License and Supply Agreement previously entered into between OXIS and HaptoGuard, Inc. (now part of Alteon) on September 28, 2004, as amended. For additional details regarding this license agreement, see the section entitled “License Agreement with Alteon” on page 28 of this report.

On April 12, 2007, Steven T. Guillen resigned from our board of directors.

Recent Convertible Debenture and Warrant Financing

On October 25, 2006, we completed a $1,694,250 financing with four accredited investors, in which we issued convertible notes and warrants. The debentures are subject to an original issue discount of 20.318% resulting in proceeds to OXIS of $1,350,000 from the transaction. The debentures are convertible at a conversion price of $0.35 per share, and the warrants are exercisable at prices ranging from $0.35 to $0.385 per share, as adjusted pursuant to a full ratchet anti-dilution provision. The debentures mature on October 25, 2008 and are secured with substantially all of our assets. Further, the debentures are redeemable in cash or in stock (subject to certain conditions) on a monthly basis beginning on February 1, 2007. We filed a registration statement to cover the resale of the common stock underlying the debentures and warrants, on December 8, 2006, which was declared effective on February 12, 2007. For further details regarding the terms of this financing, refer to the section below entitled “Recent Sales of Unregistered Securities” on page 21 of this report.

In the first quarter of 2007, monthly redemption payments of approximately $77,011 per month became due under the terms of the October 2006 debentures, on the first of each month beginning the first payment due on February 1, 2007. Under the terms of these debentures, we may elect to make the monthly redemption payments using our common stock based on a conversion price equal to the lesser of (i) the then-effective conversion price of the debentures ($0.35 per share), and (ii) 85% of the average of the volume-weighted average prices for the ten consecutive trading days immediately prior to the applicable monthly redemption date. In order to elect to pay the monthly redemption payments in stock, we must give 20 days prior notice and not be in default, among other conditions. Further, if we do not make the monthly redemption payments on a timely basis, an 18% penalty rate of interest applies to all late payments. At present, we have not made monthly redemption payments, and have accrued penalty interest. We are currently under negotiations with our debenture holders regarding a proposed agreement to make the February and March (and potentially other) monthly redemption payments in common stock. Assuming our stock is quoted at approximately $0.23 per share on a volume weighted average basis, we would have to issue approximately 329,000 shares of our common stock to the debenture holders per monthly redemption (which amount would be subject to change depending on the volume weighted average quoted price of our stock).

BioCheck Acquisition

On September 19, 2005, we entered into a stock purchase agreement with BioCheck, Inc., a privately held California corporation, or BioCheck, and its stockholders to purchase all of its common stock for $6.0 million in cash. For additional details regarding this transaction, refer to the description of the business of BioCheck on page 11 of this report.

BUSINESS

Overview

OXIS International, Inc. focuses on the research and development of technologies and therapeutic products in the field of oxidative stress/inflammatory reaction. The company’s research agents, assays and therapeutic products have the potential to predict early disease development as well as treat conditions associated with oxidative stress/inflammatory reaction. The company’s present revenues are mostly derived from sales of diagnostic reagents and assays to medical research laboratories. Our diagnostic products include approximately 25 research reagents and assays to measure markers of oxidative stress and inflammation.   We also hold the rights to four therapeutic classes of anti-oxidant/anti-inflammatory compounds. Specifically, one example of a potent antioxidant, is L-Ergothioneine, that may be appropriate for sale over-the-counter as a dietary supplement. We have acquired a 51% interest in and have the option to purchase the remaining 49% of BioCheck, Inc.

Our majority-held subsidiary, BioCheck, Inc. is a leading producer of clinical diagnostic assays, including high quality enzyme immunoassay research services and immunoassay kits for cardiac and tumor markers, infectious diseases, thyroid function, steroids, and fertility hormones designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro (outside the body) diagnostic testing in clinical laboratories. BioCheck focuses primarily on the immunoassay segment of the clinical diagnostics market. BioCheck offers over 40 clinical diagnostic assays manufactured in its 15,000 square foot, U.S. Food and Drug Administration, or FDA, certified Good Manufacturing Practices device-manufacturing facility in Foster City, California.

It is the intent of management of both companies to use mutual diagnostic and clinical expertise and sales expertise of each company to maximize the value of their respective portfolios of reagents and diagnostic assays. Moreover, OXIS and BioCheck are collaborating in research and development relating to new predictive biomarker assays applicable to diseases in both humans and animals, and we expect this collaboration to continue.

We are presenting the business descriptions of the parent company OXIS International, Inc., followed by that of our 51% owned subsidiary, BioCheck, Inc., in separate sections for greater clarity.

OXIS INTERNATIONAL, INC.

OXIS International, Inc. focuses on the research and development of technologies and therapeutic products in the field of oxidative stress/inflammatory reaction, diseases that are associated with damage from free radicals and reactive oxygen species. Biological free radicals are the result of naturally occurring processes such as oxygen metabolism and inflammatory reactions. Free radicals react with key organic substances such as lipids, proteins and DNA. Oxidation of these biomolecules can damage them, disturbing normal functions and may contribute to a variety of disease states. Organ systems that are predisposed to oxidative stress and damage are the pulmonary system, the brain, the eye, circulatory system, and reproductive systems. A prime objective of OXIS is to use its broad portfolio of oxidative stress biomarkers to identify associations between reactive biomarker signals and various disease etiologies and conditions

We presently derive our revenues primarily from sales of research diagnostic reagents and assays to medical research laboratories. Our diagnostic products include approximately 25 research reagents and assays to measure markers of oxidative stress.   We hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is L-Ergothioneine, a potent antioxidant produced by OXIS, that may be appropriate for sale over-the-counter as a dietary supplement. In September 2005 we acquired a 51% interest in and have the option to purchase the remaining 49% of BioCheck, Inc.

Oxidative stress and/or inflammation are associated with an excess of free radicals/reactive oxygen species and a decrease in antioxidant levels resulting in the development of tissue or organ damage OXIS has invested significant resources to build a substantial patent position on our portfolio of antioxidant therapeutic technologies and selected oxidative stress/inflammatory reaction assays.

Marketed Products

We have developed, commercialized and marketed an extensive product line that provides several types of tools for researchers to identify and measure the balance between oxidative, nitrosative, antioxidant and inflammatory biomarkers in biological samples. We offer more than 60 research products for sale, including 25 research diagnostic assay test kits for markers of oxidative and nitrosative stress. We also market antibodies, enzymes and controls for use primarily in research laboratories. The antibodies provide detection of oxidative, nitrosative, antioxidant and inflammatory markers in some cases different from those measured by our assay test kits. The enzymes have been shown in early in vitro studies and preclinical animal studies to allow manipulation and control of oxidative biomarkers of protein and DNA, nitric oxide, antioxidant enzymes and inflammatory neutrophils. Our assays are useful, as shown in controlled in vitro studies and in vivo preclinical studies, in monitoring oxidative biomarkers of lipids, proteins and DNA, and nitrosative and antioxidant biomarkers. In addition, we have marketed the antioxidant Ergothioneine to selected customers, including prominent industry leaders in the cosmetics industry.

OXIS Research Diagnostic Assays

Our primary research diagnostic assay product line is comprised of approximately 25 assay test kits which measure key markers in free radical biochemistry for oxidative and nitrosative stress. Specifically, these assays measure levels of general and specific antioxidant activity, oxidative alterations to lipid, protein and DNA substrates, and pro-oxidant activation of specific white blood cells. Fifteen of our research assays were manufactured at our facility in Portland, Oregon and with the closing of the Portland facility, the manufacturing of our research assays was transferred to BioCheck’s Foster City facility during the first quarter of 2006. As of the date of this Report, we along with BioCheck are manufacturing research assays under a mutual services agreement between BioCheck and us. If BioCheck ceased participating in the manufacture of our research assays before we engaged an alternative manufacturer, our business would be adversely affected. Ten other research assays are manufactured by third party suppliers pursuant to private label arrangements or in-house development and manufacture.

Our research diagnostic assay test kits utilize either chemical (colorimetric) or immunoenzymatic (EIA) reactions that can be read using laboratory spectrophotometers and/or microplate readers, respectively. We believe our assays offer advantages over other laboratory methods, including ease of use, speed, specificity, accuracy and proprietary technology. Our research diagnostic assays for markers of oxidative stress are generally protected by trade secrets, and to some extent, patents. Five U.S. patents and eight international patents have been issued with respect to these assays. The oxidative stress assays are sold under the registered trademark “Bioxytech.” We continue to offer a few proprietary antioxidants and specialty chemicals but our product development focus and support are directed at assays, antibodies and enzymes in the area of oxidative and nitrosative stress.

Ergothioneine

L-Ergothioneine (ERGO) is a naturally occurring, water soluble, antioxidant amino acid molecule found in most animals and plants. It is considered one of the most potent biological antioxidants known. ERGO neutralizes hydroxyl free radicals and hypochlorous acid, which are common products of immune and inflammatory responses in vivo. This nutrient increases respiration and oxidation of fat, protects the mitochondria from damage due to environmental ultraviolet radiation and aids in the detoxification of the liver. We have developed the only published and patented method for producing commercial quantities of enantiomerically pure ERGO, which is analytically indistinguishable from the biological material. We hold the patents and patent applications for the protective effect of ERGO on mitochondria, the commercial preparation process and the neuroprotective effects of ERGO.

OXIS has sold ERGO to selected customers as a potentially anti-aging component in skin care products sold by the cosmetics industry. Sales of ERGO were temporarily halted pending development of a large scale-up manufacturing process as well as new chiral analytic procedures. Sales of ERGO were $1,000 in 2006 and $18,000 in 2005. Sales during 2006 were made to three customers in research quantities. Sales during 2005 were to one customer in the cosmetics industry in connection with such customer’s marketing campaign of a formulation of cosmetics which included, among other components, ERGO. We have not received any indication that additional orders are expected. We can give no assurances that sales of ERGO to this customer or other cosmetics industry customers will resume.

Marketing

We market products and technologies related to oxidative stress. Oxidative stress occurs as a result of an imbalance between damaging free-radicals and related molecules and their inactivation by antioxidants. Oxidative stress can cause tissue injury by triggering cell death or inciting a tissue-damaging inflammatory response.

During 2006, we continued to market our research diagnostic assay products to professional scientists in academia, industry and government through our OXIS Research catalog. Our marketing program is centered on targeting medical, environmental and various industry audiences interested in oxidative and nitrosative stress. Nitrosative stress occurs when the generation of reactive nitrogen species in a system exceeds the system’s ability to neutralize and eliminate them. Primary vehicles for this marketing program include printed literature, the OXIS Research website and attendance at conferences targeting neuroscience, cancer, cardiac and nutritional researchers.

Our assays for markers of oxidative stress are currently being sold both directly by us and through a network of distributors to researchers primarily in the United States, Europe and the Pacific Rim. We estimate that there are more than 10,000 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research diagnostic assays. We continue to seek to strengthen our international distribution network by adding new distributors around the world. These distributors are primarily focused on sales of research products in the life science market. In 2006, 43 distributors accounted for approximately 44% of our total revenues. Although we have not recruited distributors for Ergothioneine, we intend to establish and implement a plan to do so in the future.

During 2006, approximately 9% of our total revenues were from Funakoshi, a distributor customer located in Japan. We expect revenues from sales to Funakoshi for fiscal year 2007 to be similar to those in 2006.

Foreign Operations and Export Sales

Revenues attributed to countries outside the United States based on the location of customers were:

	2006	2005
Japan	$151,000	$163,000
Korea	55,000	76,000
Poland	53,000	54,000
France	45,000	94,000
Canada	35,000	47,000
Other foreign countries	296,000	275,000

Revenues to other foreign countries included sales in more than 40 countries. International revenue accounted for 42% of our 2006 revenues.

Other OXIS Therapeutic Compounds

    Our therapeutic and nutraceutical product portfolio includes four classes of antioxidant molecules: glutathione peroxidase mimics including BXT-51072, Ergothioneine analogs, lipid soluble antioxidants and superoxide dismutase (Palosein/Orgotein).

BXT (Organoselenium) Compounds

    Our lead therapeutic antioxidant drug candidate, BXT-51072, completed a Phase IIA clinical trial in inflammatory bowel disease in 1999, but due to the lack of financial resources, we ceased further testing of BXT-51072. In September 2004, we entered into an Exclusive Licensing Agreement relating to BXT-51072 and related compounds with HaptoGuard, Inc., which has since been merged into Alteon Inc. Under the agreement, we granted HaptoGuard exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds.

    On April 2, 2007, we entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. (“Alteon”), under which we have granted Alteon worldwide exclusive rights to a family of orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies. The amended and restated exclusive license agreement supercedes and replaces our prior agreement with HaptoGuard. The new agreement expands the scope of the original agreement to also include non-cardiovascular indications.

    Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license. Alteon agreed to pay us a non-refundable sum of $500,000, payable in six monthly installments of $50,000, with the remaining $200,000 payable upon the closing of a financing of Alteon approved by Alteon’s shareholders. The agreement also provides for milestone payments to us upon certain significant milestone events in the development of a potential drug product. The agreement also entitles us to various levels of sublicensing fees and royalties based on a percentage of net sales of the licensed product. For additional details regarding this license agreement, see the section entitled “License Agreement with Alteon” on page 28 of this report.

Ergothioneine as a Veterinary Product

On March 21, 2007, we signed a supply agreement for ERGO with Golden Gourmet Mushrooms (GGM) of San Marcos, CA, a leading marketer to the equine industry of natural organic dietary supplements. OXIS will allow GGM to market the product under our owned trademark, ERGOLDTM. GGM currently markets Mushroom Matrix (M2™) to the United States equine market and small animal pet market as a natural organic dietary supplement. GGM’s marketing plan is to add ERGO (ERGOLDTM) to the M2™ product to confer viral shield capacity and sell the product through veterinary practices. The research data underscoring this nutritional approach was shown in a recently published paper entitled “Activity of the Dietary Antioxidant Ergothioneine in a Virus Gene-Based Assay for Inhibitors of HIV Transcription.” Potential future markets include making this product available to domestic animals such as dogs and cats.

Ergothioneine as a Nutraceutical Supplement

We believe that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter in the human and veterinary markets and we intend to pursue the development of Ergothioneine for use in such markets. We have outsourced the manufacturing of the raw material and we are working to expand this manufacturing capacity. We are currently testing Ergothioneine produced in bulk to ensure that its purity level is acceptable.

Lipid Soluble Antioxidants Patented Compound Group

Our LSA molecules are designed to mimic the activity of the body’s natural cell membrane-protecting antioxidant, vitamin E. Molecules from this series are 20 to 40 fold more potent than vitamin E and move into cell membranes much more quickly, making them more appropriate as drugs than the natural vitamin. The primary disease targets for this series of molecules will include neurodegenerative diseases such as Alzheimer’s and Parkinson’s disease as well as cardiovascular diseases.

Superoxide Dismutase (SOD)

SOD is a naturally occurring genzyme found in essentially all living organisms. SOD catalyzes the destruction of the “Superoxide” molecule. OXIS SOD has been marketed in Europe by Tedec-Meiji under the brand name Orgotein. This product has been used in Spain for many years in the treatment of Chronic Inflammatory Joint Diseases and in the prevention of Radiation Fibrosis and scarring in patients with Colerectal Carcinoma undergoing radiation treatment.  Palosein (superoxide dismutase) is our proprietary free radical scavenger, which has demonstrated clinical efficacy as a potent anti-inflammatory drug for tendon and ligament injuries, arthritis and disc disease in dogs and horses. The product had been marketed under the brand name Palosein for veterinary use in the United States. The FDA has notified us that an updated release formulation protocol must be submitted to the agency for approval prior to any further marketing in the U.S. of this product. We are currently evaluating various paths to facilitate reintroduction of Palosein/Orgotein to the marketplace.

We intend to focus on and intensify our efforts to form diagnostic, pharmaceutical and nutraceutical relationships and strategic partnerships with larger companies for the purpose of further developing and exploiting our antioxidant molecules. No assurance can be given that our efforts will generate the results anticipated by our management or will in the future be favorable to us.

Myeloperoxidase Assay/Cardiovascular Predictor Product

Given sufficient capital resources, we intend to pursue further development of our myeloperoxidase assay, or MPO, a research assay, which could be utilized either alone or in combination with other assays in the clinical predictive/ diagnostic market. Currently, biomarkers used for prediction of heart attacks (myocardial infarction) present significant limitations in predictive quality due to variability of patient population, the range for abnormal test results and other factors including assay sensitivity and ease of use. In contrast, blood plasma MPO levels, as measured by our MPO kit using our proprietary monoclonal antibody, appear to be a better predictor of patients at risk for cardiac events before they occur, according to a report in the October 23, 2003 New England Journal of Medicine. Our MPO assay kit was used in that study to evaluate myeloperoxidase levels in 604 hospital emergency room patients with chest pain. A single measurement of plasma myeloperoxidase using our MPO assay kit was able to identify patients at risk for a future heart attack, even when no tissue damage to the heart was evident. Furthermore, the test was better than some established biomarkers at predicting the risk of a major cardiac event following the initial visit to the emergency room.

We have undertaken collaborative research with selected research scientists on the development of a cardiovascular predictor product using our MPO assay combined with other assays currently in-house or under development.   We are reassessing this development program in the context of our new research and development association with BioCheck.

Out-Licensed Technology

Our lead therapeutic drug candidate, BXT-51072 (BXT), is a low molecular weight oral drug that mimics the antioxidant enzyme known as glutathione peroxidase. BXT directly neutralizes hydrogen peroxide and appears to protect cells from peroxide mediated damage. It also inhibits nucleic transcription and prevents the activation of cytokines, adhesion molecules and inflammatory enzymes, which are all mediators of inflammation. We completed a Phase IIA clinical trial in inflammatory bowel disease with BXT-51072 in 1999. This Phase IIA trial was a multi-center, nonrandomized, open-label, two-arm study which assessed the safety, pharmacokinetics, and efficacy of BXT-51072; clinical results showed potential promise as a therapeutic agent in GI disease. Due to the lack of financial resources, we ceased further testing of BXT-51072 at that time until further funding could be obtained.

In September 2004, we entered into an Exclusive License and Supply Agreement relating to BXT-51072 and related compounds with HaptoGuard, Inc., a New York based biopharmaceutical company which has since been merged into Alteon Inc. Under the agreement, we granted Alteon exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. Under the license agreement, Alteon (as successor of Haptoguard) is responsible for worldwide product development programs with respect to the licensed compounds. We received an upfront license fee of $450,000, and Alteon is obligated to pay royalties on net sales of certain licensed products, and additional fees in excess of US $21 million for the achievement of development milestones as well as regulatory approvals. There can be no assurances that royalty payments will result or that milestone payments will be realized.

On July 20, 2006, we entered into an amendment to the exclusive license and supply agreement originally dated September 28, 2004 with HaptoGuard (now merged with Alteon). Under the agreement, as subsequently amended on March 22, 2005, July 20, 2006 and April 6, 2006, we granted Alteon three-month extensions to fulfill its obligation to begin Phase II clinical trials with a licensed product, upon payment of $50,000 for each extension. In addition, under those amendments we agreed to change the timeline for initiation of Phase IIb clinical trials with a licensed product under the license agreement and agreed to allow the same extension arrangement for that milestone. We received a $50,000 payment from Alteon on July 24, 2006 for the first extension ending on September 30, 2006.

On April 2, 2007 we entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. pursuant to which we granted Alteon an exclusive, sole, worldwide license to develop, manufacture and market BXT-51072 and related compounds covered by certain patent rights, with the right to sublicense. This license agreement amends and supersedes the Exclusive License and Supply Agreement previously entered into between OXIS and HaptoGuard, Inc. (now part of Alteon) on September 28, 2004, as amended. Alteon’s lead compound under the previous license, ALT-2074 (formerly BXT 51072) is currently in a Phase 2 clinical study for cardiovascular indications and is one of a family of licensed compounds that are orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies. Unlike the previous license agreement with HaptoGuard, in this Amended and Restated Exclusive License Agreement, the license is not limited in relation to particular clinical indications. Under the license agreement, Alteon is responsible for funding product development programs with respect to the licensed compounds. OXIS shall receive a non-refundable up-front license fee of $500,000 and Alteon is obligated to pay royalties on net sales of licensed products, with certain adjustments under certain conditions, as well as additional fees for the achievement of certain development and regulatory approval milestones. There can be no assurances that royalty payments will result or that milestone payments will be realized. In addition, within 14 days of the effective date of the license agreement, Alteon will purchase shares of common stock at a premium to the market price in the aggregate amount of $500,000. Alteon shall control, prosecute and maintain all licensed patents and shall be responsible for all costs and expenses in connection with the filing, prosecution and maintenance of the licensed patents.

We have the right to terminate the license agreement if Alteon fails to pay us any required payments under the license agreement and such failure is not cured after written notice. Alteon may terminate the agreement by providing us with 180 days’ written notice. Either party may terminate the agreement upon 30 days’ written notice upon certain events relating to the other party’s bankruptcy, insolvency, dissolution, winding up or assignment for the benefit of creditors, or upon the other party’s uncured breach of any material provision of the agreement. Otherwise, the license agreement terminates upon the expiration of the underlying patents relating to the licensed compounds, on a country by country basis.

BIOCHECK, INC.

Our majority-held subsidiary, BioCheck, is a leading producer of clinical diagnostic assays, including high quality enzyme immunoassay research services and immunoassay kits for cardiac and tumor markers, infectious diseases, thyroid function, steroids, and fertility hormones designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro (outside the body) diagnostic testing in clinical laboratories. BioCheck focuses primarily on the immunoassay segment of the clinical diagnostics market. BioCheck manufactures over 40 clinical diagnostic assays in its 15,000 square-foot, U.S. Food and Drug Administration, or FDA, certified Good Manufacturing Practices device-manufacturing facility in Foster City, California.

On September 19, 2005, we entered into a stock purchase agreement with BioCheck and its stockholders to purchase all of its common stock for $6.0 million in cash. BioCheck is a leading producer of enzyme immunoassay diagnostic kits for clinical laboratories. On December 6, 2005, we purchased 51% of the shares of BioCheck’s common stock from each of its stockholders on a pro rata basis for $3,060,000 in cash. Pursuant to the stock purchase agreement, we will use our reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings.

John Chen, Ph.D., co-founded BioCheck in January 1997 and has since served as Chief Executive Officer and Chairman of the Board. He is a biochemist and clinical chemist with 30 years of research and development and assay development expertise. Dr. Chen has developed over 50 enzyme immunoassay and rapid tests, a number of which have been approved for marketing by the FDA. His technical expertise in immunology and biochemistry is complemented by his ability to facilitate technology transfer from research and development to manufacturing.

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

BioCheck Products and Services

BioCheck offers its clinical laboratory and in vitro diagnostics customers over 40 clinical diagnostic assays manufactured in its 15,000 square-foot, U.S. Food and Drug Administration, or FDA, certified Good Manufacturing Practices device-manufacturing facility in Foster City, California. Of the 40 total clinical diagnostic assays offered by BioCheck, 17 clinical diagnostic assays have been cleared by the FDA for marketing and sales and a number of its products have FDA certificates to foreign governments and certificates of exportability. BioCheck’s clinical diagnostic kits have been registered in Brazil, China, India, Italy, Taiwan, Turkey, and the United Kingdom, and BioCheck’s distributors deliver its products to countries in Central and South America, Europe, the Middle East, and Asia.

BioCheck Clinical Diagnostics

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

BioCheck’s revenues from product shipments were $3.7 million in 2006, $3.5 million in 2005 and $3.9 million in 2004.

BioCheck Research Reagents and Assay Kits

BioCheck currently has several products under development for cancer, cardiac/inflammatory and angiogenesis research applications. A research assay and reagents for the detection of HMGA2, a marker for aggressive breast cancer have been marketed since July 2006. Myeloperoxidase is an inflammatory protein that has utility as a prognostic marker for cardiac events. A new myeloperoxidase research assay has been developed that resulted in commercial sales in November 2006.   Id proteins play a central role in cell differentiation, and Id1 and Id3 play a central and critical role in tumor related angiogenesis. BioCheck has developed research assays and rabbit monoclonal antibodies for the detection of human and mouse Id proteins. These Id protein assays and reagents were available for commercial launch in the fourth quarter of 2006.

BioCheck Cardiovascular Markers

Coronary heart disease, or CHD, is the most common form of heart disease caused by a narrowing of the coronary arteries that feed the heart. It is the number one cause of mortality for both men and women in the U.S. Approximately seven million Americans suffer from CHD and more than 500,000 Americans die of heart attacks caused by CHD every year. The National Heart, Lung, and Blood Institute sponsored a multi-center epidemiologic study in 2003. Increased levels of lipoprotein-associated phospholipase, or Lp-PLA2, in patients followed in this study have been linked to increased risk of CHD. In collaboration with diaDexus, BioCheck has developed and manufactures an FDA cleared clinical diagnostic test for Lp-PLA2 called the PLAC test. While the PLAC test is not a stand-alone test for predicting CHD, it provides supportive evidence when used with clinical evaluation and other tools for patient risk assessment. An elevated PLAC level with an LDL-cholesterol level of less than 130 mg/dL suggests that patients have two to three times the risk of having coronary heart disease when compared with patients having lower PLAC test results. BioCheck manufactures the PLAC test and diaDexus promotes and sells it to the medical community. BioCheck’s revenues from PLAC test manufacturing and services were approximately $520,000 in 2006, $340,000 in 2005 and $580,000 in 2004, however, OXIS management does not expect that BioCheck’s sales to diaDexus will be a significant source of revenue in 2007.

BioCheck Research Services

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

•
Custom Immunoassay Development. With over 30 years of experience and the development over 40 immunoassay products, BioCheck’s in-house research and development team provides antibodies and antigens, and assists biotechnology and pharmaceutical customers with the development of their immunoassay test kits.

•
Antibody Purification and Conjugation. Using chromatography technology and proprietary antibody conjugation methods, BioCheck offers antibody purification services and antibody conjugates. Stability testing has indicated that BioCheck’s conjugates remain active for five years.

•
Immunoassay Assembly Services. Having developed over 40 immunoassay products, BioCheck has exceptional test kit packaging experience and can provide custom immunoassay assembly services for our customers.

Further Information Regarding OXIS and BioCheck

Research and Development

BioCheck invested $518,000, $432,000 and $726,000 in research and development in the years 2006, 2005 and 2004, respectively. As of December 31, 2006, BioCheck employed five employees in research and development. During 2006, BioCheck’s research staff was primarily used to produce compounds for diagnostic use and optimize methods for binding these compounds to biological reagents such as antibodies. BioCheck employs a proprietary process for antibody conjugation resulting in highly stable products. BioCheck also developed proprietary clinical diagnostics tests that include promising new angiogenesis tumor markers and an aggressive breast cancer marker, which were launched in the fourth quarter of 2006.

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

BioCheck’s goal is to clinically validate an Id-based diagnostic/prognostic product in collaboration with AngioGenex. During 2006, BioCheck’s research staff continued to work on the clinical validation of potential diagnostic products based on Id proteins related to tumor angiogenesis. Monoclonal antibodies to the Id proteins are required in order to develop highly sensitive ELISA diagnostic and prognostic tests. BioCheck has developed rabbit monoclonal anti-Id1, Id2 and Id3 antibodies that can be used in cell and tissue extracts through commonly utilized detection methods including Western Blot analysis, immunohistochemistry staining and ELISA tests. Western Blot analysis is a method of separating proteins by mass through a gel based process. Immunohistochemistry staining is a process of localizing proteins in cells by tagging their respective antibodies with color producing tags. ELISA tests are used for measuring the amount of Id1, Id2 and Id3 proteins in cell culture supernatants, and cell and tissue extracts.

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

Patents and Trademarks

OXIS Patent Portfolio

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

We currently hold a total of 90 patents, 29 of which have been granted by the U.S. Patent and Trademark Office, and 61 of which have been granted by foreign regulatory agencies. We also have 26 patent applications pending, including 8 filed in the U.S. and 18 file internationally.

Patent coverage includes aspects of all four of our classes of small molecular weight antioxidant molecules. We hold the patents and patent applications for the protective effect of Ergothioneine on mitochondria, the commercial preparation process and the neuroprotectant methods and compositions of Ergothioneine.   We have sublicensed to HaptoGuard, Inc. three patents and one patent application related to BXT-51072. Our assays for markers of oxidative stress are generally protected by trade secrets, and to some extent, patents. Five U.S. patents and eight international patents have been issued with respect to these assays. The oxidative stress assays are sold under the registered trademark Bioxytech®. Associated foreign patents have been issued in most cases and foreign patent applications have been filed associated with the listed patents and patent applications.

Below we have listed selected patents and patent applications relating to our core business including marketed products and sublicenses.

OXIS Research Assay Patents

•

U.S. Patent 5,726,063 issued March 10, 1998 for “Method of Colorimetric Analysis of Malonic Dialdehyde and 4-Hydroxy-2-Enaldehydes as Indexes of Lipid Peroxidation, Kits for Carrying Out Said Method, Substituted Indoles for Use in Said Method and their Preparation” will expire on May 6, 2014.

•

U.S. Patent 5,543,298 issued August 6, 1996 for “Method for Assaying the SOD Activity by Using a Self-Oxidizable Compound Necessary for its Implementation, Self-Oxidizable Compounds and Preparation Thereof” will expire on August 6, 2013.

•	U.S. Patent 6,235,495 issued May 1, 2001 for “Methods for the Quantiation of In Vivo Levels of Oxidized Glutathione” will expire on November 12, 2019.
•

U.S. Patent 5,861,262 issued January 19, 1999 for “Method of the Specific Immunoassay of Human Plasma Glutathione Peroxidase, Kit for its Implementation, Oligopeptides and Antibodies Specific for the Method” will expire on January 19, 2016.

•

U.S. Patent 5,817, 520 issued October 6, 1998 for “Spectrophotometric Methods for Assaying Total Mercaptans, Reduced Glutathione (GSH) and Mercaptans other than GSH in an Aqueous Medium, Reagents and Kits for Implementing Same” will expire on December 15, 2012.

OXIS Ergothioneine Patents

•	U.S. Patent 5,438,151 issued August 1, 1995 entitled “Process for the Preparation of Ergothioneine” will expire on February 8, 2014.
•	U.S. Patent 6,103,746 issued August 8, 2000 entitled “Methods and Compositions for the Protection of Mitochondria” will expire on February 19, 2018.
•	Patent Application Serial No. 60/367,845 filed March 26, 2002 entitled “Neuroprotectant Methods, Compositions and Screening Methods Thereof”.

Selected Licensed BXT-51072 Patents

•

U.S. Patent 5,968,920 issued October 19, 1999 entitled “Novel Compounds having a Benzoisoelen-Azoline and -Azine Structure, Method for Preparing Same and Therapeutic Uses Thereof” will expire on April 7, 2015.

•	U.S. Patent 6,093,532 issued July 25, 2000 entitled “Method for Storing a Biological Organ Transplant Graft Using a Benzisoelen-Azoline or -Azine Compound” will expire on April 7, 2015.
•

U.S. Patent 5,973,009 issued October 26, 1999 entitled “Aromatic Diselenides and Selenosulfides, their Preparation and their Uses, more Particularly their Therapeutic Use” will expire on December 23, 2017.

•	U.S. Patent 6,525,040 issued February 25, 2003 entitled “Cyclic Organoselenium Compounds, their Preparation and their Uses” will expire on December 23, 2017.

These patents can expire earlier if they are abandoned or are not adequately maintained. We cannot assure you that corresponding patents will be issued or that the scope of the coverage claimed in our patent applications will not be significantly reduced prior to any patent being issued.

BioCheck Patent Applications and Other Rights

As of December 31, 2006, BioCheck had filed two patent applications covering research and diagnostic assays to detect Id1 and Id2 related to tumor angiogenesis. Angiogenesis is the formation of blood vessels in tumors.

In April 2004, AngioGenex, Inc. (“AngioGenex”), based in New York City, and BioCheck entered into an agreement to develop cancer diagnostic and prognostic products based on the Id-gene platform technology licensed exclusively to AngioGenex by the Albert Einstein College of Medicine and the Memorial Sloan Kettering Cancer Center. The agreement assigns to BioCheck exclusive rights to develop and market diagnostics based on AngioGenex’s Id technology in return for royalties.

A critical component of the clinical validation of an Id protein-based diagnostic/prognostic product is the development of monoclonal antibodies, or mAbs, to the Id proteins. Id proteins play a significant role in the process of tumor related angiogenesis and other functions related to blood vessel formation. BioCheck has developed rabbit monoclonal anti-Id1, Id2 and Id3 antibodies for Western Blot analyses and immunohistochemistry staining, and ELISA tests for measuring Id1, Id2 and Id3 in cell culture supernatants, and cell and tissue extracts.

AngioGenex and BioCheck have filed joint patent applications for the mAbs to the Id proteins. Under the joint patent application, BioCheck has the exclusive rights to the diagnostic applications of the Id proteins while AngioGenex owns the rights for the therapeutic drug applications. U.S. Provisional Application Serial No. 60/691,060 was filed on June 16, 2005 related to the Id1 protein, titled “Novel Rabbit Monoclonal Antibodies to Id1”. The patent application related to the Id3 protein, titled “Rabbit Monoclonal Antibody Against Human Id3 Protein” was filed on January 27, 2006.

BioCheck has filed a patent application for a clinical diagnostic related to the troponin protein complex. Certain types of troponin including cardiac troponin I and T are highly sensitive and specific indicators of damage to the heart muscle. Myocardial infarction, or a heart attack, can be differentiated from unstable angina, or pain, by measuring troponin in the blood in patients with chest pain. Patent application serial number 11/116,290 was filed April 28, 2005 titled “Immunoassay for Cardiac Troponin-I in Non-Human Mammalian Species.” John Chen is a co-inventor of the immunoassay that is the subject of this patent application.

Competition

According to Boston Biomedical Consultants and Morgan Stanley Research estimates, the worldwide clinical diagnostics market including instruments, immunoassays, rapid diagnostic tests and data analysis tools was approximately $22 billion in sales revenue in 2004 and increased approximately 9% from the previous year Competition in the clinical diagnostics market is intense and highly fragmented, with the largest competitor, Roche Diagnostics, holding a 16% market share.

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

Government Regulation

In the United States, our current products and manufacturing practices are not subject to regulation by the United States Food and Drug Administration, or FDA, pursuant to the Federal Food, Drug and Cosmetic Act as it relates to research products. Development, manufacture and marketing of clinical diagnostic products which we are currently pursuing and therapeutic compounds are regulated by the FDA. We believe that we currently are in compliance with all such regulations and intend that in the future all of our diagnostic and therapeutic developments will be in compliance with these regulations, as needed.

Employees

As of December 31, 2006, we had six full time employees, including one scientist in manufacturing/research and development, one employee in marketing and two employees in administrative and operational support. On December 6, 2005, we initiated a relocation plan to cease our operations in Portland, Oregon and relocate to Foster City, California at premises adjacent to those of BioCheck. We decided to relocate after reviewing and evaluating all aspects of our operations to determine the profitability and viability of continuing in the Portland, Oregon location. As part of the relocation that was effective February 15, 2006, we offered all regular full-time employees who were not relocated to Foster City, California severance benefits under an employee incentive package estimated to cost approximately $119,000. None of our employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good, and we have never experienced an employee-related work stoppage.

As of December 31, 2006, BioCheck employed 24 full-time employees. Included among BioCheck’s full-time are 14 technicians in manufacturing, five scientists and research associates in research and development, two specialists in quality control functions, and professionals in administrative and operational support.

Facilities

We maintain a facility adjacent to BioCheck at 323 Vintage Park Drive, Suite B, Foster City, CA 94404, which also serves as our corporate headquarters. BioCheck occupies a 15,000 square foot facility adjacent to us, at Vintage Park, 323 Vintage Park Drive, Foster City, CA 94404. For further details regarding our facilities, please refer to Item 2 -- “Description of Property” below, which is incorporated by reference.

ITEM 2. DESCRIPTION OF PROPERTY

In December 6, 2005 we purchased 51% of BioCheck and initiated a transition plan to consolidate all operations at BioCheck’s manufacturing facility. Consequently, during 2006, we entered into a three-year lease agreement commencing on April 1, 2006 for 4,136 square feet of space immediately adjacent to BioCheck at 323 Vintage Park Drive, Suite B, Foster City, CA 94404. These premises serve to accommodate the relocation and consolidation of our corporate headquarters and operations.

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

ITEM 3. LEGAL PROCEEDINGS

A member of our board of directors, Steven T. Guillen, who was terminated from his position as our President and Chief Executive Officer on September 15, 2006, filed a lawsuit against us and up to 25 unnamed additional defendants. The complaint alleges breaches of contract relating to Mr. Guillen’s employment agreement and a promissory note that is in default, breach of implied covenant of good faith and fair dealing, wrongful termination and violation of the California Labor Code in relation to the non-payment of back pay. On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Mr. Guillen. Interest and principal were due on September 10, 2006 and at September 30, 2006 were in default. On November 2, 2006, we repaid Mr. Guillen the principal and accrued interest due on the promissory note in the amount of $209,000 and back pay with penalties and accrued interest of $96,000.

Settlement Agreement with Steve Guillen. In March 2007, we and Mr. Guillen executed and delivered a Confidential Separation Agreement (dated February 12, 2007), under which we agreed to pay Mr. Guillen the sum of $250,000 in twelve equal monthly installments, subject to standard payroll deductions and withholdings. We also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. Mr. Guillen would have the right to exercise his options until September of 2009. We also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. In exchange for these payments and benefits, Mr. Guillen and OXIS agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with us. A copy of the separation agreement is included as Exhibit 10.43 filed with this annual report on Form 10-K.

No other director, officer or affiliate of ours, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2006 to a vote of security holders, through solicitation or proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock continues to be traded in the Over-The-Counter Bulletin Board and remains listed in France on the Nouveau Marché and in Germany on the Frankfurt Stock Exchange.

The market represented by the OTCBB is limited and the price for our common stock quoted on the OTCBB is not necessarily a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2004	First Quarter	$0.90	$0.52
	Second Quarter	$0.84	$0.45
	Third Quarter	$0.69	$0.32
	Fourth Quarter	$0.65	$0.41
Fiscal Year 2005	First Quarter	$0.57	$0.28
	Second Quarter	$0.43	$0.27
	Third Quarter	$0.48	$0.28
	Fourth Quarter	$0.39	$0.24
Fiscal Year 2006	First Quarter	$0.38	$0.26
	Second Quarter	$0.44	$0.32
	Third Quarter	$0.36	$0.21
	Fourth Quarter	$0.28	$0.18

Stockholders

As of December 31, 2006, we had approximately 43,610,773 shares of common stock issued and outstanding which were held by approximately 2,834 stockholders of record, which total does not include stockholders who hold their shares in street name. The transfer agent for our common stock is ComputerShare, whose address is 250 Royall Street, Canton, Massachusetts 02021.

DIVIDEND POLICY

Our board of directors determines any payment of dividends. We utilize our assets to develop our business and, consequently, we have never paid a dividend and does not expect to pay dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations.

Recent Sales of Unregistered Securities

January 2004 Bridge Financing. On January 14, 2004, we completed a private placement of securities pursuant to which (i) certain investors paid us $570,000 in the aggregate, (ii) we issued promissory notes to the investors in principal amount of $570,000 in the aggregate, which promissory notes are convertible in due course into up to 1,425,000 shares of our common stock or into up to 3,800,000 shares of common stock in the event of a default by OXIS and if notified of such by the note holders (to which no notice was received) and (iii) we issued warrants to the investors exercisable for up to 1,250,000 shares of common stock at an exercise price of $0.50 per share. We received notice on December 30, 2004, that all investors had signed irrevocable letters of intent to convert their promissory notes and accrued interest into common stock. As a result, we issued 1,520,932 shares of common stock to the note holders. In connection with the note holders converting their notes to common stock, we issued 760,469 new warrants having a $1.00 exercise price and a five-year life. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933.

December 2004 Common Stock and Warrant Financing. On December 30, 2004, we entered into definitive agreements with investors relating to the private placement of $6.5 million of our securities through the sale of 12,264,158 shares of our common stock at $0.53 per share. On January 6, 2005, we closed the private placement transaction with the investors. The transaction resulted in the issuance on or about January 10, 2005 of 12,264,158 shares of our common stock for which we received gross proceeds of $0.53 per share. In addition, on January 6, 2005, we issued to the purchasers in the private placement transaction warrants to purchase an additional 12,264,158 shares of our common stock, 50% at an exercise price of $0.66 per share and 50% at an exercise price of $1.00 per share. Upon the closing of the private placement transaction, as partial consideration for services rendered as the placement agent for the private placement transaction, we issued to Rodman & Renshaw, LLC a warrant to purchase 306,604 shares of our common stock at an exercise price of $0.66 per share and a warrant to purchase 306,604 shares of our common stock at an exercise price of $1.00 per share. The offer, sale and issuance of securities to the purchasers in the private placement were exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, and Rule 506 promulgated by the SEC under the Securities Act. The 12,264,158 shares of common stock issuable on December 30, 2004 and the 12,264,158 shares of common stock to be issued upon exercise of warrants were registered under a Form SB-2 registration statement that was declared effective on May 27, 2005.

April 2005 Note Conversion. During April 2005, 459,355 shares of common stock were issued in exchange for cancellation of a note payable for $160,000 and accrued interest of $84,000. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933.

Series B Preferred Stock Financing. During the third quarter of 2005, 428,389 outstanding shares of Series B preferred stock were converted into 85,678 shares of common stock. The Series B preferred stock had certain preferential rights with respect to liquidation and dividends. Holders of Series B preferred stock were entitled to noncumulative annual dividends at the rate of $0.115 per share if and when declared by our board of directors. No dividends to Series B preferred stockholders were issued or unpaid during 2005. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933.

October 2006 Convertible Debenture and Warrant Financing. On October 25, 2006, we entered into a Securities Purchase Agreement, or Purchase Agreement, with four accredited investors, or the Purchasers. In conjunction with the signing of the Purchase Agreement, we issued Secured Convertible Debentures, or Debentures, and Series A, B, C, D, and E Common Stock Warrants, or Warrants, to the Purchasers, and the parties also entered into a registration rights agreement and a Security Agreement, or collectively, the Transaction Documents.

Pursuant to the terms of the Purchase Agreement, we issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to OXIS of $1,350,000 from the transaction. The Debentures mature on October 25, 2008, but may be prepaid by us at any time provided that the common stock issuable upon conversion and exercise of the Warrants is covered by an effective registration statement. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision, or the Conversion Price. Beginning on February 1, 2007, we began to amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date, or the Monthly Redemption Amounts. The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.

Pursuant to the Debentures, we covenanted that we will not incur additional indebtedness for borrowed money, other than our current Bridge Bank Promissory Note which was owing at the time the Debenture financing was completed. The Bridge Bank Promissory Note was paid in full in February 2007. We also covenant that we will not pledge, grant or convey any new liens on its assets. The obligation to pay all unpaid principal will be accelerated upon an event of default, including upon failure to perform its obligations under the Debenture covenants, failure to make required payments, default on any of the Transaction Documents or any other material agreement, lease, document or instrument to which we are obligated, the bankruptcy of OXIS or related events. The Purchasers have a right of first refusal to participate in up to 100% of any future financing undertaken by us until the later of the date that the Debentures are no longer outstanding and the one year anniversary of the effective date of the registration statement. We are restricted from issuing shares of common stock or instruments convertible into common stock for 90 days after the effective date of the registration statement with certain exceptions. We are also prohibited from completing any subsequent financing involving a variable rate transaction until such time as no Purchaser holds any of the Debentures. In addition, until such time as any Purchaser holds any of the securities issued in the Debenture transaction, if we issue or sell any common stock or instruments convertible into common stock which a Purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the Transaction Documents, we are obligated to amend the terms of the Transaction Documents to such Purchaser the benefit of such better terms. We may prepay the entire outstanding principal amount of the Debentures, plus accrued interest and other amounts payable, at our option at any time without penalty, provided that a registration statement is available for the resale of shares underlying the Debentures and Warrants, as more fully described in the Debentures. The purpose of this Debenture transaction is to provide us with intermediate term financing as we seek longer term financing.

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

Pursuant to the registration rights agreement, we filed a registration statement covering the public resale of the shares underlying the Series A, B, C, D and E Warrants and the Debentures within 45 days of the closing of the transaction and caused the registration to be declared effective within 120 days of the closing date, The registration statement was declared effective by the SEC on February 12, 2007.

Pursuant to the Security Agreement, we agreed to grant the Purchasers a security interest in substantially all of our assets. We also agreed to pledge our respective ownership interests in our wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and our partial subsidiary, BioCheck, Inc. Our subsidiaries, OXIS Therapeutics and OXIS Isle of Man, also provided a subsidiary guarantee to the Purchasers in connection with the transaction.

As of March 31, 2007 we were in technical default under the October 2006 debentures, because of non-payment of the monthly redemption payments which became due beginning on February 1, 2007. We are currently in negotiations with the debenture holders regarding the form of payment of these monthly redemption amounts, which may be in the form of shares of our common stock or cash.

Anti-dilution Adjustments Under Warrant to Fagan Capital. In connection with a loan, we issued a warrant to Fagan Capital on June 2, 2006, for the purchase of up to 1,158,857 shares of our common stock at an exercise price of $0.35 per share. This warrant contained an anti-dilution clause, which if triggered, would cause the warrant to be adjusted to increase the number of shares of common stock purchasable, and would lower the exercise price of the warrant. Specifically, the anti-dilution provision provides that if the Company should issue common stock for a per share price below $0.35, excluding up to 2.3 million shares issued for any purpose, then the exercise price (initially $0.35 per share) would be adjusted downward to equal the per-share price net of selling expenses received by the Company for such common stock (including the issuance of warrants or options with an exercise price below $0.35 per share). The warrant further provides that each time that an adjustment is required to be made to the exercise price of the warrant, proportionate adjustments will also be made to the number of shares which may be purchased under the warrant, so that (i) the total proceeds payable to the Company upon exercise in full of the warrant immediately prior to such adjustment to the exercise price shall equal (ii) the total proceeds payable to the Company upon exercise in full of the warrant immediately after such adjustment to the exercise price. In November 2006, we issued options and warrants for the purchase of shares in excess of the 2.3 million limit, at an exercise price as low as $0.18, to various officers and consultants. As a result, the warrant issued to Fagan Capital was adjusted automatically pursuant to its terms, such that it became exercisable for up to a maximum of 2,253,333 shares of common stock, and an exercise price of $0.18 per share.

Anticipated Investment by Alteon. Under the license agreement dated April 2, 2007 between Alteon, Inc and us, Alteon agreed to make an equity investment in our common stock, at a per-share price equal to 125% of the ten-day average trading price following the effective date of the agreement and no less than $0.24 per share, resulting in net proceeds to us of $500,000.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis or plan of operation should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements based upon our current expectations and involves risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks Related to Our Business,” “Business” and elsewhere in this document. See the paragraphs following the heading “Forward-Looking Statements” for additional discussion.

Management’s Discussion and Analysis or Plan of Operation is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Introduction

We incurred net losses of $4.9 million in 2006 and $3.1 million in 2005. BioCheck generated a net profit of $0.3 million in 2006 and $0.2 million in 2005. This amount of profit generated from BioCheck is not enough to offset our current losses. Our 2006 net loss includes an expense of $1.6 million for an expense related to the convertible debentures issued in October 2006. Our plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, we can not assure you that we will accomplish this task and there are many factors that may prevent us from reaching our goal of profitability.

On a consolidated basis, we had cash and cash equivalents of $1,208,000 at December 31, 2006 of which $792,000 was held by BioCheck. The cash held by us of $416,000 at December 31, 2006 is not sufficient to sustain our operations through the first half of 2007 without additional financings. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain BioCheck’s operating activities for the next 12 months. We cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our parent level operating expenses. During March 2006, we received $200,000 from Steven T. Guillen, our President and Chief Executive Officer in exchange for a promissory note and we entered into a Promissory Note, or Note, with Fagan Capital, Inc., pursuant to which Fagan Capital loaned us $400,000. Both of these notes were repaid from the proceeds of our $1,350,000 convertible debenture offering in October 2006.

The current rate of cash usage at our parent level raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, we obtained debt financing in which we received proceeds of $1,350,000 in October 2006 and we are seeking additional equity financing to obtain sufficient funds to sustain operations and purchase the remaining 49% of BioCheck for approximately $3.0 million. From this debt financing, $635,000 was used to repay existing debt, accrued interest and related legal fees. We plan to increase revenues by introducing new research assays and reagents as well as by out-licensing compounds from our antioxidant library. However, we cannot provide assurance that we will successfully obtain equity financing, if any, sufficient to finance our goals or that we will increase product related revenues. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

Overview

OXIS International, Inc. focuses on the research and development of technologies and therapeutic products in the field of oxidative stress/inflammatory reaction, diseases that are associated with damage from free radicals and reactive oxygen species. Biological free radicals are the result of naturally occurring processes such as oxygen metabolism and inflammatory reactions. Free radicals react with key organic substances such as lipids, proteins and DNA. Oxidation of these biomolecules can damage them, disturbing normal functions and may contribute to a variety of disease states. Organ systems that are predisposed to oxidative stress and damage are the pulmonary system, the brain, the eye, circulatory system, and reproductive systems. A prime objective of OXIS is to use its broad portfolio of oxidative stress biomarkers and look for an association between reactive biomarker signals and various disease etiologies and conditions

We presently derive our revenues primarily from sales of research diagnostic reagents and assays to medical research laboratories. Our diagnostic products include approximately 25 research reagents and assays to measure markers of oxidative stress.   We hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is L-Ergothioneine, a potent antioxidant produced by OXIS, that may be appropriate for sale over-the-counter as a dietary supplement. In September 2005 we acquired a 51% interest in and have the option to purchase the remaining 49% of BioCheck, Inc.

Our majority-held subsidiary, BioCheck, Inc. is a leading producer of clinical diagnostic assays, including high quality enzyme immunoassay research services and immunoassay kits for cardiac and tumor markers, infectious diseases, thyroid function, steroids, and fertility hormones designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro (outside the body) diagnostic testing in clinical laboratories. BioCheck focuses primarily on the immunoassay segment of the clinical diagnostics market. BioCheck offers over 40 clinical diagnostic assays manufactured in its 15,000 square-foot, U.S. Food and Drug Administration, or FDA, certified Good Manufacturing Practices device-manufacturing facility in Foster City, California.

Current significant financial and operating events and strategies are summarized as follows:

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

Product Development

During 2006, we expanded our product portfolio of research assay kits for the research markets with the addition of eight new assay products.  Given the availability of sufficient capital resources, we plan to pursue research and development of additional oxidative stress cardiac markers.  We are planning to expand our cardiovascular and inflammatory products and assays through the combination of our MPO assay with other in-house assays and new assays in development.  We also believe that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter.  We are currently testing Ergothioneine produced in bulk to ensure that its purity level is acceptable. Given the availability of sufficient capital resources and the successful scale-up to a bulk manufacturing process that ensures an acceptable level of purity, we intend to pursue the development of Ergothioneine for use in the over the counter market, however, there can be no assurance as to when or if we will launch Ergotheioneine on a commercial basis as a nutraceutical.

BioCheck currently has several products under development for cancer, cardiac/inflammatory and angiogenesis research applications. Among these products, BioCheck has marketed the following ELISA kits to the research market in 2006:

•	Reagents for the detection of HMGA2, a marker for aggressive breast cancer (in July 2006);

•	Research assays for the detection of HMGA2;

•	Myeloperoxidase, an inflammatory protein that has utility as a prognostic marker for cardiac events; and

•	A new myeloperoxidase research assay.

In addition, BioCheck has developed research assays and rabbit monoclonal antibodies for the detection of human and mouse Id proteins. Id proteins play a central role in cell differentiation, and Id1 and Id3 play a central and critical role in tumor related angiogenesis.  BioCheck began making Id protein reagents commercially available in January 2007, and it expect that the Id protein assays will be ready for commercial launch during 2007.

Loans and Warrants

On December 6, 2005, we entered into a non-revolving one-year loan agreement with KeyBank, N.A., or KeyBank, and received funds of $3,060,000 to purchase 51% of BioCheck’s common stock. As security for our repayment obligations, we granted a security interest to KeyBank in our $3,060,000 certificate of deposit at KeyBank. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into with Bridge Bank. As part of the loan arrangement with Bridge Bank, we granted a security interest in a $3,060,000 certificate of deposit moved from KeyBank to Bridge Bank. The loan bears interest at 3.0% and the certificate of deposit bears interest at 1.0%. This loan was paid in full in February 2007 primarily with the proceeds of non-renewal of the certificate of deposit.

On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Steven T. Guillen, our president and chief executive officer at that time. The related party note bore interest at 7.0%. Interest and principal were due on September 10, 2006. Mr. Guillen’s employment was terminated on September 15, 2006. On November 2, 2006, the Company paid to Mr. Guillen amounts owing under the note.

On March 31, 2006, we issued a $400,000 unsecured promissory note to Fagan Capital, Inc., or Fagan Capital. Interest accrued at an annual rate of 8.0% and interest and principal were due on June 2, 2006. On July 26, 2006, Fagan Capital extended the maturity date of the promissory note to June 1, 2007 and we issued to Fagan Capital a warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. On October 25, 2006, the Company prepaid the principal, accrued interest and legal fees due pursuant to the Renewal Note in the amount of $426,000 and the Company undertook to finalize a registration rights agreement covering the shares underlying the common stock purchase warrant within 7 days of the prepayment of the Renewal Note.

Debt Financing

On October 25, 2006, we entered into a Securities Purchase Agreement, or Purchase Agreement, with four accredited investors, or the Purchasers. In conjunction with the signing of the Purchase Agreement, we issued Secured Convertible debentures, or debentures, and Series A, B, C, D, and E common stock warrants, and we also provided the investors with registration rights under a registration rights agreement, and a security interest in our assets under a security agreement to secure the performance of our obligations under the debentures.

Pursuant to the terms of the Purchase Agreement, we issued the debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this prospectus as the “conversion price”). Beginning on the first of the month following the earlier of the effective date of the registration statement to be filed pursuant to the registration rights agreement and February 1, 2007, we will amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount.

The performance of our duties and obligations under the debentures are secured by substantially all of our assets under a security agreement. As additional security to the debenture holders, we have also pledged the shares we hold in our subsidiaries, including 51% of BioCheck, Inc., and all of the shares of capital stock of our wholly-owned subsidiaries, OXIS Therapeutics, Inc. and OXIS Isle of Man Limited. In addition, OXIS Therapeutics, Inc. and OXIS Isle of Man Limited, have each entered into a subsidiary guarantee under which these subsidiaries have guaranteed the performance, at the parent level, of our obligations under the debentures.

Under the debentures, we agreed that we will not incur additional indebtedness for borrowed money, other than the Bridge Bank Promissory Note which has now been paid off. We also covenant that we will not pledge, grant or convey any new liens on its assets. The obligation to pay all unpaid principal will be accelerated upon an event of default, including upon failure to perform its obligations under the Debenture covenants, failure to make required payments, default on any of the Transaction Documents or any other material agreement, lease, document or instrument to which we are obligated, the bankruptcy of OXIS or related events. The Purchasers have a right of first refusal to participate in up to 100% of any future financing undertaken by us until the later of the date that the debentures are no longer outstanding and the one year anniversary of the effective date of the registration statement. We are restricted from issuing shares of common stock or instruments convertible into common stock for 90 days after the effective date of the registration statement with certain exceptions. We are also prohibited from affecting any subsequent financing involving a variable rate transaction until such time as no Purchaser holds any of the debentures. In addition, until such time as any Purchaser holds any of the securities issued in the Debenture transaction, if we issue or sell any common stock or instruments convertible into common stock which a Purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the Transaction Documents, we are obligated to amend the terms of the Transaction Documents to such Purchaser the benefit of such better terms. We may prepay the entire outstanding principal amount of the debentures, plus accrued interest and other amounts payable, at our option at any time without penalty, provided that a registration statement is available for the resale of shares underlying the debentures and warrants, as more fully described in the debentures. The purpose of this Debenture transaction is to provide us with intermediate term financing as we seek longer term financing.

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

Pursuant to the registration rights agreement, we filed a registration statement covering the public resale of the shares underlying the Series A, B, C, D and E warrants and the debentures. This registration statement was declared effective by the Securities and Exchange Commission in February 2007.

Under the security agreement, we agreed to grant to each of the investors a security interest in substantially all of our assets. We also agreed to pledge our respective ownership interests in our wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and our partial subsidiary, BioCheck, Inc. OXIS Therapeutics and OXIS Isle of Man also provided a subsidiary guarantee to the Purchasers in connection with the transaction.

Stockholder Approval

On August 1, 2006, at the OXIS 2006 Annual Meeting of Stockholders, the five nominated directors were re-elected, the proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 95,000,000 to 150,000,000 was approved, and the proposal to increase the number of shares reserved for issuance under the OXIS 2003 Stock Incentive Plan from 3,600,000 shares to 5,600,000 shares was also approved by the stockholders.

License Agreement with Alteon

OXIS entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. with an effective date of April 5, 2007. Pursuant to the license agreement OXIS grants Alteon an exclusive, sole, worldwide license to develop, manufacture and market BXT-51072 and related compounds covered by certain patent rights, with the right to sublicense. This license agreement amends and supersedes the Exclusive License and Supply Agreement previously entered into between OXIS and HaptoGuard, Inc. (now part of Alteon) on September 28, 2004, as amended. Alteon’s lead compound under the previous license, ALT-2074 (formerly BXT 51072) is currently in a Phase 2 clinical study for cardiovascular indications and is one of a family of licensed compounds that are orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies. Unlike the previous license agreement with HaptoGuard, in this Amended and Restated Exclusive License Agreement, the license is not limited in relation to particular clinical indications. Under the license agreement, Alteon is responsible for funding product development programs with respect to the licensed compounds. OXIS shall receive a non-refundable up-front license fee of $500,000 and Alteon is obligated to pay royalties on net sales of licensed products, with certain adjustments under certain conditions, as well as additional fees for the achievement of certain development and regulatory approval milestones. There can be no assurances that royalty payments will result or that milestone payments will be realized. In addition, within 14 days of the effective date of the license agreement, Alteon will purchase shares of common stock at a premium to the market price in the aggregate amount of $500,000. Alteon shall control, prosecute and maintain all licensed patents and shall be responsible for all costs and expenses in connection with the filing, prosecution and maintenance of the licensed patents.

As a part of the agreement, Alteon agreed to make an equity investment in our common stock, at a per-share price equal to 125% of the ten-day average trading price following the effective date of the agreement and no less than $0.24 per share, resulting in net proceeds to us of $500,000.

We have the right to terminate the license agreement if Alteon fails to pay us any required payments under the license agreement and such failure is not cured after written notice. Alteon may terminate the agreement by providing us with 180 days’ written notice. Either party may terminate the agreement upon 30 days’ written notice upon certain events relating to the other party’s bankruptcy, insolvency, dissolution, winding up or assignment for the benefit of creditors, or upon the other party’s uncured breach of any material provision of the agreement. Otherwise, the license agreement terminates upon the expiration of the underlying patents relating to the licensed compounds, on a country by country basis.

Agreements with Ambient Advisors LLC

On May 12, 2006, we entered into an engagement letter with Ambient Advisors LLC, (“Ambient Advisors”). Gary M. Post, a member of the board of directors, is the manager of Ambient Advisors. Ambient Advisors provided certain services pertaining to strategic planning, investor communications and financing strategies and other projects at the request of our chief executive officer for a one year period in return for monthly compensation of $5,000. We granted Ambient Advisors a ten year warrant to purchase 108,000 shares of OXIS common stock at an exercise price of $0.39 per share, with 9,000 shares becoming exercisable each month over the term of the agreement. On October 12, 2006, we mutually agreed with Gary M. Post to terminate the engagement letter with Ambient Advisors LLC, effective October 15, 2006, replace it with a new consulting agreement and accelerate the vesting of the warrant to be fully vested effective October 15, 2006.

On November 6, 2006, we entered into an advisory agreement with Ambient Advisors that commenced retroactively at October 15, 2006, or the Commencement Date. Ambient Advisors will provide certain services pertaining to operations, strategic planning, financial planning and budgeting, investor relations, corporate finance and such additional roles and responsibilities as requested for a three year period from the Commencement Date, after this period on a year-to-year basis. Ambient Advisors will receive annual compensation in the amount of $83,333, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance was first authorized by the board of directors in November 2006, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Ambient Advisors received a ten year warrant to purchase 173,608 shares of common stock with an exercise price of $0.20 per share, vesting immediately. As part of the compensation, we granted Ambient Advisors a ten year common stock purchase warrant to purchase 550,000 shares of OXIS common stock at an exercise price of $0.20 per share, vesting as follows: (i) 275,000 warrant shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 275,000 warrant shares vesting in eight quarterly installments over two years. Additionally, OXIS granted Ambient Advisors, as a sign on bonus, a non-qualified option to purchase 333,333 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date. During the three year term of the agreement, Ambient Advisors will receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the board of directors and its compensation committee. During the remainder of calendar year 2006, Ambient Advisors’ bonus will be pro rated on an annual bonus rate in the range of 25% to 50% of the advisory fee, and the bonus for subsequent years of the term of the agreement will be in a similar target range. The bonuses payable hereunder will be paid in cash, although at Ambient Advisors’ sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Ambient Advisor of the bonus for a particular year.

Appointment of New President and Chief Executive Officer

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

On November 6, 2006, we entered into an employment agreement with Dr. Hausman that commenced retroactively at October 15, 2006. Dr. Hausman will serve as our President and Chief Executive Officer for a three year period from the commencement date of October 15, 2006, and after this period on a year-to-year basis. Dr. Hausman will receive annual compensation in the amount of $250,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance is authorized by the board of directors, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Dr. Hausman was issued 347,222 restricted shares of common stock. During the three year term of the agreement, Dr. Hausman will receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the board of directors and its compensation committee. During the remainder of calendar year 2006, Dr. Hausman’s bonus will be pro rated on an annual bonus rate in the range of 25% to 50% of his base salary, and the bonus for subsequent years of the term of the agreement will be in a similar target range. The bonuses payable hereunder will be paid in cash, although at Dr. Hausman’s sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Hausman of the bonus for a particular year. Once we have raised at least $2.5 million in one or more financings (equity, debt or convertible debt, in addition to the financing closed on October 25, 2006) or in a strategic transaction, Dr. Hausman may elect, at any time, in lieu of receiving a quarterly issuance of stock (or warrants in lieu thereof), to receive his base salary in cash, payable monthly on our regular pay cycle for professional employees. As part of the compensation, we granted Dr. Hausman a ten year a non-qualified option to purchase 495,000 shares of OXIS common stock at an exercise price of $0.20 per share, vesting as follows: (i) 247,500 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 247,500 option shares vesting in eight quarterly installments over two years. Additionally, we granted Dr. Hausman, as a sign on bonus, 500,000 restricted shares of common stock and a ten year common stock purchase warrant to purchase 1,505,000 shares at an exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date.

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

Consulting Agreement with John E. Repine, M.D.

On November 6, 2006, we entered into a consulting agreement with John E. Repine, M.D. that commenced retroactively at October 15, 2006.

Dr. Repine will advise us concerning matters of antioxidant and inflammation research and potential acquisitions (including products/compounds/intellectual property, companies), product research and development, and the development and establishment of reference labs for oxidative stress and inflammatory reactions for a three year period from the commencement date of October 15, 2006, and after this period on a year-to-year basis. Dr. Repine will receive annual compensation in the amount of $36,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance was first authorized by the board of directors in November 2006, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Dr. Repine received 50,000 restricted shares of common stock. As part of the compensation under the consulting agreement, OXIS granted Dr. Repine a ten year stock option to purchase 200,000 shares of OXIS common stock at an exercise price of $0.20 per share, vesting as follows: (i) 100,000 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 100,000 option shares vesting in eight quarterly installments over two years. Additionally, we granted Dr. Repine, as a sign on bonus, a non-qualified option to purchase 200,000 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date. During the term of the consulting agreement, Dr. Repine is eligible to receive annual and special bonuses based upon the attainment of agreed upon goals and milestones as determined by our Chief Executive Officer. Each bonus payable will be paid in cash, although at Dr. Repine’s sole option, such bonus may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Repine of the particular bonus.

Preferred Stock Conversion

During 2005, 85,678 shares of common stock were issued for the conversion and cancellation of all 428,389 outstanding shares of Series B Preferred Stock that were valued at $4,000.

Note Conversion

During April 2005, 459,355 shares of common stock were issued for cancellation of a note payable for $160,000 and accrued interest of $84,000.

Management Team and Board of Directors

On February 28, 2005, Steve T. Guillen was appointed as our President and Chief Executive Officer. Mr. Guillen replaced Marvin S. Hausman, M.D., as acting Chief Executive Officer and Dr. Hausman remained as Chairman of the board of directors. During October 2005 John Repine, M.D., Chief Executive Officer, President and Scientific Director of the Webb-Waring Institute for Cancer, Aging and Antioxidant Research joined our board of directors. Effective December 6, 2005, Dr. John Chen entered into an executive employment agreement with us as President of BioCheck. Michael D. Centron was appointed as our Vice President and Chief Financial Officer during January 2006, replacing Dr. Hausman as acting Chief Financial Officer. During February 2006, Randall Moeckli was appointed as our Senior Director of Sales and Marketing. On March 15, 2006, Gary M. Post, Managing Director of Ambient Advisors, LLC, joined our board of directors. Timothy C. Rodell, M.D., declined to stand for re-election at the Annual Meeting of Stockholders held on August 1, 2006. On September 15, 2006, Steven T. Guillen’s employment as the Company’s President and Chief Executive Officer was terminated. Mr. Guillen remained a member of the board of directors. On September 15, 2006, Marvin S. Hausman, M.D., was appointed by the board of directors as President and Chief Executive Officer of the Company. Dr. Hausman remains Chairman of the board of directors. Mr. Centron resigned as an officer and employee effective November 15, 2006.  On April 12, 2007, Mr. Guillen resigned from the board of directors.

Loan Repayment

On June 1, 2004, we received $1,200,000 in exchange for a note and entered into a loan agreement with our majority stockholder at that time, Axonyx, Inc. We repaid the note on January 6, 2005.

Acquisition of BioCheck

On September 19, 2005, we entered into a stock purchase agreement with BioCheck and its stockholders to purchase all of its common stock for $6.0 million in cash. BioCheck is a leading producer of enzyme immunoassay diagnostic kits for clinical laboratories. On December 6, 2005, we purchased 51% of the shares of BioCheck’s common stock from each of its stockholders on a pro rata basis for $3,060,000 in cash. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141, “Business Combinations.” The consolidated statements of operations include the results of operations of BioCheck from December 6, 2005, the date of acquisition, and the consolidated balance sheets include the assets and liabilities of BioCheck at December 31, 2005 and December 31, 2006. The purchase price of $3,337,000 was based on cash paid to BioCheck’s stockholders of $3,060,000, legal expense of $155,000 and a finder’s fee of $122,000. Pursuant to the stock purchase agreement, OXIS will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings.

Mutual Services Agreement with BioCheck

On June 23, 2006, we entered into a mutual services agreement with BioCheck. Each of OXIS and BioCheck will provide certain services to the other corporation to be charged monthly at an hourly rate with an overhead surcharge. The services that BioCheck will provide include assisting in manufacturing the bulk of our research assay test kits, assisting in packaging and shipping such research assay test kits to our customers, and undertaking research and development of certain new OXIS research assay test kits on a case-by-case basis to be agreed upon between the parties. We will provide services to BioCheck, including marketing and sales, website management and materials requirement and control systems.

The agreement terminates on December 6, 2009, or earlier upon mutual consent of the parties, upon 90 day prior written notice by either party, by either party if a monthly billing is unpaid after 60 days if a 15 day notice and opportunity to cure has been provided, or upon a material breach of the Agreement after 30 days’ notice and opportunity to cure the breach.

Results of Operations

Our revenues and expenses increased substantially from 2005 to 2006 with the consolidation of all of BioCheck’s results of operations for the year ended December 31, 2006. Only one month of BioCheck’s revenues and expenses are included in the results of operations for the year ended December 31, 2005 because they were not acquired until December 6, 2005.

Revenues

The following table presents the changes in revenues from 2005 to 2006:
			Increase (Decrease) from 2005
	2006	2005	Amount	%
Product revenues	$5,201,000	$2,397,000	$2,804,000	117%
License revenues	575,000	100,000	475,000	475%
Total revenues	$5,776,000	$2,497,000	$3,279,000	131%

For the three year ended December 31, 2006 the increase in revenues was primarily attributable to the consolidation of $4,282,000 of revenues from BioCheck partially offset by a $729,000 decrease in sales from the OXIS parent company. The decrease in OXIS parent company sales is attributable to lower sales volume that was caused, in part, by the interruption arising from moving operations from Portland, Oregon to Foster City, California and consolidating our product offerings. We expect 2007 product revenues to increase modestly from 2006 as we introduce new products such as our improved MPO. We intend to develop new diagnostic test kits and evaluate our product offerings, pricing and distribution network with the plan of increasing sales volume.

Cost of Product Revenues

The following table presents the changes in cost of product revenues from 2005 to 2006:

			Increase (Decrease) from 2005
	2006	2005	Amount	%
Cost of product revenues	$3,084,000	$1,345,000	$1,739,000	129%

For the year ended December 31, 2006, the increase in cost of product revenues is attributable to the consolidation of $2,203,000 of costs from the operations of BioCheck that were partially offset by a decrease from the OXIS parent company due to the decrease in sales.

Gross profit of $2,692,000 in 2006 was significantly higher than the gross profit of $1,152,000 in 2005 because the additional gross profits generated from BioCheck. Gross profit as a percentage of revenues remained constant at approximately 46%.

Research and Development Expenses

The following table presents the changes in research and development expenses from 2005 to 2006:

			Increase (Decrease) from 2005
	2006	2005	Amount	%
Research and development	$708,000	$499,000	$209,000	42%

For the year ended December 31, 2006, the increase in research and development expenses is primarily attributable to the consolidation of $518,000 of costs from the operations of BioCheck and increased patent amortization expense of $94,000. The increase was partially offset by decreased salary and benefits costs and direct project expenses. We expect 2007 research and development costs to be approximately the same as 2006. However, the actual amount of research and development expenses will fluctuate with the availability of funding.

Selling, General and Administrative Expenses

The following table presents the changes in selling, general and administrative expenses from 2005 to 2006:

			Increase (Decrease) from 2005
	2006	2005	Amount	%
Selling, general and administrative	$4,654,000	$2,342,000	$2,312,000	99%

For the year ended December 31, 2006, the increase in selling, general and administrative expenses is primarily attributed to the consolidation of costs from the operations of BioCheck of $1,170,000, severance charges and increased costs for accounting, legal, stockholder communication and investor relations activities; labor and related costs including contract labor and associated transportation costs; and non-cash compensation. We expect 2007 selling, general and administrative expenses to be approximately the same as 2006.

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
Financing Fees

In connection with the $1,350,000 convertible debenture in October 2006, we incurred non-cash financing charges of $1,674,000 related to the warrants and beneficial conversion feature of the notes.

Interest Expense

Interest expense of $484,000 during the year ended December 31, 2006 was primarily due to the loan with KeyBank that was transferred to Bridge Bank incurred in connection with the BioCheck acquisition, the addition of new debt of $600,000 in March 2006 and the convertible debenture in October 2006 and non-cash financing expense of $166,000 related to the renewal of a note with Fagan Capital.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $1,208,000 at December 31, 2006 of which $792,000 was held by BioCheck. The cash held by us of $416,000 at December 31, 2006 is not sufficient to sustain our operations through the first half of 2007 without additional financings. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain BioCheck’s operating activities for the next 12 months. We cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our parent level operating expenses. During March 2006, we received $200,000 from Steven T. Guillen, our President and Chief Executive Officer in exchange for a promissory note and we entered into a Promissory Note, or Note, with Fagan Capital, Inc., pursuant to which Fagan Capital loaned us $400,000. Both of these notes were repaid from the proceeds of our $1,350,000 convertible debenture offering in October 2006. In addition, in connection with the license agreement between Alteon and us, Alteon agreed to make an equity investment in our common stock, at a per-share price equal to 125% of the ten-day average trading price following the effective date of the agreement and no less than $0.24 per share, resulting in net proceeds to us of $500,000.

The current rate of cash usage at our parent level raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, we obtained debt financing in which we received proceeds of $1,350,000 in October 2006 and we are seeking additional equity financing to obtain sufficient funds to sustain operations . From this debt financing, $635,000 was used to repay existing debt, accrued interest and related legal fees. We plan to increase revenues by introducing new products. However, we cannot provide assurance that we will successfully obtain equity or other financing, if any, sufficient to finance our goals or that we will increase product related revenues. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

During 2005 we spent $3.2 million on the acquisition of 51% of BioCheck’s common stock and $3.1 million on a restricted certificate of deposit at KeyBank, which was used as collateral under the loan agreement with KeyBank. Capital expenditures were $64,000 and $33,000 in 2006 and 2005 respectively. We had no commitments for capital expenditure at December 31, 2006. We anticipate that in 2007 the BioCheck manufacturing facility in Foster City, California will require expenditures to support our business objective. We spent $44,000 and $172,000 to file patents in 2006 and 2005, respectively.

Net cash provided by financing activities

On June 1, 2004, we received $1,200,000 in exchange for a note and entered into a loan agreement with our majority stockholder at the time, Axonyx, Inc. We repaid the note on January 6, 2005. In a $6,500,000 private placement of our common stock on December 30, 2004, we received net proceeds of $5,818,000 in exchange for 12,264,158 shares of common stock which were issuable at December 31, 2004.

On December 2, 2005, we entered into non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank. Steven T. Guillen, our -president and chief executive officer at that time, purchased 600,000 shares of common stock for $240,000, pursuant to the terms of an employment agreement on February 28, 2005. This loan has since been repaid.

On October 25, 2006, we completed a private placement of debentures and warrants under a securities purchase agreement with four accredited investors. In this financing we issued secured convertible debentures in an aggregate principal amount of $1,694,250 (referred to in this prospectus as the “debentures”), and Series A, B, C, D, and E common stock warrants (referred to in this prospectus as the “warrants”). We also provided the investors registration rights under a registration rights agreement, and a security interest in our assets under a security agreement to secure performance of our duties and obligations under the debentures. Under the warrants, the investors have the right to purchase an aggregate of approximately 14.5 million shares of our common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, and these exercise prices are adjustable according to a full ratchet anti-dilution provision, i.e., the exercise price may be adjusted downward in the event that we conduct a financing at a price per share below $0.35 or $0.385 per share, respectively. The Series D and E warrants are only exercisable pro rata subsequent to the exercise of the Series C warrants. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this prospectus as the “conversion price”). Beginning on the first of the month following the earlier of the effective date of the registration statement to be filed pursuant to the registration rights agreement and February 1, 2007, we will amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount.

On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Steven T. Guillen, our president and chief executive officer at that time. The related party note bears interest at 7.0%. Interest and principal were due on September 10, 2006. Mr. Guillen’s employment was terminated on September 15, 2006. We were in default on this note at December 31, 2006. Subsequent to December 31, 2006, Mr. Guillen sued the Company for payment of interest and principal due under the note. On November 2, 2006, we repaid the principal and accrued interest due on the promissory note with Mr. Guillen in the amount of $209,000.

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

Commitments and Contingencies

Our partial subsidiary, BioCheck, leases facilities under operating leases in Foster City, California that expire in December 2008. During 2004, BioCheck entered into a sublease of an unused Foster City, California facility to the end of the lease term in 2008 that reduced our operating lease commitments. Net minimum lease payments to which we are committed under these leases at December 31, 2005 are $227,000 in 2006, $201,000 in 2007 and $208,000 in 2008. In addition, we entered into an operating lease for 4,136 square feet of space adjacent to space occupied by our BioCheck subsidiary in Foster City, California starting on April 1, 2006 and ending on March 31, 2009. The annual base rent under the lease agreement begins at $62,000 per year and increases incrementally to $66,000 by the end of the lease term.

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

As described above, on October 25, 2006 we completed a convertible debenture and warrant financing under a securities purchase agreement with accredited investors. In this financing, we issued secured convertible debentures in an aggregate principal amount of $1,694,250. We also provided the investors registration rights under a registration rights agreement, and a security interest in our assets under a security agreement to secure to secure the performance of our duties and obligations under the debentures. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this prospectus as the “conversion price”). Beginning on the first of the month following the earlier of the effective date of the registration statement to be filed pursuant to the registration rights agreement and February 1, 2007, we will amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount.
The performance of our duties and obligations under the debentures are secured by substantially all of our assets under a security agreement. As additional security to the debenture holders, we have also pledged the shares we hold in our subsidiaries, including 51% of BioCheck, Inc., and all of the shares of capital stock of our wholly-owned subsidiaries, OXIS Therapeutics, Inc. and OXIS Isle of Man Limited. In addition, OXIS Therapeutics, Inc. and OXIS Isle of Man Limited, have each entered into a subsidiary guarantee under which these subsidiaries have guaranteed the performance, at the parent level, of our obligations under the debentures.

Critical Accounting Policies

Our accounting policies are explained in Note 1 to the audited consolidated financial statements for the year ended December 31, 2006 included in this Form 10KSB. We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Basis of Consolidation

The consolidated financial statements contained in this prospectus include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. On December 6, 2005, we purchased 51% of the common stock of BioCheck. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” The consolidated statements of operations include the results of operations of BioCheck from December 6, 2005, the date of acquisition, and the consolidated balance sheets include the assets and liabilities of BioCheck at December 31, 2006.

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
We recognize license fee revenue for licenses to our intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license and collectibility is reasonably assured or over the period of the obligation, as applicable, and the amount of the variable fee is recognized as revenue when it is fixed and determinable. We recognize royalty revenue based on reported sales by third party licensees of products containing our materials, software and intellectual property. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

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

Long-Lived Assets

Our long-lived assets include property, plant and equipment, capitalized costs of filing patent applications and goodwill and other assets. See Notes 1, 4, 5 and 6 to the audited consolidated financial statements for the year ended December 31, 2005 included in this prospectus for more detail regarding our long-lived assets. We evaluate our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

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

Certain Expenses and Liabilities

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

Share-Based Compensation

In December 2004, the FASB issued SFAS 123R, which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB Opinion No. 25. SFAS 123R establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management implemented SFAS 123R effective January 1, 2006. Methodologies used for calculations such as the Black-Scholes option-pricing models and variables such as volatility and expected life are based upon management’s judgment. Such methodologies and variables are reviewed and updated periodically for appropriateness and affect the amount of recorded charges.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Changes or Disagreements with Accountants

There were no changes in, or disagreements with, our independent registered public accounting firm during 2005 or 2006.

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

We had cash and cash equivalents of $416,000 at our parent level at December 31, 2006. We cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our operating expenses at the parent level, since currently BioCheck is not our wholly-owned subsidiary. We obtained debt financing in the amount of $1,350,000 on October 25, 2006 and are seeking additional equity financing to obtain sufficient funds to sustain operations, including our development and commercialization programs and purchase the remaining 49% share of BioCheck that we currently do not own. We have incurred significant obligations in relation to the termination of our former president and chief executive officer. We repaid debt including accrued interest and expenses in the amount of $426,000 to Fagan Capital and $209,000 to our former chief executive officer. If we are unable to raise additional capital in 2007, we may have to curtail or cease operations.   If we raise short term capital by incurring additional debt, we will have to obtain equity financing sufficient to repay such debt and accrued interest. Further, incurring additional debt may make it more difficult for us to successfully consummate future equity financings.

Restrictive provisions of the Securities Purchase Agreement signed with purchasers of debentures and warrants in our recent convertible debt and warrant financing may prohibit us from consummating an equity financing transaction.

Pursuant to the Securities Purchase Agreement entered into with four accredited purchasers on October 25, 2006, we are prohibited from issuing shares of common stock or securities convertible into common stock except pursuant to options issued under its stock option plan and other limited exceptions, until ninety days after the effective date of the registration statement that we are required to file in relation to the securities issued in our October 25, 2006 financing, unless the volume weighted average quoted price of our common stock for each of the twenty days immediately prior to any such issuance of equity securities is higher than $0.40 per share, subject to adjustment for stock splits. Given the recent price range of our common stock between $0.20 and $0.35, unless the price of our common stock increases significantly within the next six to seven months, we will be unable to raise additional funds through an equity financing. Under the Securities Purchase Agreement in our October 25, 2006 financing, the purchasers of the debentures have the right to participate in up to 100% of any future equity financing involving issuance of common stock or securities convertible into or exercisable for common stock that we undertake within one year after the effective date of the registration statement which we are required to file in relation to the securities issued in our October 25, 2006 financing. This provision may make potential investors reluctant to enter into term sheets with us for future equity transactions.

Repayment of recently issued debentures in shares and the exercise of recently issued warrants would cause substantial dilution to our stockholders and would likely to depress our stock price, making it more difficult for us to consummate future equity financings.

In our October 25, 2006 debenture financing with four accredited purchasers, we issued secured convertible debentures in an aggregate principal amount of $1,694,250. We also issued Series A, B, C, D, and E warrants to the purchasers of the debentures, which provide them the right to purchase of an aggregate of approximately 14.5 million shares of our common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, subject to adjustment as provided in the warrants, including a full ratchet anti-dilution provision which will lower the exercise price in the event that we conduct a financing at a price per share below $0.35 or $0.385 per share, respectively. The Series D and E warrants are only exercisable on a pro rata basis, if the Series C warrants are exercised. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this report as the “conversion price”). Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount.

Due to the floating conversion price of the debentures that applies when we choose to repay the debentures in shares, we would need to issue approximately ten million shares to the holders of the debentures, assuming that stock prices remain in their recent price range. The number of shares that we may have to issue to the debenture holders could increase significantly if our stock price declines from the current price range. In addition, we would have to issue approximately five million shares if the debenture holders exercise their Series A and B warrants, an additional approximately five million shares would be issued upon exercise of their Series C warrants and finally, an additional approximately five million shares would be issued upon exercise of their Series D and E warrants pro rata subsequent to the exercise of the Series C warrants. The future potential dilution due to exercise of the above warrants could be increased if the full ratchet anti-dilution provision applicable to the exercise price of the warrants is triggered. This future potential dilution would likely depress our stock price, making it difficult for us to consummate a future equity financing.

As of March 31, 2007 we were in technical default under the October 2006 debentures, because of non-payment of the Monthly Redemption Amounts which became due beginning on February 1, 2007. We are currently in negotiations with the debenture holders regarding the form of payment of these Monthly Redemption Amounts, which may be in the form of shares of our common stock or cash.

Restrictions on our ability to repay the debentures in shares rather than in cash may deplete our cash resources and will require future financings to avoid default.

Under the terms of the debentures we issued in October 2006, our right to make monthly redemption payments is conditioned upon several factors. Beginning on February 1, 2007, we are obligated to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date either in cash or in shares. The monthly redemptions, if made in cash to all debenture holders would equal approximately $85,000 per month. We may not make the monthly redemption in shares if, among other conditions, the issuance of the shares to the debenture holders would cause any debenture holder to beneficially own in excess of either 9.99% or 4.99% of our total outstanding shares at that time (depending on the particular debenture holder, either the 9.99% or the 4.99% threshold applies). One of the debenture holders currently beneficially owns approximately 9% of our total outstanding shares. In addition, we may not make monthly redemption payments to any debenture holder in shares rather than cash if the daily trading volume for our common stock does not exceed 50,000 shares per trading day for a period of twenty trading days prior to any applicable date in question beginning after April 25, 2007. If we must make all or a substantial amount of its monthly redemption payments to the debenture holders in cash rather than shares, its cash reserves will be depleted and it will have to raise substantial additional capital to avoid default of the debentures.

As we have failed to make payments due to BioCheck under our Mutual Services Agreement, BioCheck could exercise its rights under the default provisions of that agreement to terminate the agreement and cease production of many of our research test kit assays.

As mentioned above, on June 23, 2006, we entered into a mutual services agreement with our majority owned subsidiary, BioCheck. Pursuant to the agreement, we agreed to pay BioCheck approximately $128,000 that we owed to BioCheck for services that BioCheck had provided to us during the twelve months ended September 30, 2006. As mutually agreed with BioCheck, we did not make this payment to BioCheck, and instead we agreed to use these funds to repurchase BioCheck shares from its current shareholders. If, however, we receive written notice of breach of the mutual services agreement due to non-payment of any other obligations, it will have 15 days to cure that breach. If we fail to cure the breach during the cure period, BioCheck would have the right to terminate the agreement. We currently manufacture the bulk of our research assay test kits together with BioCheck, which assists in packaging and shipping such research assay test kits to our customers, and undertaking research and development of certain new OXIS research assay test kits. If BioCheck ceases to perform these services, we will have to turn to third party suppliers for the manufacturing of its research assay test kits, where that is possible, and will likely have to cease research and development of new OXIS research assay test kits. There can be no assurance that possible third party suppliers of research assay test kits will be willing or able to manufacture our research assay test kits at competitive prices or at all, or that we would be able to pay for such services. Disruption or cessation of manufacturing due to the termination of the mutual services agreement would have immediate and deleterious effects on our future revenues.

Raising additional capital may be necessary in order to complete our acquisition of the outstanding shares of BioCheck that we do not own, which constitutes 49% of BioCheck’s issued and outstanding shares.

On September 19, 2005 we entered into a stock purchase agreement with BioCheck and the stockholders of BioCheck pursuant to which we undertook to purchase up to all of the outstanding shares of common stock of BioCheck for an aggregate purchase price of $6.0 million in cash. On December 6, 2005, pursuant to the terms of the stock purchase agreement with BioCheck, at the initial closing, we purchased an aggregate of fifty-one percent (51%) of the outstanding shares of common stock of BioCheck from each of the stockholders of BioCheck on a pro rata basis, for an aggregate of $3,060,000 in cash. Pursuant to the stock purchase agreement, we will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price for any BioCheck shares purchased after the initial closing will be increased by an additional 8% per annum from the date of the initial closing through the date of such purchase. Under the terms of our purchase agreements with BioCheck and its stockholders, BioCheck’s earnings (specifically, its earnings before interest, taxes, depreciation and amortization expenses, or EBITDA), if any, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings. There can be no assurance that BioCheck will generate any earnings in the next several years which would be sufficient to purchase additional shares of BioCheck pursuant to the stock purchase agreement. Even if BioCheck generates earnings, there can be no assurance that such earnings would be sufficient to complete our acquisition of the remaining 49% of BioCheck’s outstanding shares.

To avoid an increase in the purchase price of the remaining shares of BioCheck at the rate of 8% per annum, we would need to consummate a financing transaction to complete the acquisition of the remaining 49% of the outstanding shares of BioCheck. The successful completion of our acquisition of BioCheck in this manner is dependent upon obtaining financing on acceptable terms. No assurances can be given that we will be able to complete such a financing sufficient to undertake our acquisition of the outstanding shares of BioCheck on terms favorable to us, or at all. Any financing that we do undertake to finance the acquisition of BioCheck would likely involve dilution of our common stock if it is an equity financing, or will involve the assumption of significant debt by us.

We will need additional financing in order to complete our development and commercialization programs.

As of December 31, 2006, we had an accumulated deficit of approximately $69,100,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The lack of availability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we consider to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

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

If we complete the acquisition of BioCheck as planned, and we do not successfully integrate the operations of the two companies, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. The acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or expenses related to goodwill and other intangible assets, any of which, or all taken together, could materially adversely affect our business, operating results and financial condition.

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

In addition, in general, acquisitions such as these involve numerous risks, including:

•	difficulties in assimilating the operations, technologies, products and personnel of an acquired company;
•	risks of entering markets in which we have either no or limited prior experience;
•	diversion of management’s attention from other business concerns; and
•	potential loss of key employees of an acquired company.

The time, capital management and other resources spent on the acquisition, if it fails to meet our expectations, could cause our business and financial condition to be materially and adversely affected.

We may experience disruption or may fail to achieve any benefits in connection with the recent changes in executive management and in board membership.

During the second quarter of 2004, our former Chief Executive Officer retired, and during the third quarter of 2004 our Chief Operating and Financial Officer resigned from his position at our company. As a result, others who had limited experience within our senior management were appointed to serve as acting Chief Executive Officer, acting Chief Operating Officer and acting Chief Financial Officer. On February 28, 2005, the Board appointed Mr. Steven T. Guillen as our President and Chief Executive Officer, and as a member of our board. On January 6, 2006, we hired Michael D. Centron as our Vice President and Chief Financial Officer. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated, and Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer. On November 15, 2006 Michael Centron, our Vice President and Chief Financial Officer resigned. In addition, during 2004 and early 2005, following the acquisition of a then-majority interest in our company by Axonyx, eight directors resigned from our board resulting in a four-person board. During 2005 we added independent director John E. Repine, M.D., and Gary M. Post joined our board of directors on March 15, 2006, resulting in a six-person board. Timothy C. Rodell, M.D., declined to stand for re-election at the Annual Meeting of Stockholders held on August 1, 2006. On January 11, 2007, Matthew Spolar was appointed to our board of directors. All six directors currently serving on the board commenced their service on the board during the period of 2004 through the date hereof.

One impact of such changes has been to delay our sales promotions in the research assay market and in the development of Ergothioneine market opportunities. Further, we narrowed our strategic focus to concentrate resources, including discontinuing our Animal Health Profiling program. In addition, the decreased sales at our parent company level during 2006 are attributable to lower sales volume that was caused, in part, by the disruption arising from relocating our operations from Portland, Oregon to Foster City, California, the consolidation of our product offerings, and the lowering of sale prices for some of our products for competitive reasons. There can be no assurances that these changes will not cause further disruptions in, or otherwise adversely affect, our business and results of operations.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. We deferred the hiring of senior management personnel in order to allow our newly-engaged full time Chief Executive Officer to select such key personnel. We cannot predict whether we will be successful in finding suitable new candidates for our key management positions. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated, and Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer. On November 15, 2006, Michael Centron resigned as our Vice President and Chief Financial Officer. Dr. Hausman has assumed the role of chief financial and accounting officer on an interim basis. While we have entered into an employment agreement with Dr. Hausman, he is free to terminate his employment “at will.” Further, we cannot predict whether Dr. Hausman will be successful in his role as our President and Chief Executive Officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new Chief Executive Officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. As we currently do not have a Chief Financial Officer, it is crucial that we find a qualified individual to fill that role and to oversee and certify the periodic reports we must file with the Securities and Exchange Commission. As we currently have limited cash resources, if any of our key personnel leaves, replacing them will be difficult. We do not have any key employee life insurance policies with respect to any of our executive officers.

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

Our future profitability is uncertain.

We cannot predict our ability to increase our revenues or achieve profitability. We may be required to increase our research and development expenses in order to develop potential new products. As evidenced by the substantial net losses during and 2006 and 2005, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitable operations.

Our ability to successfully develop and commercialize our nutraceutical or clinical diagnostic product candidates, and make them available for sale, is uncertain.

All of our nutraceutical and clinical diagnostic candidates are at an early stage of development and all of such nutraceutical and clinical diagnostic candidates will require expensive and lengthy testing and regulatory clearances. None of our nutracutical or clinical diagnostic candidates have been approved by regulatory authorities. We may not be able to make many of our product candidates commercially available for several years, if at all. There are many reasons we may fail in our efforts to develop our nutraceutical and clinical diagnostic candidates, including:

•	our nutraceutical and clinical diagnostic candidates may be ineffective, toxic or may not receive regulatory clearances,
•	our nutraceutical and clinical diagnostic candidates may be too expensive to manufacture or market or may not achieve broad market acceptance,
•	third parties may hold proprietary rights that may preclude us from developing or marketing our nutraceutical and clinical diagnostic candidates, or
•	third parties may market equivalent or superior products.

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

The diagnostic, pharmaceutical and nutraceutical industries are highly competitive. The main commercial competition at present in our research assay business is represented by, but not limited to, the following companies: Cayman Chemical Company, Assay Designs and Randox Laboratories Ltd. In addition, our competitors and potential competitors include large pharmaceutical/nutraceutical companies, universities and research institutions. Compared to us, these competitors may have substantially greater capital resources, research and development staffs, facilities, as well as greater expertise manufacturing and making products. In addition, these companies, as well as others, may have or may develop new technologies or use existing technologies that are, or may in the future be, the basis for competitive products. There can be no assurance that we can compete successfully.
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

TorreyPines Therapeutics, Inc. holds significant stockholder voting power, and may be in a position to influence matters affecting us.

TorreyPines Therapeutics, Inc. or TorreyPines, which merged with Axonyx Inc. in October 2006, currently owns approximately 32% of our issued and outstanding stock. In addition, Dr. Marvin Hausman is a member of the board of directors of TorreyPines and is our President and Chief Executive Officer and the chairman of our board of directors. Given these circumstances, TorreyPines may influence our business direction and policies, and, thus, may have the ability to control certain material decisions affecting us. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested stockholder can receive benefits from our assets. These provisions could complicate or prohibit certain transactions (including a financing transaction between us and TorreyPines), or limit the price that other investors might be willing to pay in the future for shares of our common stock.

If we are unable to develop and maintain alliances with collaborative partners, we may have difficulty developing and selling our products and services.

Our ability to realize significant revenues from new products and technologies is dependent upon, among other things, our success in developing business alliances and licensing arrangements with nutraceutical, biopharmaceutical and/or health related companies to develop and market these products. To date, we have had limited success in establishing foundations for such business alliances and licensing arrangements and there can be no assurance that our efforts will result in the development of mature relationships or that any such relationships will be successful. Further, relying on these or other alliances is risky to our future success because:

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

Each of these factors has impacted, and may in the future impact, the demand for and availability of our products and our quarterly operating results. For example, due to the unavailability of beef liver as a source for bSOD we were unable to sell any bSOD during 2006, 2005 and 2004, as compared to sales of $562,000 in 2003. We do not anticipate this source becoming available again within the foreseeable future and do not anticipate any revenues from sales of this product in the foreseeable future. In addition, a decrease in the demand for our Ergothioneine product resulted in a reduction of sales of Ergothioneine to $1,000 in 2006, $18,000 in 2005 and $87,000 in 2004, compared to $333,000 in 2003. We cannot predict with any certainty our future sales of Ergothioneine.

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

Maintaining a strong patent position is important to us in order to establish and maintain a competitive advantage. We currently have 81 patents either granted or applied for in 16 countries with expiration dates ranging from 2009 to 2025. Litigation on patent-related matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights we have or may obtain will be valuable. Others may have filed, or may in the future file, patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Further, we may choose to abandon certain issued United States and international patents that we consider to be of lesser importance to our strategic direction, in an effort to preserve our financial resources. Abandonment of patents could substantially affect the scope of our patent protection. In addition, we may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or if we initiate such suits.

In addition to patent protection, we also rely upon trade secret protection for our confidential and proprietary information. There can be no assurance, however, that such measures will provide adequate protection for our trade secrets or other proprietary information. In addition, there can be no assurance that trade secrets and other proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and other proprietary information. If we cannot obtain, maintain or enforce our intellectual property rights, competitors may seize the opportunity to design and commercialize competing technologies.

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

Although we have an extensive operating history, resources are limited for the development and maintenance of our control environment. We have a very limited number of personnel and therefore segregation of duties can be somewhat limited as to their scope and effectiveness. We believe, however, that we are in reasonable compliance with the best practices given the environment in which we operate. Although existing controls in place are deemed appropriate for the prevention, detection and minimization of fraud, theft and errors, they may result in only limited assurances, at best, that the total objectives of the control system are met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can be detected and/or prevented and as such this is a risk area for investors to consider.

Risks Related to Our Common Stock

Our common stock is traded on the OTCBB, our stock price is highly volatile, and you may not be able to sell your shares of our common stock at a price greater than or equal to the price you paid for such shares.

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between bid and ask quotations. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during 2006, the volume of our common stock traded on any given day ranged from 0 to 2,786,900 shares. Moreover, during that period, our common stock traded as low as $0.18 per share and as high as $0.44 per share, a 144% difference. This may impact an investor’s decision to buy or sell our common stock. As of December 31, 2006 there were approximately 5,200 holders of our common stock. Factors affecting our stock price include:

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

Our common stock may be, or may become, subject to the regulations promulgated by the SEC for “penny stock.” SEC regulation relating to penny stock is presently evolving, and the OTCBB may react to such evolving regulation in a way that adversely affects the market liquidity of our common stock. Penny stock currently includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements may adversely affect the market liquidity of our common stock.

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

We are required to pay fees and expenses incident to the registration with the SEC of the shares issued in the private placements of equity which closed on January 6, 2005 and October 25, 2006 and maintain adequate disclosure in connection with such registration, including updating prospectuses and under certain circumstances, filing amended registration statements. These expenses were approximately $302,000 in 2006, and we may incur significant additional expenses in the future related to maintaining effective registration statements for prior financings and any additional registrations related to future financings. We have also agreed to indemnify such selling security holders against losses, claims, damages and liabilities arising out of relating to any misstatements or omissions in our registration statement and related prospectuses, including liabilities under the Securities Act. In the event such a claim is made in the future, such losses, claims, damages and liabilities arising therefrom could be significant in relation to our revenues.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is successful.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. After our October 25, 2006 debenture and warrant financing, and assuming the full conversion of the debentures and full exercise of the Series A, B, C, D and E warrants for the maximum number of shares for which such warrants are exercisable, we would have approximately 64 million shares of common stock outstanding (assuming no other issuances of common stock). Upon full issuance of these shares of common stock upon conversion of the debentures and exercise of the warrants, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

A large number of common shares are issuable upon exercise of outstanding common share options and warrants and upon conversion of our outstanding debentures. The exercise or conversion of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in OXIS as well as the book value of your common shares. The sale of a large amount of common shares received upon exercise of these options and warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of December 31, 2006, there are outstanding warrants entitling the holders to purchase up to a maximum of 9,681,840 common shares at an exercise price of $0.35 per share. In addition, there are outstanding warrants entitling the holders to purchase up to a maximum of 4,840,740 common shares at an exercise price of $0.385 per share. There are also debentures outstanding which are convertible into a maximum of 4,840,740 common shares at a conversion price per common share of $0.35 per common share. Further, we have relied heavily on option and warrant grants as an alternative to cash as a means of compensating our officers, advisors and consultants. In 2006, we issued options and warrants to officers, director and consultants for the purchase of approximately 4.4 million shares of our common stock, with exercise prices ranging from $0.18 to $0.39 per share. The exercise price for all of the aforesaid options and warrants may be less than your cost to acquire our common shares. In the event of the exercise and/or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the options and warrants may sell underlying common shares in tandem with their exercise of those warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options and warrants.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

We are continuing to take measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares are thinly traded and, if you are a holder of debentures, you may be unable to sell at or near ask prices or at all if you need to convert your debentures into common stock and sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on the “Over-The-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you convert your debentures into our common stock many be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by its shareholders may disproportionately influence the price of those shares in either direction. The price for its shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Investors should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

The Audited Financial Statements for this Form 10-KSB appear on pages F-1 through F-34 following the signature page below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 The following table sets forth certain information with respect to each of our directors and executive officers as of March 23, 2007.

Name	Age	Principal Occupation	Served as Director Since
Marvin S. Hausman, M.D. (2)	65	President, Chief Executive Officer and Chairman of the Board	2004
Steven T. Guillen (4)	55	Director	2005
S. Colin Neill (1) (3)	60	Secretary, Director	2004
John E. Repine, M.D. (1)	62	Director	2005
Gary M. Post (1)	58	Director	2006
Matthew Spolar	33	Director	2007

(1)	Member of the Audit Committee.
(2)

Appointed President and Chief Executive Officer on September 15, 2006. Member of the Compensation Committee. In addition, on November 15, 2006, following the resignation of Michael Centron as our Vice President and Chief Financial Officer, Dr. Hausman has assumed the role of chief financial and accounting officer on an interim basis.

(3)	Member of the Nominating Committee.
(4)	Terminated as President and Chief Executive Officer on September 15, 2006. Resigned from the board of directors on April 12, 2007.

Marvin S. Hausman, M.D., President, Chief Executive Officer and Chairman of the Board. Dr. Hausman was appointed to the board of directors on August 20, 2004. Previously, Dr. Hausman served on the board of directors from March 2002 to November 2003. On December 10, 2004, the board of directors appointed Marvin S. Hausman, M.D. to serve as Chairman of the Board, Acting Chief Executive Officer and Acting Chief Financial Officer of OXIS. On February 28, 2005, Dr. Hausman ceased to be the Company’s Chief Executive Officer. On September 15, 2006, Dr. Hausman was appointed to serve as President and Chief Executive Officer by the board of directors. Dr. Hausman served as a director and as Chairman of the Board of Axonyx from 1997 until the merger of Axonyx into TorreyPines Therapeutics in October 2006, and had served as President and Chief Executive Officer of Axonyx from 1997 until September 2003 and March 2005, respectively. Dr. Hausman is currently a member of the board of directors of TorreyPines Therapeutics. Dr. Hausman served as our Acting Chief Financial Officer until January 6, 2006 when Michael D. Centron was appointed as our Chief Financial Officer. Dr. Hausman currently owns approximately 2.8% of the outstanding common stock of OXIS, and Torrey Pines Therapeutics currently owns approximately 33% of the outstanding common stock of OXIS. Dr. Hausman was a co-founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products which was subsequently acquired by King Pharmaceuticals. He has thirty years’ experience in drug development and clinical care. Dr. Hausman received his medical degree from New York University School of Medicine in 1967 and has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at U.C.L.A. Medical Center in Los Angeles. He also worked as a Research Associate at the National Institutes of Health, Bethesda, Maryland. He has been a Lecturer, Clinical Instructor and Attending Surgeon at the U.C.L.A. Medical Center Division of Urology and Cedars-Sinai Medical Center, Los Angeles. He has been a Consultant on Clinical/Pharmaceutical Research to various pharmaceutical companies, including Bristol-Meyers International, Mead-Johnson Pharmaceutical Company, Medco Research, Inc., and E.R. Squibb.

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

Steven T. Guillen, Director. On February 28, 2005, Steven T. Guillen was appointed the Company’s President, Chief Executive Officer and a member of our board of directors. Mr. Guillen’s employment was terminated by the board of directors on September 15, 2006.  Mr. Guillen resigned from the board of directors on April 12, 2007.  Prior to joining the Company, from 2001 to 2004, Mr. Guillen served as Vice President, Sales and Marketing for Amarin Pharmaceuticals, Inc., a neuroscience company focused on the development and commercialization of drugs for the treatment of neurological disorders affecting the central nervous system. From 1996 to 2001, Mr. Guillen served as the Vice President, Sales and Marketing for Athena Diagnostics, a company involved with the development and commercialization of diagnostic testing for neurological diseases. From 1991 until joining Amarin Pharmaceuticals, Inc., Mr. Guillen held several senior level sales and marketing positions with Elan Pharmaceuticals, an affiliate of Elan Corporation, PLC, including from 1996 to 2001 as Vice President of Sales and Marketing for Athena Diagnostics (Division of Elan), a reference laboratory dedicated to the development and commercialization of diagnostic testing for neurological disorders. Prior to joining Elan Pharmaceuticals, Mr. Guillen spent 17 years at Merck & Co., Inc., where he held a number of positions of increasing responsibility, including responsibility for the training and development of a 350 member sales management team. Mr. Guillen holds a B.S. in Zoology, with a minor in Chemistry, from the University of California, Davis, and MBA from the University of California, Riverside.

S. Colin Neill, Secretary and Director. Mr. Neill was appointed to the board of directors in April 2004. He has served as Secretary of OXIS since January 2005. Mr. Neill has been the Senior Vice President and Chief Financial Officer of Pharmos Corporation since October 2006. Mr. Neill joined Axonyx in September 2003 as Chief Financial Officer and Treasurer and served in that capacity until October 2006 when Axonyx was acquired by TorreyPines Therapeutics. From April 2001 to September 2003, Mr. Neill had been an independent consultant assisting small development stage companies raise capital. Previously, Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc., a publicly traded global contract research organization in the drug development business, from 1998 until its sale in April 2001. Prior to that, Mr. Neill served as Vice President and Chief Financial Officer of Continental Health Affiliates Inc. and its majority owned subsidiary Infu-Tech Inc. Mr. Neill’s experience has included that of Acting Vice President Finance and Chief Financial Officer of Pharmos Corporation, a biopharmaceutical company in the business of developing novel drug technologies. Earlier experience was gained as Vice President Finance and Chief Financial Officer of BTR Inc., a U.S. subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a British owned industrial gas company with substantial operations in the health care field. Mr. Neill served for four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a masters degree in Accounting and Finance from the London School of Economics. He is a Certified Public Accountant in New York State and a Chartered Accountant in Ireland.

Gary M. Post, Director. Mr. Post has served as a director of OXIS since March 15, 2006 and currently, though an advisory agreement, serves part-time as Acting Chief Operating Officer of the Company. Since 1999 Mr. Post has been the Managing Director and Investment Principal of Ambient Advisors, LLC. Ambient Advisors primarily invests its own and its partners’ capital in private and public companies with a particular interest in the health care and life sciences sector and certain other special situations. Ambient Advisors also actively advises these companies, sometimes taking interim management roles. In his capacity as Managing Director at Ambient Advisors, Mr. Post has acted as an interim Chief Executive Officer in two private early to mid stage companies that Ambient had invested in, Opticon Medical, Inc., a medical device company and OccMeds Billing Services, Inc., a worker’s compensation pharmacy payment processing company. Mr. Post also served as a President and CEO of VoIP, Inc., a leading provider of Voice over Internet Protocol (VoIP) communications solutions for service providers, resellers and consumers during 2006 and continues as a member of the VoIP, Inc. Board of Directors. Mr. Post holds a MBA from the U.C.L.A. Graduate School of Management and an A.B. in Economics from Stanford University.

John E. Repine, M.D., Director. Dr. Repine has served as a director of OXIS since October 2005. Since 1996, Dr. Repine has been the James J. Waring Professor of Medicine and Pediatrics at the University of Colorado Health Sciences Center. Since 1993, Dr. Repine has been the Chief Executive Officer and President of the Webb-Waring Institute for Cancer, Aging and Antioxidant Research.   Dr. Repine graduated from the School of Medicine and completed training in internal medicine and pulmonary medicine at the University of Minnesota.  Dr. Repine has received many national awards for his research including an Established Investigator Award from the American Heart Association, the Alton Ochsner Award Relating Smoking and Health and the Senior Scholar in Aging Award from the Ellison Medical Foundation. Dr. Repine was the Principal Investigator for 10 years for one of six National Specialized Centers of Research (SCOR) of the National Institutes of Health for the Study of Acute Lung Injury.  Dr. Repine is a recognized expert in the study of vascular disorders, inflammation, oxidants and antioxidants.  Dr. Repine has served in various capacities with a number of biotechnology companies.

Matthew Spolar, Director. Mr. Spolar has served as a director of OXIS since January 2007, and currently serves as Vice President, Product Technology for Atkins Nutritionals, Inc., a market-leading portable nutrition foods company. Since 1999, Mr. Spolar has spearheaded new product development, product optimization, scientific affairs, quality systems management, and technical production support for Atkins. Mr. Spolar helped to arrange an acquisition of Atkins by Parthenon Capital and Goldman Sachs in October, 2003 for more than $500 million, participated in improving the company's balance sheet through a pre-packaged bankruptcy where two-thirds of liabilities were exchanged for equity, and witnessed the company's emergence from bankruptcy just six months later. Prior to joining Atkins, Mr. Spolar served as an analyst with Datamonitor, Inc., a global management consultancy, where he specialized in providing information solutions for Fortune 500 consumer packaged goods companies. Mr. Spolar was awarded BS and MS degrees in Food Science from the Pennsylvania State University.

There are no family relationships between the officer and directors.

On March 8, 2007, we and Mr. Guillen entered into a Confidential Separation Agreement (dated February 12, 2007), under which we agreed to pay Mr. Guillen the sum of $250,000 in twelve equal monthly installments, subject to standard payroll deductions and withholdings. We also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. Mr. Guillen would have the right to exercise his options until September of 2009. We also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. In exchange for these payments and benefits, Mr. Guillen and OXIS agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with us. A copy of the separation agreement is included as Exhibit 10.43 to this annual report on Form 10-KSB.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No director, officer or beneficial owner of more than 10% of any class of our equity securities failed to file a Form 3 or Form 4 on a timely basis in 2006, except that a Form 4 was inadvertently filed late on May 23, 2006 with respect to an option grant to Gary Post.

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

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. We do, however, have an audit committee consisting of three members of our board of directors, including S. Colin Neill, John E. Repine, M.D., and Gary M. Post. The board of directors has determined that S. Colin Neill, the Chairman of our Audit Committee, qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. In addition, the board of directors has determined that each of the members of the audit committee is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each member of the audit committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations as an audit committee member.

ITEM 10. EXECUTIVE COMPENSATION

Our compensation and benefits program is designed to attract, retain and motivate employees to operate and manage the Company for the best interests of its constituents. Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for our goals and achievements. The compensation philosophy is based on a base salary, bonuses and a stock option program.

The following table sets forth compensation information for services rendered to us by certain executive officers (collectively, the Company’s “Named Executive Officers”) in all capacities, other than as directors, during each of the prior three fiscal years. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. Shares issued in lieu of compensation are listed in the year the salary was due.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option/ Warrant Awards (4)	Non-Equity Incentive Plan Compen-sation	All Other Compensation		Total
Steven T. Guillen (1)	2006	$190,000		$—	$—		$68,772	$—	$29,417	(2)	$288,189
Former President, Chief Executive	2005	$209,000		$—	$—		$111,510	$—	$7,000	(3)	$327,510
Officer and Former Director

Dr. Marvin S. Hausman (5)	2006	$52,083	(6)	$—	$164,977	(7)	$208,870	$—	$—		$425,930
Chairman of the Board,	2005	$—	(6)	$—	$—		$10,297	$—	$15,000	(8)	$25,297
Chief Executive Officer
Acting Chief
Financial Officer

Michael Centron (9)	2006	$133,466		$—	$—		$29,908	$—	$5,240	(10)	$168,614
Former Chief	2005	$—		$—	$—		$—	$—	$—		$—
Financial Officer

(1)	Mr. Guillen served as President, Chief Executive Officer and Director from February 28, 2005 to September 15, 2006. Mr. Guillen resigned from the board of directors on April 12, 2007.
(2)

Includes $4,250 car allowance, $2,000 for matching contribution under our 401(k) plan, $21,792 in penalties and interest paid by the Company in connection with back salary, and $1,375 paid by the Company into a medical spending account.

(3)	Includes $5,000 car allowance and $2,000 for matching contribution under our 401(k) plan.
(4)

Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time in service based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(5)

Dr. Hausman served as Acting Chief Executive Officer from December 8, 2004 to February 28, 2005 and as Acting Chief Financial Officer from December 8, 2004 until January 6, 2006. On September 15, 2006, Dr. Hausman was appointed as Chairman of the board of directors and our President and Chief Executive Officer.

(6)

Dr. Hausman did not receive a cash salary for his services as Chairman and Acting President, Chief Executive Officer and Chief Financial Officer in 2004 or 2005. See Director Compensation below for Dr. Hausman’s compensation as a director. In 2006, under the terms of Dr. Hausman’s employment agreement with us, Dr. Hausman may elect to receive his salary in the form of common stock at a price equal to 85% of the market price (the average closing price for the five trading days preceding the measurement date), or in the form of a ten year warrant to purchase 1.5 times the number of shares he would have received in the foregoing, at an exercise price equal to such market price.

(7)

Dr. Hausman was issued 330,769 shares of common stock on October 12, 2006, as payment for compensation and expenses owed by us to NW Medical Research Partners, Inc., of which Dr. Hausman is the sole member and manager. The amount owed was $67,477, and the shares were valued at approximately $0.204 per share, and are not subject to repurchase. Also includes dollar amount expensed by the company during 2006 for financial statement reporting purposes pursuant for FAS 123R in connection with a grant to Dr. Hausman of 500,000 restricted shares of common stock vesting over a 180 day period, for agreeing to serve as our Chief Executive Officer and President.

(8)	Dr. Hausman earned $15,000 pursuant to a consulting agreement with NW Medical Research Partners, Inc. Dr. Hausman is the sole member and manager of NW Medical Research Partners.
(9)	Mr. Centron served as our Chief Financial Officer from January 6, 2006 to November 15, 2006.
(10)	Includes $3,779 paid to Mr. Centron as a consultant following his departure as an employee, and $1,461 paid by the Company into a medical spending account.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

Options Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	( $ )		(#)	($)	(#)	($)
Steven T. Guillen	250,000	250,000	—	$0.40	02/28/15	—	—	—	$—
	50,000	50,000	—	$0.40	02/28/15
	275,000	225,000	—	$0.29	02/28/15

Dr. Marvin S. Hausman	30,000	—	—	$0.22	06/14/12	416,667	$95,833	—	$—
	5,000	—	—	$0.42	06/18/13
	11,695	—	—	$0.57	12/03/13
	50,000	—	—	$0.59	10/11/14
	5,000	—	—	$0.34	06/22/15
	108,000	—	—	$0.37	10/05/15
	—	500,000	—	$0.29	12/28/15
	5,000	—	—	$0.27	07/31/16
	—	495,000	—	$0.20	11/05/16
	501,667	1,003,333	—	$0.20	11/05/16

Michael Centron	150,000	37,500	—	$0.30	01/05/16
	100,000	75,000	—	$0.27	07/31/16

Aggregated Option Exercises During 2006 and Fiscal Year-End Option Table

The following table summarizes information regarding stock options exercised by the Named Executive Officers in 2006 and the value of unexercised “in-the-money” options they held at December 31, 2006.

	Shares of Common Stock Acquired		Number of Securities Underlying Unexercised Options at December 31, 2006			Value of Unexercised In-the-Monoey Options at December 31, 2006 (3)
Name	on Exercise	Value Realized	Exercisable	Unexercisable		Exercisable	Unexercisable
Steven T. Guillen	—	—	575,000	525,000	(1)	—	—
Marvin S. Hausman, M.D.	—	—	711,361	2,003,334	(2)	$2,508	7,492

(1)

Options for 150,000 shares of common stock became exercisable on February 28, 2006, with an additional 150,000 shares to become exercisable annually for two years after this date, so long as Mr. Guillen continues to serve in the capacity of either an employee, outside director or consultant. Options for 200,000 shares of common stock became exercisable upon grant of a non-qualified stock option on December 28, 2005. Options for an additional 75,000 shares of common stock became exercisable on December 28, 2006, and continue to become exercisable annually for three years after this date so long as Mr. Guillen continues to serve in the capacity of either an employee, outside director or consultant. Pursuant to a Settlement Agreement with Mr. Guillen dated February 12, 2007, we agreed to accelerate the vesting of Mr. Guillen’s options, which took effect in March 2007.

(2)

Options for 12,500 shares of common stock became exercisable on October 12, 2006. Options for 5,000 shares of common stock became exercisable on June 22, 2006. Options for 9,000 shares of common stock became exercisable on January 5, 2006 and monthly for 8 months after this date. Options for 300,000 shares of common stock become exercisable on February 27, 2007. Options for 100,000 shares of common stock become exercisable on December 28, 2007 and December 28, 2008. Options for 5,000 shares become exercisable on August 1, 2007. Options for 247,500 shares become exercisable in quarterly installments starting on February 6, 2007 for a one year period; options for an additional 247,500 shares become exercisable in eight quarterly installments over the following two years. A warrant for the purchase of an aggregate of 1,505,000 shares of common stock becomes exercisable in six consecutive monthly installments beginning on November 14, 2006.

(3)

In-the-money options represents unexercised options having a per share exercise price below $0.205, the closing price of our common stock at December 29, 2006. The value of unexercised in-the-money options equals the number of in-the-money options multiplied by the excess of $0.205 over the per-share exercise prices of the options. The value of unexercised in-the-money options at December 31, 2006, may never be realized by the option holders.

Director Compensation

We pay an annual fee of $4,000 to each non-employee director and an additional $1,000 to non-employee directors for serving as committee chair. During 2006, while we did not make payments under this policy, such expenses were accrued. We do not pay meeting fees but directors are reimbursed for their expenses incurred in attending meetings. Employee directors receive no other compensation as directors.

Under our 2003 Stock Incentive Plan, non-employee directors are automatically awarded options to purchase 30,000 shares of common stock upon becoming directors and automatically awarded options to purchase 5,000 shares of common stock annually after this date.

The following table represents stock options that were granted during 2006 to non-employee directors.
Director Compensation

Name	Fees Earned or Paid in Cash (1)	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation	Total

S. Colin Neill	$6,000	$—		$11,858		$—	$—	$17,858

John E. Repine, M.D	$5,000	$7,785	(2)	$21,874	(3)	$—	$—	$34,659

Gary Post	$5,000	$—		$101,138	(4)	$—	$—	$106,138

(1)	Accrued but not paid.
(2)

Includes 39,925 shares of common stock valued at $7,785 on the date of the grant, as compensation under a consulting agreement between us and Dr. Repine, for the period between October 15, 2006 and December 31, 2006.

(3)

In addition to automatic annual option grants made to all directors for their service on the board, includes the value of an option for the purchase of up to 9,787 shares of common stock at an exercise price of $0.24 per share, immediately exercisable, in lieu of cash payment under a consulting agreement between us and Mr. Repine.

(4)

In addition to automatic annual option grants made to all directors for their service on the board, includes the value of following options and warrants granted to Mr. Post under an advisory agreement between us and him: (i) a ten-year option for the purchase of up to 333,333 shares of common stock, with an exercise price of $0.20 per share, which vests and becomes exercisable in six equal installments over a 180 day period beginning November 14, 2006, (ii) a ten-year warrant for the purchase of 173,608 shares of common stock, with an exercise price of $0.20 per share, fully vested and immediately exercisable, (iii) a ten-year warrant for the purchase of 550,000 shares of common stock, with an exercise price of $0.20 per share, which vests and becomes exercisable with respect to 225,000 shares in four quarterly installments from January 15, 2007 to January 15, 2008, and which vests and becomes exercisable with respect to an additional 225,000 shares in eight equal installments from January 15, 2008 to January 15, 2010, and (iv) a ten-year option for the purchase of 156,250 shares with an exercise price of $0.24 per share, fully vested and immediately exercisable.

Employment Agreements

On November 6, 2006, we entered into an employment agreement with Dr. Hausman that commenced retroactively at October 15, 2006, referred to as the commencement date. Under the terms of our agreement:

•	Dr. Hausman will serve as our President and Chief Executive Officer for a three year term from the commencement date of his employment, and after this period, on a year-to-year basis;
•

Dr. Hausman will receive annual compensation in the amount of $250,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance is authorized by the board of directors, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received;

•	For the initial quarterly payment, Dr. Hausman was issued 347,222 restricted shares of common stock;
•

During the three year term of the agreement, Dr. Hausman will receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the board of directors and its compensation committee;

•

During the remainder of calendar year 2006, Dr. Hausman’s bonus will be pro rated on an annual bonus rate in the range of 25% to 50% of his base salary, and the bonus for subsequent years of the term of the agreement will be in a similar target range;

•

The bonuses payable will be paid in cash, although at Dr. Hausman’s sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Hausman of the bonus for a particular year;

•

Once we have raised at least $2.5 million in one or more financings (equity, debt or convertible debt, in addition to the financing closed on October 25, 2006) or in a strategic transaction, Dr. Hausman may elect, at any time, in lieu of receiving a quarterly issuance of stock (or warrants in lieu thereof), to receive his base salary in cash, payable monthly on our regular pay cycle for professional employees;

•

As part of his compensation, we granted Dr. Hausman a ten year a non-qualified option to purchase 495,000 shares of our common stock at an exercise price of $0.20 per share, vesting as follows: (i) 247,500 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 247,500 option shares vesting in eight quarterly installments over two years;

•

Additionally, we granted Dr. Hausman, as a sign on bonus, 500,000 restricted shares of common stock and a ten year common stock purchase warrant to purchase 1,505,000 shares at an exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date;

•

We are providing Dr. Hausman with an annual office expense allowance of $50,000, for the costs of maintaining an office in the Stevenson, Washington area, payable quarterly in advance in the form of common stock, at a price equal to 85% of the market price;

•	For the first installment, representing $12,500 of the above office expense allowance, Dr. Hausman was issued 69,444 restricted shares of common stock;
•

Once we have completed a qualifying financing, the above office expense allowance will be paid in cash in advance, commencing for the quarter next following the quarter in which the Qualifying Financing occurred.

•	Additionally, Dr. Hausman will receive family health and dental insurance benefits and short-term and long-term disability policies;

•

Upon termination for cause, all compensation due to Dr. Hausman under the agreement will cease, other than a right to participate in continued group health insurance for a certain period of time (this applies to all terminations, except if Dr, Hausman terminates without good reason) and any unexercised portions of his stock options shall expire upon such termination;

•

In the event that we terminate Dr. Hausman’s employment within one year of a change of control, Dr. Hausman shall receive an amount equal to twelve months of his base salary for the then current term of the agreement (which is in addition to the base salary paid to Dr. Hausman after our delivery of notice of termination and the actual date of termination) plus an amount equal to his bonus in the prior year (and if occurring before the determination of the 2007 bonus, an amount equal to 50% of the then current base salary), and the full vesting of Dr. Hausman’s stock options, and extended exercisability of the options until their respective expiration dates.

•

In the event that we terminate our relationship with Dr. Hausman, including a non-renewal of the agreement by us, but other than upon a change of control, death, disability or cause, Dr. Hausman shall receive the following: (i) if employment was terminated during the calendar year 2006, an amount equal to six months of the then current base salary; if employment was terminated commencing in the calendar year 2007 or if we elect not to renew the agreement, an amount equal to twelve months of base salary for the then current term of the agreement plus an amount equal to the prior year’s bonus (and if occurring before the bonus for 2007 has been determined, an amount equal to 50% of the then current base salary); (ii) if employment was terminated during the calendar year 2006, 50% of the previously unvested portion of the Initial Option Grant shall vest and such vested options shall be exercisable until their respective expiration dates; if employment was terminated commencing in the calendar year 2007 and thereafter or if we elect not to renew the agreement following the initial three year term or any additional term, all stock options granted to Dr. Hausman (including without limitation the Initial Option Grant) shall immediately vest and shall remain exercisable until their respective expiration dates.

•

In the event Dr. Hausman terminates his relationship with us for good reason within one (1) year of the occurrence of the event which established good reason, or for good reason within one year of a change of control, Dr. Hausman shall receive the following: (i) if the termination occurred during the calendar year 2006 for good reason, an amount equal to six months of base salary; if the termination occurred during the calendar year 2006 due to a change of control, an amount equal to twelve months of base salary; if termination for good reason occurred during the calendar year 2007 or thereafter, an amount equal to twelve months of the then current base salary plus an amount equal to the prior year’s bonus (and if occurring before the bonus for 2007 has been determined, an amount equal to 50% of the then current base salary); (ii) if termination occurred during the calendar year 2006, 50% of the previously unvested portion of the Initial Option Grant shall vest and such vested options shall be exercisable until their respective expiration dates, except that if termination is by Dr. Hausman for good reason subsequent to a change of control, then 100% of any option grants to Dr. Hausman (including, without limitation, the Initial Option Grant) shall vest and shall remain exercisable until its respective expiration dates; if employment was terminated commencing in the calendar year 2007 and thereafter, all stock options granted to Dr. Hausman (including, without limitation, the Initial Option Grant) shall immediately vest and shall remain exercisable until their respective expiration dates.

On January 6, 2006 we signed a Letter Agreement with Michael D. Centron under which he would serve as our Vice President and chief financial officer. On the same day our board of directors ratified the Letter Agreement and granted stock options to Mr. Centron pursuant to the terms of the Letter Agreement. Mr. Centron resigned as an officer and employee effective November 15, 2006.

On February 28, 2005, we entered into a Letter Agreement, effective as of February 28, 2005, with Steven T. Guillen under which he was hired as our President and Chief Executive Officer. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated by the board of directors. On March 8, 2007, we entered into a Separation Agreement with Mr. Guillen under which, among other things, Mr. Guillen agreed to resign from the board of directors. For further information regarding related matters involving Mr. Guillen, see the section entitled “Legal Proceedings” on page 19 of this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known by us with respect to the beneficial ownership of our common stock as of December 31, 2006 by (i) each person who is known by us to own beneficially more than 5% of common stock, (ii) each of the Named Executive Officers (see the section above entitled “Executive Compensation”), (iii) each of our directors and (iv) all of our current officers and directors as a group. Except as otherwise listed below, the address of each person is c/o OXIS International, Inc., 323 Vintage Park Drive, Suite B, Foster City, California 94404.

The percentage of shares beneficially owned is based on 44,527,476 shares of common stock outstanding as of December 31, 2006. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of December 31, 2006 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Outstanding Common Stock
TorreyPines Therapeutics, Inc. (1) 11085 N. Torrey Pines Road La Jolla, CA 92037	16,386,647	36.80%
Bristol Investment Fund, Ltd. (2) Bristol Capital Advisors, LLC 10990 Wilshire Boulevard, Suite 1410 Los Angeles, CA 90024	13,472,994	25.57%
Alpha Capital Anstalt (3) c/o LH Financial 150 Central Park South, 2nd Floor New York, NY 10019	5,737,143	12.01%
Whalehaven Capital Fund Limited (4) 3rd Floor, 14 Par-La-Ville Rd. P. O. Box HM1027 Hamilton HMDX Bermuda	4,302,857	9.01%
Cranshire Capital, LP (5) 3100 Dundee Rd., Suite 703 Northbrook, IL 60062	4,717,791	9.99%
Marvin S. Hausman, M.D. (6)	17,410,717	38.22%
S. Colin Neill (7)	181,875	*
Steven T. Guillen (8)	1,175,000	2.61%
John E. Repine, M.D. (9)	233,387	0.52%
Gary M. Post (10)	688,275	1.52%
Executive officers and directors as a group — 5 persons (11)	19,689,254	41.73%

*	Less than one percent.

(1)

Based in part on a Schedule 13D/A filed with the SEC on March 5, 2004, filed on behalf of Axonyx Inc., which was acquired by TorreyPines Therapeutics in October 2006, and Dr. Hausman. Pursuant to the Schedule 13D/A Axonyx has sole voting power as to 13,982,567 and (with a correction to the number of shares reported in such Schedule 13D/A as being held by Dr. Hausman) shared voting power as to 16,386,647 shares. In addition, Axonyx has sole dispositive power as to 13,982,567 shares and (with a correction to the number of shares reported in such Schedule 13D/A as being held by Dr. Hausman) shared dispositive power as to 16,386,647 shares. Axonyx in the Schedule 13D/A disclaims beneficial ownership of Dr. Hausman’s shares.

(2)

The holdings of Bristol Investment Fund, Ltd. include 3,867,925 shares of common stock, 1,434,286 shares issuable upon the voluntary conversion by Bristol Investment Fund of a secured convertible debenture at the current conversion price of $0.35 per share, warrants to purchase 1,933,963 shares of common stock at a price of $0.66 per share, warrants to purchase 1,933,962 shares of common stock at a purchase price of $1.00 per share, warrants to purchase 2,151,429 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 717,143 shares of common stock at a purchase price of $0.385 per share. Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd. Mr. Kessler disclaims beneficial ownership of these securities.

(3)

The holdings of Alpha Capital Anstalt include 1,434,286 shares issuable upon the voluntary conversion by Alpha Capital Anstalt of a secured convertible debenture at the current conversion price of $0.35 per share, warrants to purchase 2,151,429 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 717,143 shares of common stock at a purchase price of $0.385 per share.

(4)

The holdings of Whalehaven Capital Fund Limited include 1,075,714 shares issuable upon the voluntary conversion by Whalehaven Capital Fund of a secured convertible debenture at the current conversion price of $0.35 per share, warrants to purchase 1,613,571 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 537,857 shares of common stock at a purchase price of $0.385 per share.

(5)

The holdings of Cranshire Capital, LP. include 896,429 shares issuable upon the voluntary conversion by Cranshire Capital of a secured convertible debenture at the current conversion price of $0.35 per share, warrants to purchase 283,019 shares of common stock at a price of $0.66 per share, warrants to purchase 283,019 shares of common stock at a purchase price of $1.00 per share, warrants to purchase 1,344,643 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 448,214 shares of common stock at a purchase price of $0.385 per share. Mitchell P. Kopin, the President of Downsview Capital, Inc., the General Partner of Cranshire Capital, L.P., has sole investment power and voting control over the securities held by Cranshire Capital, L.P.

(6)

The holdings of Marvin S. Hausman, M.D. include 2,404,080 shares of common stock, 271,570 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2006, 752,500 warrant shares exercisable currently or within 60 days of December 31, 2006, and 13,982,567 shares held by TorreyPine Therapeutics, which acquired Axonyx Inc. in October 2006. Dr. Hausman has sole dispositive power as to 2,404,080 shares and shared dispositive power as to 16,386,647 shares, including 13,982,567 shares held by TorreyPine Therapeutics. Dr. Hausman is a director of TorreyPine Therapeutics. Dr. Hausman in the Schedule 13D/A disclaims beneficial ownership of TorreyPine’s shares.

(7)

The holdings of S. Colin Neill include 135,000 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 1, 2006, and 46,875 warrant shares exercisable currently or within 60 days of December 31, 2006.

(8)	The holdings of Steven T. Guillen include 600,000 shares of common stock and 575,000 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2006.

(9)

The holdings of director John E. Repine include 50,000 shares of common stock and 183,387 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2006.

(10)

The holdings of director Gary M. Post include 337,917 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2006 and 350,358 warrant shares exercisable currently or within 60 days of December 31, 2006.

(11)

The holdings of the executive officers and directors as a group include an aggregate 17,036,647 shares of common stock, 1,502,874 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2006 and 1,149,733 warrant shares exercisable currently or within 60 days of December 31, 2006.

Series C Preferred Stock

The following table sets forth certain information, as of December 31, 2006, with respect to persons known by us to be the beneficial owner of more than five percent (5%) of the OXIS Series C Preferred Stock.

Name and address	Number of Shares of Series C Preferred Stock Beneficially Owned	Percent of class (1)
American Health Care Fund, L.P.	77,000	80%
2748 Adeline, Suite A
Berkeley, CA 94703 (1)

Megapolis BV	19,230	20%
Javastraaat 10
2585 The Hague, Netherlands (1)

(1)
As required by SEC rules, the number of shares in the table includes shares which can be purchased within 60 days, or, shares with respect to which a person may obtain voting power or investment power within 60 days. Also required by such regulations, each percentage reported in the table for these individuals is calculated as though shares which can be purchased within 60 days have been purchased by the respective person or group and are outstanding.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	2,578,019	$0.46	962,233
Equity compensation plans not approved by security holders (2)	3,029,370	$0.22	—
Total	5,607,389		962,233

(1)

As of December 31, 2006, we had options issued and outstanding to purchase 2,261,730 shares of common stock under our 2003 Stock Incentive Plan and 316,289 shares of common stock under the 1994 Stock Incentive Plan. Our 1994 Stock Incentive Plan terminated on April 30, 2004 and no additional grants may be made under that plan. As approved by stockholders, we may grant additional options to purchase up to 962,233 shares of common stock under our 2003 Stock Incentive Plan as of December 31, 2006. The number of shares reserved for issuance pursuant to options under the 2003 Stock Incentive Plan was increased by 300,000 shares on January 1, 2006 pursuant to an evergreen provision in the stock option plan. On August 1, 2006, at the OXIS 2006 Annual Meeting of Stockholders, a proposal to increase the number of shares reserved for issuance under the OXIS 2003 Stock Incentive Plan from 3,600,000 shares to 5,600,000 shares was approved by the stockholders.

(2)

As of December 31, 2006, we had options and warrants issued and outstanding for the purchase of an aggregate of 3,029,370 shares of our common stock to officers, directors, consultants and advisors outside of our 1994 Stock Incentive Plan and our 2003 Stock Incentive Plan, which were issued on a case by case basis at the discretion of the board of directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting and Employment Agreements with President, CEO and Chairman

On October 12, 2006, we mutually agreed with Marvin S. Hausman, M.D. to terminate the consulting agreement with NW Medical Research Partners, of which Dr. Hausman is the sole member and manager, effective October 15, 2006. Under the consulting agreement dated October 1, 2005, Dr. Hausman provided certain services pertaining to licensing of intellectual property, development of potential products, financing activities and other issues. In conjunction with the termination of the consulting agreement, the board of directors approved the issuance of 330,769 shares of restricted common stock to Dr. Hausman in lieu of cash payment of $67,000 in fees and expenses due under the consulting agreement to the date of termination.

On November 6, 2006, we entered into an employment agreement with Dr. Hausman that commenced retroactively at October 15, 2006, described in the section of this Report entitled “Employment Agreements” beginning on page 64 of this report, which is incorporated by reference.

Engagement Letter and Advisory Agreement with Director

On May 12, 2006, we entered into an engagement letter with Ambient Advisors LLC. Gary M. Post, a member of our board of directors, is the manager of Ambient Advisors. Ambient Advisors provided certain services pertaining to strategic planning, investor communications and financing strategies and other projects at the request of our chief executive officer for a one year period in return for monthly compensation of $5,000. We granted Ambient Advisors a ten year warrant to purchase 108,000 shares of our common stock at an exercise price of $0.39 per share, with 9,000 shares becoming exercisable each month over the term of the agreement. On October 12, 2006, we mutually agreed with Gary M. Post to terminate the engagement letter with Ambient Advisors LLC, effective October 15, 2006, replace it with a new consulting agreement and accelerate the vesting of the warrant to be fully vested effective October 15, 2006.

On November 6, 2006, we entered into an advisory agreement with Ambient Advisors that commenced retroactively at October 15, 2006. Ambient Advisors will provide certain services pertaining to operations, strategic planning, financial planning and budgeting, investor relations, corporate finance and such additional roles and responsibilities as requested for a three year period beginning from October 15, 2006, and after this date on a year-to-year basis. Ambient Advisors will receive annual compensation in the amount of $83,333, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance was first authorized by the board of directors in November 2006 or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Ambient Advisors received a ten year warrant to purchase 173,608 shares of common stock with an exercise price of $0.20 per share, vesting immediately. As part of the compensation, we granted Ambient Advisors a ten year common stock purchase warrant to purchase 550,000 shares of our common stock at an exercise price of $0.20 per share, vesting as follows: (i) 275,000 warrant shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 275,000 warrant shares vesting in eight quarterly installments over two years. Additionally, we granted Ambient Advisors, as a sign on bonus, a non-qualified option to purchase 333,333 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the commencement date of the agreement on October 15, 2006. During the three year term of the agreement, Ambient Advisors will receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by our board of directors or compensation committee. During the remainder of calendar year 2006, Ambient Advisors’ bonus will be pro rated on an annual bonus rate in the range of 25% to 50% of the advisory fee, and the bonus for subsequent years of the term of the agreement will be in a similar target range. The bonuses payable under our agreement with Ambient Advisors will be paid in cash, although at Ambient Advisors’ sole option, they may elect to receive compensation in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Ambient Advisors of the bonus for a particular year.

If we terminate our agreement with Ambient Advisors without cause after the six month anniversary of November 6, 2006, Ambient Advisors shall receive an amount equal to twelve months of the advisory fee in a lump sum payment and all outstanding stock options shall become fully vested and the warrants vested as of the date of termination and the stock options shall remain exercisable through their respective expiration dates. If we terminate our agreement with Ambient Advisors without cause prior the six month anniversary of November 6, 2006, Ambient Advisors will be paid any expenses due to it and all vested stock options and warrants shall remain exercisable through their respective expiration dates. If we terminate Ambient Advisors for cause, Ambient Advisors will not be entitled to any further payments of its advisory fee, and any unexercised stock options will expire. If Ambient Advisors resigns for whatever reason, or if Gary M. Post dies or becomes disabled, Ambient Advisors will not be entitled to any further payments of the advisory fee under our agreement, all unvested stock options and warrants will expire, and all vested stock options and warrants will remain exercisable until their respective expiration dates.

Consulting Agreement with Director

On November 6, 2006, we entered into a consulting agreement with John E. Repine, M.D. that commenced retroactively at October 15, 2006, or the Commencement Date. Dr. Repine is a member of our board of directors.

Under our consulting agreement with Dr. Repine, he advises us concerning matters of antioxidant and inflammation research and potential acquisitions (including products/compounds/intellectual property, companies), product research and development, and the development and establishment of reference labs for oxidative stress and inflammatory reactions. Our agreement has a three year term commencing on October 15, 2006, and is renewable on an annual basis following this initial term. Dr. Repine receives annual compensation in the amount of $36,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance was first authorized by the board of directors in November 2006, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Dr. Repine received 50,000 restricted shares of common stock. As part of the compensation under the consulting agreement, we granted Dr. Repine a ten year stock option to purchase 200,000 shares of our common stock at an exercise price of $0.20 per share, vesting as follows: (i) 100,000 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 100,000 option shares vesting in eight quarterly installments over two years. Additionally, we granted Dr. Repine, as a sign on bonus, a non-qualified option to purchase 200,000 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180 th day after the commencement date of October 15, 2006. During the term of the consulting agreement, Dr. Repine is eligible to receive annual and special bonuses based upon the attainment of agreed upon goals and milestones as determined by our Chief Executive Officer. Each bonus payable will be paid in cash, although at Dr. Repine’s sole option, such bonus may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Repine of the particular bonus.

If we terminate the Consulting Agreement without cause after the six month anniversary of November 6, 2006, Dr. Repine will receive an amount equal to twelve months of the advisory fee in a lump sum payment and all outstanding stock options will become fully vested and the warrants vested as of the date of termination and the stock options shall remain exercisable through their respective expiration dates. If we terminate our agreement with Dr. Repine without cause prior the six month anniversary of November 6, 2006, Dr. Repine will be paid any expenses due to him and all vested stock options and warrants shall remain exercisable through their respective expiration dates. If we terminate Dr. Repine for cause, Dr. Repine shall not be entitled to any further payments of his advisory fee hereunder, and any unexercised stock options shall expire. If Dr. Repine resigns for whatever reason, or if he dies or becomes disabled, Dr. Repine shall not be entitled to any further payments of the consulting fee hereunder, all unvested stock options and warrants shall expire, and all vested stock options and warrants shall remain exercisable until their respective expiration dates.

Agreements with Former President, CEO and Director

On March 10, 2006, we received $200,000 in exchange for an unsecured promissory note with Mr. Guillen, our president and chief executive officer at that time. The related party note bears interest at 7.0%. Interest and principal were due on September 10, 2006. Mr. Guillen’s employment was terminated on September 15, 2006. We were in default on this note at September 30, 2006. After September 30, 2006, Mr. Guillen sued the Company for payment of interest and principal due under the note. On November 2, 2006, the Company paid to Mr. Guillen amounts owing under the note.

On March 8, 2007, we and Mr. Guillen entered into a Confidential Separation Agreement (dated February 12, 2007), under which we agreed to pay Mr. Guillen the sum of $250,000 in twelve equal monthly installments, subject to standard payroll deductions and withholdings. We also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. Mr. Guillen would have the right to exercise his options until September of 2009. We also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. In exchange for these payments and benefits, Mr. Guillen and OXIS agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with us. A copy of the separation agreement is included as Exhibit 10.43 to this annual report on Form 10-KSB.

Letter Agreement with Vice President and Chief Financial Officer

On January 6, 2006, we entered into the Letter Agreement with Michael D. Centron as described in the section above entitled “Employment Agreements” beginning on page 64 of this report, incorporated by reference.

Convertible Debenture and Warrant Financing

On October 25, 2006, pursuant to the terms of a securities purchase agreement with four accredited investors, we issued debentures in an aggregate principal amount of $1,694,250, with an original issue discount of 20.318%, resulting in proceeds to us of $1,350,000. In addition, investors in our private placement on October 25, 2006 were issued Series A, B, C, D and E common stock warrants for the purchase of a maximum of up to approximately 14.5 million shares of our common stock, as described in the section above in this Report entitled “Recent Convertible Debenture and Warrant Financing” on page 3 of this report, incorporated by reference. Included among the investors in our October 25, 2006 convertible debenture and warrant financing were Bristol Investment Fund, Ltd., Alpha Capital Anstalt, and Whalehaven Capital Fund Limited, each of which beneficially owns over 5% of our issued and outstanding capital stock.

 Indemnification of Officers and Directors

As permitted by Delaware law, our Certificate of Incorporation provides that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil, criminal, administrative or investigative proceeding brought against them on account of their being or having been our directors or officers to the fullest extent permitted by Delaware law. Further, we have entered into an indemnification agreement with each of our directors providing, among other things, for indemnification and advancement of certain litigation-related expenses.

Exclusion of Liability

Pursuant to the Delaware General Corporation Law, our Certificate of Incorporation excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or any transaction from which a director receives an improper personal benefit.

ITEM 13. EXHIBITS

See Exhibit Index that appears on page 76 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $50,000 and $51,000, respectively, from Williams & Webster, P.S. for the fiscal years 2006 and 2005 annual audit and for review of OXIS consolidated financial statements included in its Forms 10-QSB for the 2006 and 2005 fiscal years.

Audit Related Fees

We incurred aggregate fees and expenses of approximately $1,400 from Williams & Webster, P.S. during 2006 related to the filing of SEC Form SB-2 and other SEC matters.

Tax Fees

We incurred aggregate fees and expenses of $7,900 from Williams & Webster, P.S. during 2006 for professional services rendered for tax compliance, tax advice and tax planning.

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

Dated: April 17, 2007
OXIS International, Inc.

By: /s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
President and Chief Executive Officer

/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
Acting Principal Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Marvin S. Hausman, M.D. and Gary M. Post as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant.

/s/ Marvin S. Hausman, M.D.	April 17, 2007
Marvin S. Hausman, M.D.	Date

/s/ S. Colin Neill	April 17, 2007	/s/ John E. Repine, M.D.	April 17, 2007
S. Colin Neill	Date	John E. Repine, M.D.	Date

/s/ Matthew Spolar	April 17, 2007	/s/ Gary M. Post	April 17, 2007
Matthew Spolar	Date	Gary M. Post	Date

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.(A)

3.2	Bylaws of the Company as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

10.1	Series C Preferred Stock Subscription and Purchase Agreement (form); dated April 1996 (1,774,080 shares in total)	10-KSB	04/01/02	10.(B)

10.2	Subscription Agreement, Warrant to Purchase Common Stock and Form of Subscription dated July 2003 - August 2003	10-KSB	03/26/04	10.(D)

10.3	Note and Warrant Purchase Agreement dated January 9, 2004	10-KSB	03/26/04	10.I

10.4	Form of Convertible Promissory Note dated January 9, 2004	10-KSB	03/26/04	10.J

10.5	Form of Warrant to Purchase Common Stock dated January 9, 2004	10-KSB	03/26/04	10.K

10.6	Form of Loan Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.2

10.7	Form of Promissory Note between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.3

10.8	Form of Security Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.4

10.9	Form of License Agreement between OXIS International, Inc. and Haptoguard, dated September 28, 2004	10-QSB	11/12/04	10.N

10.10	Securities Purchase Agreement, dated December 30, 2004	8-K/A	02/10/05	99.1

10.11	Registration Rights Agreement, dated December 30, 2004	8-K/A	02/10/05	99.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.12	Form of Common Stock Purchase Warrant, dated December 30, 2004	8-K/A	02/10/05	99.3

10.13	Consulting Agreement between OXIS International, Inc. and Marvin D, Hausman, M.D., dated October 14, 2004	SB-2	02/25/05	10.(O)

10.14	Form of Indemnification Agreement between OXIS International, Inc. and its Officers and Directors	SB-2	02/25/05	10.(P)

10.15	Letter Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	8-K	03/04/05	10.1

10.16	Restricted Stock Purchase Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	8-K	03/04/05	10.2

10.17	Notice of Stock Option Award and related Stock Option Agreement between OXIS International Inc. and Steven T. Guillen, dated February 28, 2005	SB-2/A	04/29/05	10.(T)

10.18	Nonqualified Stock Option Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	SB-2/A	04/29/05	10.(U)

10.19	Conversion Agreement between OXIS International, Inc. and Equitis Entreprise, dated May 23, 2005	8-K	05/25/05	99.1

10.20	Agreement between OXIS International, Inc. and Timothy C. Rodell date July 31, 2005	8-K	08/04/05	99.1

10.21	Stock Purchase Agreement between OXIS International, Inc. and BioCheck Inc. dated September 19, 2005	8-K	09/23/05	99.1

10.22	Tenth Amendment to Lease between OXIS International, Inc. and Rosan, Inc. dated October 28, 2005	8-K	11/02/05	10.1

10.23	Consulting Agreement between OXIS International, Inc. and NW Medical Research Partners dated November 17, 2005	8-K	11/23/05	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.24	Executive Employment Agreement between OXIS International, Inc., BioCheck, Inc. and John Chen dated December 6, 2005	10-KSB	03/31/06	10.24

10.25	Option and Reimbursement Agreement between EverNew Biotech, Inc., OXIS International, Inc. and the shareholders of EverNew, dated December 6, 2005	10-KSB	03/31/06	10.25

10.26	Letter Agreement between OXIS International, Inc. and Michael D. Centron dated January 6, 2006	8-K	01/10/06	10.1

10.27	Lease Agreement between OXIS International, Inc. and Westcore Peninsula Vintage LLC dated February 8, 2006	8-K	02/13/06	10.1

10.28	Promissory Note issued by OXIS International, Inc. to Steven T. Guillen dated March 10, 2006	8-K	03/14/06	10.1

10.29	Promissory Note issued by OXIS International, Inc. to Fagan Capital, Inc. dated March 31, 2006	8-K	04/04/06	10.1

10.30	Engagement Letter with Ambient Advisors	8-K	5/31/06	10.1

10.31	Mutual Services Agreement between OXIS International, Inc. and BioCheck, Inc. dated June 23, 2006	8-K	6/29/06	10.1

10.32	Renewal and Modification Promissory Note dated June 2, 2006.	8-K	7/26/06	10.1

10.33	Common Stock Purchase Warrant dated June 2, 2006.	8-K	7/26/06	10.2

10.34	Amendment #2 to Exclusive License and Supply Agreement dated July 19, 2006.	8-K	7/26/06	10.3

10.35	Form of Securities Purchase Agreement dated October 25, 2006.	8-K	10/26/06	10.1

10.36	Form of Secured Convertible Debenture dated October 25, 2006.	8-K	10/26/06	10.2

10.37	Form of Series A, B, C, D, E Common Stock Purchase Warrant dated October 25, 2006.	8-K	10/26/06	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.38	Form of Registration Rights Agreement dated October 25, 2006.	8-K	10/26/06	10.4

10.39	Form of Security Agreement dated October 25, 2006.	8-K	10/26/06	10.5
10.40	Employment Agreement between OXIS International, Inc. and Marvin S. Hausman, M.D. dated November 6, 2006.	8-K	11/13/06	10.1

10.41	Advisory Agreement between OXIS International, Inc. and Ambient Advisors, LLC dated November 6, 2006.	8-K	11/13/06	10.2

10.42	Consulting Agreement between OXIS International, Inc. and John E. Repine, M.D. dated November 6, 2006.	8-K	11/13/06	10.3

10.43	Separation Agreement between OXIS and Steve Guillen dated March 8, 2007				X

21.1	Subsidiaries of OXIS International, Inc.				X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Contents

Page
Report of Independent Registered Public Accounting Firm
Williams & Webster, P.S.	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2006 and 2005	F-2
Statements of Operations For Years Ended December 31, 2006 and 2005	F-3
Statement of Stockholders’ Equity (Deficit) For Years Ended December 31, 2006 and 2005	F-4
Statements of Cash Flows For Years Ended December 31, 2006 and 2005	F-5
Notes To Consolidated Financial Statements	F-6

Board of Directors
OXIS International, Inc.
Foster City, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of OXIS International, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OXIS International, Inc., and subsidiaries as of December 31, 2006 and 2005 and the results of its operations, stockholders' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, Oxis International, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 4, 2007

OXIS International, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2006 and 2005
	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,208,000	$614,000
Accounts receivable, net	732,000	865,000
Inventory	561,000	650,000
Prepaid expenses and other current assets	130,000	238,000
Deferred tax assets	10,000	14,000
Restricted cash	3,060,000	3,060,000
Total Current Assets	5,701,000	5,441,000
Property, plant and equipment, net	244,000	243,000
Patents, net	761,000	831,000
Goodwill and other assets, net	1,291,000	1,291,000
Total Other Assets	2,296,000	2,365,000
TOTAL ASSETS	$7,997,000	$7,806,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$714,000	$505,000
Accrued expenses	838,000	468,000
Accounts payable to related party	49,000	194,000
Warrant liability	2,314,000	—
Accrued derivative liability	678,000	—
Notes Payable	3,060,000	3,060,000
Total Current Liabilities	7,653,000	4,227,000
Long-term deferred taxes	25,000	41,000
Convertible debentures, net of discounts of $1,226,000	124,000	—
Total Liabilities	7,802,000	4,268,000
Minority interest	770,000	604,000
Commitments and Contingencies	—	—
Stockholders’ Equity (Deficit):
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series B - 0 and 0 shares issued and outstanding at December 31, 2006 and 2005, respectively (aggregate liquidation preference of $1,000)	—	—
Series C - 96,230 shares issued and outstanding	1,000	1,000
Common stock - $0.001 par value; 150,000,000 shares authorized; 44,527,476 and 42,538,397 shares issued and outstanding at December 31, 2006 and 2005	45,000	43,000
Additional paid-in capital	70,115,000	68,686,000
Accumulated deficit	(70,319,000)	(65,379,000)
Accumulated other comprehensive loss	(417,000)	(417,000)
Total stockholders’ equity (deficit)	(575,000)	2,934,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,997,000	$7,806,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005
Revenue:
Product revenues	$5,201,000	$2,397,000
License revenues	575,000	100,000
TOTAL REVENUE	5,776,000	2,497,000
Cost of Product Revenue	3.084,000	1,345,000
Gross Profit	2,692,000	1,152,000
Operating Expenses:
Research and development	708,000	499,000
Selling, general and administrative	4,654,000	2,342,000
Purchased in-process research and development	—	1,500,000
Total Operating Expenses	5,362,000	4,341,000
Loss from Operations	(2,670,000)	(3,189,000)
Other Income (expense):
Interest income	80,000	110,000
Other income	62,000	4,000
Financing cost related to convertible debentures	(1,674,000)	—
Change in value of warrant and derivative liabilities	32,000	—
Interest expense	(484,000)	(26,000)
Total Other Income (Expense)	(1,984,000)	88,000
Minority Interest in Subsidiary	(166,000)	(6,000)
Loss before provision for income taxes	(4,820,000)	(3,107,000)
Provision for income taxes	120,000	2,000
Net Loss	$(4,940,000)	$(3,109,000)
Loss Per Share - Basic and Diluted	$(0.11)	$(0.07)
Weighted Average Shares Outstanding - Basic and Diluted	43,059,701	42,213,275

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
Years Ended December 31, 2006 and 2005

							Accumulated	Total
					Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2004	524,619	5,000	41,071,198	41,000	68,437,000	(62,270,000)	(417,000)	5,796,000
Cost of registration statement related
to private placement					(302,000)			(302,000)
Exercise of stock options			322,166		45,000			45,000
Issuance of common stock			600,000	1,000	239,000			240,000
Stock compensation expense for
options issued to non-employees					20,000			20,000
Conversion of shareholder note payable
into common stock			459,355	1,000	243,000			244,000
Conversion of Series B preferred stock
into common stock	(428,389)	(4,000)	85,678		4,000			—
Net loss						(3,109,000)		(3,109,000)
Balance, December 31, 2005	96,230	1,000	42,538,397	43,000	68,686,000	(65,379,000)	(417,000)	2,934,000
Exercise of stock options			528,588	1,000	69,000			70,000
Issuance of common stock for services and accounts payable			1,460,491	1,000	292,000			293,000
Fair value of warrants issued with debt					166,000			166,000
Stock compensation expense for
options issued to employees and non-employees					692,000			692,000
Repricing of warrants					210,000			210,000
Net loss						(4,940,000)		(4,940,000)
Balance, December 31, 2006	96,230	$1,000	44,527,476	$45,000	$70,115,000	$(70,319,000)	$(417,000)	$(575,000)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,940,000)	$(3,109,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	63,000	28,000
Amortization of intangible assets	114,000	126,000
Accretion of interest on discounted note payable	166,000	—
Common stock issued to vendor for accounts payable	21,000	—
Stock compensation expense for options issued to employees and non-employees	692,000	—
Purchased in-process research and development expense	—	1,500,000
Repricing of warrants	210,000	—
Write-off of capitalized patent costs	—	105,000
Stock compensation expense	272,000	20,000
Amortization of debt discounts	124,000	—
Change in value of warrant and derivative liabilities	(32,000)	—
Financing cost related to convertible debentures	1,674,000	—
Change in deferred taxes	(12,000)	—
Minority interest in subsidiary	166,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	133,000	(26,000)
Inventory	89,000	(108,000)
Prepaid expense and other current assets	155,000	(62,000)
Other assets	—	—
Accounts payable	209,000	(152,000)
Accrued expenses	370,000	(431,000)
Accounts payable to related party	(145,000)	10,000
Net cash used in operating activities	(671,000)	(2,093,000)
CASH FLOW INVESTING ACTIVITIES:
Acquisition of common shares of subsidiary	—	(3,215,000)
Investment in restricted certificate of deposit	(3,060,000)	(3,060,000)
Proceeds from restricted certificate of deposit	3,060,000	—
Cash acquired in business combination	—	407,000
Capital expenditures	(64,000)	(33,000)
Increase in patents	(44,000)	(172,000)
Net cash used in investing activities	(108,000)	(6,073,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Collection of private placement proceeds receivable, net of registration statement costs	—	1,948,000
Proceeds from issuance of common stock	—	240,000
Proceeds from issuance of convertible debenture	1,350,000	—
Payment of offering costs and expenses	(47,000)	—
Proceeds from exercise of stock options	70,000	45,000
Proceeds from short-term borrowing	3,666,000	3,060,000
Repayment of short-term borrowings	(3,666,000)	(1,200,000)
Net cash provided by financing activities	1,373,000	4,093,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	594,000	(4,073,000)
CASH AND CASH EQUIVALENTS, Beginning of year	614,000	4,687,000
CASH AND CASH EQUIVALENTS, End of year	$1,208,000	$614,000

The accompanying notes are an integral part of these consolidated financial statements

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

1.	The Company and Summary of Significant Accounting Policies

OXIS International, Inc. with its subsidiaries (collectively, “OXIS” or the "Company") is a clinical diagnostics company engaged in the development of clinical and research assays, diagnostics, nutraceutical and therapeutic products, which include new technologies applicable to conditions and diseases associated with oxidative stress. OXIS derives its revenues primarily from sales of research diagnostic assays to research laboratories during 2006. The Company's diagnostic products include twenty-five research assays to measure markers of oxidative stress.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. The Company's principal executive offices were relocated to Foster City, California from Portland, Oregon on February 15, 2006.

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

The Company incurred net losses of $4,940,000 in 2006 and $3,109,000 in 2005. BioCheck generated a profit of $338,000 in 2006. The Company recently obtained debt financing in the amount of $1,350,000. Such financing resulted in a non-cash financing charges of $1,674,000. The Company's plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company can not assure you that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $70,319,000 through December 31, 2006. On a consolidated basis, the Company had cash and cash equivalents of $1,208,000 at December 31, 2006 of which $792,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities. The cash held by the OXIS parent company of $416,000 at December 31, 2006 is not sufficient to sustain its operations through the first half of 2007 without additional financings. An estimated $1,000,000 is believed necessary to continue operations through the next fiscal year and approximately $3,000,000 is required to purchase the remaining 49% of BioCheck. The Company is seeking additional loan and equity financings to obtain sufficient funds to sustain operations, implement its marketing campaign and purchase the remaining 49% of BioCheck. The Company plans to increase revenues by its marketing campaign and the introduction of new products. However, the Company may not successfully obtain debt or equity financing, if any, sufficient to finance its goals or to increase product related revenues, as such events are subject to factors beyond the Company’s control. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The following table summarizes the activity for the Company's allowance for doubtful accounts:

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

	Balance at Beginning of Period	Increases Additions	Decreases	Balance at End of Period
Year ended December 31, 2005	$7,000	$--	$(5,000)	$2,000
Year ended December 31, 2006	2,000	25,000	--	27,000

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $2,000 and $51,000 for the years ended December 31, 2006 and 2005, respectively.

Basis of Consolidation and Comprehensive Income

The accompanying consolidated financial statements include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company's financial statements are prepared using the accrual method of accounting. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck. The consolidated statement of operations for the year ended December 31, 2005 includes the results of operations of BioCheck from December 6, 2005, the date of acquisition. The foreign subsidiaries' assets and liabilities are translated at the exchange rates at the end of the year, and their statements of operations are translated at the average exchange rates during each year. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income or loss and accumulated as a separate component of shareholders' equity. There were no items of other comprehensive income or loss in 2006 or 2005 and, therefore, comprehensive loss is the same as net loss for 2006 and 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Revenues from sales to one of the Company's distributors located outside of the United States were 2% and 15% of total revenues during 2006 and 2005, respectively. Approximately 39% of the Company's revenues were attributed to 10 customers in 2006 and 38% of the Company's sales revenues were attributed to six customers in 2005.

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. Cash equivalents and marketable securities consist of high quality credit instruments and management regularly monitors their composition and maturities. The Company maintains cash in money market accounts and a bank certificate of deposit. Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and generally requires no collateral from customers. The Company maintains allowances for estimated probable losses, when applicable.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Derivative instruments

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. During 2006 and 2005, the Company has not engaged in any transactions that would be considered to contain derivative instruments, except for the convertible debenture issued in 2006.

Fair value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, inventory, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The fair value of debt is based upon current interest rates for debt instruments with comparable maturities and characteristics and approximates the carrying amount.

Goodwill

In connection with the acquisition of BioCheck, the Company recorded goodwill equal to the excess of the fair value of the consideration given over the estimated fair value of the assets and liabilities received. The goodwill was primarily attributed to the reputation of the principals and the cGMP/ISO 9000 compliant manufacturing facilities in Foster City, California.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at December 31, 2006 and 2005.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs-- an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Impairment of Long Lived Assets

The Company's long-lived assets include capitalized patents, goodwill, property and equipment related to the Company's manufacturing facilities in California. The Company evaluates its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of the Company's long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets.

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company relocated manufacturing and administrative functions from Portland, Oregon to Foster City, California during the first quarter of 2006 and closed the Portland, Oregon facility. Certain assets were disposed of or sold during 2006, most of which were fully depreciated.

In connection with the acquisition of BioCheck, the Company recorded goodwill equal to the excess of the fair value of the consideration given over the estimated fair value of the assets and liabilities received. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) that discontinued the amortization of goodwill and requires the testing of goodwill for impairment annually, or sooner, if indicators of potential impairment exist, based upon a fair value approach. In accordance with SFAS No. 142, OXIS performed an impairment test of goodwill as of December 31, 2006 and found no evidence of impairment. The Company evaluated several factors to determine the fair value of the BioCheck business including projected cash flows from product sales and cash receipts expected from those sales.

Income Taxes

The Company accounts for income taxes using the asset and liability approach whereby deferred income tax assets and liabilities are recognized for the estimated future tax effects, based on current enacted tax laws, of temporary differences between financial and tax reporting for current and prior periods. Deferred tax assets are reduced, if necessary, by a valuation allowance if the corresponding future tax benefits may not be realized.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares are 808,327 in 2006 and 1,217,435 in 2005. These shares were excluded from diluted loss per share because of their anti-dilutive effect.

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

 Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which are 3 to 10 years for machinery and equipment, the shorter of the lease term or estimated economic life for leasehold improvements. For the Company's BioCheck subsidiary, depreciation has been computed on a double-declining basis over the estimated useful lives of the assets, which generally has been 7 years for machinery and equipment, and 39 years for leasehold improvements.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the company’s financial statements.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company’s analysis of the impact of adopting Interpretation 48 is not yet complete, management does not currently anticipate it will have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense.

Restricted Cash

The Company invested $3,060,000 of cash into a 30-day certificate of deposit at KeyBank, N.A. (“KeyBank”) and entered into a $3,060,000 non-revolving one-year loan agreement with KeyBank on December 2, 2005 for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit to KeyBank under the loan agreement. This loan agreement was subsequently transferred to Bridge Bank. Consequently, the certificate of deposit is classified as restricted cash on the consolidated balance sheet at December 31, 2006 as the cash is restricted as to use. In February 2007, the Company used the proceeds from the certificate of deposit to pay off the loan with Bridge Bank.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Revenue Recognition

The Company manufactures, or has manufactured on a contract basis, research and diagnostic assays and fine chemicals, which are its primary products sold to customers. Revenue from the sale of the Company's products, including shipping fees, if any, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectibility is reasonably assured. Revenue from sales to distributors of the Company's products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms.

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

Stock-Based Compensation

The Company has historically accounted for stock options granted to employees and directors and other share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. As such, the Company recognized compensation expense for stock options only if the quoted market value of the Company’s common stock exceeded the exercise price of the option on the grant date. Any compensation expense realized using this intrinsic value method is being amortized over the vesting period of the option.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost is to be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.

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

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

The recognition of share-based employee compensation costs during 2006 had no related tax effect since the Company provides a valuation allowance equal to its net deferred tax assets. The adoption of SFAS 123R had no effect on cash flow from operations, cash flow from financing activities and basic and diluted earnings per share. The effect of adoption of SFAS 123R on the results of operations for the year ended December 31, 2006 was:

	Loss from Operations	Loss Before Provision for Income Taxes	Net Loss
Results as reported	$(2,670,000)	$(4,820,000)	$(4,940,000)
Additional compensation expense - effect of adoption of SFAS 123R	314,000	314,000	314,000
Proforma results applying the original provisions of SFAS 123 using the intrinsic value method of APB 25	$(2,356,000)	$(4,506,000)	$(4,626,000)

The following table presents the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based awards to employees prior to January 1, 2006:

For the year ended December 31, 2005

Net loss as reported	$(3,109,000)
Stock based employee compensation expense determined using the fair value method for all awards	(195,000)
Pro forma net loss	$(3,304,000)
Pro forma loss per share:	$(0.08)
Net loss per share:	$(0.07)

Basic and diluted as reported	$(0.07)
Basic and diluted pro forma	$(0.08)

The fair values of employee stock options are estimated for the calculation of for the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2006 and 2005: expected volatility of 158 % and 170%, respectively; average risk-free interest rate of 4.9% and 4.22%, respectively; initial expected life of 4.45 years and 6.0 years, respectively; no expected dividend yield; and amortized over the vesting period of typically one to four years.

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
Years Ended December 31, 2006 and 2005

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

Use of Estimates

The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities revenues and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

2. Acquisition of BioCheck

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck and certain stockholders of BioCheck to purchase all of the common stock of BioCheck for $6,000,000 in cash. BioCheck was a privately held California corporation engaged in the development of immunoassays, with a number of clinical diagnostic tests that have been approved by the United States Food and Drug Administration. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for $3,060,000 in cash. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

Pursuant to the stock purchase agreement, OXIS will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price for any BioCheck shares purchased after the initial closing will be increased by an additional 8% per annum from December 6, 2005. If OXIS has not purchased all of the outstanding shares of BioCheck within twelve months of December 6, 2005, the earnings before interest, taxes, depreciation and amortization expenses, if any, of BioCheck, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings. The purchase of the remaining outstanding shares of BioCheck acquisition will be accounted for the same as the initial purchase of 51% of BioCheck using the purchase method of accounting according to SFAS No. 141. The additional purchase price will be allocated over the purchased assets of BioCheck and the consolidated statement of operations will continue to include the results of operations of BioCheck reduced by the minority interest, if any, in BioCheck. The Company may obtain additional independent valuations of BioCheck's assets related to the acquisition of the remaining 49% of BioCheck and additional acquisition costs may be incurred. Such information and costs may affect the disclosures as presented herein.

The primary reasons for the acquisition was BioCheck's products under development, cGMP/ISO 9000 facilities and sales volume in growing markets. In addition, BioCheck's management has a core competency and a proven scientific and business development track record in developing and manufacturing of high-quality immunoassay products. Senior management has several decades of combined research and development, clinical and operational experience in the biotechnology and pharmaceutical industries.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

The purchase price of $3,337,000 was based on cash paid to BioCheck's shareholders of $3,060,000, legal expense of $155,000 and a finder's fee of $122,000. The consolidated statement of operations for the year ended December 31, 2005 includes the results of operations of BioCheck, the date of acquisition.

The allocation of the cost of the acquisition at December 6, 2005 was as follows:

Cash	$407,000
Accounts receivable	610,000
Inventory	296,000
Other current assets	62,000
Property, plant and equipment	177,000
In-process research and development (expensed)	1,500,000
Patents and other assets	107,000
Goodwill	1,199,000
Minority interest	(598,000)
Assumed liabilities	(423,000)
Total acquisition costs	$3,337,000

The intangible assets included in-process research and development, patents and goodwill. The intangibles assets were valued using applicable costs incurred by BioCheck prior to the acquisition and an independent report prepared prior to the acquisition that valued the BioCheck business.

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

Patents were capitalized and will be amortized according to the Company's patent amortization policy over 20 years for pending patents from the date of filing and 10 years after the patents are issued.

The goodwill was attributed to the reputation of the principals and the cGMP/ISO 9000 compliant manufacturing facility in Foster City, California. Goodwill is expected to be deductible for tax purposes. Such amounts were tested for impairment on the date of acquisition resulting in no impairment charge and will be tested at least annually thereafter.

The following unaudited pro forma information gives effect to the acquisition of BioCheck as if the acquisition had occurred on January 1, 2005.

2005
Revenues	$6,299,000
Net loss	$(1,492,000)
Net loss per share - basic and diluted	$(0.04)

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

3. Inventories

	December 31,
	2006	2005
Raw materials	$83,000	$304,000
Work in process	110,000	185,000
Finished goods	368,000	161,000
	$561,000	$650,000

4. Property, Plant and Equipment

	December 31,
	2006	2005
Laboratory and manufacturing equipment	$798,000	$1,165,000
Furniture and office equipment	225,000	408,000
Leasehold improvements	73,000	105,000
	1,096,000	1,678,000
Accumulated depreciation	(852,000)	(1,435,000)
	$244,000	$243,000

Depreciation expense was $63,000 and $28,000 during 2006 and 2005, respectively.

5. Patents

	December 31,
	2006	2005
Capitalized patent costs	$1,158,000	$1,114,000
Accumulated amortization	(397,000)	(283,000)
	$761,000	$831,000

Periodically, the Company reviews its patent portfolio and has determined that certain patent applications no longer possessed commercial viability or were abandoned since they were inconsistent with the Company's business development strategy. As a result, research and development expense included charges of $105,000 in 2005 for the write-off of capitalized patent costs. Research and development expense includes patent amortization charges of $114,000 and $126,000 in 2006 and 2005, respectively.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

The following table presents expected future amortization of patent costs that may change according to the Company's amortization policy upon additional patents being issued or allowed:

2007	$125,000
2008	114,000
2009	97,000
2010	94,000
2011	94,000
Thereafter	237,000
Total amortization	$761,000

6. Goodwill and Other Assets

	December 31,
	2006	2005
Goodwill	$1,199,000	$1,199,000
Strategic investments	75,000	75,000
Lease deposits	17,000	17,000
	$1,291,000	$1,291,000

In connection with the acquisition of BioCheck, the Company recorded goodwill equal to the excess of the fair value of the consideration given over the estimated fair value of the assets and liabilities received. The goodwill was primarily attributed to the reputation of BioCheck's CEO and the cGMP/ISO 9000 compliant manufacturing facilities in Foster City, California. Strategic investments are investments by BioCheck in two private start-up companies. One of those companies has not yet commenced operations. The Company is aware of private sales in the other company's stock that exceeded the per share purchase price of its investment. Lease deposits are cash deposits held as security for facility leases in Foster City, California.

7. Debt

Note payable

	December 31,
	2006	2005
Note payable to KeyBank, N.A.	$-	$3,060,000
Note payable to Bridge Bank	3,060,000	-
Total debt	$3,060,000	$3,060,000

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

On December 2, 2005, the Company entered into a non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit at KeyBank under the loan agreement. The loan bore interest at an annual rate that was 2.0% greater than the interest rate on the certificate of deposit. The Company’s $3,060,000 loan with KeyBank was repaid during February 2006 and a new one-year loan agreement was entered into with Bridge Bank. The Company has granted a security interest in its $3,060,000 certificate of deposit transferred from KeyBank to Bridge Bank. The loan bears interest at 3.0% and the certificate of deposit bears interest at 1.0%. This loan was repaid in full in February 2007.

On March 10, 2006, the Company received $200,000 in exchange for an unsecured promissory note in favor of the Company’s president and chief executive officer at that time. All principal and interest on this related party note were due on September 10, 2006. The executive, whose employment with the Company was terminated on September 15, 2006, sued the Company for payment of interest and principal due under the note. On November 2, 2006, the Company repaid the principal and accrued interest due on the promissory note in the amount of $209,000. The purpose of this loan was to provide the Company with short term financing as it sought longer term financing.

On March 31, 2006, the Company issued a $400,000 unsecured promissory note to Fagan Capital, Inc. (“Fagan Capital”). Interest accrued at an annual rate of 8.0% and interest and principal were initially due on June 2, 2006. The purpose of this loan was to provide the Company with short term financing as it sought longer term financing. On July 26, 2006, Fagan Capital extended the maturity date of the promissory note by entering into a renewal and modification promissory note (“Renewal Note”). The Renewal Note had a principal amount of $406,000, comprised of the principal amount of the original promissory note plus accrued interest of $6,000. The effective date of the Renewal Note was June 2, 2006. On October 25, 2006, the Company paid to Fagan Capital amounts owing under the Renewal Note.

In conjunction with the issuance of the Renewal Note, on July 26, 2006 the Company issued to Fagan Capital a common stock purchase warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. The exercise price is adjustable pursuant to certain anti-dilution provisions and upon the occurrence of a stock split. The common stock purchase warrant expires on June 1, 2014. On October 23, 2006, the parties signed a registration rights agreement covering the shares underlying the common stock purchase warrant. This warrant was valued using the Black-Scholes option-pricing model and the proceeds of $406,000 were allocated to the warrant and note based on their relative fair values. This resulted in the note being recorded as a liability at a discounted value of $240,000 and the warrant being record as equity under additional paid-in capital at a value of $166,000. The discounted note will accrete to its maturity value over the life of the loan. This resulted in a non-cash interest expense of $166,000 during the year ended December 31, 2006.

Convertible debentures

On October 25, 2006, the Company entered into a securities purchase agreement (“Purchase Agreement”) with four accredited investors (the “Purchasers”). In conjunction with the signing of the Purchase Agreement, the Company issued secured convertible debentures (“Debentures”) and Series A, B, C, D, and E common stock warrants (“Warrants”) to the Purchasers, and the parties also entered into a registration rights agreement and a security agreement (collectively, the “Transaction Documents”).

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Pursuant to the terms of the Purchase Agreement, the Company issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The Debentures mature on October 25, 2008, but may be prepaid by the Company at any time provided that the common stock issuable upon conversion and exercise of the Warrants is covered by an effective registration statement. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision (the “Conversion Price”). Beginning on the first of the month following the earlier of the effective date of the registration statement to be filed pursuant to the registration rights agreement and February 1, 2007, the Company shall amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If the Company chooses to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.

Pursuant to the Debentures, the Company covenants that it will not incur additional indebtedness for borrowed money, other than its current Bridge Bank promissory note. The Company also covenants that it will not pledge, grant or convey any new liens on its assets. The obligation to pay all unpaid principal will be accelerated upon an event of default, including upon failure to perform its obligations under the Debenture covenants, failure to make required payments, default on any of the Transaction Documents or any other material agreement, lease, document or instrument to which the Company is obligated, the bankruptcy of the Company or related events. The Purchasers have a right of first refusal to participate in up to 100% of any future financing undertaken by the Company until the later of the date that the Debentures are no longer outstanding and the one year anniversary of the effective date of the registration statement. The Company is restricted from issuing shares of common stock or instruments convertible into common stock for 90 days after the effective date of the registration statement with certain exceptions. the Company is also prohibited from effecting any subsequent financing involving a variable rate transaction until such time as no Purchaser holds any of the Debentures. In addition, until such time as any Purchaser holds any of the securities issued in the Debenture transaction, if the Company issues or sells any common stock or instruments convertible into common stock which a Purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the Transaction Documents, the Company is obligated to amend the terms of the Transaction Documents to such Purchaser the benefit of such better terms. The Company may prepay the entire outstanding principal amount of the Debentures, plus accrued interest and other amounts payable, at its option at any time without penalty, provided that a registration statement is available for the resale of shares underlying the Debentures and Warrants, as more fully described in the Debentures. The purpose of this Debenture transaction is to provide the corporation with intermediate term financing as it seeks longer term financing.

On October 25, 2006, in conjunction with the signing of the Purchase Agreement, the Company issued to the Purchasers five year Series A Warrants to purchase an aggregate of 2,420,357 shares of common stock at an initial exercise price of $0.35 per share, one year Series B Warrants to purchase 2,420,357 shares of common stock at an initial exercise price of $0.385 per share, and two year Series C Warrants to purchase an aggregate of 4,840,714 shares of common stock at an initial exercise price of $0.35 per share. In addition, the Company issued to the Purchasers Series D and E Warrants which become exercisable on a pro-rata basis only upon the exercise of the Series C Warrants. The six year Series D Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.35 per share. The six year Series E Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.385 per share. The initial exercise prices for each warrant are adjustable pursuant to a full ratchet anti-dilution provision and upon the occurrence of a stock split or a related event.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

  Pursuant to the registration rights agreement, the Company must file a registration statement covering the public resale of the shares underlying the Series A, B, C, D and E Warrants and the Debentures within 45 days of the closing of the transaction and cause the registration to be declared effective within 120 days of the closing date. The registration statement was filed and declared effective within the 120 of the closing date. Cash liquidated damages equal to 2% of the face value of the Debentures per month are payable to the purchasers for any failure to timely file or obtain an effective registration statement.

Pursuant to the Security Agreement, the Company agreed to grant the purchasers, pari passu, a security interest in substantially all of the Company’s assets. The Company also agreed to pledge its respective ownership interests in its wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and its partial subsidiary, BioCheck, Inc. In addition, OXIS Therapeutics and OXIS Isle of Man each provided a subsidiary guarantee to the Purchasers in connection with the transaction.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The Monthly Redemption Amounts can be paid with common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $690,000 on October 25, 2006.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants issues in this transaction into common stock. Therefore, the warrants issued in connection with this transaction have a fair value of $2,334,000 at October 20, 2006.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 158% and expected term of 1 to 6 years.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value on each balance sheet date with the change being shown as a component of net loss.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $690,000 and $2,334,000, respectively.  The first $1,350,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the convertible debenture and the excess of $1,674,000 has been shown as financing costs in the accompanying statement of operations.

At December 31, 2006, the Company determined the fair value of the beneficial conversion feature and the warrants were $678,000 and $2,314,000, respectively. The aggregate decrease in fair value of these two liabilities from inception of the convertible debentures to December 31, 2006 of $32,000 is shown as other income in the accompanying consolidated statements of operations. The fair value of beneficial conversion feature and the warrants will be determined at each balance sheet date with the change from the prior period being reported as other income (expense).

8. Commitments and Contingencies

The following table presents future non-cancelable minimum payments under all of the Company's operating leases at December 31, 2006:

	Operating Leases
	Minimum Rental	Sublease Rental	Net Rental Payments
2007	$257,000	$(38,000)	$219,000
2008	265,000	(38,000)	227,000
2009	50,000	(6,000)	44,000
	$572,000	$(82,000)	$490,000

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

The Company leases a facility under an operating lease in Foster City, California that expires in 2009. Rental expenses of $237,000 and $138,000 were incurred during 2006 and 2005, respectively. During 2004, BioCheck entered into a sublease of an unused Foster City, California facility to the end of the lease term that reduced the Company's operating lease commitments.

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

In 1995, the Company consummated the acquisition of Therox Pharmaceuticals, Inc. (“Therox”) wherein Therox was merged with and into a wholly owned subsidiary of the Company. In addition to the issuance of its common stock to Therox shareholders, the Company agreed to make payments of up to $2,000,000 to the Therox stockholders based on the successful commercialization of Therox technologies. As of December 31, 2006, no additional payments have been made. The Company has not recorded a liability associated with this agreement because the Company does not believe that it has successfully commercialized any of the acquired Therox technologies.

The Company and its subsidiaries are also parties to various other claims in the ordinary course of business. The Company does not believe that there will be any material impact on the Company's financial position, results of operations or cash flows as a result of these claims.

9. Stockholders' Equity

Common Stock

Each share of common stock is entitled to one vote at the Company's annual meeting of stockholders.

The Company’s chief executive officer, a director and shareholder, Dr. Hausman, was issued 330,769 shares of common stock on October 12, 2006, as payment for compensation and expenses owed by us to NW Medical Research Partners, Inc., of which Dr. Hausman is the sole member and manager. The amount owed was $67,000, and the shares were valued at approximately $0.204 per share. In November 2006, the Company also issued to Dr. Hausman a total of 916,666 shares of common stock valued at $174,000 for payment for salary, bonus and office allowance.
On November 6, 2006, the Company entered into a consulting agreement with Dr. Repine (“Repine Consulting Agreement”), under which the Company issued 50,000 shares of common stock to Dr. Repine for payment of consulting services valued at $9,000.

In addition to the shares issued above to officers and directors of the Company, during the year ended December 31, 2006, the Company issued a total of 163,056 shares of common stock for services and accounts payable valued at $43,000.

The Company's former president and chief executive officer purchased 600,000 shares of common stock for $240,000, pursuant to the terms of an employment agreement on February 28, 2005 at the closing price of the Company's common stock on that date. During April 2005, 459,355 shares of common stock were issued to a note holder for cancellation of a note payable and accrued interest. During the third quarter of 2005, 85,678 shares of common stock were issued for the conversion and cancellation of all 428,389 outstanding shares of Series B preferred stock.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Preferred Stock

During the third quarter of 2005, 85,678 shares of common stock were issued for the conversion and cancellation of all 428,389 outstanding shares of Series B preferred stock that were valued at $4,000. The Series B preferred stock had certain preferential rights with respect to liquidation and dividends. Holders of Series B preferred stock were entitled to noncumulative annual dividends at the rate of $0.115 per share if and when declared by the Company's board of directors. No dividends to Series B preferred stockholders were issued or unpaid during 2006 or 2005.

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid during 2006 and 2005.

Common Stock Warrants

The Company reserved 1,472,969 shares of common stock for issuance upon the exercise of a warrants granted in connection with the Company's January 14, 2004 promissory convertible notes. Warrants to purchase 712,500 shares of common stock are currently exercisable at $0.50 per share and expire on January 14, 2009. The exercise price is subject to adjustments for stock splits, combinations, reclassifications and similar events. As of December 31, 2006, no such adjustments have occurred. Certain piggy-back registration rights apply to the shares underlying these warrants.

On December 30, 2004, as an incentive for the seven lenders to convert their notes to common stock, the Company issued additional warrants that are currently exercisable to purchase 760,469 shares of common stock at an exercise price of $1.00 per share that expire on December 29, 2009. The exercise prices are subject to adjustments for stock splits, combinations, reclassifications and similar events. As of December 31, 2006, these warrants remain unexercised. The fair value of the shares issuable under these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 73%; risk-free interest rate of 4.25%; initial expected life of five years and no expected dividend yield. The resulting fair values of $159,000 related to the initial warrants and $202,000 related to the incentive warrants were recorded during 2004 as financing fees in the consolidated statement of operations.

The Company reserved 12,877,366 shares of common stock for issuance upon the exercise of a warrants granted on January 6, 2005 in connection with the Company's private placement of common stock. The warrants are currently exercisable at an exercise price of $0.66 per share to purchase 6,438,685 shares of common stock and $1.00 per share to purchase 6,438,681 shares of common stock. The exercise prices are subject to adjustments for stock splits, combinations, reclassifications and similar events, and the warrants expire on January 6, 2010. As of December 31, 2006, these warrants remain unexercised. The Company has granted the warrant holder certain registration rights with respect to the shares issuable upon exercise of the warrant.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Warrants to purchase 367,500 shares of common stock are currently exercisable at $1.00 per share and expire on March 1, 2007. These warrants were issued to Meridian Investment on March 1, 2002 in conjunction with a debt financing. The exercise price of these warrants is subject to adjustments for stock splits, dividends, combinations, reclassifications, mergers and similar events. As of December 31, 2006, no such adjustments have occurred.

In conjunction with the issuance of the Renewal Note, on July 26, 2006 (See Note 7) the Company issued to Fagan Capital a common stock purchase warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. The exercise price is adjustable pursuant to certain anti-dilution provisions and upon the occurrence of a stock split. The common stock purchase warrant expires on June 1, 2014. In connection with an anti-dilution in this warrant agreement, the Company was required to issue an additional 1,094,476 warrants to Fagan Capital bring the total to 2,253,333. In addition the Company was required to reduce the exercise price from $0.35 to $0.18. In connection with the issuance of these additional warrants and the re-pricing of the old warrants, the Company took a charge to earnings during the year ended December 31, 2006 of $210,000.

On October 25, 2006, in conjunction with the signing of the Purchase Agreement (See Note 7), the Company issued to the Purchasers five year Series A Warrants to purchase an aggregate of 2,420,357 shares of common stock at an initial exercise price of $0.35 per share, one year Series B Warrants to purchase 2,420,357 shares of common stock at an initial exercise price of $0.385 per share, and two year Series C Warrants to purchase an aggregate of 4,840,714 shares of common stock at an initial exercise price of $0.35 per share. In addition, the Company issued to the Purchasers Series D and E Warrants which become exercisable on a pro-rata basis only upon the exercise of the Series C Warrants. The six year Series D Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.35 per share. The six year Series E Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.385 per share. The initial exercise prices for each warrant are adjustable pursuant to a full ratchet anti-dilution provision and upon the occurrence of a stock split or a related event.

On May 12, 2006, the Company issued a total of 108,000 warrants to a Company that is controlled by a director of the Company with an exercise price of $0.39. These warrants expire on May 12, 2016 and vest over one year. The fair value of these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 90%; risk-free interest rate of 4.6%; initial expected life of five years and no expected dividend yield. The fair value of these warrants is being recognized as an expense as the warrants vest. For the year ended December 31, 2006, the Company recognized an expense of $23,000 related to the vesting of these warrants.

On November 6, 2006, the Company issued a total of 2,416,108 warrants to directors of the Company with an exercise price of $0.20. These warrants expire on November 6, 2016 and vesting ranges from immediately to four years. The fair value of these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 158%; risk-free interest rate of 5.0%; initial expected life of five years and no expected dividend yield. The fair value of these warrants is being recognized as an expense as the warrants vest. For the year ended December 31, 2006, the Company recognized an expense of $312,000 related to the vesting of these warrants.

As of December 31, 2006, the Company had 34,017,418 warrants outstanding.

Stock Options

The Company has reserved 2,630,000 shares of its common stock at December 31, 2006 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2006, 368,270 shares of common stock were available for grant and options to purchase 1,981,730 shares of common stock are outstanding under the 2003 Plan.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

The Company has reserved 2,737,622 shares of its common stock at December 31, 2005 for issuance pursuant to the future exercise of outstanding options granted under the 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan permitted the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. This Plan expired on April 30, 2003 and no further issuances will occur. Options to purchase 821,309 shares of common stock are outstanding at December 31, 2006 under the 1994 Plan.

In addition, the Company has reserved 3,029,370 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2006, options to purchase 3,029,370 shares of common stock are outstanding outside of its stock incentive plans.

The following table summarizes all outstanding stock options:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2004	4,672,863	$0.75
Granted	2,671,000	0.33
Exercised	(322,166)	0.14
Forfeited	(643,907)	0.76
Outstanding, December 31, 2005	6,377,790	0.60
Granted	1,884,370	0.30
Exercised	(528,588)	0.13
Forfeited	(2,126,183)	1.07
Outstanding, December 31, 2006	5,607,389	$0.33

Exercisable options:
December 31, 2005	4,040,290	$0.75
December 31, 2006	2,271,576	$0.42

The weighted-average fair value of options granted was $0.24 in 2006 and $0.31 in 2005.
The following table summarizes outstanding stock options approved and not approved by stockholders:

	Options Approved by Stockholders	Options Not Approved by Stockholders	Total Outstanding Options
Outstanding options:
December 31, 2005	4,874,352	1,503,438	6,377,790
December 31, 2006	2,578,019	3,029,370	5,607,389

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2006:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.08 to $0.15	328,000	1.24	$0.10	328,000	$0.10
$0.20 to $0.47	4,803,689	8.31	$0.28	1,567,876	$0.31
$0.53 to $0.88	373,950	6.08	$0.62	273,950	$0.63
$1.38 to $3.44	93,750	2.21	$2.48	93,750	$2.48
$4.53 to $11.41	8,000	0.36	$4.53	8,000	$4.53
	5,607,389			2,271,576

Under the Repine Consulting Agreement, as compensation we granted Dr. Repine a ten year stock option to purchase 200,000 shares of our common stock at an exercise price of $0.20 per share, vesting as follows: (i) 100,000 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 100,000 option shares vesting in eight quarterly installments over two years. Additionally, we granted Dr. Repine, as a sign on bonus, a non-qualified option to purchase 200,000 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the commencement date of October 15, 2006.

On November 6, 2006, the Company entered into an executive employment agreement with Dr. Hausman (“Hausman Employment Agreement”), under which Dr. Hausman was granted a ten year a non-qualified option to purchase 495,000 shares of the Company common stock at an exercise price of $0.20 per share, vesting as follows: (i) 247,500 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 247,500 option shares vesting in eight quarterly installments over two years (the “Initial Option Grant”). Additionally, the Company granted Dr. Hausman, as a sign on bonus, 500,000 restricted shares of common stock and a ten year common stock purchase warrant to purchase 1,505,000 shares at an exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date.

Stock Compensation

The Company granted options to consultants to purchase 50,000 and 63,000 shares of the Company's common stock in 2006 and 2005, respectively. The exercise prices per share for options granted were $0.40 in 2006 and $0.37 in 2005. The options have a 10-year life and vest over periods ranging from one to three years. The fair value of each option was estimated on the date of grant and revalued during the vesting period using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2006 and 2005: expected volatility of 90% and 170%, respectively; average risk-free interest rate of 4.64% and 4.54%; initial expected life of ten years; and no expected dividend yield. Stock compensation expense of $6,000 and $20,000 was recorded in 2006 and 2005, respectively.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Future Warrants and Options Issuable to Consultants

Under the Ambient Advisory Agreement with Ambient Advisors, During the three year term of the agreement, Ambient Advisors will receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by our board of directors or compensation committee. During the remainder of calendar year 2006, Ambient Advisors’ bonus will be pro rated on an annual bonus rate in the range of 25% to 50% of the advisory fee, and the bonus for subsequent years of the term of the agreement will be in a similar target range. The bonuses payable under our agreement with Ambient Advisors will be paid in cash, although at Ambient Advisors’ sole option, they may elect to receive compensation in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Ambient Advisors of the bonus for a particular year.

Under the Repine Consulting Agreement, Dr. Repine is eligible to receive annual and special bonuses based upon the attainment of agreed upon goals and milestones as determined by our Chief Executive Officer. Each bonus payable will be paid in cash, although at Dr. Repine’s sole option, such bonus may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Repine of the particular bonus.

Under the Hausman Employment Agreement, Dr. Hausman will receive annual compensation in the amount of $250,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance was first authorized by the Board of Directors in November 2006, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Dr. Hausman was issued 347,222 restricted shares of common stock. During the three year term of the agreement, Dr. Hausman shall receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the Board of Directors and its Compensation Committee. The bonuses payable hereunder shall be paid in cash, although at Dr. Hausman’s sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Hausman of the bonus for a particular year. Once the Company has raised at least $2.5 million in one or more financings (equity, debt or convertible debt, in addition to the financing closed on October 25, 2006) or in a strategic transaction (in each case, a Qualifying Financing), Dr. Hausman may elect, at any time, in lieu of receiving a quarterly issuance of stock (or warrants in lieu thereof), to receive his base salary in cash, payable monthly on the Company’s regular pay cycle for professional employees.

10. Income Taxes

The Company and BioCheck will file separate federal and state tax returns for 2006 and will continue to file separate tax returns until the Company purchases 80% or more of BioCheck. Deferred tax assets and liabilities as contained on the consolidated balance sheet at December 31, 2006 are attributed solely to BioCheck. The current tax provision for the year ended December 31, 2006 of $112,000 is solely attributed to BioCheck.

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company excluding BioCheck are:

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

	December 31,
	2006	2005
Deferred tax assets:
Federal net operating loss carryforward	$6,589,000	$5,731,000
Temporary deferred tax asset caused by capitalized research and development expenses	5,883,000	5,883,000
Federal R&D tax credit carryforward	235,000	412,000
State net operating loss carryforward and capitalized research and development expenses	1,464,000	1,393,000
Other	80,000	55,000
Deferred tax liabilities - book basis in excess and of noncurrent assets acquired in purchase transactions	(142,000)	(142,000)
Deferred tax assets before valuation	14,109,000	13,332,000
Valuation allowance	(14,109,000)	(13,332,000)
Net deferred income tax assets	$--	$--

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

Statement of Financial Accounting Standards No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. The change in deferred tax assets and the related valuation allowance at December 31, 2006 was and primarily related to the net increase in net operating losses and decrease in capitalized research and development expense.

Tax Carryforward

At December 31, 2006, the Company had net operating loss carryforwards of approximately $19,378,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $235,000 to reduce United States federal taxes in future years. These carryforwards expire as follows:

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

	United States	R&D Tax
	Net Operating	Credit
Year of Expiration	Loss Carryforward	Carryforward
2007	$6,000	$18,000
2008	675,000	6,000
2009	-	30,000
2010	29,000	-
2011-2026	18,668,000	181,000
	$19,378,000	$235,000

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

11. License Agreement

On September 28, 2004, the Company and HaptoGuard Inc, which merged with Alteon, Inc. in 2006 (“Alteon”) entered into a license agreement relating to the Company's proprietary compound BXT 51072 and related compounds.   Under the agreement, Alteon has exclusive worldwide rights to develop, manufacture and market BXT-51072 and related compounds from the Company's library of such antioxidant compounds.  Further, Alteon is responsible for worldwide product development programs with respect to licensed compounds.  Alteon has paid the Company an upfront license fee of $450,000. The agreement provides that Alteon must pay royalties to the Company, as well as additional fees for the achievement of development milestones in excess of $21 million if all milestones are met and regulatory approvals are granted.  The material milestones under the agreement which would generate future payments are as follows: upon initiation of Phase III clinical trials of the products; upon grant by the Food and Drug Administration (FDA) of marketing approval of the products; upon grant by the European Agency for the Evaluation of Medicinal Products (EMEA) for marketing approval of the products; and upon grant of marketing approval of the products for each additional regulatory territory. The royalties paid by the licensee will begin upon the first commercial sale of the licensed products and will vary based upon formulations. The Company has the right to terminate the agreement if the licensee fails to pay the Company any required payments under the agreement or if the licensee fails to comply with certain plan and timeline requirements relating to the development of the licensed compounds and such failure continues for 30 days after the Company has given notice to the licensee of such failure. Either party may terminate the agreement upon 30 days' written notice upon certain events relating to the other party's bankruptcy, insolvency, dissolution, winding up or assignment for the benefit of creditors, or upon the other party's uncured breach of any material provision of the agreement. Otherwise, the agreement terminates when the Company's underlying patents related to the licensed compounds expire.

During December 2005, the Company granted Alteon a six-month extension to begin Phase II, as defined in the original license agreement in exchange for $100,000.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

The Company subsequently entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. with an effective date of April 5, 2007. See Note 15, “Subsequent Events.”

12.  Geographical Reporting

Revenues attributed to North America include shipments to customers in the United States, Canada and Mexico. Revenues attributed to EMEA include shipments to customers in Europe, Middle East and Africa. Revenues from shipments to customers by geographical region are as follows:

	Year Ended December 31,
	2006	2005
North America	$5,319,000	$1,553,000
EMEA	248,000	493,000
Latin America	-	7,000
Asia Pacific	224,000	344,000
Total	$5,791,000	$2,397,000

Revenues from shipments to countries outside of the United States did not exceed 10% of the Company's consolidated total revenues in 2006 and 2005. None of the Company's consolidated long-lived assets were located outside of the United States.

13. Supplemental Cash Flow Disclosures

The Company granted options to consultants to purchase 50,000 and 63,000 shares of the Company's common stock in 2006 and 2005, respectively. Stock compensation expense of $6,000 and $20,000 was recorded in 2006 and 2005, respectively. Cash interest paid was $5,000 and $11,000 in 2006 and 2005, respectively. The $160,000 notes payable to shareholders and accrued interest of $84,000 were converted into 459,355 shares of common stock during April 2005.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

14. Related Party Transactions

On September 15, 2006, Marvin S. Hausman, M.D. was appointed by the board of directors as president and chief executive officer of the Company. Dr. Hausman remains chairman of the board of directors. On November 6, 2006, the Company entered into an employment agreement with Dr. Hausman. The commencement date of the agreement was set retroactively at October 15, 2006 (the “Commencement Date”). Pursuant to the employment agreement, Dr. Hausman will serve as the President and Chief Executive Officer of the Company for a three year period from the Commencement Date, thereafter on a one year basis. Dr. Hausman will receive annual compensation in the amount of $250,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance was first authorized by the Board of Directors in November 2006, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Dr. Hausman was issued 347,222 restricted shares of common stock. During the three year term of the agreement, Dr. Hausman shall receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the Board of Directors and its Compensation Committee. During the remainder of calendar year 2006, Dr. Hausman’s bonus shall be pro rated on an annual bonus rate in the range of 25% to 50% of his base salary, and the bonus for subsequent years of the term of the agreement shall be in a similar target range. The bonuses payable hereunder shall be paid in cash, although at Dr. Hausman’s sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Hausman of the bonus for a particular year. Once the Company has raised at least $2.5 million in one or more financings (equity, debt or convertible debt, in addition to the financing closed on October 25, 2006) or in a strategic transaction (in each case, a Qualifying Financing), Dr. Hausman may elect, at any time, in lieu of receiving a quarterly issuance of stock (or warrants in lieu thereof), to receive his base salary in cash, payable monthly on the Company’s regular pay cycle for professional employees. As part of the compensation under the employment agreement, the Company granted Dr. Hausman a ten year non-qualified option to purchase 495,000 shares of the Company common stock at an exercise price of $0.20 per share, vesting as follows: (i) 247,500 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 247,500 option shares vesting in eight quarterly installments over two years (the “Initial Option Grant”). Additionally, the Company granted Dr. Hausman, as a sign on bonus, 500,000 restricted shares of common stock and a ten year common stock purchase warrant to purchase 1,505,000 shares at an exercise price of $0.20 per share, vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date. The Company shall provide Dr. Hausman with an annual office expense allowance of $50,000, for the costs of maintaining an office in the Stevenson, Washington area. The office expense allowance shall be payable quarterly in advance in the form of common stock, at a price equal to 85% of the Market Price. For the first installment, representing $12,500 of the office expense allowance, Dr. Hausman was issued 69,444 restricted shares of common stock. Hereafter, the office allowance expense will be paid promptly after the determination of the Market Price on the dates that are three months, six months and nine months from the date hereof, and quarterly thereafter for the duration of the term of the agreement. Notwithstanding the foregoing, once the Company has completed a Qualifying Financing, the office expense allowance will be paid in cash in advance, commencing for the quarter next following the quarter in which the Qualifying Financing occurred. Additionally, Dr. Hausman shall receive family health and dental insurance benefits and short-term and long-term disability policies.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

On November 6, 2006, the Company entered into an advisory agreement with Ambient Advisors LLC (“Ambient Advisors”). Gary M. Post, a member of the board of directors, is the manager of Ambient Advisors. The commencement date of the agreement was set retroactively at October 15, 2006 (the “Commencement Date”). Pursuant to the advisory agreement, Ambient Advisors will provide certain services pertaining to strategic planning, financial planning and budgeting, investor relations, corporate finance and such additional roles and responsibilities as requested for a three year period from the Commencement Date, thereafter on a one year basis. Ambient Advisors will receive annual compensation in the amount of $83,333, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance was first authorized by the Board of Directors in November 2006, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Ambient Advisors received a ten year warrant to purchase 173,608 shares of common stock with an exercise price of $0.20 per share, vesting immediately. As part of the compensation under the advisory agreement, the Company granted Ambient Advisors a ten year common stock purchase warrant to purchase 550,000 shares of the Company common stock at an exercise price of $0.20 per share, vesting as follows: (i) 275,000 warrant shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 275,000 warrant shares vesting in eight quarterly installments over two years. Additionally, the Company granted Ambient Advisors, as a sign on bonus, a non-qualified option to purchase 333,333 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date. During the three year term of the agreement, Ambient Advisors shall receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the Board of Directors and its Compensation Committee. During the remainder of calendar year 2006, Ambient Advisors’ bonus shall be pro rated on an annual bonus rate in the range of 25% to 50% of the advisory fee, and the bonus for subsequent years of the term of the agreement shall be in a similar target range. The bonuses payable hereunder shall be paid in cash, although at Ambient Advisors’ sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Ambient Advisors of the bonus for a particular year.

On November 6, 2006, the Company entered into a consulting agreement with John E. Repine, M.D. The commencement date of the agreement was set retroactively at October 15, 2006 (the “Commencement Date”). Pursuant to the consulting agreement, Dr. Repine shall advise the Company concerning matters of antioxidant and inflammation research and potential acquisitions (including products/compounds/ intellectual property, companies), product research and development, and the development and establishment of reference labs for oxidative stress and inflammatory reactions for a three year period from the Commencement Date, thereafter on a one year basis. Dr. Repine will receive annual compensation in the amount of $36,000, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance was first authorized by the Board of Directors in November 2006, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, Dr. Repine received 50,000 restricted shares of common stock. As part of the compensation under the consulting agreement, the Company granted Dr. Repine a ten year stock option to purchase 200,000 shares of the Company common stock at an exercise price of $0.20 per share, vesting as follows: (i) 100,000 option shares vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 100,000 option shares vesting in eight quarterly installments over two years. Additionally, the Company granted Dr. Repine, as a sign on bonus, a non-qualified option to purchase 200,000 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180th day after the Commencement Date. During the term of the consulting agreement, Dr. Repine shall be eligible to receive annual and special bonuses based upon the attainment of agreed upon goals and milestones as determined by the Company Chief Executive Officer. Each bonus payable shall be paid in cash, although at Dr. Repine’s sole option, such bonus may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Dr. Repine of the particular bonus.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Effective December 6, 2005, the Company, BioCheck and Dr. John Chen entered into an executive employment agreement, under which Dr. Chen is employed as president of BioCheck. In the event that BioCheck terminates the employment of Dr. Chen other than for cause, Dr. Chen will be eligible to receive 12 months of his then-current base salary. The Company has granted to Dr. Chen an option to purchase 500,000 shares of common stock at an exercise price of $0.26 per share. Dr. Chen will be eligible for an additional grant of options equal to 250,000 shares of common stock at December 6, 2006 and December 6, 2007, so long as BioCheck's net sales for the then most recently completed fiscal year exceed the net sales of the preceding fiscal year. Stock options vest at 25% per annum subject to continued employment, and all options shall be exercisable for ten years from the date of grant. Dr. Chen shall have a period of 12 months following any termination of employment to exercise vested options. As of December 31, 2006, no additional stock options have been granted to Dr. Chen.

Further, BioCheck and EverNew Biotech, Inc., a California corporation (“EverNew”), entered into a services agreement dated December 6, 2005 (the “Services Agreement”). The holders of the shares of capital stock of EverNew immediately prior to the Initial Closing are substantially the same set of individuals and entities who held BioCheck's common stock immediately prior to the Initial Closing, including Dr. Chen as a significant shareholder. EverNew is an emerging point-of-care diagnostics company, with a number of products in development. EverNew shall render certain services to BioCheck, including assay research and development work, and BioCheck shall render certain administrative services to EverNew. In consideration of services to be provided by EverNew, BioCheck shall pay to EverNew $12,000 per month, provided, however, if the sum of EverNew's gross revenues for a consecutive three month period during the term of the Services Agreement equals or exceeds $100,000, then BioCheck shall no longer be obligated to pay EverNew any amounts for the remainder of the term of the Services Agreement. Further, in such event, EverNew shall pay BioCheck an amount equal to the EverNew Service Cost per month for the remainder of the term of the Services Agreement, and the EverNew Service Cost for such month shall be reduced by the amount of the BioCheck compensation paid to BioCheck for such month.

In addition, the Company, BioCheck and EverNew entered into an option and reimbursement agreement dated December 6, 2005 (the “Option Agreement”). Pursuant to the terms of the option agreement, EverNew and its shareholders have granted to the Company a call option and a right of first refusal to purchase all of the assets or equity securities of EverNew.
On November 17, 2005, the Company entered into a one year consulting agreement with NW Medical Research Partners, Inc. that was renewable for a second year. Marvin S. Hausman, M.D. is the sole member and manager of NW Medical Research Partners. Dr. Hausman had previously been the Company's interim Chief Executive Officer and was the Company's interim Chief Financial Officer at December 31, 2005. Dr. Hausman is currently the Company’s President and Chief Executive Officer and Chairman of the Company's Board of Directors and a former Chairman and Chief Executive Officer of TorreyPines Therapeutics, Inc., which currently holds approximately 36% of the Company's common stock. Dr. Hausman’s monthly compensation was $5,000 and $500 per hour for any hours over 20 hours per month up to a limit of 50 hours per month. Dr. Hausman was granted a stock option to purchase 108,000 shares of the Company's common stock at an exercise price of $0.37 per share. The option vested monthly over a year. Dr. Hausman was reimbursed for his healthcare insurance. On October 12, 2006, the Company mutually agreed with Dr. Hausman to terminate the consulting agreement with NW Medical Research Partners effective October 15, 2006.

OXIS International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

15. Subsequent Events

Settlement Agreement with Steve Guillen.

In March 2007, the Company and Mr. Guillen executed and delivered a Confidential Separation Agreement (dated February 12, 2007), under which the Company agreed to pay Mr. Guillen the sum of $250,000 in twelve equal monthly installments, subject to standard payroll deductions and withholdings. The Company also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. Mr. Guillen would have the right to exercise his options until September of 2009. The Company also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. In exchange for these payments and benefits, Mr. Guillen and the Company agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with the Company.

License Agreement with Alteon

The Company entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. with an effective date of April 5, 2007. Pursuant to the license agreement the Company grants Alteon an exclusive, sole, worldwide license to develop, manufacture and market BXT-51072 and related compounds covered by certain patent rights, with the right to sublicense. This license agreement amends and supersedes the Exclusive License and Supply Agreement previously entered into between the Company and HaptoGuard, Inc. (now part of Alteon) on September 28, 2004, as amended. Alteon’s lead compound under the previous license, ALT-2074 (formerly BXT 51072) is currently in a Phase 2 clinical study for cardiovascular indications and is one of a family of licensed compounds that are orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies. Unlike the previous license agreement with HaptoGuard, in this Amended and Restated Exclusive License Agreement, the license is not limited in relation to particular clinical indications. Under the license agreement, Alteon is responsible for funding product development programs with respect to the licensed compounds. The Company shall receive a non-refundable up-front license fee of $500,000 and Alteon is obligated to pay royalties on net sales of licensed products, with certain adjustments under certain conditions, as well as additional fees for the achievement of certain development and regulatory approval milestones. There can be no assurances that royalty payments will result or that milestone payments will be realized. In addition, within 14 days of the effective date of the license agreement, Alteon will purchase shares of common stock at a premium to the market price in the aggregate amount of $500,000. Alteon shall control, prosecute and maintain all licensed patents and shall be responsible for all costs and expenses in connection with the filing, prosecution and maintenance of the licensed patents. The Company has the right to terminate the license agreement if Alteon fails to pay the Company any required payments under the license agreement and such failure is not cured after written notice. Alteon may terminate the agreement by providing us with 180 days’ written notice. Either party may terminate the agreement upon 30 days’ written notice upon certain events relating to the other party’s bankruptcy, insolvency, dissolution, winding up or assignment for the benefit of creditors, or upon the other party’s uncured breach of any material provision of the agreement. Otherwise, the license agreement terminates upon the expiration of the underlying patents relating to the licensed compounds, on a country by country basis. As a part of the agreement, Alteon agreed to make an equity investment in our common stock, at a per-share price equal to 125% of the ten-day average trading price following the effective date of the agreement and no less than $0.24 per share, resulting in net proceeds to us of $500,000.

Resignation of Director

    Effective April 12, 2007, Steven T. Guillen resigned from the Company’s board of directors.