Form 10QSB
period 2007-03-31
OXIS INTERNATIONAL INC
filed 2007-05-15
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

At May 10, 2007, the issuer had outstanding the indicated number of shares of common stock: 44,527,476.

Transitional Small Business Disclosure Format YES ☐ NO ☑

OXIS INTERNATIONAL, INC.
FORM 10-QSB
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
OXIS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,193,000	$1,208,000
Accounts receivable, net	820,000	732,000
Inventory	506,000	561,000
Prepaid expenses and other current assets	104,000	130,000
Deferred tax assets	10,000	10,000
Restricted cash	—	3,060,000
Total Current Assets	2,633,000	5,701,000
Property, plant and equipment, net	224,000	244,000
Patents, net	736,000	761,000
Goodwill and other assets, net	1,291,000	1,291,000
Total Other Assets	2,251,000	2,296,000
TOTAL ASSETS	$4,884,000	$7,997,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$919,000	$714,000
Accrued expenses	942,000	838,000
Accounts payable to related party	54,000	49,000
Warrant liability	2,266,000	2,314,000
Accrued derivative liability	662,000	678,000
Notes Payable	--	3,060,000
Total Current Liabilities	4,843,000	7,653,000
Long-term deferred taxes	25,000	25,000
Convertible debentures, net of discounts of $1,060,000	290,000	124,000
Total Liabilities	5,158,000	7,802,000
Minority interest	847,000	770,000
Commitments and Contingencies	—	—
Stockholders’ Equity (Deficit):
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series B - 0 and 0 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively (aggregate liquidation preference of $1,000)	—	—
Series C - 96,230 shares issued and outstanding	1,000	1,000
Common stock - $0.001 par value; 150,000,000 shares authorized; 44,527,476 and 44,527,476 shares issued and outstanding at March 31, 2007 and December 31, 2006	45,000	45,000
Additional paid-in capital	70,343,000	70,115,000
Accumulated deficit	(71,093,000)	(70,319,000)
Accumulated other comprehensive loss	(417,000)	(417,000)
Total stockholders’ equity (deficit)	(1,066,000)	(575,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,884,000	$7,997,000
See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007 (unaudited)	2006 (unaudited)
Revenue
Product revenues	$1,268,000	$1,513,000
License revenues	123,000	—
Total Revenue	1,391,000	1,513,000
Cost of product revenues	729,000	816,000
Gross profit	662,000	697,000
Operating expenses:
Research and development	173,000	213,000
Selling, general and administrative	941,000	1,064,000
Total operating expenses	1,114,000	1,277,000
Loss from operations	(452,000)	(580,000)
Other income (expenses):
Interest income	25,000	20,000
Other income	21,000	—
Change in value of warrant and derivative liabilities	63,000	—
Interest expense	(241,000)	(27,000)
Other expense	(8,000)	—
Total other income and (expenses)	(140,000)	(7,000)
Minority Interest in Subsidiary	(77,000)	(50,000)
Loss before provision for income taxes	(669,000)	(637,000)
Provision for income taxes	105,000	53,000
Net loss	$(774,000)	$(690,000)
Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	44,527,476	42,538,397

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2007 (unaudited)	2006 (unaudited)
Cash flows from operating activities:
Net loss	$(774,000)	$(690,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	21,000	18,000
Amortization of intangible assets	25,000	32,000
Stock compensation expense for options and warrants issued to employees and non-employees	228,000	95,000
Amortization of debt discount	166,000	—
Minority interest in subsidiary	77,000	50,000
Change in value of warrant and derivative liabilities	(64,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(88,000)	(137,000)
Inventories	55,000	10,000
Prepaid expenses and other current assets	26,000	72,000
Accounts payable	205,000	199,000
Accrued expenses	104,000	(94,000)
Accounts payable to related party	5,000	(40,000)
Net cash used in operating activities	(14,000)	(485,000)
Cash flows from investing activities:
Investment in restricted certificate of deposit	—	(3,060,000)
Proceeds from restricted certificate of deposit	3,060,000	3,060,000
Capital expenditures	(1,000)	(7,000)
Increase in patents	—	(3,000)
Net cash used in investing activities	3,059,000	(10,000)
Cash flows from financing activities:
Proceeds from short-term borrowing	—	3,660,000
Repayment of short-term borrowings	(3,060,000)	(3,060,000)
Net cash provided by financing activities	(3,060,000)	600,000
Net increase (decrease) in cash and cash equivalents	(15,000)	105,000
Cash and cash equivalents - beginning of period	1,208,000	614,000
Cash and cash equivalents - end of period	$1,193,000	$719,000
See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1. The Company and Summary of Significant Accounting Policies

OXIS International, Inc. with its subsidiaries (collectively, “OXIS” or the “Company”) is engaged in the development of clinical and research assays, diagnostics, nutraceutical and therapeutic products, which include new technologies applicable to conditions and diseases associated with oxidative stress. OXIS derives its revenues primarily from sales of research diagnostic assays to research laboratories. The Company’s diagnostic products include twenty-five research assays to measure markers of oxidative stress.

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

The Company incurred net losses of $774,000 in the first quarter of 2007 and $4,940,000 in 2006. The Company recently obtained debt financing in the amount of $1,350,000. Such financing resulted in non-cash financing charges of $1,674,000 in 2006. The Company’s plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company cannot assure you that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2007

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $71,093,000 through March 31, 2007. On a consolidated basis, the Company had cash and cash equivalents of $1,193,000 at March 31, 2007 of which $979,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities. Management believes and presently anticipates that the cash held by the OXIS parent company of $214,000 at March 31, 2007 plus the $1 million expected to be received from Alteon (See Note 5) will provide sufficient cash flow to sustain the Company’s operations through 2007. An estimated $1,000,000 is believed necessary to continue operations through the next fiscal year and approximately $3,000,000 would be needed in order for OXIS to exercise its option to purchase the remaining 49% of BioCheck. The Company plans to increase revenues by our marketing campaign and the introduction of new products. However, the Company may not successfully obtain debt or equity financing on terms acceptable to us, or at all, that will be sufficient to finance our goals or to increase product related revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Basis of Presentation

The consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial information. Accordingly, these financial statements and notes thereto do not include certain disclosures normally associated with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This interim financial information should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) and disclosures considered necessary for a fair presentation of the results of the interim periods presented. This interim financial information is not necessarily indicative of the results of any future interim periods or for the Company’s full year ending December 31, 2007.

Segment Reporting

The Company operates in one reportable segment.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2007

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

Stock-Based Compensation

Management implemented SFAS 123R effective January 1, 2006, using the modified prospective application method. Under the modified prospective application method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite service is rendered on or after January 1, 2006. The compensation cost for awards issued prior to January 1, 2006 attributed to services performed in years after January 1, 2006 uses the attribution method applied prior to January 1, 2006 according to SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued. . The Company recognized $76,000 and $71,000 in share-based compensation expense for the three months ended March 31, 2007 and 2006, respectively.

The Company issued 30,000 and 280,000 stock options to employees and directors during the three months ended March 31, 2007 and 2006, respectively. The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2007 and 2006: expected volatility of 160% and 90%, respectively; average risk-free interest rate of 5.0% and 4.45%, respectively; initial expected life of 9.0 years and 4.45 years, respectively; no expected dividend yield; and amortized over the vesting period of typically one to four years.

The Company undertook a comprehensive study of options issued over the life of the Company’s option plans to determine historical patterns of options being exercised and forfeited. The results of this study were used as a source to estimate expected life and forfeiture rates. The new estimated life of 4.45 years was applied only to determine the fair value of awards issued after January 1, 2006. The estimated forfeiture rate of 40% was applied to all awards that vested after January 1, 2006, including awards issued prior to that date, to determine awards expected to be exercised

Stock options issued to non-employees as consideration for services provided to the Company have been accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation expense be recognized for all such options.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2007

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares are 357,508 and 940,505 for the three months ended March 31, 2007 and 2006, respectively. These shares were excluded from net diluted loss per share because of their anti-dilutive effect.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R).” One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the company’s financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2007

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2007

2. Notes Payable

	March 31, 2007	December 31, 2006
Note payable to KeyBank, N.A.	$—	$3,060,000

  On December 2, 2005, the Company entered into a non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit at KeyBank under the loan agreement. The loan bore interest at an annual rate that was 2.0% greater than the interest rate on the certificate of deposit. The Company’s $3,060,000 loan with KeyBank was repaid during February 2006 and a new one-year loan agreement was entered into with Bridge Bank. The Company granted a security interest in its $3,060,000 certificate of deposit transferred from KeyBank to Bridge Bank. The loan bore interest at 3.0% and the certificate of deposit bore interest at 1.0%. This loan was repaid in full in February 2007.

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

Pursuant to the terms of the Purchase Agreement, the Company issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The Debentures mature on October 25, 2008, but may be prepaid by the Company at any time provided that the common stock issuable upon conversion and exercise of the Warrants is covered by an effective registration statement. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision (the “Conversion Price”). Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If the Company chooses to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount. The Company has not made the required Monthly Redemption Amounts and is currently in default on these payments. The Monthly Redemption Amount is approximately $77,000 and the Company is currently four months behind. As of about May 14, 2007, the Company would have to issue approximately 1,600,000 shares of common stock to satisfy the Monthly Redemption Amount of approximately $308,000 in arrears.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2007

Pursuant to the Debentures, the Company agreed that it will not incur additional indebtedness for borrowed money, other than its current Bridge Bank promissory note which has now been repaid. The Company also agreed that it will not pledge, grant or convey any new liens on its assets. The obligation to pay all unpaid principal will be accelerated upon an event of default, including upon failure to perform its obligations under the Debenture covenants, failure to make required payments, default on any of the Transaction Documents or any other material agreement, lease, document or instrument to which the Company is obligated, the bankruptcy of the Company or related events. The Purchasers have a right of first refusal to participate in up to 100% of any future financing undertaken by the Company until the later of the date that the Debentures are no longer outstanding and the one year anniversary of the effective date of the registration statement. The Company is restricted from issuing shares of common stock or instruments convertible into common stock for 90 days after the effective date of the registration statement with certain exceptions. The Company is also prohibited from effecting any subsequent financing involving a variable rate transaction until such time as no Purchaser holds any of the Debentures. In addition, until such time as any Purchaser holds any of the securities issued in the Debenture transaction, if the Company issues or sells any common stock or instruments convertible into common stock which a Purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the Transaction Documents, the Company is obligated to amend the terms of the Transaction Documents to such Purchaser the benefit of such better terms. The Company may prepay the entire outstanding principal amount of the Debentures, plus accrued interest and other amounts payable, at its option at any time without penalty, provided that a registration statement is available for the resale of shares underlying the Debentures and Warrants, as more fully described in the Debentures. The purpose of this Debenture transaction was to provide the corporation with intermediate term financing as it seeks longer term financing.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2007

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

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The Monthly Redemption Amounts can be paid with common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $690,000 on October 25, 2006.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants issued in this transaction into common stock. Therefore, the warrants issued in connection with this transaction have a fair value of $2,334,000 at October 20, 2006.  The value of the warrants was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 158% and expected term of one to six years.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value on each balance sheet date with the change being shown as a component of net loss.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $690,000 and $2,334,000, respectively.  The first $1,350,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the convertible debenture and the excess of $1,674,000 has been shown as financing costs in the statement of operations for the year ended December 31, 2006.

At March 31, 2007, the Company determined the fair value of the beneficial conversion feature and the warrants was $622,000 and $2,266,000, respectively. The aggregate decrease in fair value of these two liabilities from December 31, 2006 to March 31, 2007 of $63,000 is shown as other income in the accompanying consolidated statements of operations for the three months ended March 31, 2007. The fair value of beneficial conversion feature and the warrants will be determined at each balance sheet date with the change from the prior period being reported as other income (expense).

3. Supplemental Cash Flow Disclosures

The Company recognized non-cash compensation expense of $152,000 and $24,000 related to the issuance and vesting of stock options issued to consultants in the three months ended March 31, 2007 and 2006, respectively. The Company recognized non-cash compensation expense of $76,000 and $71,000 related to the issuance and vesting of stock options issued to employees in the three months ended March 31, 2007 and 2006, respectively. Cash interest paid was $0 and $41,000 in the three months ended March 31, 2007 and 2006, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2007

4. Related Party Transactions

On March 8, 2007, the Company entered into a Confidential Separation Agreement (dated February 12, 2007) with Steve Guillen, under which the Company agreed to pay Mr. Guillen the sum of $250,000 in monthly installments of $10,000 each, subject to standard payroll deductions and withholdings.  The separation agreement also provides that in the event the Company obtains additional financing in the amount of $1 million or more after February 12, 2007, whether in one transaction or multiple transactions and whether in the form of debt or equity, or in the event of a change in control as defined in the employment agreement between us and Mr. Guillen, then no later than 10 days thereafter, the Company shall pay Mr. Guillen an amount equal to $10,833.33 multiplied by the number of months that he has been paid $10,000 toward the separation benefit (the “First Catch-Up Payment”), and thereafter will be paid $20,833.33 per month, provided that the total separation benefit, including any Catch-Up Payment, shall not exceed $250,000. In the event that the total additional financing received after February 12, 2007 reaches $2 million or more, then no later than 10 days thereafter, the Company shall pay Mr. Guillen up to an additional $104,166.65 (the “Second Catch-Up Payment” representing amounts which might have been paid on the separation benefit prior to the execution of the Separation Agreement), provided that in no event shall the total amount of monthly payments toward the separation benefit and the First and Second Catch-Up Payments exceed the $250,000 total amount due as separation benefit.  The Company also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. The value of the unvested options that became immediately vested is $68,533. Mr. Guillen would have the right to exercise his options until the later of the fifth anniversary of the date that the Company's compensation committee approved Mr. Guillen’s stock options, or February 15, 2010. A copy of a registration rights agreement between us and Mr. Guillen regarding these securities is included as Exhibit 99.1 on the Company's current report on Form 8-K/A filed on May 3, 2007. The Company also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. In exchange for these payments and benefits, Mr. Guillen and the Company agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with the Company. A copy of the separation agreement was included as Exhibit 10.43 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

5. Subsequent Events

Exclusive License Agreement with Alteon

On April 2, 2007, the Company entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. (“Alteon”), under which the Company granted Alteon worldwide exclusive rights to a family of orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies. Previously, OXIS was a party to a license agreement dated September 28, 2004 with HaptoGuard, Inc., which was subsequently acquired by Alteon. The amended and restated exclusive license agreement supercedes and replaces the prior agreement with HaptoGuard. The new agreement expands the scope of the original agreement to also include non-cardiovascular indications.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2007

    Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three-year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license. Alteon agreed to pay OXIS a non-refundable sum of $500,000, payable in six monthly installments of $50,000, with the remaining $200,000 payable upon the closing of a financing of Alteon approved by Alteon’s shareholders. As of May 10, 2007, the Company has so far received two monthly installments of $50,000 each.

The agreement also provides for milestone payments to the Company upon certain significant milestone events in the development of a potential drug product. The agreement also entitles the Company to various levels of sublicensing fees and royalties based on a percentage of net sales of the licensed product.

As part of the agreement, Alteon agreed to make an equity investment in our common stock, at a per-share price equal to 125% of the trading price on the trading day immediately proper to such purchase, and no less than $0.24 per share, resulting in net proceeds to the Company of $500,000. Subsequent to the signing of the agreement, the parties determined that Alteon’s equity investment would be made at a purchase price of $0.31 per share.

The agreement is terminable for cause by either party, by Alteon with or without cause with 180 days’ prior written notice, or by the Company if Alteon does not make timely payments under the license.

Departure of Director

    On April 12, 2007, Steve Guillen resigned from the board of directors of OXIS. His resignation was pursuant to a separation agreement described in Note 4 above.

Lawsuit

    On or around April 13, 2007, Applied Genetics Incorporated Dermatics (“AGI”) initiated a lawsuit against OXIS alleging in part that AGI’s production, use and sale of L-ergothioneine does not infringe the patents held by OXIS. The complaint also alleges that certain actions taken by OXIS to protect and enforce its patents have caused damage to AGI, and asserts claims of unfair competition, tortious interference with prospective economic advantage and contractual relations. The complaint also challenges the validity of one of the Company's patents. Management believes these claims, allegations and assertions are groundless, and the Company intends to vigorously pursue its legal rights to enforce and protect its patent rights.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “might,” “would,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans,” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Plan of Operation” sections of this report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections below, and other sections of this report.

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

The following discussion should be read in conjunction with the consolidated financial statements and the notes included in this report on Form 10-QSB.

Overview

OXIS International, Inc. focuses on the research and development of technologies and therapeutic products in the field of oxidative stress/inflammatory reaction, diseases that are associated with damage from free radicals and reactive oxygen species. Biological free radicals are the result of naturally occurring processes such as oxygen metabolism and inflammatory reactions. Free radicals react with key organic substances such as lipids, proteins and DNA. Oxidation of these biomolecules can damage them, disturbing normal functions and may contribute to a variety of disease states. Organ systems that are predisposed to oxidative stress and damage are the pulmonary system, the brain, the eye, circulatory system, and reproductive systems. A prime objective of OXIS is to use its broad portfolio of oxidative stress biomarkers to identify associations between reactive biomarker signals and various disease etiologies and conditions.

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

We incurred net losses of $774,000 in the first quarter of 2007 and $4,940,000 in 2006. We recently obtained debt financing in the amount of $1,350,000. Such financing resulted in a non-cash financing charges of $1,674,000 in 2006. Our plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, we can not assure you that we will accomplish this task and there are many factors that may prevent us from reaching our goal of profitability.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $71,093,000 through March 31, 2007. On a consolidated basis, we had cash and cash equivalents of $1,193,000 at March 31, 2007 of which $979,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities. We may seek additional loan and/or equity financing to expand operations, implement our marketing campaign, and hire additional personnel.  Additionally, we plan to acquire the remaining 49% of BioCheck that we currently do not own, and this may require additional financing. We plan to increase revenues by our marketing campaign and the introduction of new products. However, we may not successfully obtain debt or equity financing on terms acceptable to us, or at all, that will be sufficient to finance our goals or to increase product related revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

Recent Developments

Current significant financial and operating events and strategies are summarized as follows:

Product Development

During 2006, we expanded our OXIS product portfolio of research assay kits for the research markets with the addition of eight new assay products. The OXIS parent company offers approximately 25 research diagnostic assay test kits for markers of oxidative and nitrosative stress. We also market antibodies, enzymes and controls for use primarily in research laboratories. Given the availability of sufficient capital resources, we plan to pursue research and development of additional oxidative stress cardiac markers.  We are planning to expand our cardiovascular and inflammatory products and assays through the combination of our MPO assay with other in-house assays and new assays in development.  We also believe that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter.  We are currently testing Ergothioneine produced in bulk to ensure that its purity level is acceptable. Given the availability of sufficient capital resources and the successful scale-up to a bulk manufacturing process that ensures an acceptable level of purity, we intend to pursue the development of Ergothioneine for use in the over the counter market, however, there can be no assurance as to when or if we will launch Ergotheioneine on a commercial basis as a nutraceutical.

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

In addition, BioCheck has developed research assays and rabbit monoclonal antibodies for the detection of human and mouse Id proteins. Id proteins play a central role in cell differentiation, and Id1 and Id3 play a central and critical role in tumor related angiogenesis.  BioCheck began making Id protein reagents commercially available in January 2007, and it expects that the Id protein assays will be ready for commercial launch during 2007.

Management Team and Board of Directors

On February 28, 2005, Steve T. Guillen was appointed as our President and Chief Executive Officer. Mr. Guillen replaced Marvin S. Hausman, M.D., as acting Chief Executive Officer and Dr. Hausman remained as Chairman of the board of directors. During October 2005 John Repine, M.D., Chief Executive Officer, President and Scientific Director of the Webb-Waring Institute for Cancer, Aging and Antioxidant Research joined our board of directors. Effective December 6, 2005, Dr. John Chen entered into an executive employment agreement with us as President of BioCheck. Michael D. Centron was appointed as our Vice President and Chief Financial Officer during January 2006, replacing Dr. Hausman as acting Chief Financial Officer. During February 2006, we hired Randall Moeckli as a full time employee and Senior Director of Sales and Marketing, however, we subsequently mutually agreed with Mr. Moeckli to change his status from full time employee to an independent consultant. On March 15, 2006, Gary M. Post, Managing Director of Ambient Advisors, LLC, joined our board of directors. Timothy C. Rodell, M.D., declined to stand for re-election at the Annual Meeting of Stockholders held on August 1, 2006. On September 15, 2006, Steven T. Guillen’s employment as the Company’s President and Chief Executive Officer was terminated. Mr. Guillen remained a member of the board of directors until his resignation in April 2007. On September 15, 2006, Marvin S. Hausman, M.D., was appointed by the board of directors as President and Chief Executive Officer of the Company. Dr. Hausman remains Chairman of the board of directors. Mr. Centron resigned as an officer and employee effective November 15, 2006. On January 11, 2007, Matthew Spolar, Vice President, Product Technology for Atkins Nutritionals, Inc., was appointed to our board of directors. Also on January 11, 2007, the board of directors approved an amendment to our bylaws to fix the number of authorized directors at six. In March 2007, we retained Kevin Pickard, a certified public accountant, to provide management with support and assistance with regard to certain matters previously handled by Michael Centron, our former Chief Financial Officer. On April 12, 2007, Mr. Guillen resigned from the board of directors.

Loan

On December 6, 2005, we entered into a non-revolving one-year loan agreement with KeyBank, N.A., or KeyBank, and received funds of $3,060,000 to purchase 51% of BioCheck’s common stock. As security for our repayment obligations, we granted a security interest to KeyBank in our $3,060,000 certificate of deposit at KeyBank. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into with Bridge Bank. As part of the loan arrangement with Bridge Bank, we granted a security interest in a $3,060,000 certificate of deposit moved from KeyBank to Bridge Bank. The loan bore interest at 3.0% and the certificate of deposit bore interest at 1.0%. This loan was paid in full in February 2007 primarily with the proceeds from the non-renewal of the certificate of deposit.

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

Under the debentures, we agreed that we will not incur additional indebtedness for borrowed money, other than the Bridge Bank Promissory Note which has now been repaid. We also covenant that we will not pledge, grant or convey any new liens on its assets. The obligation to pay all unpaid principal will be accelerated upon an event of default, including upon failure to perform its obligations under the Debenture covenants, failure to make required payments, default on any of the Transaction Documents or any other material agreement, lease, document or instrument to which we are obligated, the bankruptcy of OXIS or related events. The Purchasers have a right of first refusal to participate in up to 100% of any future financing undertaken by us until the later of the date that the debentures are no longer outstanding and the one year anniversary of the effective date of the registration statement. We are restricted from issuing shares of common stock or instruments convertible into common stock for 90 days after the effective date of the registration statement with certain exceptions. We are also prohibited from affecting any subsequent financing involving a variable rate transaction until such time as no Purchaser holds any of the debentures. In addition, until such time as any Purchaser holds any of the securities issued in the Debenture transaction, if we issue or sell any common stock or instruments convertible into common stock which a Purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the Transaction Documents, we are obligated to amend the terms of the Transaction Documents to such Purchaser the benefit of such better terms. We may prepay the entire outstanding principal amount of the debentures, plus accrued interest and other amounts payable, at our option at any time without penalty, provided that a registration statement is available for the resale of shares underlying the debentures and warrants, as more fully described in the debentures. The purpose of this Debenture transaction was to provide us with intermediate term financing as we seek longer term financing.

    We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006. Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default. Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full. Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest. If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance. We are negotiating with such purchasers for waivers from such events of default and the right to issue shares in lieu of cash payment of the unpaid redemption payments plus accrued interest to the purchasers. The Monthly Redemption Amount is approximately $77,000 and as of May 1, 2007 we are currently four months behind. We would have to issue approximately 1,600,000 shares of common stock to satisfy the Monthly Redemption Amount of approximately $308,000 in arrears. We cannot give any assurance that the each of the four purchasers will accept such a cure for this default.

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

Exclusive License Agreement with Alteon

On April 2, 2007, we entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. (“Alteon”), under which we granted Alteon worldwide exclusive rights to a family of orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies. Previously, OXIS was a party to a license agreement dated September 28, 2004 with HaptoGuard, Inc., which was subsequently acquired by Alteon. The amended and restated exclusive license agreement supercedes and replaces the prior agreement with HaptoGuard. The new agreement expands the scope of the original agreement to also include non-cardiovascular indications.

Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three-year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license. Alteon agreed to pay us a non-refundable sum of $500,000, payable in six monthly installments of $50,000, with the remaining $200,000 payable upon the closing of a financing of Alteon approved by Alteon’s shareholders. As of May 10, 2007, we have so far received two monthly installments of $50,000 each. The agreement also provides for milestone payments to us upon certain significant milestone events in the development of a potential drug product. The agreement also entitles us to various levels of sublicensing fees and royalties based on a percentage of net sales of the licensed product.

As part of the agreement, Alteon agreed to make an equity investment in our common stock, at a per-share price equal to 125% of the trading price on the trading day immediately prior to such purchase, and no less than $0.24 per share, resulting in net proceeds to us of $500,000. Subsequent to the signing of the agreement, the parties determined that Alteon’s equity investment would be made at a purchase price of $0.31 per share.

The agreement is terminable for cause by either party, by Alteon with or without cause with 180 days’ prior written notice, or by us if Alteon does not make timely payments under the license.

Results of Operations

Revenues

The following table presents the changes in revenues from 2006 to 2007:

	Quarters ended March 31,		Increase (Decrease) from 2006
	2007	2006	Amount	Percent
Product revenues	$1,268,000	$1,513,000	$(245,000)	(16.2%)
License revenues	$123,000	—	$123,000	—

The decrease in product revenues was primarily attributable to loss of an account from 2006 to 2007 and some reduction in product pricing. We expect second quarter 2007 product revenues to be approximately the same as the first quarter. However, we are developing new diagnostic test kits and evaluating our product offerings, pricing and distribution network in order to increase sales volume.

Cost of product revenues

The following table presents the changes in cost of product revenues from 2005 to 2006:

	Quarters ended March 31,		Decrease from 2006
	2007	2006	Amount	Percent
Cost of product revenues	$729,000	$816,000	$(87,000)	(10.7%)

The decrease in cost of product revenues is attributable to the decrease in product sales. We expect second quarter 2007 product costs to be approximately the same as the first quarter adjusted for any changes in revenues.

Gross profit of $662,000 in 2007 was less than the gross profit of $697,000 in 2006. Gross profit as a percentage of revenues was 47.6% in the first quarter of 2007 compared to 46.1% for the first quarter of 2006. The increase in gross profit percentage is due to the increase in licensing revenues which do not have an associated cost of sales offset by lower gross profit on our product sales. The gross profit for the product revenue decreased to 45.5% for the three months ended March 31, 2007 compared to 46.1% for the three months ended March 31, 2006 due to a slight decrease in the selling price of our products.

Research and development expenses

The following table presents the changes in research and development expenses from 2006 to 2007:

	Quarters ended March 31,		Decrease from 2006
	2007	2006	Amount	Percent
Research and development expenses	$173,000	$213,000	$(40,000)	(18.8%)

The decrease in research and development expenses is primarily attributable to a change in mix from currently expensed research and development toward patent development and other capitalized research programs and projects. We expect second quarter 2007 research and development costs to be approximately the same as the first quarter. However, the actual amount of research and development expenses will fluctuate with the availability of attractive projects and the availability of the assoicated required funding.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2006 to 2007:

	Quarters ended March 31,		Decrease from 2006
	2007	2006	Amount	Percent
Selling, general and administrative expenses	$941,000	$1,064,000	$(123,000)	(11.6%)

The decrease in selling, general and administrative expenses is primarily attributed to a reduction in overhead costs as a result of efficiencies and reduction in costs gained by our move from Portland to Foster City. We expect second quarter 2007 selling, general and administrative expenses to be approximately the same as the first quarter.

Interest Income

The increase in interest income from $20,000 in 2006 to $25,000 in 2007 is primarily due to an increase in cash available for investment activities.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.

Interest Expense

Interest expense was $241,000 in 2007 compared to $27,000 in 2006. The increase is due to the interest on the convertible debentures and the amortization of the debt issuance costs associated with the convertible debentures.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $1,193,000 at March 31, 2007 of which $979,000 was held by BioCheck. The cash held by the OXIS parent company was $214,000 at March 31, 2007. We used $14,000 of cash in our operating activities during the first quarter of 2007. The cash held by the OXIS parent company of $214,000 at March 31, 2007 plus the $1 million aggregate amount we expect to receive from Alteon should be sufficient to sustain our operations through 2007. As of May 10, 2007, we have so far received two monthly installments of $50,000 each from Alteon pursuant to the terms of our new license agreement (see Note 5). Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain BioCheck’s operating activities. However, we cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our parent level operating expenses. During March 2006, we received $200,000 from Steven T. Guillen, our President and Chief Executive Officer in exchange for a promissory note and we entered into a Promissory Note with Fagan Capital, Inc., pursuant to which Fagan Capital loaned us $400,000. Both of these notes were repaid from the proceeds of our $1,350,000 convertible debenture offering in October 2006. In addition, in connection with the license agreement between Alteon and us, Alteon agreed to make an equity investment in our common stock, at a per-share price equal to 125% of the ten-day average trading price following the effective date of the agreement and no less than $0.24 per share, which per our agreement is expected to result in net proceeds to us of $500,000. Subsequent to the signing of the agreement, the parties determined that Alteon’s equity investment would be made at a purchase price of $0.31 per share.

On December 2, 2005, we entered into non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into at Bridge Bank. In February 2007, we used the proceeds from the certificate of deposit to pay off the loan with Bridge Bank. Steven T. Guillen, our president and chief executive officer at that time, purchased 600,000 shares of common stock for $240,000, pursuant to the terms of an employment agreement on February 28, 2005. This loan has since been repaid.

On October 25, 2006, we completed a private placement of debentures and warrants under a securities purchase agreement with four accredited investors. In this financing we issued secured convertible debentures in an aggregate principal amount of $1,694,250 (referred to in this report as the “debentures”), and Series A, B, C, D, and E common stock warrants (referred to in this report as the “warrants”). We also provided the investors registration rights under a registration rights agreement, and a security interest in our assets under a security agreement to secure performance of our duties and obligations under the debentures. Under the warrants, the investors have the right to purchase an aggregate of approximately 14.5 million shares of our common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, and these exercise prices are adjustable according to a full ratchet anti-dilution provision, i.e., the exercise price may be adjusted downward in the event that we conduct a financing at a price per share below $0.35 or $0.385 per share, respectively. The Series D and E warrants are only exercisable pro rata subsequent to the exercise of the Series C warrants. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this prospectus as the “conversion price”). Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount. The Company has not made the required Monthly Redemption Amounts and is currently in default on these payments.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Basis of Consolidation

The consolidated financial statements contained in this report include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. On December 6, 2005, we purchased 51% of the common stock of BioCheck. This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.

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

Long-Lived Assets

Our long-lived assets include property, plant and equipment, capitalized costs of filing patent applications and goodwill and other assets. See Notes 1, 4, 5 and 6 to the audited consolidated financial statements for the year ended December 31, 2006 included in Form 10-KSB for more detail regarding our long-lived assets. We evaluate our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

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

We had cash and cash equivalents of $1,193,000 at our parent level at March 31, 2007. We cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our operating expenses at the parent level, since currently BioCheck is not our wholly-owned subsidiary. We obtained debt financing in the amount of $1,350,000 on October 25, 2006. In order to expand our operations, including pursuit of our development and commercialization programs, we may need to raise additional equity or debt financing. In addition, if in the future we choose to exercise our option to purchase the remaining 49% share of BioCheck that we currently do not own, this may require additional capital. We have incurred significant obligations in relation to the termination of our former president and chief executive officer. We repaid debt including accrued interest and expenses in the amount of $426,000 to Fagan Capital and $209,000 to our former chief executive officer. If we raise short term capital by incurring additional debt, we will have to obtain equity financing sufficient to repay such debt and accrued interest. Further, incurring additional debt may make it more difficult for us to successfully consummate future equity financings.

Restrictive provisions of the Securities Purchase Agreement signed with purchasers of debentures and warrants in our recent convertible debt and warrant financing may make it more difficult for us to consummate an equity financing transaction.

Pursuant to the Securities Purchase Agreement entered into with four accredited purchasers on October 25, 2006, we are prohibited from issuing shares of common stock or securities convertible into common stock except pursuant to options issued under our stock option plan and other limited exceptions, until after May 13, 2007, or later for each day that the purchasers are unable to sell shares pursuant to the applicable registration statement, unless the volume weighted average quoted price of our common stock for each of the twenty days immediately prior to any such issuance of equity securities is higher than $0.40 per share, subject to adjustment for stock splits. Given the recent price range of our common stock between $0.20 and $0.35, unless the price of our common stock increases significantly within the next six to seven months, we will be unable to raise additional funds through an equity financing. Under the Securities Purchase Agreement in our October 25, 2006 financing, the purchasers of the debentures have the right to participate in up to 100% of any future equity financing involving issuance of common stock or securities convertible into or exercisable for common stock that we undertake within one year after the effective date of the registration statement which we are required to file in relation to the securities issued in our October 25, 2006 financing. This provision may make potential investors reluctant to enter into term sheets with us for future equity transactions.

As we have not made required monthly redemption payments due to purchasers of debentures in our October 2006 convertible debt and warrant financing, unless we receive applicable waivers from the debenture purchasers, such purchasers could exercise their rights under the default provisions of the Secured Convertible Debenture.

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006. Pursuant to the provisions of the Secured Convertible Debentures, such failure to pay is an event of default. Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full. Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest. If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance. We are negotiating with such purchasers for waivers from such events of default and the right to issue shares in lieu of cash payment of the unpaid redemption payments plus accrued interest to the purchasers. Each monthly redemption amount is approximately $77,000 and as of May 1, 2007 we are currently four months behind. We would have to issue approximately 1,600,000 shares of common stock to satisfy the monthly redemption amount of approximately $308,000 in arrears. We cannot give any assurance that the each of the four purchasers will accept this arrangement as a cure for this default.

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

Under the terms of the debentures we issued in October 2006, our right to make monthly redemption payments is conditioned upon several factors. Beginning on February 1, 2007, we are obligated to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date either in cash or in shares. The monthly redemptions, if made in cash to all debenture holders would equal approximately $85,000 per month. We may not make the monthly redemption in shares if, among other conditions, the issuance of the shares to the debenture holders would cause any debenture holder to beneficially own in excess of either 9.99% or 4.99% of our total outstanding shares at that time (depending on the particular debenture holder, either the 9.99% or the 4.99% threshold applies). One of the debenture holders currently beneficially owns approximately 9% of our total outstanding shares. In addition, we may not make monthly redemption payments to any debenture holder in shares rather than cash if the daily trading volume for our common stock does not exceed 50,000 shares per trading day for a period of 20 trading days prior to any applicable date in question beginning after April 25, 2007. If we must make all or a substantial amount of its monthly redemption payments to the debenture holders in cash rather than shares, its cash reserves will be depleted and it will have to raise substantial additional capital to avoid default of the debentures.

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

As of March 31, 2007, we had an accumulated deficit of approximately $71,093,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The lack of availability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we consider to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

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

During the second quarter of 2004, our former Chief Executive Officer retired, and during the third quarter of 2004 our Chief Operating and Financial Officer resigned from his position at our company. As a result, others who had limited experience within our senior management were appointed to serve as acting Chief Executive Officer, acting Chief Operating Officer and acting Chief Financial Officer. On February 28, 2005, the Board appointed Mr. Steven T. Guillen as our President and Chief Executive Officer, and as a member of our board. On January 6, 2006, we hired Michael D. Centron as our Vice President and Chief Financial Officer. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated, and Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer. On November 15, 2006 Michael Centron, our Vice President and Chief Financial Officer, resigned. In addition, during 2004 and early 2005, following the acquisition of a then-majority interest in our company by Axonyx, eight directors resigned from our board resulting in a four-person board. During 2005 we added independent director John E. Repine, M.D., and Gary M. Post joined our board of directors on March 15, 2006, resulting in a six-person board. Timothy C. Rodell, M.D., declined to stand for re-election at the Annual Meeting of Stockholders held on August 1, 2006. On January 11, 2007, Matthew Spolar was appointed to our board of directors. On April 12, 2007, Mr. Guillen resigned from the board of directors. All five directors currently serving on the board commenced their service on the board during the period of 2004 through the date hereof.

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

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. In 2005 we deferred the hiring of senior management personnel in order to allow our newly-engaged full time Chief Executive Officer to select such key personnel. We cannot predict whether we will be successful in finding suitable new candidates for our key management positions. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated, and Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer. On November 15, 2006, Michael Centron resigned as our Vice President and Chief Financial Officer. Dr. Hausman has assumed the role of chief financial and accounting officer on an interim basis. While we have entered into an employment agreement with Dr. Hausman, he is free to terminate his employment “at will.” Further, we cannot predict whether Dr. Hausman will be successful in his role as our President and Chief Executive Officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new Chief Executive Officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. We currently do not have a Chief Financial Officer who is a full time employee, and rely upon consultants to perform functions normally handled by a CFO. As we currently have limited cash resources, if any of our key personnel leaves, replacing them will be difficult. We do not have any key employee life insurance policies with respect to any of our executive officers.

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

All of our nutraceutical and clinical diagnostic candidates are at an early stage of development and all of such nutraceutical and clinical diagnostic candidates will require expensive and lengthy testing and regulatory clearances. None of our nutraceutical or clinical diagnostic candidates have been approved by regulatory authorities. We may not be able to make many of our product candidates commercially available for several years, if at all. There are many reasons we may fail in our efforts to develop our nutraceutical and clinical diagnostic candidates, including:

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

Competition in most of our primary current and potential market areas is intense.

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

TorreyPines Therapeutics, Inc. or TorreyPines, which merged with Axonyx Inc. in October 2006, currently owns approximately 36% of our issued and outstanding stock. In addition, Dr. Marvin Hausman is a member of the board of directors of TorreyPines and is our President and Chief Executive Officer and the chairman of our board of directors. Given these circumstances, TorreyPines may influence our business direction and policies, and, thus, may have the ability to control certain material decisions affecting us. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested stockholder can receive benefits from our assets. These provisions could complicate or prohibit certain transactions (including a financing transaction between us and TorreyPines), or limit the price that other investors might be willing to pay in the future for shares of our common stock.

If we are unable to develop and maintain alliances with collaborative partners, we may have difficulty developing and selling certain of our products and services.

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

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management (including our principal executive and financial officer), audit committee, and our external accounting and financial consultant, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, and, based on this evaluation, our management has concluded that these controls and procedures are effective. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We terminated Steven T. Guillen from his position as our President and Chief Executive Officer on September 15, 2006. Mr. Guillen subsequently filed a lawsuit against us and up to 25 unnamed additional defendants. The complaint alleged breaches of contract relating to Mr. Guillen’s employment agreement and a promissory note that was in default, breach of implied covenant of good faith and fair dealing, wrongful termination and violation of the California Labor Code in relation to the non-payment of back pay. The complaint related in part to a $200,000 unsecured promissory note with Mr. Guillen dated on or around March 10, 2006. Interest and principal were due on September 10, 2006 and at September 30, 2006 were in default. On November 2, 2006, we repaid Mr. Guillen the principal and accrued interest due on the promissory note in the amount of $209,000 and back pay with penalties and accrued interest of $96,000.

On March 8, 2007, we entered into a Confidential Separation Agreement (dated February 12, 2007) with Steve Guillen, under which we agreed to pay Mr. Guillen the sum of $250,000 in monthly installments of $10,000 each, subject to standard payroll deductions and withholdings.  The separation agreement also provides that in the event we obtain additional financing in the amount of $1 million or more after February 12, 2007, whether in one transaction or multiple transactions and whether in the form of debt or equity, or in the event of a change in control as defined in the employment agreement between us and Mr. Guillen, then no later than 10 days thereafter, we shall pay Mr. Guillen an amount equal to $10,833.33 multiplied by the number of months that he has been paid $10,000 toward the separation benefit (the “First Catch-Up Payment”), and thereafter will be paid $20,833.33 per month, provided that the total separation benefit, including any Catch-Up Payment shall not exceed $250,000. In the event that the total additional financing received after February 12, 2007 reaches $2 million or more, then no later than 10 days thereafter, we shall pay Mr. Guillen up to an additional $104,166.65 (the “Second Catch-Up Payment” representing amounts which might have been paid on the separation benefit prior to the execution of the Separation Agreement), provided that in no event shall the total amount of monthly payments toward the separation benefit and the First and Second Catch-Up Payments exceed the $250,000 total amount due as separation benefit.  We also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. Mr. Guillen would have the right to exercise his options until the later of the fifth anniversary of the date that our compensation committee approved Mr. Guillen’s stock options, or February 15, 2010. A copy of a registration rights agreement between us and Mr. Guillen regarding these securities is included as Exhibit 99.1 on our current report on Form 8-K/A filed with the SEC on May 3, 2007. We also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. In exchange for these payments and benefits, Mr. Guillen and the Company agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with us. A copy of the separation agreement was included as Exhibit 10.43 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

    On or around April 13, 2007, Applied Genetics Incorporated Dermatics (“AGI”) initiated a lawsuit against OXIS alleging in part that AGI’s production, use and sale of L-ergothioneine does not infringe the patents held by OXIS. The complaint also alleges that certain actions taken by OXIS to protect and enforce its patents have caused damage to AGI, and asserts claims of unfair competition, tortious interference with prospective economic advantage and contractual relations. The complaint also challenges the validity of one of our patents. Management believes these claims, allegations and assertions are groundless, and the Company intends to vigorously pursue its legal rights to enforce and protect its patent rights.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006. Pursuant to the provisions of the Secured Convertible Debentures, such failure to pay is an event of default. Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full. Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest. If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance. We are negotiating with such purchasers for waivers from such events of default and the right to issue shares in lieu of cash payment of the unpaid redemption payments plus accrued interest to the purchasers. Each monthly redemption amount under the debentures is approximately $77,000 and as of May 1, 2007 we are currently four months behind. We would have to issue approximately 1,600,000 shares of common stock to satisfy the monthly redemption amount of approximately $308,000 in arrears. We cannot give any assurance that the each of the four purchasers will accept this arrangement as a cure for this default.

Item 4. Submission of Matters to a Vote of Security Holders.
    None.

Item 5. Other Information.

    None.

Item 6. Exhibits

     See Index to Exhibits on page 49.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS INTERNATIONAL, INC.

Date: May 15, 2007	By:	/s/ Marvin S. Hausman
Marvin S. Hausman
Chief Executive Officer

Exhibit Index

Exhibit Number	Exhibit Title or Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.