Form 10KSB/A
period 2006-12-31
OXIS INTERNATIONAL INC
filed 2007-05-21
CIK 109657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1
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

ITEM 7. FINANCIAL STATEMENTS

The Audited Financial Statements for this Form 10-KSB appear on pages F-1 through F-43 following the signature page below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(5)
The holdings of Cranshire Capital, LP. include 896,429 shares issuable upon the voluntary conversion by Cranshire Capital of a secured convertible debenture at the current onversion price of $0.35 per share, warrants to purchase 283,019 shares of common stock at a price of $0.66 per share, warrants to purchase 283,019 shares of common stock at a purchase price of $1.00 per share, warrants to purchase 1,344,643 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 448,214 shares of common stock at a purchase price of $0.385 per share. Mitchell P. Kopin, the President of Downsview Capital, Inc., the General Partner of Cranshire Capital, L.P., has sole investment power and voting control over the securities held by Cranshire Capital, L.P.

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

On November 6, 2006, we entered into an employment agreement with Dr. Hausman that commenced retroactively at October 15, 2006, described in the section of this Report entitled “Employment Agreements” beginning on page 68 of this report, which is incorporated by reference.

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

Letter Agreement with Vice President and Chief Financial Officer

On January 6, 2006, we entered into the Letter Agreement with Michael D. Centron as described in the section above entitled “Employment Agreements” beginning on page 68 of this report, incorporated by reference.

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

ITEM 13. EXHIBITS

See Exhibit Index that appears on page 80 of this report.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2007
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

In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant.

/s/ Marvin S. Hausman, M.D.	May 21, 2007
Marvin S. Hausman, M.D.	Date

/s/ S. Colin Neill*	May 21, 2007	/s/ John E. Repine, M.D.*	May 21, 2007
S. Colin Neill	Date	John E. Repine, M.D.	Date

/s/ Matthew Spolar*	May 21, 2007	/s/ Gary M. Post*	May 21, 2007
Matthew Spolar	Date	Gary M. Post	Date

*By:	/s/ MARVIN S. H AUSMAN , M.D.	May 21, 2007
Marvin S. Hausman, M.D. As Attorney-in-Fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A

3.2	Bylaws of the Company as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

10.1	Series C Preferred Stock Subscription and Purchase Agreement (form); dated April 1996 (1,774,080 shares in total)	10-KSB	04/01/02	10.B

10.2	Subscription Agreement, Warrant to Purchase Common Stock and Form of Subscription dated July 2003 - August 2003	10-KSB	03/26/04	10.D

10.3	Note and Warrant Purchase Agreement dated January 9, 2004	10-KSB	03/26/04	10.I

10.4	Form of Convertible Promissory Note dated January 9, 2004	10-KSB	03/26/04	10.J

10.5	Form of Warrant to Purchase Common Stock dated January 9, 2004	10-KSB	03/26/04	10.K

10.6	Form of Loan Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.2

10.7	Form of Promissory Note between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.8	Form of Security Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.4

10.9	Form of License Agreement between OXIS International, Inc. and Haptoguard, dated September 28, 2004	10-QSB	11/12/04	10.N

10.10	Securities Purchase Agreement, dated December 30, 2004	8-K/A	02/10/05	99.1

10.11	Registration Rights Agreement, dated December 30, 2004	8-K/A	02/10/05	99.2

10.12	Form of Common Stock Purchase Warrant, dated December 30, 2004	8-K/A	02/10/05	99.3

10.13	Consulting Agreement between OXIS International, Inc. and Marvin D, Hausman, M.D., dated October 14, 2004	SB-2	02/25/05	10.O

10.14	Form of Indemnification Agreement between OXIS International, Inc. and its Officers and Directors	SB-2	02/25/05	10.P

10.15	Letter Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	8-K	03/04/05	10.1

10.16	Restricted Stock Purchase Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	8-K	03/04/05	10.2

10.17	Notice of Stock Option Award and related Stock Option Agreement between OXIS International Inc. and Steven T. Guillen, dated February 28, 2005	SB-2/A	04/29/05	10.T

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.18	Nonqualified Stock Option Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	SB-2/A	04/29/05	10.U

10.19	Conversion Agreement between OXIS International, Inc. and Equitis Entreprise, dated May 23, 2005	8-K	05/25/05	99.1

10.20	Agreement between OXIS International, Inc. and Timothy C. Rodell date July 31, 2005	8-K	08/04/05	99.1

10.21	Stock Purchase Agreement between OXIS International, Inc. and BioCheck Inc. dated September 19, 2005	8-K	09/23/05	99.1

10.22	Tenth Amendment to Lease between OXIS International, Inc. and Rosan, Inc. dated October 28, 2005	8-K	11/02/05	10.1

10.23	Consulting Agreement between OXIS International, Inc. and NW Medical Research Partners dated November 17, 2005	8-K	11/23/05	10.1
10.24	Executive Employment Agreement between OXIS International, Inc., BioCheck, Inc. and John Chen dated December 6, 2005	10-KSB	03/31/06	10.24

10.25	Option and Reimbursement Agreement between EverNew Biotech, Inc., OXIS International, Inc. and the shareholders of EverNew, dated December 6, 2005	10-KSB	03/31/06	10.25

10.26	Letter Agreement between OXIS International, Inc. and Michael D. Centron dated January 6, 2006	8-K	01/10/06	10.1

10.27	Lease Agreement between OXIS International, Inc. and Westcore Peninsula Vintage LLC dated February 8, 2006	8-K	02/13/06	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.28	Promissory Note issued by OXIS International, Inc. to Steven T. Guillen dated March 10, 2006	8-K	03/14/06	10.1

10.29	Promissory Note issued by OXIS International, Inc. to Fagan Capital, Inc. dated March 31, 2006	8-K	04/04/06	10.1

10.30	Engagement Letter with Ambient Advisors	8-K	5/31/06	10.1

10.31	Mutual Services Agreement between OXIS International, Inc. and BioCheck, Inc. dated June 23, 2006	8-K	6/29/06	10.1

10.32	Renewal and Modification Promissory Note dated June 2, 2006.	8-K	7/26/06	10.1

10.33	Common Stock Purchase Warrant dated June 2, 2006.	8-K	7/26/06	10.2

10.34	Amendment #2 to Exclusive License and Supply Agreement dated July 19, 2006.	8-K	7/26/06	10.3

10.35	Form of Securities Purchase Agreement dated October 25, 2006.	8-K	10/26/06	10.1

10.36	Form of Secured Convertible Debenture dated October 25, 2006.	8-K	10/26/06	10.2

10.37	Form of Series A, B, C, D, E Common Stock Purchase Warrant dated October 25, 2006.	8-K	10/26/06	10.3

10.38	Form of Registration Rights Agreement dated October 25, 2006.	8-K	10/26/06	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.39	Form of Security Agreement dated October 25, 2006.	8-K	10/26/06	10.5

10.40	Employment Agreement between OXIS International, Inc. and Marvin S. Hausman, M.D. dated November 6, 2006.	8-K	11/13/06	10.1

10.41	Advisory Agreement between OXIS International, Inc. and Ambient Advisors, LLC dated November 6, 2006.	8-K	11/13/06	10.2

10.42	Consulting Agreement between OXIS International, Inc. and John E. Repine, M.D. dated November 6, 2006.	8-K	11/13/06	10.3

10.43	Separation Agreement between OXIS and Steve Guillen dated March 8, 2007	10-KSB	4/17/07	10.43

10.44	Registration Rights Agreement between OXIS and Steve Guillen dated March 30, 2007	8-K/A	5/3/2007	99.1

21.1	Subsidiaries of OXIS International, Inc.	10-KSB	04/17/07	21.1

23.1	Consent of Independent Registered Public Accounting Firm				X

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

As of December 31, 2006, the Company had 34,017,418 warrants outstanding.

Stock Options

The Company has reserved 2,630,000 shares of its common stock at December 31, 2006 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2006, 368,270 shares of common stock were available for grant and options to purchase 1,981,730 shares of common stock are outstanding under the 2003 PlanThe Company has reserved 2,737,622 shares of its common stock at December 31, 2005 for issuance pursuant to the future exercise of outstanding options granted under the 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan permitted the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. This Plan expired on April 30, 2003 and no further issuances will occur. Options to purchase 821,309 shares of common stock are outstanding at December 31, 2006 under the 1994 Plan.

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