Form 10QSB
period 2007-06-30
OXIS INTERNATIONAL INC
filed 2007-08-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from   to  .

Commission File Number 0-8092

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
323 Vintage Park Drive, Suite B, Foster City, CA 94404 (Address of principal executive offices and zip code) (650) 212-2568 (Registrant’s telephone number, including area code)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☑ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑

At August 10, 2007, the issuer had outstanding the indicated number of shares of common stock:  45,588,587.

Transitional Small Business Disclosure Format     YES ☐                             NO ☑

OXIS INTERNATIONAL, INC.
FORM 10-QSB
For the Quarter Ended June 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.                 Financial Statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,208,000	$1,208,000
Accounts receivable, net	1,126,000	732,000
Inventory	530,000	561,000
Prepaid expenses and other current assets	80,000	130,000
Deferred tax assets	11,000	10,000
Restricted cash	—	3,060,000
Total Current Assets	2,947,000	5,701,000
Property, plant and equipment, net	207,000	244,000
Patents, net	764,000	761,000
Goodwill and other assets, net	1,291,000	1,291,000
Total Other Assets	2,270,000	2,296,000
TOTAL ASSETS	$5,217,000	$7,997,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$899,000	$714,000
Accrued expenses	967,000	838,000
Accounts payable to related party	56,000	49,000
Warrant liability	1,470,000	2,314,000
Accrued derivative liability	405,000	678,000
Notes Payable	—	3,060,000
Total Current Liabilities	3,797,000	7,653,000
Long-term deferred taxes	25,000	25,000
Convertible debentures, net of discounts of $892,000	458,000	124,000
Total Liabilities	4,280,000	7,802,000
Minority interest	905,000	770,000
Commitments and Contingencies	—	—
Stockholders’ Equity (Deficit):
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series B – 0 and 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively (aggregate liquidation preference of $1,000)	—	—
Series C – 96,230 shares issued and outstanding	1,000	1,000
Common stock - $0.001 par value; 150,000,000 shares authorized; 44,527,476 and 44,527,476 shares issued and outstanding at June 30, 2007 and December 31, 2006	45,000	45,000
Additional paid-in capital	70,411,000	70,115,000
Accumulated deficit	(70,008,000)	(70,319,000)
Accumulated other comprehensive loss	(417,000)	(417,000)
Total stockholders’ equity (deficit)	32,000	(575,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,217,000	$7,997,000
See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product revenues	$1,207,000	$1,356,000	$2,475,000	$2,869,000
License revenues	606,000	—	729,000	—
Total Revenue	1,813,000	1,356,000	3,204,000	2,869,000
Cost of product revenues	773,000	833,000	1,502,000	1,649,000
Gross profit	1,040,000	523,000	1,702,000	1,220,000
Operating expenses:
Research and development	194,000	178,000	367,000	391,000
Selling, general and administrative	441,000	837,000	1,382,000	1,901,000
Total operating expenses	635,000	1,015,000	1,749,000	2,292,000
Income (loss) from operations	405,000	(492,000)	(47,000)	(1,072,000)
Other income (expenses):
Interest income	—	11,000	25,000	31,000
Other income	13,000	2,000	33,000	2,000
Reduction in fair value of warrant and derivative liabilities	1,053,000	—	1,117,000	—
Interest expense	(259,000)	(28,000)	(500,000)	(55,000)
Other expense	8,000	—	—	—
Total other income (expenses)	815,000	(15,000)	675,000	(22,000)
Minority interest in subsidiary	(57,000)	(36,000)	(134,000)	(86,000)
Income (loss) before provision for income taxes	1,163,000	(543,000)	494,000	(1,180,000)
Provision for income taxes	78,000	36,000	183,000	89,000
Net income (loss)	$1,085,000	$(579,000)	$311,000	$(1,269,000)
Net income (loss) per share – basic	$0.02	$(0.01)	$0.01	$(0.03)
Net income (loss) per share –diluted	$0.02	$(0.01)	$0.01	$(0.03)
Weighted average shares outstanding – basic	44,527,476	42,621,928	44,527,476	42,580,393
Weighted average shares outstanding –diluted	44,823,548	42,621,928	44,884,985	42,580,393

See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$311,000	$(1,269,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	37,000	38,000
Amortization of intangible assets	79,000	64,000
Stock compensation expense for options and warrants issued to employees and non-employees	296,000	180,000
Amortization of debt discounts	334,000	—
Reduction in fair value of warrant and derivative liabilities	(1,117,000)	—
Minority interest in subsidiary	135,000	86,000
Changes in assets and liabilities:
Accounts receivable	(394,000)	(65,000)
Inventory	31,000	27,000
Prepaid expenses and other current assets	50,000	110,000
Accounts payable	185,000	241,000
Accrued expenses	128,000	(93,000)
Accounts payable to related party	7,000	(65,000)
Net cash used in operating activities	82,000	(746,000)
Cash flows from investing activities:
Investment in restricted certificate of deposit	—	(3,060,000)
Proceeds from restricted certificate of deposit	3,060,000	3,060,000
Capital expenditures	—	(38,000)
Increase in patents	(82,000)	(32,000)
Net cash provided by (used in) investing activities	2,978,000	(70,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	63,000
Proceeds from short-term borrowing	—	3,660,000
Repayment of short-term borrowings	(3,060,000)	(3,060,000)
Net cash provided by (used in) financing activities	(3,060,000)	663,000
Net increase in cash and cash equivalents	—	(153,000)
Cash and cash equivalents - beginning of period	1,208,000	614,000
Cash and cash equivalents - end of period	$1,208,000	$461,000
See accompanying condensed notes to consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

OXIS’ majority owned subsidiary, BioCheck Inc. (“BioCheck”) offers its clinical laboratory and in vitro diagnostics customers over 40 clinical diagnostic assays.  BioCheck’s primary product line consists of enzyme linked immunosorbentassay, or ELISA, kits that are widely used in medical laboratory settings.  These test kits are applicable to cardiac markers, infectious disease, thyroid function markers, fertility hormones, and other miscellaneous clinical diagnostic markers.  BioCheck currently has several products under development for cancer, cardiac/inflammatory and angiogenesis research applications.  In addition to clinical and research assay products, BioCheck provides various research services to pharmaceutical and diagnostic companies worldwide.

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

The Company had net income of $1,085,000 and $311,000 for the three month and six month period ended June 30, 2007 compared to a net loss of $579,000 and $1,269,000 for the three month and six month period ended June 30, 2006.  Net income in 2007 was primarily affected by non-cash income relating to decrease in warrant and derivative liabilities.  For the three months ending June 30, 2007 such non-cash income was $1,053,000 and for the six months ending June 30, 2007, such non-cash income was $1,117,000.  During 2006, the Company obtained debt financing in the amount of $1,350,000. Such financing resulted in non-cash financing charges of $1,674,000 in 2006.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2007

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $70,008,000 through June 30, 2007. On a consolidated basis, the Company had cash and cash equivalents of $1,208,000 at June 30, 2007 of which $1,011,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities. Management believes and presently anticipates that the cash held by the OXIS parent company of $197,000 at June 30, 2007 plus the $200,000 in license fees received from Alteon on August 10, 2007 and the $500,000 equity investment by Alteon expected to occur in August 2007 (See Note 5) will provide sufficient cash flow to sustain the Company’s operations through the end of 2007.  Approximately $3,000,000 would be needed in order for OXIS to exercise its option to purchase the remaining 49% of BioCheck.  However, the Company may not successfully obtain debt or equity financing on terms acceptable to the Company, or at all, that will be sufficient to finance the Company’s goals or to increase product related revenues.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Basis of Presentation

The consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial information.  Accordingly, these financial statements and notes thereto do not include certain disclosures normally associated with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  This interim financial information should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB/A.

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

Revenue Recognition

•	Product Revenue
The Company manufactures, or has manufactured on a contract basis, research and clinical diagnostic assays and fine chemicals, which are its primary products sold to customers. Revenue from the sale of the Company’s products, including shipping fees, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectibility is reasonably assured. Revenue from sales to distributors of the Company’s products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. The Company’s mix of product sales are substantially at risk to market conditions and demand, which may change at anytime.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2007

•	License Revenue
License arrangements may consist of non-refundable upfront license fees, exclusive licensed rights to patented or patent pending technology, and various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

Non-refundable, up-front fees that are not contingent on any future performance by the Company, and require no consequential continuing involvement on the Company’s part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered  The Company defers recognition of non-refundable upfront fees if the Company has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company has continuing involvement through research and development services that are required because its know-how and expertise related to the technology is proprietary to the Company, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement.

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process.

•	Royalty Revenue
The Company recognizes royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs.

Segment Reporting

The Company operates in one reportable segment.

Restricted Cash

The Company invested $3,060,000 of cash into a 30-day certificate of deposit at KeyBank, N.A. (“KeyBank”) and entered into a $3,060,000 non-revolving one-year loan agreement with KeyBank on December 2, 2005 for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit to KeyBank under the loan agreement. This loan agreement was subsequently transferred to Bridge Bank.  Consequently, the certificate of deposit is classified as restricted cash on the consolidated balance sheet at December 31, 2006 as the cash is restricted as to use.  In February 2007, the Company used the proceeds from cashing in the certificate of deposit to pay off the loan with Bridge Bank.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2007

Stock-Based Compensation

Management implemented SFAS 123R effective January 1, 2006, using the modified prospective application method. Under the modified prospective application method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite service is rendered on or after January 1, 2006.  The compensation cost for awards issued prior to January 1, 2006 attributed to services performed in years after January 1, 2006 uses the attribution method applied prior to January 1, 2006 according to SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued.  The Company recognized $116,000 and $131,000 in share-based compensation expense for the six months ended June 30, 2007 and 2006, respectively.

The Company issued 55,000 and 280,000 stock options to employees and directors during the six months ended June 30, 2007 and 2006, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2007 and 2006: expected volatility of 176% and 90%, respectively; average risk-free interest rate of 5.0% and 4.45%, respectively; initial expected life of 9.0 years and 4.45 years, respectively; no expected dividend yield; and amortized over the vesting period of typically one to four years.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share (“EPS”) computations.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2007

	Three Months Ended June 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic earnings per share
Net income (loss)	$1,085,000			$(579,000)
Weighed shares outstanding		44,527,476			44,527,476
			$0.02			$(0.01)

Diluted earnings per share
Net loss	$1,085,000			$(579,000)
Weighed average shares outstanding		44,527,476			44,527,476
Effect of dilutive securities
Warrants and options		296,072			-
		44,823,548			44,527,476
			$0.02			$(0.01)

	Six Months Ended June 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic earnings per share
Net income (loss)	$311,000			$(1,269,000)
Weighed shares outstanding		44,527,476			44,527,476
			$0.01			$(0.03)

Diluted earnings per share
Net income (loss)	$311,000			$(1,269,000)
Weighted average shares outstanding		44,527,476			44,527,476
Effect of dilutive securities
Warrants and options		357,509			-
		44,884,985			44,527,476

			$0.01			$(0.03)

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2007

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R).”  One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87.  This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the company’s financial statements.

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
JUNE 30, 2007

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

2. Notes Payable

	June 30, 2007	December 31, 2006
Note payable to KeyBank, N.A.	$—	$3,060,000

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2007

    On December 2, 2005, the Company entered into a non-revolving one-year loan agreement with KeyBank in the amount of $3,060,000, for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit at KeyBank under the loan agreement. The loan bore interest at an annual rate that was 2.0% greater than the interest rate on the certificate of deposit. The Company’s $3,060,000 loan with KeyBank was repaid during February 2006 and a new one-year loan agreement was entered into with Bridge Bank. The Company granted a security interest in its $3,060,000 certificate of deposit transferred from KeyBank to Bridge Bank. The loan bore interest at 3.0% and the certificate of deposit bore interest at 1.0%.  This loan was repaid in full in February 2007 primarily from the proceeds of cashing in the certificate of deposit.

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

Pursuant to the terms of the Purchase Agreement, the Company issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The Debentures mature on October 25, 2008, but may be prepaid by the Company at any time provided that the common stock issuable upon conversion and exercise of the Warrants is covered by an effective registration statement. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision (the “Conversion Price”). Pursuant to the terms of the debentures, beginning on February 1, 2007, the Company began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If the Company chooses to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.  The Company has not made the required Monthly Redemption Amounts and as of the date of this report, the Company is in default and is seven months behind on these payments.  The Monthly Redemption Amount is approximately $85,000 per month.  As of about August 1, 2007, the Company would have to issue approximately 3,624,000 shares of common stock to satisfy the Monthly Redemption Amount in arrears in an amount of $595,000 and unpaid interest of $25,000, for a total of approximately $620,000 in arrears.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2007

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

Pursuant to the registration rights agreement, the Company must file a registration statement covering the public resale of the shares underlying the Series A, B, C, D and E Warrants and the Debentures within 45 days of the closing of the transaction and cause the registration to be declared effective within 120 days of the closing date. The registration statement was filed and declared effective within the 120 days of the closing date. Cash liquidated damages equal to 2% of the face value of the Debentures per month are payable to the purchasers for any failure to timely file or maintain an effective registration statement.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2007

Pursuant to the Security Agreement, the Company agreed to grant the purchasers, pari passu, a security interest in substantially all of the Company’s assets. The Company also agreed to pledge its respective ownership interests in its wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and its 51% owned subsidiary, BioCheck, Inc. In addition, OXIS Therapeutics and OXIS Isle of Man each provided a subsidiary guarantee to the Purchasers in connection with the transaction.

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

At June 30, 2007, the Company determined the fair value of the beneficial conversion feature and the warrants was $405,000 and $1,470,000, respectively. The fair value was calculated using the Black-Scholes model using the following assumptions: discount rate of 4.5%, volatility of 176%; dividend yield of 0% and expected term of 1.32 to 5.33 years.  The aggregate decrease in fair value of these two liabilities from December 31, 2006 to June 30, 2007 of $1,117,000 is shown as other income in the accompanying consolidated statements of operations for the six months ended June 30, 2007. The fair value of beneficial conversion feature and the warrants will be determined at each balance sheet date with the change from the prior period being reported as other income (expense).

3. Supplemental Cash Flow Disclosures

The Company recognized non-cash compensation expense of $180,000 and $49,000 related to the issuance and vesting of stock options issued to consultants in the six months ended June 30, 2007 and 2006, respectively.  The Company recognized non-cash compensation expense of $116,000 and $131,000 related to the issuance and vesting of stock options issued to employees in the six months ended June 30, 2007 and 2006, respectively.  Cash interest paid was $0 and $0 in the six months ended June 30, 2007 and 2006, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2007

4.  Related Party Transactions

On March 8, 2007, the Company entered into a Confidential Separation Agreement (dated February 12, 2007) with Steve Guillen, under which the Company agreed to pay Mr. Guillen the sum of $250,000 in monthly installments of $10,000 each, subject to standard payroll deductions and withholdings.  The Company also agreed to pay Mr. Guillen’s health insurance premiums for a twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985.  During the quarter ending June 30, 2007, OXIS paid Mr. Guillen $83,500, including compensation and health insurance premiums..  The separation agreement also provides that in the event the Company obtains additional financing in the amount of $1 million or more after February 12, 2007, whether in one transaction or multiple transactions and whether in the form of debt or equity, or in the event of a change in control as defined in the employment agreement between the Company and Mr. Guillen, then no later than 10 days thereafter, the Company shall pay Mr. Guillen an amount equal to $10,833.33 multiplied by the number of months that he has been paid $10,000 toward the separation benefit (the “First Catch-Up Payment”), and thereafter will be paid $20,833.33 per month, provided that the total separation benefit, including any Catch-Up Payment, shall not exceed $250,000.  In the event that the total additional financing received after February 12, 2007 reaches $2 million or more, then no later than 10 days thereafter, the Company shall pay Mr. Guillen up to an additional $104,166.65 (the “Second Catch-Up Payment” representing amounts which might have been paid on the separation benefit prior to the execution of the Separation Agreement), provided that in no event shall the total amount of monthly payments toward the separation benefit and the First and Second Catch-Up Payments exceed the $250,000 total amount due as separation benefit.  The Company also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. The value of the unvested options that became immediately vested is $58,533.  Mr. Guillen would have the right to exercise his options until the later of the fifth anniversary of the date that the Company’s compensation committee approved Mr. Guillen’s stock options, or February 15, 2010. A copy of a registration rights agreement between the Company and Mr. Guillen regarding these securities is included as Exhibit 99.1 on the Company’s current report on Form 8-K/A filed on May 3, 2007.  In exchange for these payments and benefits, Mr. Guillen and the Company agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with the Company.  A copy of the separation agreement was included as Exhibit 10.43 to the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2006.

5.  Exclusive License Agreement with Alteon

On April 2, 2007, the Company entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. (“Alteon”), under which the Company granted Alteon worldwide exclusive rights to a family of orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies.  In July 2007 Alteon changed its name to Synvista Therapeutics, Inc.  Previously, OXIS was a party to a license agreement dated September 28, 2004 with HaptoGuard, Inc., which was subsequently acquired by Alteon.  The amended and restated exclusive license agreement supercedes and replaces the prior agreement with HaptoGuard.  The new agreement expands the scope of the original agreement to also include non-cardiovascular indications.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2007

Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three-year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license.  Alteon agreed to pay the Company a non-refundable sum of $500,000, payable in six monthly installments of $50,000, with the remaining $200,000 payable upon the closing of a financing of Alteon approved by Alteon’s shareholders.  As of August 10, 2007, the Company has so far received the full $500,000 license fee.

The agreement also provides for milestone payments to the Company upon certain significant milestone events in the development of a potential drug product.  The agreement also entitles the Company to various levels of sublicensing fees and royalties based on a percentage of net sales of the licensed product.

As part of the agreement, Alteon agreed to make an equity investment in the Company’s common stock, at a per-share price equal to 125% of the trading price on the trading day immediately proper to such purchase, and no less than $0.24 per share, resulting in net proceeds to the Company of $500,000.

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

The Company had net income of $1,085,000 and $311,000 for the three month and six month period ended June 30, 2007 compared to a net loss of $579,000 and $1,269,000 for the three month and six month period ended June 30, 2006.  Net income in 2007 was primarily affected by non-cash income relating to decrease in warrant and derivative liabilities.  For the three months ending June 30, 2007 such non-cash income was $1,053,000 and for the six months ending June 30, 2007, such non-cash income was $1,117,000.  During 2006, the Company obtained debt financing in the amount of $1,350,000. Such financing resulted in non-cash financing charges of $1,674,000 in 2006.  Our plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, we can not assure you that we will accomplish this task and there are many factors that may prevent us from reaching our goal of profitability.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $70,008,000 through June 30, 2007. On a consolidated basis, we had cash and cash equivalents of $1,208,000 at June 30, 2007 of which $1,011,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities.  We may seek additional loan and/or equity financing to expand operations, implement our marketing campaign, and hire additional personnel.  Additionally, we plan to acquire the remaining 49% of BioCheck that we currently do not own, and this may require additional financing.  We plan to increase revenues by our marketing campaign and the introduction of new products. However, we may not successfully obtain debt or equity financing on terms acceptable to us, or at all, that will be sufficient to finance our goals or to increase product related revenues.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

Recent Developments

Current significant financial and operating events and strategies are summarized as follows:

Product Development

During 2006, we expanded our OXIS product portfolio of research assay kits for the research markets with the addition of eight new assay products. The OXIS parent company offers approximately 25 research diagnostic assay test kits for markers of oxidative and nitrosative stress. We also market antibodies, enzymes and controls for use primarily in research laboratories. Given the availability of sufficient capital resources, we plan to pursue development of additional products relating to oxidative stress markers.  We are planning to expand our cardiovascular and inflammatory products and assays through the combination of the new BioCheck MPO assay with other in-house assays and new assays in development.  We also believe that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter.  We are currently testing Ergothioneine produced in bulk to ensure that its purity level is acceptable. Given the availability of sufficient capital resources and the successful scale-up to a bulk manufacturing process that ensures an acceptable level of purity, we intend to pursue the development of Ergothioneine for use in the over the counter market, however, there can be no assurance as to when or if we will launch Ergotheioneine on a commercial basis as a nutraceutical.

BioCheck currently has several products under development for cancer, cardiac/inflammatory and angiogenesis research applications.  Among these products, BioCheck has marketed the following ELISA kits to the research market in 2006 and early 2007:

•	Reagents for the detection of HMGA2, a marker for aggressive breast cancer;

•	Research assays for the detection of HMGA2; and

•	A new myeloperoxidase research assay ,based on an inflammatory protein that has utility as a prognostic marker for cardiac events;

In addition, BioCheck has developed research assays and rabbit monoclonal antibodies for the detection of human and mouse Id proteins.  Id proteins play a central role in cell differentiation, and Id1 and Id3 play a central and critical role in tumor related angiogenesis.  BioCheck began making Id protein reagents commercially available in January 2007, and the Id protein assays were launched commercially in the first quarter of 2007.

Management Team and Board of Directors

During 2006, Michael D. Centron was appointed as our Vice President and Chief Financial Officer (in January 2006), replacing Dr. Hausman as acting Chief Financial Officer.  In February 2006, we hired Randall Moeckli as a full time employee and Senior Director of Sales and Marketing, however, we subsequently mutually agreed with Mr. Moeckli to change his status from full time employee to an independent consultant.  On March 15, 2006, Gary M. Post, Managing Director of Ambient Advisors, LLC, joined our board of directors.  Timothy C. Rodell, M.D., declined to stand for re-election at the Annual Meeting of Stockholders held on August 1, 2006.  On September 15, 2006, Steven T. Guillen’s employment as the Company’s President and Chief Executive Officer was terminated.  Mr. Guillen remained a member of the board of directors until his resignation in April 2007.  On September 15, 2006, Marvin S. Hausman, M.D., was appointed by the board of directors as President and Chief Executive Officer of the Company. Dr. Hausman remains Chairman of the board of directors.  Mr. Centron resigned as an officer and employee effective November 15, 2006.

During the first half of 2007, Matthew Spolar, Vice President, Product Technology for Atkins Nutritionals, Inc., was appointed to our board of directors, effective January 11, 2007.  Also on January 11, 2007, the board of directors approved an amendment to our bylaws to fix the number of authorized directors at six.  In March 2007, we retained Kevin Pickard, a certified public accountant, to provide management with support and assistance with regard to certain matters previously handled by Michael Centron, our former Chief Financial Officer.  On April 12, 2007, Steve Guillen resigned from the board of directors of OXIS.  His resignation was pursuant to a separation agreement described in Note 4 above.

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

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  We are negotiating with such purchasers for waivers from such events of default and the right to issue shares in lieu of cash payment of the unpaid redemption payments plus accrued interest to the purchasers. The Monthly Redemption Amount is approximately $85,000 and as of August 1, 2007 we are currently seven months behind.  We would have to issue approximately 3,624,000 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest of approximately $620,000 in arrears.  We cannot give any assurance that the each of the four purchasers will accept such a cure for this default.

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

Exclusive License Agreement with Alteon

On April 2, 2007, we entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. (recently renamed Synvista Therapeutics, Inc.), under which we granted Alteon worldwide exclusive rights to a family of orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies.  Previously, OXIS was a party to a license agreement dated September 28, 2004 with HaptoGuard, Inc., which was subsequently acquired by Alteon.  The amended and restated exclusive license agreement supercedes and replaces the prior agreement with HaptoGuard.  The new agreement expands the scope of the original agreement to also include non-cardiovascular indications.

Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three-year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license.  Alteon agreed to pay us a non-refundable sum of $500,000, payable in six monthly installments of $50,000, with the remaining $200,000 payable upon the closing of a financing of Alteon approved by Alteon’s shareholders.  As of August 1, 2007, we have so far received $300,000.  The agreement also provides for milestone payments to us upon certain significant milestone events in the development of a potential drug product.  The agreement also entitles us to various levels of sublicensing fees and royalties based on a percentage of net sales of the licensed product.

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

Lawsuit

On or around April 13, 2007, Applied Genetics Incorporated Dermatics (“AGI”) initiated a lawsuit against OXIS alleging in part that AGI’s production, use and sale of L-ergothioneine does not infringe the patents held by OXIS.  The complaint also alleges that certain actions taken by OXIS to protect and enforce its patents have caused damage to AGI, and asserts claims of unfair competition, tortious interference with prospective economic advantage and contractual relations.  The complaint also challenges the validity of one of our patents.  Management believes these claims, allegations and assertions are groundless, and we intend to vigorously pursue the Company’s legal rights to enforce and protect its patent rights.

Results of Operations

Revenues

The following table presents the changes in revenues from 2006 to 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Increase (Decrease) from 2006	2007	2006	Increase (Decrease) from 2006
Product revenues	$1,207,000	$1,356,000	$(149,000)	$2,475,000	$2,869,000	$(394,000)
License revenues	$606,000	-	$606,000	$729,000	-	729,000

The decrease in product revenues was primarily attributable to loss of an account from 2006 to 2007 and some reduction in product pricing.  We expect third quarter 2007 product revenues to be approximately the same as the second quarter.  However, we are developing new diagnostic test kits and evaluating our product offerings, pricing and distribution network in order to increase sales volume.

The increase in license revenues was attributable to the Amended and Restated Exclusive License Agreement with Alteon.  Specifically, the Company recorded revenues of $500,000 related to the non-refundable fees associated with entering into the Agreement.

Cost of product revenues

The following table presents the changes in cost of product revenues from 2006 to 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Decrease from 2006	2007	2006	Decrease from 2006
Cost of product revenues	$773,000	$833,000	$60,000	$1,502,000	$1,649,000	$147,000

The decrease in cost of product revenues is attributable to the decrease in product sales.   We expect third quarter 2007 product costs to be approximately the same as the second quarter adjusted for any changes in revenues.

Gross profit was $1,040,000 and $1,702,000 compared to $523,000 and $1,220,000 for the three and six month period ended June 30, 2007 and 2006, respectively.  Gross profit as a percentage of revenues was 57.4% and 53.1% compared to 38.6% and 42.5% for the three and six month period ended June 30, 2007 and 2006, respectively.  The increase in gross profit percentage is due to the increase in licensing revenues which does not have an associated cost of sales while the gross profit on our product sales remained flat.

Research and development expenses

The following table presents the changes in research and development expenses from 2006 to 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Increase from 2006	2007	2006	Decrease from 2006
Research and development expenses	$194,000	$178,000	$16,000	$367,000	$391,000	$24,000

The decrease in research and development expenses is primarily attributable to a change in mix from currently expensed research and development towards patent development and other capitalized research programs and projects.  We expect third quarter 2007 research and development costs to be approximately the same as the second quarter.  However, the actual amount of research and development expenses will fluctuate with the availability of attractive projects and the availability of the associated required funding.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2006 to 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Decrease from 2006	2007	2006	Decrease from 2006
Selling, general and administrative expenses	$441,000	$837,000	$396,000	1,382,000	$1,901,000	$519,000

The decrease in selling, general and administrative expenses is primarily attributable to a reduction in overhead costs as a result of efficiencies and reduction in costs gained by our move from Portland to Foster City.  We expect third quarter 2007 selling, general and administrative expenses to be approximately the same as the second quarter.

Interest Income

Interest income was $0 and $25,000 compared to $11,000 and $31,000 for the three and six month period ended June 30, 2007 and 2006, respectively.  The decrease is primarily due to the decrease in cash available for investment activities.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.

Interest Expense

Interest expense was $259,000 and $500,000 compared to $28,000 and $55,000 for the three and six month period ended June 30, 2007 and 2006, respectively.  The increase is due to the interest on the convertible debentures and the amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $1,208,000 at June 30, 2007 of which $1,011,000 was held by BioCheck.  The cash held by the OXIS parent company was $197,000 at June 30, 2007.  Cash provided by operating activities was $82,000 during the second quarter of 2007.  The cash held by the OXIS parent company of $197,000 at June 30, 2007 plus the $700,000 additional amount we expect to receive from Alteon should be sufficient to sustain our operations through 2007.  As of August 10, 2007, we have so far received $500,000 from Alteon pursuant to the terms of our license agreement with Alteon (see Note 5).  Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain BioCheck’s operating activities.  However, we cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our parent level operating expenses.  In addition, in connection with the license agreement between Alteon and us, Alteon agreed to make an equity investment in our common stock, at a per-share price equal to 125% of the ten-day average trading price following the effective date of the agreement and no less than $0.24 per share, which per our agreement is expected to result in net proceeds to us of $500,000.

On October 25, 2006, we completed a private placement of debentures and warrants under a securities purchase agreement with four accredited investors. In this financing we issued secured convertible debentures in an aggregate principal amount of $1,694,250 (referred to in this report as the “debentures”), and Series A, B, C, D, and E common stock warrants (referred to in this report as the “warrants”). We also provided the investors registration rights under a registration rights agreement, and a security interest in our assets under a security agreement to secure performance of our duties and obligations under the debentures. Under the warrants, the investors have the right to purchase an aggregate of approximately 14.5 million shares of our common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, and these exercise prices are adjustable according to a full ratchet anti-dilution provision, i.e., the exercise price may be adjusted downward in the event that we conduct a financing at a price per share below $0.35 or $0.385 per share, respectively. The Series D and E warrants are only exercisable pro rata subsequent to the exercise of the Series C warrants. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this prospectus as the “conversion price”).  Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”).  The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount. The Company has not made the required Monthly Redemption Amounts and is currently in default on these payments. We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of August 1, 2007 we are currently seven months behind.  We would have to issue approximately 3,624,000 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest totalling approximately $620,000 in arrears.

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

Revenue Recognition

•	Product Revenue
We manufacture, or have manufactured on a contract basis, research and clinical diagnostic assays and fine chemicals, which are our primary products sold to customers. Revenue from the sale of our products, including shipping fees, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectibility is reasonably assured. Revenue from sales to distributors of our products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. Our mix of product sales are substantially at risk to market conditions and demand, which may change at any time.

•	License Revenue
License arrangements may consist of non-refundable upfront license fees, exclusive licensed rights to patented or patent pending technology, and various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

    Non-refundable, up-front fees that are not contingent on any future performance by us, and require no consequential continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered  We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because our know-how and expertise related to the technology is proprietary to us, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement.

    Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process.

•	Royalty Revenue
We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs.

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

Long-Lived Assets

Our long-lived assets include property, plant and equipment, capitalized costs of filing patent applications and goodwill and other assets. See Notes 1, 4, 5 and 6 to the audited consolidated financial statements for the year ended December 31, 2006 included in Form 10-KSB/A for more detail regarding our long-lived assets. We evaluate our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

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

We may need to raise additional capital to fund our general and administrative expenses, and if we are unable to raise such capital,  in the first quarer of 2008 we will have to curtail or cease operations.

We had cash and cash equivalents of $1,208,000 at our parent level at June 30, 2007. We cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our operating expenses at the parent level, since currently BioCheck is not our wholly-owned subsidiary. We obtained debt financing in the amount of $1,350,000 on October 25, 2006.  In order to expand our operations, including pursuit of our development and commercialization programs, we may need to raise additional equity or debt financing.  In addition, if in the future we choose to exercise our option to purchase the remaining 49% share of BioCheck that we currently do not own, this may require additional capital. We have incurred significant obligations in relation to the termination of our former president and chief executive officer. We repaid debt including accrued interest and expenses in the amount of $426,000 to Fagan Capital and $209,000 to our former chief executive officer.  If we raise short term capital by incurring additional debt, we will have to obtain equity financing sufficient to repay such debt and accrued interest. Further, incurring additional debt may make it more difficult for us to successfully consummate future equity financings.

As we have not made required monthly redemption payments due to purchasers of debentures in our October 2006 convertible debt and warrant financing, unless we receive applicable waivers from the debenture purchasers, such purchasers could exercise their rights under the default provisions of the Secured Convertible Debenture.

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such failure to pay is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  We are negotiating with such purchasers for waivers from such events of default and the right to issue shares in lieu of cash payment of the unpaid redemption payments plus accrued interest to the purchasers.  Each monthly redemption amount is approximately $85,000 and as of August 1, 2007 we are currently seven months behind.  We would have to issue approximately 3,624,000 shares of common stock to satisfy the monthly redemption amount and unpaid interest of approximately $620,000 in arrears.  We cannot give any assurance that the each of the four purchasers will accept this arrangement as a cure for this default.

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

Due to the floating conversion price of the debentures that applies when we choose to repay the debentures in shares, we would need to issue approximately ten to thirteen million shares to the holders of the debentures, assuming that stock prices remain in their recent price range. The number of shares that we may have to issue to the debenture holders could increase significantly if our stock price declines from the current price range. In addition, we would have to issue approximately five million shares if the debenture holders exercise their Series A and B warrants, an additional approximately five million shares would be issued upon exercise of their Series C warrants and finally, an additional approximately five million shares would be issued upon exercise of their Series D and E warrants pro rata subsequent to the exercise of the Series C warrants. The future potential dilution due to exercise of the above warrants could be increased if the full ratchet anti-dilution provision applicable to the exercise price of the warrants is triggered. This future potential dilution would likely depress our stock price, making it difficult for us to consummate a future equity financing.

As of June 30, 2007 we were in technical default under the October 2006 debentures, because of non-payment of the Monthly Redemption Amounts which became due beginning on February 1, 2007.  We are currently in negotiations with the debenture holders regarding the form of payment of these Monthly Redemption Amounts, which may be in the form of shares of our common stock or cash.

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

Pursuant to the Securities Purchase Agreement entered into with four accredited purchasers on October 25, 2006, the purchasers of the debentures have the right to participate in up to 100% of any future equity financing involving issuance of common stock or securities convertible into or exercisable for common stock that we undertake within one year after the effective date of the registration statement which we are required to file in relation to the securities issued in our October 25, 2006 financing. This provision may make potential investors reluctant to enter into term sheets with us for future equity transactions.

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

As of June 30, 2007, we had an accumulated deficit of approximately $70,008,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The lack of availability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we consider to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

Our future capital requirements will depend on many factors including the following:

●	continued scientific progress in our research and development programs and the commercialization of additional products;
●	the cost of our research and development and commercialization activities and arrangements, including sales and marketing;
●	the costs associated with the scale-up of manufacturing;
●	the success of pre-clinical and clinical trials;
●	the establishment of and changes in collaborative relationships;
●	the time and costs involved in filing, prosecuting, enforcing and defending patent claims;
●	the time and costs required for regulatory approvals;
●	the acquisition of additional technologies or businesses;
●	technological competition and market developments; and
●	the cost of complying with the requirements of the Autorité des Marchés Financiers, or AMF, the French regulatory agency overseeing the Nouveau Marché in France.

We will need to raise additional capital to fund all of our potential development and commercialization programs. Our current capital resources may not be sufficient to sustain operations and our development program with respect to our Ergothioneine as a nutraceutical supplement. We have granted a licensee exclusive worldwide rights to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. The licensee is responsible for worldwide product development programs with respect to the licensed compounds.  However, further development and commercialization of antioxidant therapeutic technologies, oxidative stress assays or currently unidentified opportunities, or the acquisition of additional technologies or businesses, may require additional capital. The fact that further development and commercialization of a specific product or technology would require us to raise additional capital, would be an important factor in our decision to engage in such further development or commercialization. No assurances can be given that we will be able to raise such funds in the future on terms favorable to us, or at all.

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

We may not be able to successfully integrate the BioCheck business into our existing business in a timely and non-disruptive manner, or at all. In addition, the acquisition may result in, among other things, substantial charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses and increased general and administrative expenses. Furthermore, the acquisition may not produce the revenues, earnings or business synergies that we anticipate.

In addition, in general, acquisitions such as these involve numerous risks, including:

●	difficulties in assimilating the operations, technologies, products and personnel of an acquired company;
●	risks of entering markets in which we have either no or limited prior experience;
●	diversion of management’s attention from other business concerns; and
●	potential loss of key employees of an acquired company.

The time, capital management and other resources spent on the acquisition, if it fails to meet our expectations, could cause our business and financial condition to be materially and adversely affected.

We may experience disruption or may fail to achieve any benefits in connection with the recent changes in executive management and in board membership.

During the third quarter of 2006, our former Chief Executive Officer, who had been appointed by the Board on in the first quarter of 2005, was terminated, and during the fourth quarter of 2006 our Chief Financial Officer, who had been hired in January 2006, resigned from his position at our company.  As a result, one person was appointed to serve as both Chief Executive Officer and acting Chief Financial Officer, leaving our company with a sole executive officer. On September 15, 2006 Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer and took the position of Acting Chief Financial Officer.

In addition, during 2006 two directors left our Board.  Timothy C. Rodell, M.D., declined to stand for re-election at the Annual Meeting of Stockholders held on August 1, 2006.and on April 12, 2007, Mr. Guillen resigned from the board of directors.  Gary M. Post joined our Board of directors on March 15, 2006 and on January 11, 2007 Matthew Spolar was appointed to our board of directors, resulting in a five member Board.  Three of the five directors currently serving on the board commenced their service on the board within the last two years.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. In late 2006 and during 2007 we deferred the hiring of senior management personnel due to limited capital resources.  We cannot predict whether we will be successful in finding suitable new candidates for our key management positions. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated, and Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer. On November 15, 2006, Michael Centron resigned as our Vice President and Chief Financial Officer. Dr. Hausman has assumed the role of chief financial and accounting officer on an interim basis. While we have entered into an employment agreement with Dr. Hausman, he is free to terminate his employment “at will.” Further, we cannot predict whether Dr. Hausman will be successful in his role as our President and Chief Executive Officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new Chief Executive Officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. We currently do not have a Chief Financial Officer who is a full time employee, and rely upon consultants to perform functions normally handled by a CFO.  As we currently have limited cash resources, if any of our key personnel leaves, replacing them will be difficult. We do not have any key employee life insurance policies with respect to any of our executive officers.

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

Most of our nutraceutical and clinical diagnostic candidates are at an early stage of development and all of such nutraceutical and clinical diagnostic candidates may require expensive and lengthy testing and regulatory clearances. None of our nutraceutical or clinical diagnostic candidates have been approved by regulatory authorities. We may not be able to make some of our product candidates commercially available for several years, if at all. There are many reasons we may fail in our efforts to develop our nutraceutical and clinical diagnostic candidates, including:

●
our nutraceutical and clinical diagnostic candidates may be found to lack efficacy, we may not be able to effectively demonstrate the efficacy of our products, or our products may not qualify to receive necessary regulatory clearances,

●	our nutraceutical and clinical diagnostic candidates may not be cost expensive to manufacture or market or may not achieve broad market acceptance,
●	third parties may hold proprietary rights that may preclude us from developing or marketing our nutraceutical and clinical diagnostic candidates, or
●	third parties may enter the market with equivalent or superior products.

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

TorreyPines Therapeutics, Inc. or TorreyPines, which merged with Axonyx Inc. in October 2006, currently owns approximately 31% of our issued and outstanding stock. In addition, Dr. Marvin Hausman is a member of the board of directors of TorreyPines and is our President and Chief Executive Officer and the chairman of our board of directors. Given these circumstances, TorreyPines may influence our business direction and policies, and, thus, may have the ability to control certain material decisions affecting us. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless the transaction meets certain conditions. Section 203 also limits the extent to which an interested stockholder can receive benefits from our assets. These provisions could complicate or prohibit certain transactions (including a financing transaction between us and TorreyPines), or limit the price that other investors might be willing to pay in the future for shares of our common stock.

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

Our ability to realize significant revenues from new products and technologies is dependent upon, among other things, our success in developing business alliances and licensing arrangements with nutraceutical, biopharmaceutical and/or health related companies to develop and market these products. To date, we have had limited success in establishing foundations for such business alliances and licensing arrangements and there can be no assurance that our efforts will result in the development of mature relationships or that any such relationships will be successful. Further, relying on these or other alliances is risky to our future success because:

●	our partners may develop products or technologies competitive with our products and technologies;
●	our partners may not devote sufficient resources to the development and sale of our products and technologies;
●	our collaborations may be unsuccessful; or
●	we may not be able to negotiate future alliances on acceptable terms.

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

Our revenues and operating results may fluctuate due in part to factors that are beyond our control and which we cannot predict. Material shortfalls in revenues will materially adversely affect our results and may cause us to experience losses. In particular, our revenue growth and profitability depend on sales of our research assays and fine chemicals. Factors that could cause sales for these products and other products to fluctuate include:

●	an inability to produce products in sufficient quantities and with appropriate quality;
●	an inability to obtain sufficient raw materials;
●	the loss of or reduction in orders from key customers;
●	variable or decreased demand from our customers;
●	the receipt of relatively large orders with short lead times;
●	our customers’ expectations as to how long it takes us to fill future orders;
●	customers’ budgetary constraints and internal acceptance review procedures;
●	there may be only a limited number of customers that are willing to purchase our research assays and fine chemicals;
●	a long sales cycle that involves substantial human and capital resources; and
●	potential downturns in general or in industry specific economic conditions.

Each of these factors has impacted, and may in the future impact, the demand for and availability of our products and our quarterly operating results. For example, a decrease in the demand for our Ergothioneine product resulted in a reduction of sales of Ergothioneine to $1,000 in 2006, $18,000 in 2005 and $87,000 in 2004, compared to $333,000 in 2003. We cannot predict with any certainty our future sales of Ergothioneine.

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

We may face challenges from third parties regarding the validity of our patents and proprietary rights, or from third parties asserting that we are infringing their patents or proprietary rights, which could result in litigation that would be costly to defend and could deprive us of valuable rights.  As a recent example, in the second quarter of 2007, Applied Genetics Incorporated Dermatics (“AGI”) initiated a lawsuit against OXIS alleging in part that AGI’s production, use and sale of L-ergothioneine does not infringe the patents held by OXIS.  The complaint also alleges that certain actions taken by OXIS to protect and enforce its patents have caused damage to AGI, and asserts claims of unfair competition, tortious interference with prospective economic advantage and contractual relations.  The complaint also challenges the validity of one of our patents.

Extensive litigation regarding patents and other intellectual property rights has been common in the biotechnology and pharmaceutical industries. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

●	enforce patents that we own or license;
●	protect trade secrets or know-how that we own or license; or
●	determine the enforceability, scope and validity of the proprietary rights of others.

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

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between bid and ask quotations. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the first six months of 2007, the volume of our common stock traded on any given day ranged from 0 to 236,000 shares. Moreover, during that period, our common stock traded as low as $0.13 per share and as high as $0.29 per share, a 123% difference. This may impact an investor’s decision to buy or sell our common stock. As of June 30, 2007 there were approximately 5,200 holders of our common stock. Factors affecting our stock price include:

●	our financial results;
●	fluctuations in our operating results;
●	announcements of technological innovations or new commercial health care products or therapeutic products by us or our competitors;
●	government regulation;
●	developments in patents or other intellectual property rights;
●	developments in our relationships with customers and potential customers; and
●	general market conditions.

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

We are required to pay fees and expenses incident to the registration with the SEC of the shares issued or issuable in the private placements of equity which closed on January 6, 2005 and shares underlying convertible debt and warrants October 25, 2006 and maintain adequate disclosure in connection with such registration, including updating prospectuses and under certain circumstances, filing amended registration statements. These expenses were approximately $302,000 in 2006, and $40,000 for the first six months of 2007 and we may incur significant additional expenses in the future related to maintaining effective registration statements for prior financings and any additional registrations related to future financings. We have also agreed to indemnify such selling security holders against losses, claims, damages and liabilities arising out of relating to any misstatements or omissions in our registration statement and related prospectuses, including liabilities under the Securities Act. In the event such claims is made in the future, such losses, claims, damages and liabilities arising out of those claims could be significant in relation to our revenues.

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

As of December 31, 2006, there were outstanding warrants entitling the holders to purchase up to a maximum of 9,681,840 common shares at an exercise price of $0.35 per share. In addition, there are outstanding warrants entitling the holders to purchase up to a maximum of 4,840,740 common shares at an exercise price of $0.385 per share. There are also debentures outstanding which are convertible into a maximum of 4,840,740 common shares at a conversion price per common share of $0.35 per common share.  Further, we have relied heavily on option and warrant grants as an alternative to cash as a means of compensating our officers, advisors and consultants.  In 2006, we issued options and warrants to officers, director and consultants for the purchase of approximately 4.4 million shares of our common stock, with exercise prices ranging from $0.18 to $0.39 per share.  The exercise price for all of the aforesaid options and warrants may be less than your cost to acquire our common shares. In the event of the exercise and/or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the options and warrants may sell underlying common shares in tandem with their exercise of those warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options and warrants.

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

Item 3.                 Controls and Procedures.

Under the supervision and with the participation of our management (including our principal executive and financial officer), audit committee, and our external accounting and financial consultant, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, and, based on this evaluation, our management has concluded that these controls and procedures are effective.  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We terminated Steven T. Guillen from his position as our President and Chief Executive Officer on September 15, 2006.  Mr. Guillen subsequently filed a lawsuit against us and up to 25 unnamed additional defendants. The complaint alleged breaches of contract relating to Mr. Guillen’s employment agreement and a promissory note that was in default, breach of implied covenant of good faith and fair dealing, wrongful termination and violation of the California Labor Code in relation to the non-payment of back pay. The complaint related in part to a $200,000 unsecured promissory note with Mr. Guillen dated on or around March 10, 2006.  Interest and principal were due on September 10, 2006 and at September 30, 2006 were in default. On November 2, 2006, we repaid Mr. Guillen the principal and accrued interest due on the promissory note in the amount of $209,000 and back pay with penalties and accrued interest of $96,000.  This lawsuit was withdrawn and settled in the second quarter of 2007 in accordance with the separation agreement discussed below.

On March 8, 2007, we entered into a Confidential Separation Agreement (dated February 12, 2007) with Steve Guillen, under which we agreed to pay Mr. Guillen the sum of $250,000 in monthly installments of $10,000 each, subject to standard payroll deductions and withholdings.  We also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985.  In exchange for these payments and benefits, Mr. Guillen and the Company agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with us.  A copy of the separation agreement was included as Exhibit 10.43 to the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2006.

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

No director, officer or affiliate of ours, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries in reference to pending litigation.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such failure to pay is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  We are negotiating with such purchasers for waivers from such events of default and the right to issue shares in lieu of cash payment of the unpaid redemption payments plus accrued interest to the purchasers.  Each monthly redemption amount under the debentures is approximately $85,000 and as of August 1, 2007 we are currently seven months behind.  We would have to issue approximately 3,624,000 shares of common stock to satisfy the monthly redemption amount and unpaid interest of approximately 620,000 in arrears.  We cannot give any assurance that the each of the four purchasers will accept this arrangement as a cure for this default.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

    See Index to Exhibits on page 50.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS INTERNATIONAL, INC.

Date: August 14, 2007	By:	/s/ Marvin S. Hausman
Marvin S. Hausman
Chief Executive Officer

Exhibit Index

Exhibit Number	Exhibit Title or Description
10.1*	Amended and Restated Exclusive License Agreement with Alteon, Inc. dated April 2, 2007.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain portions of this agreement are subject to a request for confidential treatment, pending with the Securities and Exchange Commission.