Form 10QSB
period 2007-09-30
OXIS INTERNATIONAL INC
filed 2007-11-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐NO ☑

At November 9, 2007, the issuer had outstanding the indicated number of shares of common stock:  46,610,809.

Transitional Small Business Disclosure Format     YES ☐                                                                                                           NO ☑

OXIS INTERNATIONAL, INC.
FORM 10-QSB
For the Quarter Ended September 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.                 Financial Statements.
OXIS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,591,000	$1,208,000
Accounts receivable, net	832,000	732,000
Inventory	646,000	561,000
Prepaid expenses and other current assets	97,000	130,000
Deferred tax assets	11,000	10,000
Restricted cash	—	3,060,000
Total Current Assets	3,177,000	5,701,000
Property, plant and equipment, net	190,000	244,000
Patents, net	740,000	761,000
Goodwill and other assets, net	1,430,000	1,291,000
Total Other Assets	2,360,000	2,296,000
TOTAL ASSETS	$5,537,000	$7,997,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$915,000	$714,000
Accrued expenses	1,114,000	838,000
Accounts payable to related party	62,000	49,000
Warrant liability	1,100,000	2,314,000
Accrued derivative liability	283,000	678,000
Notes Payable	—	3,060,000
Total Current Liabilities	3,474,000	7,653,000
Long-term deferred taxes	25,000	25,000
Convertible debentures, net of discounts of $722,000 and $1,226,000	628,000	124,000
Total Liabilities	4,127,000	7,802,000
Minority interest	968,000	770,000
Commitments and Contingencies	—	—
Stockholders’ Equity (Deficit):
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series B – 0 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (aggregate liquidation preference of $1,000)	—	—
Series C – 96,230 shares issued and outstanding	1,000	1,000
Common stock - $0.001 par value; 150,000,000 shares authorized; 46,610,809 and 44,527,476 shares issued and outstanding at September 30, 2007 and December 31, 2006	47,000	45,000
Additional paid-in capital	70,939,000	70,115,000
Accumulated deficit	(70,128,000)	(70,319,000)
Accumulated other comprehensive loss	(417,000)	(417,000)
Total stockholders’ equity (deficit)	442,000	(575,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,537,000	$7,997,000
See accompanying condensed notes to interim consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product revenues	$1,473,000	$1,462,000	$3,948,000	$4,331,000
License revenues	48,000	50,000	777,000	50,000
Total Revenue	1,521,000	1,512,000	4,725,000	4,381,000
Cost of product revenues	741,000	725,000	2,243,000	2,374,000
Gross profit	780,000	787,000	2,482,000	2,007,000
Operating expenses:
Research and development	158,000	207,000	525,000	598,000
Selling, general and administrative	852,000	953,000	2,234,000	2,854,000
Total operating expenses	1,010,000	1,160,000	2,759,000	3,452,000
Income (loss) from operations	(230,000)	(373,000)	(277,000)	(1,445,000)
Other income (expenses):
Interest income	13,000	14,000	38,000	45,000
Other income	11,000	—	44,000	2,000
Reduction in fair value of warrant and derivative liabilities	492,000	—	1,609,000	—
Interest expense	(257,000)	(91,000)	(757,000)	(146,000)
Total other income (expenses)	259,000	(77,000)	934,000	(99,000)
Minority interest in subsidiary	(63,000)	(88,000)	(197,000)	(174,000)
Income (loss) before provision for income taxes	(34,000)	(538,000)	460,000	(1,718,000)
Provision for income taxes	86,000	115,000	269,000	204,000
Net income (loss)	$(120,000)	$(653,000)	$191,000	$(1,922,000)
Net income (loss) per share – basic	$(0.00)	$(0.02)	$0.00	$(0.04)
Net income (loss) per share –diluted	$(0.00)	$(0.02)	$0.00	$(0.04)
Weighted average shares outstanding – basic	45,840,882	42,438,261	44,970,089	42,752,223
Weighted average shares outstanding –diluted	45,840,882	42,438,261	45,281,971	42,752,223

See accompanying condensed notes to interim consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$191,000	$(1,922,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	54,000	55,000
Amortization of intangible assets	115,000	101,000
Accretion of interest on discounted note payable	—	45,000
Common stock issued to vendor for accounts payable	326,000	23,000
Stock compensation expense for options and warrants issued to employees and non-employees	—	249,000
Amortization of debt discounts	504,000	—
Reduction in fair value of warrant and derivative liabilities	(1,609,000)	—
Minority interest in subsidiary	198,000	174,000
Changes in assets and liabilities:
Accounts receivable	(100,000)	(29,000)
Inventory	(85,000)	96,000
Prepaid expenses and other current assets	25,000	155,000
Deferred tax asset	(1,000)	1,000
Other assets	—	(8,000)
Accounts payable	201,000	290,000
Accrued expenses	277,000	214,000
Taxes payable	—	115,000
Accounts payable to related party	13,000	(65,000)
Net cash provided by (used in) operating activities	109,000	(506,000)
Cash flows from investing activities:
Investment in restricted certificate of deposit	—	(3,060,000)
Payment for acquisition of additional interest in subsidiary	(132,000)	—
Proceeds from restricted certificate of deposit	3,060,000	3,060,000
Capital expenditures	—	(64,000)
Increase in patents	(94,000)	(42,000)
Net cash provided by (used in) investing activities	2,834,000	(106,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	500,000	—
Proceeds from exercise of stock options	—	69,000
Proceeds from short-term borrowing	—	3,666,000
Repayment of short-term borrowings	(3,060,000)	(3,060,000)
Net cash provided by (used in) financing activities	(2,560,000)	675,000
Net increase in cash and cash equivalents	383,000	63,000
Cash and cash equivalents - beginning of period	1,208,000	614,000
Cash and cash equivalents - end of period	$1,591,000	$677,000
See accompanying condensed notes to interim consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck and certain stockholders of BioCheck to purchase all of the common stock of BioCheck for $6.0 million in cash. On December 6, 2005, the Company purchased 51% of the common stock of BioCheck from each of the shareholders of BioCheck on a pro rata basis, for $3,060,000 in cash and in the third quarter of 2007 the Company purchased an additional 2% of BioCheck shares.

The Company had a net loss of $120,000 and net income of $191,000 for the three month and nine month period ended September 30, 2007 compared to a net loss of $653,000 and $1,922,000 for the three month and nine month period ended September 30, 2006.  Net income in 2007 was primarily affected by non-cash income relating to decrease in warrant and derivative liabilities.  For the three months ending September 30, 2007 such non-cash income was $492,000 and for the nine months ending September 30, 2007, such non-cash income was $1,609,000.  During 2006, the Company obtained debt financing in the amount of $1,350,000. Such financing resulted in non-cash financing charges of $1,674,000 in 2006.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2007

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $70,128,000 through September 30, 2007.  On a consolidated basis, the Company had cash and cash equivalents of $1,591,000 at September 30, 2007 of which $1,174,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities. Management believes and presently anticipates that the cash held by the OXIS parent company of $417,000 at September 30, 2007 will provide sufficient cash flow to sustain the Company’s operations at least through the end of 2007.  As of September 30, 2007, approximately $3,230,000 would be needed in order for OXIS to exercise its option to purchase the remaining 47% of BioCheck.  During the three months ended September 30, 2007, the Company purchased an additional 2% of Bio Check shares for $132,000.  However, the Company may not successfully obtain debt or equity financing on terms acceptable to us, or at all, that will be sufficient to finance our goals or to increase product related revenues.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operations.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2007

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

Restricted Cash

The Company invested $3,060,000 of cash into a 30-day certificate of deposit at KeyBank, N.A. (“KeyBank”) and entered into a $3,060,000 non-revolving one-year loan agreement with KeyBank on December 2, 2005 for the purpose of completing the initial closing of the BioCheck acquisition. The Company granted a security interest in its $3,060,000 certificate of deposit to KeyBank under the loan agreement. This loan agreement was subsequently transferred to Bridge Bank.  Consequently, the certificate of deposit is classified as restricted cash on the consolidated balance sheet at December 31, 2006 as the cash was restricted as to use.  In February 2007, the Company used the proceeds from cashing in the certificate of deposit to pay off the loan with Bridge Bank.

Stock-Based Compensation

Management implemented SFAS 123R effective January 1, 2006, using the modified prospective application method. Under the modified prospective application method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite service is rendered on or after January 1, 2006.  The compensation cost for awards issued prior to January 1, 2006 attributed to services performed in years after January 1, 2006 uses the attribution method applied prior to January 1, 2006 according to SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued.  The Company recognized $144,000 and $191,000 in share-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2007

The Company issued 55,000 and 400,000 stock options to employees and directors during the nine months ended September 30, 2007 and 2006, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2007 and 2006: expected volatility of 176% and 90%, respectively; average risk-free interest rate of 5.0% and 4.45%, respectively; initial expected life of 9.0 years and 4.45 years, respectively; no expected dividend yield; and amortized over the vesting period of typically one to four years.

The Company undertook a comprehensive study of options issued over the life of the Company’s option plans to determine historical patterns of options being exercised and forfeited. The results of this study were used as a source to estimate expected life and forfeiture rates. The new estimated life of 4.45 years was applied only to determine the fair value of awards issued after January 1, 2006. The estimated forfeiture rate of 40% was applied to all awards that vested after January 1, 2006, including awards issued prior to that date, to determine awards expected to be exercised

Stock options issued to non-employees as consideration for services provided to the Company have been accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation expense be recognized for all such options.  The company recognized in share-based compensation expense for non-employees of $182,000 and $62,000 for the nine months ended September 30, 2007 and 2006, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share (“EPS”) computations.  The weighted average number of potentially dilutive common shares were 318,940 and 611,497 for the three months and nine months ended September 30, 2007, respectively.  These shares were excluded from net diluted loss per share because of their anti-dilutive effect.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2007

	Three Months Ended September 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income (loss)	$(120,000)			$(653,000)

Weighed shares outstanding		45,840,882			43,090,280

			$(0.00)			$(0.02)

Diluted earnings per share		N/A			N/A

	Nine Months Ended September 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$191,000			$(1,922,000)

Weighed shares outstanding		44,970,089			42,752,223

			$0.00			$(0.04)

Diluted earnings per share

Net income	$191,000			N/A

Weighed shares outstanding		44,970,089
Effect of dilutive securities
Warrants and options		311,882
		45,281,971

			$0.00			N/A

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2007

Recent Accounting Pronouncements

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations.  In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill.  The Company adopted Interpretation 48 on January 1, 2007, which did not have a material impact on the Company’s financial statements.

Use of Estimates

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

2. Notes Payable

	September 30, 2007	December 31, 2006
Note payable to KeyBank, N.A.	$—	$3,060,000

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2007

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

Pursuant to the terms of the Purchase Agreement, the Company issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The Debentures mature on October 25, 2008, but may be prepaid by the Company at any time provided that the common stock issuable upon conversion and exercise of the Warrants is covered by an effective registration statement. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision (the “Conversion Price”). Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If the Company chooses to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.  The Company has not made the required Monthly Redemption Amounts and as of September 30, 2007, the Company was in default and was eight months behind on these payments.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If the Company fails to make such payment in full, the purchasers have the right sell substantially all of the Company’s assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 per month.  As of about September 30, 2007, the Company would have to issue approximately 4,123,000 shares of common stock to satisfy the Monthly Redemption Amount in arrears in an amount of $678,000 and unpaid interest of $45,000, for a total of approximately $723,000 in arrears.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2007

Pursuant to the Debentures, the Company agreed that it will not incur additional indebtedness for borrowed money, other than its current Bridge Bank promissory note which has now been repaid. The Company also agreed that it will not pledge, grant or convey any new liens on its assets. The obligation to pay all unpaid principal will be accelerated upon an event of default, including upon failure to perform its obligations under the Debenture covenants, failure to make required payments, default on any of the Transaction Documents or any other material agreement, lease, document or instrument to which the Company is obligated, the bankruptcy of the Company or related events. The Purchasers have a right of first refusal to participate in up to 100% of any future financing undertaken by the Company until the later of the date that the Debentures are no longer outstanding and the one year anniversary of the effective date of the registration statement. The Company was restricted from issuing shares of common stock or instruments convertible into common stock for 90 days after the effective date of the registration statement with certain exceptions. The Company is also prohibited from effecting any subsequent financing involving a variable rate transaction until such time as no Purchaser holds any of the Debentures. In addition, until such time as any Purchaser holds any of the securities issued in the Debenture transaction, if the Company issues or sells any common stock or instruments convertible into common stock which a Purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the Transaction Documents, the Company is obligated to amend the terms of the Transaction Documents to such Purchaser the benefit of such better terms. The Company may prepay the entire outstanding principal amount of the Debentures, plus accrued interest and other amounts payable, at its option at any time without penalty, provided that a registration statement is available for the resale of shares underlying the Debentures and Warrants, as more fully described in the Debentures. The purpose of this Debenture transaction was to provide the corporation with intermediate term financing as it seeks longer term financing.

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

Pursuant to the Security Agreement, the Company agreed to grant the purchasers, pari passu, a security interest in substantially all of the Company’s assets. The Company also agreed to pledge its respective ownership interests in its wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and its 53% owned subsidiary, BioCheck, Inc. In addition, OXIS Therapeutics and OXIS Isle of Man each provided a subsidiary guarantee to the Purchasers in connection with the transaction.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2007

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The Monthly Redemption Amounts can be paid with common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be $690,000 on October 25, 2006.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants issued in this transaction into common stock. Therefore, the warrants issued in connection with this transaction had a fair value of $2,334,000 at October 20, 2006.  The value of the warrants was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 158% and expected term of one to six years.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value on each balance sheet date with the change being shown as a component of net loss.

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

At September 30, 2007, the Company determined the fair value of the beneficial conversion feature and the warrants was $283,000 and $1,100,000, respectively. The fair value was calculated using the Black-Scholes model using the following assumptions: discount rate of 4.5%, volatility of 188%; dividend yield of 0% and expected term of one to six years.  The aggregate decrease in fair value of these two liabilities from December 31, 2006 to September 30, 2007 of $1,609,000 is shown as other income in the accompanying consolidated statements of operations for the nine months ended September 30, 2007. The fair value of beneficial conversion feature and the warrants will be determined at each balance sheet date with the change from the prior period being reported as other income (expense).

3. Supplemental Cash Flow Disclosures

The Company recognized non-cash compensation expense of $182,000 and $58,000 related to the issuance and vesting of stock options issued to consultants in the nine months ended September 30, 2007 and 2006, respectively.  The Company recognized non-cash compensation expense of $144,000 and $191,000 related to the issuance and vesting of stock options issued to employees in the nine months ended September 30, 2007 and 2006, respectively.  Cash interest paid was $0 and $88,000 in the nine months ended September 30, 2007 and 2006, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2007

4.  Related Party Transactions

On March 8, 2007, the Company entered into a Confidential Separation Agreement (dated February 12, 2007) with Steve Guillen, under which the Company agreed to pay Mr. Guillen the sum of $250,000 in monthly installments of $10,000 each, subject to standard payroll deductions and withholdings.  The Company also agreed to pay Mr. Guillen’s health insurance premiums for a twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985.  During the quarter ending September 30, 2007, OXIS paid Mr. Guillen $31,600, including compensation and health insurance premiums.  The separation agreement also provides that in the event the Company obtains additional financing in the amount of $1 million or more after February 12, 2007, whether in one transaction or multiple transactions and whether in the form of debt or equity, or in the event of a change in control as defined in the employment agreement between us and Mr. Guillen, then no later than 10 days thereafter, we shall pay Mr. Guillen an amount equal to $10,833.33 multiplied by the number of months that he has been paid $10,000 toward the separation benefit (the “First Catch-Up Payment”), and thereafter will be paid $20,833.33 per month, provided that the total separation benefit, including any Catch-Up Payment, shall not exceed $250,000.  In the event that the total additional financing received after February 12, 2007 reaches $2 million or more, then no later than 10 days thereafter, the Company shall pay Mr. Guillen up to an additional $104,166.65 (the “Second Catch-Up Payment” representing amounts which might have been paid on the separation benefit prior to the execution of the Separation Agreement), provided that in no event shall the total amount of monthly payments toward the separation benefit and the First and Second Catch-Up Payments exceed the $250,000 total amount due as separation benefit.  The Company also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. The value of the unvested options that became immediately vested is $58,533.  Mr. Guillen would have the right to exercise his options until the later of the fifth anniversary of the date that the Company’s compensation committee approved Mr. Guillen’s stock options, or February 15, 2010. A copy of a registration rights agreement between us and Mr. Guillen regarding these securities is included as Exhibit 99.1 on the Company’s current report on Form 8-K/A filed on May 3, 2007.  In exchange for these payments and benefits, Mr. Guillen and the Company agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with the Company.  A copy of the separation agreement was included as Exhibit 10.43 to the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2006.

Account payable to related party at September 30, 2007 represents amount due to the board of directors for their director fees.

During the three months ended September 30, 2007, the Company purchased an additional 2% of Bio Check shares for $132,000.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2007

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

Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three-year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license.  Alteon agreed to pay the Company a non-refundable sum of $500,000, payable in six monthly installments of $50,000, with the remaining $200,000 payable upon the closing of a financing of Alteon approved by Alteon’s shareholders.  As of September 30, 2007, the Company has received the full $500,000 license fee.

The agreement also provides for milestone payments to us upon certain significant milestone events in the development of a potential drug product.  The agreement also entitles the Company to various levels of sublicensing fees and royalties based on a percentage of net sales of the licensed product.

As part of the agreement, Alteon agreed to make an equity investment in the Company’s common stock, at a per-share price equal to 125% of the trading price on the trading day immediately prior to such purchase, and no less than $0.24 per share.  On August 3, 2007, Alteon purchased 2,083,333 shares at $0.24 per share resulting in net proceeds to the Company of $500,000.

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

Overview

OXIS International, Inc. focuses on the research and development of technologies and therapeutic products in the field of oxidative stress/inflammatory reaction, diseases that are associated with damage from free radicals and reactive oxygen species. Biological free radicals are the result of naturally occurring processes such as oxygen metabolism and inflammatory reactions. Free radicals react with key organic substances such as lipids, proteins and DNA. Oxidation of these biomolecules can damage them, disturbing normal functions and may contribute to a variety of disease states. Organ systems that are predisposed to oxidative stress and damage are the pulmonary system, the brain, the eye, the circulatory and reproductive systems.  A prime objective of OXIS is to use its broad portfolio of oxidative stress biomarkers to identify associations between reactive biomarker signals and various disease etiologies and conditions.

We presently derive our revenues primarily from sales of research diagnostic reagents and assays to medical research laboratories. Our diagnostic products include approximately 25 research reagents and assays to measure markers of oxidative stress.   We hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is L-Ergothioneine, a potent antioxidant produced by OXIS, that may be appropriate for sale over-the-counter as a dietary supplement.  In September 2005 we acquired a 51% interest in BioCheck and in the third quarter of 2007 we purchased an additional 2% of BioCheck shares and have the option to purchase the remaining 47% of BioCheck, Inc.

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

The Company had a net loss of $120,000 and net income of $191,000 for the three month and nine month period ended September 30, 2007 compared to a net loss of $653,000 and $1,922,000 for the three month and nine month period ended September 30, 2006.  Net income in 2007 was primarily affected by non-cash income relating to decrease in warrant and derivative liabilities.  For the three months ending September 30, 2007 such non-cash income was $492,000 and for the nine months ending September 30, 2007, such non-cash income was $1,609,000.  During 2006, the Company obtained debt financing in the amount of $1,350,000. Such financing resulted in non-cash financing charges of $1,674,000 in 2006.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $70,128,000 through September 30, 2007. On a consolidated basis, we had cash and cash equivalents of $1,591,000 at September 30, 2007 of which $1,174,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain its operating activities, however, OXIS does not have access to the funds held by BioCheck as BioCheck is not a wholly owned subsidiary.  The cash held by the OXIS parent company was $417,000 at September 30, 2007.  We will need to seek additional loan and/or equity financing to pay for basic operating costs, or to expand operations, implement our marketing campaign, or hire additional personnel.  During the three months ended September 30, 2007, we purchased an additional 2% of Bio Check shares for $132,000.  Additionally, we may decide to acquire the remaining 47% of BioCheck that we currently do not own, which would require additional financing.  However, we may not successfully obtain debt or equity financing on terms acceptable to us, or at all, that will be sufficient to finance our operating costs in 2008 and our other goals.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

See the Risk Factors beginning on page 26 concerning disclosure of the significant risks to our business.

Recent Developments

Current significant financial and operating events and strategies are summarized as follows:

Product Development

OXIS product development is focused on the development of four new oxidative stress assays and the improvement of several existing oxidative stress assays adapting them for high throughput applications.

BioCheck currently has several products under development for cancer, cardiac/inflammatory and angiogenesis research applications.  Among these products, BioCheck has marketed the following ELISA kits to the research market in 2006 and early 2007:

•	Reagents for the detection of HMGA2, a marker for aggressive breast cancer;

•	Research assays for the detection of HMGA2; and

•	A new myeloperoxidase research assay, based on an inflammatory protein that has utility as a prognostic marker for cardiac events;

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

Management Team and Board of Directors

Effective January 11, 2007, Matthew Spolar, Vice President, Product Technology for Atkins Nutritionals, Inc., was appointed to our board of directors.  Also on January 11, 2007, the board of directors approved an amendment to our bylaws to fix the number of authorized directors at six.  In March 2007, we retained Kevin Pickard, a certified public accountant, to provide management with support and assistance with regard to certain matters previously handled by Michael Centron, our former Chief Financial Officer.  On April 12, 2007, Steve Guillen resigned from the board of directors of OXIS.  His resignation was pursuant to a separation agreement described in Note 4 above.

Loan

On December 6, 2005, we entered into a non-revolving one-year loan agreement with KeyBank, N.A., or KeyBank, and received funds of $3,060,000 to purchase 51% of BioCheck’s common stock. As security for our repayment obligations, we granted a security interest to KeyBank in our $3,060,000 certificate of deposit at KeyBank. This loan was repaid during February 2006 and a new one-year loan agreement for $3,060,000 was entered into with Bridge Bank. As part of the loan arrangement with Bridge Bank, we granted a security interest in a $3,060,000 certificate of deposit moved from KeyBank to Bridge Bank. The loan bore interest at 3.0% and the certificate of deposit bore interest at 1.0%.  This loan was paid in full in February 2007 primarily from the proceeds from the non-renewal of the certificate of deposit.

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

Pursuant to the terms of the Purchase Agreement, we issued the debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this report as the “conversion price”).  Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”).   The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount.  See Note 2: Notes Payable in the Condensed Notes to Consolidated Financial Statements for a full description of the terms of the debentures and related agreements.

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of November 1, 2007 we were ten months behind.  We would have to issue approximately 6,839,271 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest totaling approximately $904,000 in arrears..  We cannot give any assurance that the debenture holders will continue to forbear from enforcing the terms applicable in the case of default.

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

Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three-year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license.  Alteon agreed to pay us a non-refundable sum of $500,000, payable in six monthly installments of $50,000, with the remaining $200,000 payable upon the closing of a financing of Alteon approved by Alteon’s shareholders.  As of September 30, 2007, we have received the entire $500,000.  The agreement also provides for milestone payments to us upon certain significant milestone events in the development of a potential drug product.  The agreement also entitles us to various levels of sublicensing fees and royalties based on a percentage of net sales of the licensed product.

As part of the agreement, Alteon agreed to make an equity investment in the Company’s common stock, at a per-share price equal to 125% of the trading price on the trading day immediately proper to such purchase, and no less than $0.24 per share.  On August 3, 2007, Alteon purchased 2,083,333 shares at $0.24 per share resulting in net proceeds to the Company of $500,000.

The agreement is terminable for cause by either party, by Alteon with or without cause with 180 days’ prior written notice, or by us if Alteon does not make timely payments under the license.

Lawsuit

On September 13, 2007, the lawsuit initiated by Applied Genetics Incorporated Dermatics (“AGI”) against OXIS on or about April 13, 2007 was dismissed without prejudice by agreement of both parties.  The original complaint by AGI alleged that certain actions taken by OXIS to protect and enforce its patents have caused damage to AGI, and asserted claims of unfair competition, tortuous interference with prospective economic advantage and contractual relations.  The complaint also challenged the validity of one of OXIS’ patents.  OXIS subsequently counterclaimed alleging that AGI’s production, use and sale of L-ergothioneine infringes certain patents held by OXIS.  The parties have agreed to pursue mediation on the dispute, and subsequently arbitration if mediation proves unsuccessful.

Results of Operations

Revenues

The following table presents the changes in revenues from 2006 to 2007:

	Three Months Ended September 30,			Nine months ended September 30,
	2007	2006	Increase (Decrease) from 2006	2007	2006	Increase (Decrease) from 2006
Product revenues	$1,473,000	$1,462,000	$11,000	$3,948,000	$4,331,000	$(383,000)
License revenues	$48,000	$50,000	$(2,000)	$777,000	$50,000	$727,000

The decrease in product revenues for the nine months ended September was primarily attributable to loss of an account from 2006 to 2007 and some reduction in product pricing.  The product revenues for the three month period ended September 30, 2007 were slightly higher than 2006.  We expect fourth quarter 2007 product revenues to be approximately the same as the third quarter.  However, we are developing new diagnostic test kits and evaluating our product offerings, pricing and distribution network in order to increase sales volume.

The increase in license revenues was attributable to the Amended and Restated Exclusive License Agreement with Alteon.  Specifically, the Company recorded revenues of $500,000 related to the non-refundable fees associated with entering into the Agreement.

Cost of product revenues

The following table presents the changes in cost of product revenues from 2006 to 2007:

	Three Months Ended September 30,			Nine months ended September 30,
	2007	2006	Increase from 2006	2007	2006	Decrease from 2006
Cost of product revenues	$741,000	$725,000	$16,000	$2,243,000	$2,374,000	$(131,000)

The change in cost of product revenues is attributable to the change in product sales.   We expect fourth quarter 2007 product costs to be approximately the same as the third quarter adjusted for any changes in revenues.

Gross profit was $780,000 and $2,482,000 compared to $787,000 and $2,007,000 for the three and nine month period ended September 30, 2007 and 2006, respectively.  Gross profit as a percentage of revenues was 51% and 53% compared to 52% and 46% for the three and nine month period ended September 30, 2007 and 2006, respectively.  The increase in gross profit percentage is due to the increase in licensing revenues which does not have an associated cost of sales while the gross profit on our product sales remained flat.

Research and development expenses

The following table presents the changes in research and development expenses from 2006 to 2007:

	Three Months Ended September 30,			Nine months ended September 30,
	2007	2006	Decrease from 2006	2007	2006	Decrease from 2006
Research and development expenses	$158,000	$207,000	$(49,000)	$525,000	$598,000	$(73,000)

The decrease in research and development expenses is primarily attributable to a change in the mix from currently expensed research and development towards patent development and other capitalized research programs and projects.  We expect fourth quarter 2007 research and development costs to be approximately the same as the third quarter.  However, the actual amount of research and development expenses will fluctuate with the availability of attractive projects and the availability of the associated required funding.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2006 to 2007:

	Three Months Ended September 30,			Nine months ended September 30,
	2007	2006	Decrease from 2006	2007	2006	Decrease from 2006
Selling, general and administrative expenses	$852,000	$953,000	$(101,000)	$2,234,000	$2,854,000	$(620,000)

The decrease in selling, general and administrative expenses is primarily attributable to a reduction in overhead costs as a result of efficiencies and reduction in costs gained by our move from Portland to Foster City.  We expect fourth quarter 2007 selling, general and administrative expenses to be approximately the same as the third quarter.

Interest Income

Interest income was $13,000 and $38,000 compared to $14,000 and $45,000 for the three and nine month period ended September 30, 2007 and 2006, respectively.  The decrease is primarily due to the decrease in cash available for investment activities.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.

Interest Expense

Interest expense was $257,000 and $757,000 compared to $91,000 and $146,000 for the three and nine month period ended September 30, 2007 and 2006, respectively.  The increase is due to the interest on the convertible debentures and the amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $1,591,000 at September 30, 2007 of which $1,174,000 was held by BioCheck.  The cash held by the OXIS parent company was $417,000 at September 30, 2007.  Cash provided by operating activities was $109,000 during the nine months ended September 30, 2007.  The cash held by the OXIS parent company of $417,000 at September 30, 2007 should be sufficient to sustain our operations at least through 2007.

As of September 30, we have received a license fee of $500,000 from Alteon pursuant to the terms of our license agreement with Alteon (see Note 5).  In addition, in connection with our license agreement with Alteon, Alteon made an equity investment in our common stock, at a per-share price equal $0.24 per share, which resulted in net proceeds to us of $500,000.  Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain BioCheck’s operating activities.  However, we cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our parent level operating expenses.

On October 25, 2006, we completed a private placement of debentures and warrants under a securities purchase agreement with four accredited investors. In this financing we issued secured convertible debentures in an aggregate principal amount of $1,694,250 (referred to in this report as the “debentures”), and Series A, B, C, D, and E common stock warrants (referred to in this report as the “warrants”). We also provided the investors registration rights under a registration rights agreement, and a security interest in our assets under a security agreement to secure performance of our duties and obligations under the debentures. Under the warrants, the investors have the right to purchase an aggregate of approximately 14.5 million shares of our common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, and these exercise prices are adjustable according to a full ratchet anti-dilution provision, i.e., the exercise price may be adjusted downward in the event that we conduct a financing at a price per share below $0.35 or $0.385 per share, respectively. The Series D and E warrants are only exercisable pro rata subsequent to the exercise of the Series C warrants. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this report as the “conversion price”).  Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”).  The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount. The Company has not made the required Monthly Redemption Amounts and is currently in default on these payments. We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of November 1, 2007 we were ten months behind.  We would have to issue approximately 6,839,271 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest totaling approximately $904,000 in arrears.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Basis of Consolidation

The consolidated financial statements contained in this report include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. On December 6, 2005, we purchased 51% of the common stock of BioCheck.  In addition during the third quarter of 2007 we purchased an additional 2% of BIoCheck.  This acquisition was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.

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

RISK FACTORS

THE RISK FACTORS BELOW DETAIL THE SIGNIFICANT RISKS TO OUR BUSINESS INCLUDING THAT WE ARE IN TECHNICAL DEFAULT ON CERTAIN CONVERTIBLE DEBENTURES WITH ARREARS EXCEEDING $900,000, THAT THE DEBENTURE PURCHASERS HAVE THE RIGHT TO SELL SUBSTANTIALLY ALL OF OUR ASSETS TO SATISFY THOSE ARREARS, THAT THE TERMS OF THE DEBENTURES AND RELATED AGREEMENTS SUBJECT US TO ONEROUS RESTRICTIONS, AND THAT APPROXIMATELY 85% OF OUR ACCOUNTS PAYABLE ON THE OXIS PARENT COMPANY LEVEL ARE MORE THAN 90 DAYS OVERDUE.

Risks Related to Our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  The following discussion highlights some of these risks and others are discussed elsewhere in this Report.

We need to raise additional capital to fund our general and administrative expenses, and if we are unable to raise such capital, in the first quarter of 2008 we will have to curtail or cease operations.

We had cash and cash equivalents of $417,000 at our OXIS parent level at September 30, 2007. We cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our operating expenses at the parent level, since currently BioCheck is not our wholly-owned subsidiary.  In order to expand our operations, including pursuit of our development and commercialization programs, we may need to raise additional equity or debt financing.  In addition, if in the future we choose to exercise our option to purchase the remaining 47% share of BioCheck that we currently do not own, this may require additional capital.  We have incurred significant obligations in relation to the termination of our former president and chief executive officer and we have approximately $620,000 in accounts payable which are more than 90 days over due, which equals approximately 85% of our the accounts payable on the OXIS parent company level.  If we raise short term capital by incurring additional debt, we will have to obtain equity financing sufficient to repay such debt and accrued interest.  Further, incurring additional debt may make it more difficult for us to successfully consummate future equity financings.

As we have not made required monthly redemption payments due to purchasers of debentures in our October 2006 convertible debt and warrant financing, unless we receive applicable waivers from the debenture purchasers, such purchasers could exercise their rights under the default provisions of the Secured Convertible Debenture.

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such failure to pay is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the debenture purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  Each monthly redemption amount is approximately $85,000 and as of November 1, 2007 we were ten months behind.  We would have to issue approximately 6,839,271 shares of common stock to satisfy the monthly redemption amount and unpaid interest of approximately $904,000 in arrears.

Repayment of recently issued debentures in shares and the exercise of recently issued warrants would cause substantial dilution to our stockholders and would likely depress our stock price, making it more difficult for us to consummate future equity financings.

In our October 25, 2006 debenture financing with four accredited purchasers, we issued secured convertible debentures in an aggregate principal amount of $1,694,250. We also issued Series A, B, C, D, and E warrants to the purchasers of the debentures, which provide them the right to purchase of an aggregate of approximately 12 million shares of our common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, subject to adjustment as provided in the warrants, including a full ratchet anti-dilution provision which will lower the exercise price in the event that we conduct a financing at a price per share below $0.35 or $0.385 per share, respectively. The Series D and E warrants are only exercisable on a pro rata basis, if the Series C warrants are exercised. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this report as the “conversion price”).  Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount.

Due to the floating conversion price of the debentures that applies when we choose to repay the debentures in shares, we would need to issue approximately ten to thirteen million shares to the holders of the debentures, assuming that stock prices remain in their recent price range. The number of shares that we may have to issue to the debenture holders could increase significantly if our stock price declines from the current price range. In addition, we would have to issue approximately 2.5 million shares if the debenture holders exercise their Series A warrants, an additional approximately five million shares would be issued upon exercise of their Series C warrants and finally, an additional approximately five million shares would be issued upon exercise of their Series D and E warrants pro rata subsequent to the exercise of the Series C warrants. The future potential dilution due to exercise of the above warrants could be increased if the full ratchet anti-dilution provision applicable to the exercise price of the warrants is triggered. This future potential dilution would likely depress our stock price, making it difficult for us to consummate a future equity financing.

As of September 30, 2007 we were in technical default under the October 2006 debentures, because of non-payment of the Monthly Redemption Amounts which became due beginning on February 1, 2007.

Restrictions on our ability to repay the debentures in shares rather than in cash may deplete our cash resources and will require future financings to avoid default.

Under the terms of the debentures we issued in October 2006, our right to make monthly redemption payments is conditioned upon several factors. Beginning on February 1, 2007, we are obligated to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date either in cash or in shares. The monthly redemptions, if made in cash to all debenture holders would equal approximately $85,000 per month. We may not make the monthly redemption in shares if, among other conditions, the issuance of the shares to the debenture holders would cause any debenture holder to beneficially own in excess of either 9.99% or 4.99% of our total outstanding shares at that time (depending on the particular debenture holder, either the 9.99% or the 4.99% threshold applies). One of the debenture holders currently beneficially owns approximately 9% of our total outstanding shares. In addition, we may not make monthly redemption payments to any debenture holder in shares rather than cash if the daily trading volume for our common stock does not exceed 50,000 shares per trading day for a period of 20 trading days prior to any applicable date in question beginning after April 25, 2007. If we must make all or a substantial amount of its monthly redemption payments to the debenture holders in cash rather than shares, our cash reserves will be depleted and we will have to raise substantial additional capital to avoid default of the debentures.

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

Raising additional capital may be necessary in order to complete our acquisition of the outstanding shares of BioCheck that we do not own, which constitutes 47% of BioCheck’s issued and outstanding shares.

On September 19, 2005 we entered into a stock purchase agreement with BioCheck and the stockholders of BioCheck pursuant to which we undertook to purchase up to all of the outstanding shares of common stock of BioCheck for an aggregate purchase price of $6.0 million in cash. On December 6, 2005, pursuant to the terms of the stock purchase agreement with BioCheck, at the initial closing, we purchased an aggregate of fifty-one percent (51%) of the outstanding shares of common stock of BioCheck from each of the stockholders of BioCheck on a pro rata basis, for an aggregate of $3,060,000 in cash.  During the three months ended September 30, 2007, we purchased an additional 2% of Bio Check shares for $132,000.  Pursuant to the stock purchase agreement, we will use our reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price for any BioCheck shares purchased after the initial closing will be increased by an additional 8% per annum from the date of the initial closing through the date of such purchase. Under the terms of our purchase agreements with BioCheck and its stockholders, BioCheck’s earnings (specifically, its earnings before interest, taxes, depreciation and amortization expenses, or EBITDA), if any, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings.  There can be no assurance that BioCheck will generate any earnings in the next several years which would be sufficient to purchase additional shares of BioCheck pursuant to the stock purchase agreement. Even if BioCheck generates earnings, there can be no assurance that such earnings would be sufficient to complete our acquisition of the remaining 47% of BioCheck’s outstanding shares.

To avoid an increase in the purchase price of the remaining shares of BioCheck at the rate of 8% per annum, we would need to consummate a financing transaction to complete the acquisition of the remaining 47% of the outstanding shares of BioCheck. The successful completion of our acquisition of BioCheck in this manner is dependent upon obtaining financing on acceptable terms. No assurances can be given that we will be able to complete such a financing sufficient to undertake our acquisition of the outstanding shares of BioCheck on terms favorable to us, or at all. Any financing that we do undertake to finance the acquisition of BioCheck would likely involve dilution of our common stock if it is an equity financing, or will involve the assumption of significant debt by us.

We will need additional financing in order to complete our development and commercialization programs.

As of September 30, 2007, we had an accumulated deficit of approximately $70,128,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The lack of availability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we consider to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

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

If we choose to exercise our agreement to purchase the remaining shares of BioCheck, and we do not successfully integrate the operations of the two companies, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. The acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or expenses related to goodwill and other intangible assets, any of which, or all taken together, could materially adversely affect our business, operating results and financial condition.

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

During the third quarter of 2006, our former Chief Executive Officer, who had been appointed by the Board on in the first quarter of 2005, was terminated, and during the fourth quarter of 2006 our Chief Financial Officer, who had been hired in January 2006, resigned from his position at our company.  As a result, one person was appointed to serve as both Chief Executive Officer and acting Chief Financial Officer, leaving our company with a sole executive officer. On September 15, 2006 Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer and took the position of Acting Chief Financial Officer. On September 24, 2007, the board of directors appointed Gary M. Post as our Chief Operating Officer.

In addition, during 2006 two directors left our Board.  Timothy C. Rodell, M.D., declined to stand for re-election at the Annual Meeting of Stockholders held on August 1, 2006 and on April 12, 2007, Mr. Guillen resigned from the board of directors.  Gary M. Post joined our Board of directors on March 15, 2006 and on January 11, 2007 Matthew Spolar was appointed to our board of directors, resulting in a five member Board.  Three of the five directors currently serving on the board commenced their service on the board within the last two years.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. In late 2006 and during 2007 we deferred the hiring of senior management personnel due to limited capital resources.  We cannot predict whether we will be successful in finding suitable new candidates for our key management positions. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated, and Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer. On November 15, 2006, Michael Centron resigned as our Vice President and Chief Financial Officer. Dr. Hausman has assumed the role of chief financial and accounting officer on an interim basis. While we have entered into an employment agreement with Dr. Hausman, he is free to terminate his employment “at will.” Further, we cannot predict whether Dr. Hausman will be successful in his role as our President and Chief Executive Officer, or whether senior management personnel hires will be effective.  Gary Post, the Chief Operating Officer since September 2007, has been retained pursuant to an Advisory Agreement dated November 2006 which he may terminate at will.  The loss of services of executive officers or key personnel, any transitional difficulties with our new Chief Executive Officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. We currently do not have a Chief Financial Officer who is a full time employee, and rely upon consultants to perform functions normally handled by a CFO.  As we currently have limited cash resources, if any of our key personnel leaves, replacing them will be difficult. We do not have any key employee life insurance policies with respect to any of our executive officers.

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

Our future profitability is uncertain.

We cannot predict our ability to increase our revenues or achieve profitability. We may be required to increase our research and development expenses in order to develop potential new products. As evidenced by the substantial net losses during and 2007 and 2006, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitable operations.

Our ability to successfully develop and commercialize our nutraceutical or clinical diagnostic product candidates, and make them available for sale, is uncertain.

Most of our nutraceutical and clinical diagnostic candidates are at an early stage of development and all of such nutraceutical and clinical diagnostic candidates may require expensive and lengthy testing and regulatory clearances. None of our nutraceutical or clinical diagnostic candidates has been approved by regulatory authorities. We may not be able to make some of our product candidates commercially available for several years, if at all. There are many reasons we may fail in our efforts to develop our nutraceutical and clinical diagnostic candidates, including:

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

TorreyPines Therapeutics, Inc. or TorreyPines, which merged with Axonyx Inc. in October 2006, currently owns approximately 30% of our issued and outstanding stock.  Given these circumstances, TorreyPines may influence our business direction and policies, and, thus, may have the ability to control certain material decisions affecting us. In addition, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Each of these factors has impacted, and may in the future impact, the demand for and availability of our products and our quarterly operating results. For example, a decrease in the demand for our Ergothioneine product resulted in sales of Ergothioniene of $46,000 year to date in 2007 compared to sales of Ergothioneine of $1,000 in 2006, $18,000 in 2005 and $87,000 in 2004, compared to $333,000 in 2003. We cannot predict with any certainty our future sales of Ergothioneine.

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

We may face challenges from third parties regarding the validity of our patents and proprietary rights, or from third parties asserting that we are infringing their patents or proprietary rights, which could result in litigation that would be costly to defend and could deprive us of valuable rights.  As a recent example, in the second quarter of 2007, Applied Genetics Incorporated Dermatics (“AGI”) initiated a lawsuit against OXIS alleging in part that AGI’s production, use and sale of L-ergothioneine does not infringe the patents held by OXIS.  The complaint also alleged that certain actions taken by OXIS to protect and enforce its patents have caused damage to AGI, and asserted claims of unfair competition, tortious interference with prospective economic advantage and contractual relations.  The complaint also challenged the validity of one of our patents.

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

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between bid and ask quotations. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the first nine months of 2007, the volume of our common stock traded on any given day ranged from 0 to 236,000 shares. Moreover, during that period, our common stock traded as low as $0.08 per share and as high as $0.29 per share, a 190% difference. This may impact an investor’s decision to buy or sell our common stock. As of September 30, 2007 there were approximately 3,500 holders of our common stock. Factors affecting our stock price include:

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

We are required to pay fees and expenses incident to the registration with the SEC of the shares issued or issuable in the private placements of equity which closed on January 6, 2005 and shares underlying convertible debt and warrants October 25, 2006 and maintain adequate disclosure in connection with such registration, including updating prospectuses and under certain circumstances, filing amended registration statements. These expenses were approximately $302,000 in 2006, and $40,000 for the first nine months of 2007 and we may incur significant additional expenses in the future related to maintaining effective registration statements for prior financings and any additional registrations related to future financings. We have also agreed to indemnify such selling security holders against losses, claims, damages and liabilities arising out of relating to any misstatements or omissions in our registration statement and related prospectuses, including liabilities under the Securities Act. In the event such claims is made in the future, such losses, claims, damages and liabilities arising out of those claims could be significant in relation to our revenues.

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

Item 3.                 Controls and Procedures.

Under the supervision and with the participation of our management (including our principal executive and financial officer), audit committee, and our external accounting and financial consultant, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, and, based on this evaluation, our management has concluded that these controls and procedures are effective.  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 13, 2007, the lawsuit initiated by Applied Genetics Incorporated Dermatics (“AGI”) against OXIS on or about April 13, 2007 was dismissed without prejudice by agreement of both parties.  The original complaint by AGI alleged that certain actions taken by OXIS to protect and enforce its patents have caused damage to AGI, and asserted claims of unfair competition, tortuous interference with prospective economic advantage and contractual relations.  The complaint also challenged the validity of one of our patents.  We subsequently counterclaimed alleging that AGI’s production, use and sale of L-ergothioneine infringes certain patents held by OXIS.  The parties have agreed to pursue mediation on the dispute, and subsequently arbitration if mediation proves unsuccessful.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such failure to pay is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of November 1, 2007 we were ten months behind.  We would have to issue approximately 6,839,271 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest totaling approximately $904,000 in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

See Index to Exhibits on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

November 14, 2007	By:	/s/ Marvin S. Hausman
Marvin S. Hausman
Chief Executive Officer

Exhibit Index

Exhibit Number	Exhibit Title or Description
10.1*	Amended and Restated Exclusive License Agreement with Alteon, Inc. dated April 2, 2007.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain portions of this agreement are subject to a request for confidential treatment, pending with the Securities and Exchange Commission.