Form 10KSB
period 2007-12-31
OXIS INTERNATIONAL INC
filed 2008-04-11
CIK 109657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
☑ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

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
YES ☐ NO ☑

The issuer’s revenues for its fiscal year ended December 31, 2007 were $6,049,000.

Aggregate market value of the common equity held by non-affiliates of the issuer as of April 4, 2008 was $2,107,539.

Number of shares outstanding of the issuer’s common stock as of April 4, 2008: 46,850,809 shares.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “might,” “would,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans,” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Plan of Operation” sections of this report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the “Risk Factors” section and “Management’s Discussion and Analysis or Plan of Operation” section below, and other sections of this report.

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. For a more detailed explanation of such risks, please see “Risk Factors” below. Such risks, as well as such other risks and uncertainties, are detailed in our SEC reports and filings including a discussion of the factors that could cause actual results to differ materially from the forward-looking statements..

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this report on Form 10-KSB and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this report on Form 10-KSB.

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

In April 2007, we entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. (now Synvista Therapeutics, Inc.), under which we granted Alteon an exclusive, sole, worldwide license to develop, manufacture and market BXT-51072 and related compounds covered by certain patent rights, with the right to sublicense.  This license agreement amends and supersedes the Exclusive License and Supply Agreement previously entered into between OXIS and HaptoGuard, Inc. (now part of Alteon) on September 28, 2004, as amended.  For additional details regarding this license agreement, see the section entitled “Exclusive License Agreement with Alteon” on page 26 of this report.

On April 12, 2007, Steven T. Guillen resigned from our board of directors.

On September 24, 2007 our board of directors appointed Gary M. Post as the Chief Operating Officer of OXIS International, effective immediately.

On October 11, 2007, we entered into an Amendment to Advisory Agreement with Ambient Advisors LLC.  The Advisory Agreement between OXIS and Ambient Advisors was originally signed on November 6, 2006.  Gary M. Post, the Chief Operating Officer of OXIS and a member of the OXIS board of directors, is the manager of Ambient Advisors LLC. Pursuant to the Amendment, we agreed to increase the Advisory Fee from $85,000 to $125,000 per annum, retroactive to the October 15, 2007 (the Commencement Date of the Advisory Agreement) in recognition of the fact that Mr. Post has spent approximately 50% of his time providing the advisory services to us rather than the 33% originally contemplated in the Advisory Agreement. A copy of the amended advisory agreement is included as Exhibit 10.46 filed with this annual report on Form 10-KSB.

On October 22, 2007, we entered into an engagement letter with Burrill & Company, LLC, an investment banking and asset management firm based in San Francisco, California.  We engaged Burrill to explore strategic alternatives and advise us with respect to potential merger and acquisitions, partnering/licensing transactions and financing transactions.

On December 20, 2007, Matthew Spolar resigned as a member of our board of directors.

2006 Convertible Debenture and Warrant Financing

On October 25, 2006, we completed a $1,694,250 financing with four accredited investors, in which we issued convertible notes and warrants.  The debentures are subject to an original issue discount of 20.318% resulting in proceeds to OXIS of $1,350,000 from the transaction.  The debentures are convertible at a conversion price of $0.35 per share, and the warrants are exercisable at prices ranging from $0.35 to $0.385 per share, as adjusted pursuant to a full ratchet anti-dilution provision.  The debentures mature on October 25, 2008 and are secured with substantially all of our assets.  Further, the debentures are redeemable in cash or in stock (subject to certain conditions) on a monthly basis beginning on February 1, 2007.  We filed a registration statement to cover the resale of the common stock underlying the debentures and warrants, on December 8, 2006, which was declared effective on February 12, 2007.  For further details regarding the terms of this financing, refer to the section below entitled “Recent Sales of Unregistered Securities” on page 20 of this report.

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of March 1, 2008 we were 14 months behind.  We would have to issue approximately 6,839,271 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest totaling approximately $904,000 in arrears.  We are in active negotiations with the debenture holders to amend the debentures in a manner which would remove the current status of technical default.  Until final agreement is reached on such potential amendments, we cannot give any assurance that the debenture holders will continue to forbear from enforcing the terms applicable in the case of default.

BioCheck Acquisition

On September 19, 2005, we entered into a stock purchase agreement with BioCheck, Inc., a privately held California corporation, or BioCheck, and its stockholders to purchase all of its common stock for $6.0 million in cash.  In September 2005 we acquired a 51% interest in BioCheck and in the third quarter of 2007 we purchased an additional 2% of BioCheck shares. We have the option to purchase the remaining 47% of BioCheck, Inc.  For additional details regarding this transaction, refer to the description of the business of BioCheck on page 9 of this report.

BUSINESS

We are presenting the business descriptions of the parent company OXIS International, Inc. (“OXIS, the Company, parent”), followed by that of our 53% owned subsidiary, BioCheck, Inc., in separate sections for greater clarity.

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

We presently derive our revenues primarily from sales of research diagnostic reagents and assays to medical research laboratories. Our products include approximately 45 research reagents and 26 assays to measure markers of oxidative stress.   We hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is L-Ergothioneine, a potent antioxidant produced by OXIS that may be appropriate for sale over-the-counter as a dietary supplement.

Marketed Products

We have developed, commercialized and marketed an extensive product line that provides several types of tools for researchers to identify and measure the balance between oxidative, nitrosative, antioxidant and inflammatory biomarkers in biological samples. We offer more than 70 research products for sale, including 26 research  assay test kits for markers of oxidative and nitrosative stress. We also market antibodies, enzymes and controls for use primarily in research laboratories. The antibodies provide detection of oxidative, nitrosative, antioxidant and inflammatory markers in some cases different from those measured by our assay test kits. The enzymes have been shown in early in vitro studies and preclinical animal studies to allow manipulation and control of oxidative biomarkers of protein and DNA, nitric oxide, antioxidant enzymes and inflammatory neutrophils. Our assays are useful, as shown in controlled in vitro studies and in vivo preclinical studies, in monitoring oxidative biomarkers of lipids, proteins and DNA, and nitrosative and antioxidant biomarkers. In addition, we have marketed the antioxidant Ergothioneine to selected customers, including prominent industry leaders in the cosmetics industry.

OXIS Research  Assays

Our primary research assay product line is comprised of 26 assay test kits which measure key markers in free radical biochemistry for oxidative and nitrosative stress.  Specifically, these assays measure levels of general and specific antioxidant activity, oxidative alterations to lipid, protein and DNA substrates, and pro-oxidant activation of specific white blood cells. As of the date of this report, we along with BioCheck are manufacturing research assays under a Mutual Services Agreement between BioCheck and us.  If BioCheck ceased participating in the manufacture of our research assays before we engaged an alternative manufacturer, our business would be adversely affected.  Ten other research assays are manufactured by third party suppliers pursuant to private label arrangements or in-house development and manufacture.

Our research assay test kits utilize either chemical (colorimetric) or immunoenzymatic (EIA) reactions that can be read using laboratory spectrophotometers and/or microplate readers, respectively.  We believe our assays offer advantages over other laboratory methods, including ease of use, speed, specificity, accuracy and proprietary technology.  Our research assays for markers of oxidative stress are generally protected by trade secrets, and to some extent, patents.  Five U.S. patents and eight international patents have been issued with respect to these assays. The oxidative stress assays are sold under the registered trademark “Bioxytech.”  We continue to offer a few proprietary antioxidants and specialty chemicals but our product development focus and support are directed at assays, antibodies and enzymes in the area of oxidative and nitrosative stress.

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

OXIS has sold ERGO to selected customers in past years as a potentially anti-aging component in skin care products sold by the cosmetics industry and to a new customer for use in veterinary fertility.  Sales of ERGO were $49,753 in 2007 and $1,000 in 2006.  Sales during 2007 were made to Minitube of America which utilizes ERGO as part of a cocktail of compounds added to animal semen as a cellular preservative to improve artificial insemination. Sales during 2006 were made to three customers in research quantities. We have not received any indication that additional orders are expected.  We can give no assurances that sales of ERGO to this customer or cosmetics industry customers will continue.

Mutual Services Agreement with BioCheck

On June 23, 2006, we entered into a mutual services agreement with BioCheck. Each of OXIS and BioCheck will provide certain services to the other corporation to be charged monthly at an hourly rate with an overhead surcharge. The services that BioCheck will provide include assisting as requested  in manufacturing of our research assay test kits, assisting as requested  in packaging and shipping such research assay test kits to our customers, and undertaking research and development of certain new OXIS research assay test kits on a case-by-case basis to be agreed upon between the parties. We will provide services to BioCheck, including marketing and sales and materials requirement and control systems.

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

During 2007, we continued to market our research diagnostic assay products to professional scientists in academia, industry and government through our OXIS Research catalog.  Our marketing program is centered on targeting medical, environmental and various industry audiences interested in oxidative and nitrosative stress.  Nitrosative stress occurs when the generation of reactive nitrogen species in a system exceeds the system’s ability to neutralize and eliminate them.  Primary vehicles for this marketing program include printed literature, the OXIS Research website and attendance at conferences targeting neuroscience, cancer, cardiac and nutritional researchers.

Our assays for markers of oxidative stress are currently being sold both directly by us and through a network of distributors to researchers primarily in the United States, Europe and the Pacific Rim.  We estimate that there are more than 10,000 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research diagnostic assays.  We continue to seek to strengthen our international distribution network by adding new distributors around the world. These distributors are primarily focused on sales of research products in the life science market. In 2007, 48 distributors accounted for approximately 42% of our total revenues.  Although we have not recruited distributors for Ergothioneine, we intend to establish and implement a plan to do so in the future.

During 2007, approximately 10% of our total revenues were from Funakoshi, a distributor customer located in Japan.  We expect revenues from sales to Funakoshi for fiscal year 2008 to be similar to those in 2007.

Foreign Operations and Export Sales

Revenues attributed to countries outside the United States based on the location of customers were:

	2006	2007
Japan	$149,000	$133,000
Korea	55,000	55,000
Poland	53,000	42,000
France	50,000	41,000
Canada	37,000	46,000
Other foreign countries	277,000	232,000

Revenues to other foreign countries included sales in more than 40 countries.  International revenue accounted for 45% of our 2007 revenues.

Other OXIS Therapeutic Compounds

Our therapeutic and nutraceutical product portfolio includes four classes of antioxidant molecules: glutathione peroxidase mimics including BXT-51072 which has been out-licensed and is discussed below concerning out licensed technology, Ergothioneine analogs, lipid soluble antioxidants and superoxide dismutase (Palosein/Orgotein).

Ergothioneine as a Veterinary Product

On March 21, 2007, we signed a supply agreement for ERGO with Golden Gourmet Mushrooms (GGM) of San Marcos, CA, a leading marketer to the human and veterinary industry of natural organic dietary supplements.  OXIS will allow GGM to market the product for veterinary use under our owned trademark, ERGOLDTM.  GGM currently markets Mushroom Matrix to the United States human market, equine market and small animal pet market as a natural organic dietary supplement.   GGM’s marketing plan is to add ERGO (ERGOLDTM) to the Mushroom Matrix product to produce nutritional products with the ability to improve normal cellular and immune function in the veterinary field. Research data revealing the in-vitro potency of ERGO as an antioxidant and also its ability to suppress viral replication was shown in a recently published paper entitled “Activity of the Dietary Antioxidant Ergothioneine in a Virus Gene-Based Assay for Inhibitors of HIV Transcription.”  Potential future markets include making this product available to domestic animals such as dogs and cats.

Ergothioneine as a Nutraceutical Supplement

We believe that our Ergothioneine compound may be well suited for development as a nutraceutical supplement that can be sold over the counter in the human and veterinary markets and we intend to pursue the development of Ergothioneine for use in such markets.  We have outsourced the manufacturing of the raw material and we are working to expand this manufacturing capacity as well as reduce the cost of producing this product.  We are currently discussing with our manufacturer the production of increased quantities of ERGO at a purity level that is acceptable for the human and veterinary market.  Minituble of America has undertaken a large animal fertility study with ERGO and, with the help of OXIS, is evaluating new uses of ERGO as well as promoting increased use of this product by veterinary practitioners.

Lipid Soluble Antioxidants Patented Compound Group

Our lipid soluble antioxidant molecules are designed to mimic the activity of the body’s natural cell membrane-protecting antioxidant, vitamin E.  Molecules from this series are 20 to 40 fold more potent than vitamin E and move into cell membranes much more quickly, making them more appropriate as drugs than the natural vitamin.  The primary disease targets for this series of molecules will include neurodegenerative diseases such as Alzheimer’s and Parkinson’s disease as well as cardiovascular diseases.

Bovine Superoxide Dismutase (bSOD)

bSOD is a naturally occurring genzyme found in essentially all living organisms.  bSOD catalyzes the destruction of the “Superoxide” molecule.  OXIS bSOD, under the brand name Orgotein, was marketed in Europe by Tedec-Meiji until about two years ago.  The marketing of Orgotein ceased after Diosynth, a manufacturing division of Akzo Nobel, stopped producing products derived from animal sources.  OXIS is cooperating with Tedec-Meiji to find another suitably acceptable manufacturer of GMP biologic products.  This product has been used in Spain for many years in the prevention of Radiation Fibrosis and scarring in patients with Colerectal Carcinoma undergoing radiation treatment.  Palosein (bovine superoxide dismutase) is our proprietary free radical scavenger, which has demonstrated clinical efficacy as a potent anti-inflammatory drug for tendon and ligament injuries, arthritis and disc disease in dogs and horses.  The product had been marketed under the brand name Palosein for veterinary use in the United States.  The FDA notified us in 2000 that an updated release formulation protocol must be submitted to the agency for approval prior to any further marketing in the U.S. of this product.  As a result of the FDA action, our stored supply of Palosein is currently under quarantine.  We are currently evaluating various paths to facilitate reintroduction of Palosein/Orgotein to the marketplace.

OXIS International Inc and Dr. Zeljko Vujaskovic, Department of Radiation Therapy, Duke University Medical Center, Raleigh Durham, NC, have established a scientific relationship to research and develop the OXIS portfolio of superoxide dismutase drugs in the prevention and treatment of radiation-induced human diseases.  This scientific collaboration was established with the submission of a research grant proposal to BARDA and the National Institute of Allergy and Infectious Diseases.  BARDA manages Project BioShield, which includes the procurement and advanced development of medical countermeasures for chemical, biological, radiological, and nuclear agents, as well as the advanced development and procurement of medical countermeasures for pandemic influenza and other emerging infectious diseases that fall outside the auspices of Project BioShield.   In addition, BARDA manages the Public Health Emergency Countermeasures Enterprise (PHEMCE).

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

On April 2, 2007 we entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. pursuant to which we granted Alteon an exclusive, sole, worldwide license to develop, manufacture and market BXT-51072 and related compounds covered by certain patent rights, with the right to sublicense.  In July 2007, Alteon changed its name to Synvista Therapeutics, Inc.  This license agreement amends and supersedes the Exclusive License and Supply Agreement previously entered into between OXIS and HaptoGuard, Inc. (now part of Alteon) on September 28, 2004, as amended.  Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three-year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license.  Alteon’s lead compound under the previous license, ALT-2074 (formerly BXT 51072) is currently in a Phase 2 clinical study for cardiovascular indications and is one of a family of licensed compounds that are orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies.  Unlike the previous license agreement with HaptoGuard, in this Amended and Restated Exclusive License Agreement, the license is not limited in relation to particular clinical indications. Under the license agreement, Alteon is responsible for funding product development programs with respect to the licensed compounds. OXIS received a non-refundable up-front license fee of $500,000 and Alteon is obligated to pay royalties on net sales of licensed products, with certain adjustments under certain conditions, as well as additional fees for the achievement of certain development and regulatory approval milestones.  There can be no assurances that royalty payments will result or that milestone payments will be realized.  In addition, on August 3, 2007, Alteon purchased 2,083,333 shares of common stock at $0.24 per share resulting in net proceeds to us of $500,000.  Alteon shall control, prosecute and maintain all licensed patents and shall be responsible for all costs and expenses in connection with the filing, prosecution and maintenance of the licensed patents.

We have the right to terminate the license agreement if Alteon fails to pay us any required payments under the license agreement and such failure is not cured after written notice.  Alteon may terminate the agreement by providing us with 180 days’ written notice. Either party may terminate the agreement upon 30 days’ written notice upon certain events relating to the other party’s bankruptcy, insolvency, dissolution, winding up or assignment for the benefit of creditors, or upon the other party’s uncured breach of any material provision of the agreement. Otherwise, the license agreement terminates upon the expiration of the underlying patents relating to the licensed compounds, on a country by country basis. A copy of the license agreement is included as Exhibit 10.45 filed with this annual report on Form 10-KSB.

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

On September 19, 2005, we entered into a stock purchase agreement with BioCheck and its stockholders to purchase all of its common stock for $6.0 million in cash. BioCheck is a leading producer of enzyme immunoassay diagnostic kits for clinical laboratories. On December 6, 2005, we purchased 51% of the shares of BioCheck’s common stock from each of its stockholders on a pro rata basis for $3,060,000 in cash. In the third quarter of 2007 we purchased an additional 2% of BioCheck shares.

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

Effective December 6, 2005 and in connection with our initial acquisition of a 51% majority stake in BioCheck,  Dr. Chen entered into an executive employment agreement, under which Dr. Chen became employed as President of BioCheck.  Dr. Chen has agreed to devote not less than 90% of his business time and efforts to the primary business of BioCheck. In the event that BioCheck terminates the employment of Dr. Chen at any time other than for cause, Dr. Chen will receive an amount equal to 12 months of his then-current base salary.

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

BioCheck’s revenues from product shipments were $3.9 million in 2007, $3.7 million in 2006 and $3.5 million in 2005.

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

A research assay and reagents for the detection of HMGA2, a marker for aggressive breast cancer, have been marketed since July 2006.  Myeloperoxidase is an inflammatory protein that has utility as a prognostic marker for cardiac events. A new myeloperoxidase research assay has been developed that resulted in commercial sales in November 2006.   Id proteins play a central role in cell differentiation, and Id1 and Id3 play a central and critical role in tumor related angiogenesis. BioCheck has developed research assays and rabbit monoclonal antibodies for the detection of human and mouse Id proteins.  BioCheck began making Id protein reagents commercially available in January 2007, and the Id protein assays were launched commercially in the first quarter of 2007.

BioCheck Cardiovascular Markers

Coronary heart disease, or CHD, is the most common form of heart disease caused by a narrowing of the coronary arteries that feed the heart. It is the number one cause of mortality for both men and women in the U.S.  Approximately seven million Americans suffer from CHD and more than 500,000 Americans die of heart attacks caused by CHD every year.  The National Heart, Lung, and Blood Institute sponsored a multi-center epidemiologic study in 2003. Increased levels of lipoprotein-associated phospholipase, or Lp-PLA2, in patients followed in this study have been linked to increased risk of CHD. In collaboration with diaDexus, BioCheck has developed and manufactures an FDA cleared clinical diagnostic test for Lp-PLA2 called the PLAC test.  While the PLAC test is not a stand-alone test for predicting CHD, it provides supportive evidence when used with clinical evaluation and other tools for patient risk assessment.  An elevated PLAC level with an LDL-cholesterol level of less than 130 mg/dL suggests that patients have two to three times the risk of having coronary heart disease when compared with patients having lower PLAC test results. BioCheck manufactures the PLAC test and diaDexus promotes and sells it to the medical community. BioCheck’s revenues from PLAC test manufacturing and services were approximately $131,000 in 2007, $520,000 in 2006 and $340,000 in 2005. OXIS management does not expect that BioCheck’s sales to diaDexus will be a significant source of revenue in 2008.

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

Further Information Regarding OXIS and BioCheck

Research and Development

BioCheck invested $112,000, $518,000 and $432,000 in research and development in the years 2007, 2006 and 2005, respectively.  As of December 31, 2007, BioCheck employed four employees in research and development. During 2007, BioCheck’s research staff was primarily used to produce compounds for diagnostic use and optimize methods for binding these compounds to biological reagents such as antibodies.  BioCheck employs a proprietary process for antibody conjugation resulting in highly stable products. BioCheck also developed proprietary clinical diagnostics tests that include promising new angiogenesis tumor markers and an aggressive breast cancer marker, which were launched in the fourth quarter of 2006.

Angiogenesis Tumor Markers

In April 2004, BioCheck entered into a development and marketing agreement with AngioGenex, Inc., a New York based development stage biopharmaceutical company focused on creating products  for the treatment, diagnosis and prognosis of cancer (“AngioGenex”),  for the diagnostic/prognostic applications of Id proteins in angiogenesis, which is the formation of blood vessels.  The therapeutic and diagnostic applications of this process were patented by Memorial Sloan-Kettering Cancer Center and Albert Einstein Medical College and licensed to AngioGenex.  The diagnostic application was subsequently licensed to BioCheck.

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

BioCheck’s goal is to clinically validate an Id-based diagnostic/prognostic product in collaboration with AngioGenex. During 2006, BioCheck’s research staff continued to work on the clinical validation of potential diagnostic products based on Id proteins related to tumor angiogenesis.  Monoclonal antibodies to the Id proteins are required in order to develop highly sensitive ELISA diagnostic and prognostic tests. BioCheck has developed rabbit monoclonal anti-Id1, Id2, Id3 and Id4 antibodies that can be used in cell and tissue extracts through commonly utilized detection methods including Western Blot analysis, immunohistochemistry staining and ELISA tests.  Western Blot analysis is a method of separating proteins by mass through a gel based process. Immunohistochemistry staining is a process of localizing proteins in cells by tagging their respective antibodies with color producing tags. ELISA tests are used for measuring the amount of Id1, Id2, Id3 and Id4 proteins in cell culture supernatants, and cell and tissue extracts.  BioCheck began making Id protein reagents commercially available in January 2007, and the Id protein assays were launched commercially in the first quarter of 2007.

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

Patent coverage includes aspects of all four of our classes of small molecular weight antioxidant molecules. We hold the patents and patent applications for the protective effect of Ergothioneine on mitochondria, the commercial preparation process and the neuroprotectant methods and compositions of Ergothioneine.   We have sublicensed to HaptoGuard, Inc. (now Synvista Thereapeutics) three patents and one patent application related to BXT-51072.  Our assays for markers of oxidative stress are generally protected by trade secrets, and to some extent, patents.  Five U.S. patents and eight international patents have been issued with respect to these assays.  The oxidative stress assays are sold under the registered trademark Bioxytech®.  Associated foreign patents have been issued in most cases and foreign patent applications have been filed associated with the listed patents and patent applications.

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

BioCheck Patent Applications and Other Rights

As of December 31, 2007, BioCheck had filed two patent applications covering research and diagnostic assays to detect Id1 and Id2 related to tumor angiogenesis.  Angiogenesis is the formation of blood vessels in tumors.

In April 2004, AngioGenex and BioCheck entered into an agreement to develop cancer diagnostic and prognostic products based on the Id-gene platform technology licensed exclusively to AngioGenex by the Albert Einstein College of Medicine and the Memorial Sloan Kettering Cancer Center.  The agreement assigns to BioCheck exclusive rights to develop and market diagnostics based on AngioGenex’s Id technology in return for royalties.

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

Employees

As of December 31, 2007, we had five full time employees, including two scientists in manufacturing/research and development, two employees in administrative and operational support and one executive officer.  None of our employees are subject to a collective bargaining agreement.  We believe our relationship with our employees is good, and we have never experienced an employee-related work stoppage.

As of December 31, 2007, BioCheck employed 23 full-time employees. Included among BioCheck’s full-time are 14 technicians in manufacturing, four scientists and research associates in research and development, two specialists in quality control functions, and professionals in administrative and operational support.

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

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on November 9, 2007.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.

Proposal #1: The election of Marvin S. Hausman, M.D., S. Colin Neill, John E. Repine, M.D., Gary M. Post and Matthew Spolar to serve on our Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
Marvin S. Hausman, M.D.	33,746,566	1,942,555
S. Colin Neill	33,747,313	1,941,808
John E. Repine, M.D.	33,748,908	1,940,213
Gary M. Post	29,879,268	5,809,853
Matthew Spolar	33,769,184	1,919,937

Proposal #2: Ratification of the appointment of Williams & Webster, P.S. as our independent auditors for the year ending December 31, 2007:

Total Votes For	Total Votes Against	Abstained
34,595,659	1,013,735	79,727

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2006	First Quarter	$0.38	$0.26
	Second Quarter	$0.44	$0.32
	Third Quarter	$0.36	$0.21
	Fourth Quarter	$0.28	$0.18
Fiscal Year 2007	First Quarter	$0.29	$0.20
	Second Quarter	$0.29	$0.15
	Third Quarter	$0.17	$0.10
	Fourth Quarter	$0.11	$0.07

Stockholders

As of April 4, 2008, we had approximately 46,850,809 shares of common stock issued and outstanding which were held by approximately 1,044 stockholders of record, which total does not include stockholders who hold their shares in street name. The transfer agent for our common stock is ComputerShare, whose address is 250 Royall Street, Canton, Massachusetts 02021.

DIVIDEND POLICY

Our board of directors determines any payment of dividends.  We utilize our assets to develop our business and, consequently, we have never paid a dividend and do not expect to pay dividends in the foreseeable future.  Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations.

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

Pursuant to the terms of the Purchase Agreement, we issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to OXIS of $1,350,000 from the transaction. The Debentures mature on October 25, 2008, but may be prepaid by us at any time provided that the common stock issuable upon conversion and exercise of the Warrants is covered by an effective registration statement. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision, or the Conversion Price. Beginning on February 1, 2007, we were required to  amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date, or the Monthly Redemption Amounts. The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.

Pursuant to the Debentures, we covenanted that we will not incur additional indebtedness for borrowed money, other than our current Bridge Bank Promissory Note which was owing at the time the Debenture financing was completed. The Bridge Bank Promissory Note was paid in full in February 2007. We also covenant that we will not pledge, grant or convey any new liens on its assets. The obligation to pay all unpaid principal will be accelerated upon an event of default, including upon failure to perform our obligations under the Debenture covenants, failure to make required payments, default on any of the Transaction Documents or any other material agreement, lease, document or instrument to which we are obligated, the bankruptcy of OXIS or related events. The Purchasers have a right of first refusal to participate in up to 100% of any future financing undertaken by us until the later of the date that the Debentures are no longer outstanding and the one year anniversary of the effective date of the registration statement. We are restricted from issuing shares of common stock or instruments convertible into common stock for 90 days after the effective date of the registration statement with certain exceptions. We are also prohibited from completing any subsequent financing involving a variable rate transaction until such time as no Purchaser holds any of the Debentures. In addition, until such time as any Purchaser holds any of the securities issued in the Debenture transaction, if we issue or sell any common stock or instruments convertible into common stock which a Purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the Transaction Documents, we are obligated to amend the terms of the Transaction Documents to such Purchaser the benefit of such better terms. We may prepay the entire outstanding principal amount of the Debentures, plus accrued interest and other amounts payable, at our option at any time without penalty, provided that a registration statement is available for the resale of shares underlying the Debentures and Warrants, as more fully described in the Debentures. The purpose of this Debenture transaction is to provide us with intermediate term financing as we seek longer term financing.

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

            We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of March 1, 2008 we were 14 months behind.  We would have to issue approximately 6,839,271 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest totaling approximately $904,000 in arrears.

As of March 1, 2008 we were in technical default under the October 2006 debentures, because of non-payment of the monthly redemption payments which became due beginning on February 1, 2007,  We are in active negotiations with the debenture holders to amend the debentures in a manner which would remove the current status of technical default.  Until final agreement is reached on such potential amendments, we cannot give any assurance that the debenture holders will continue to forbear from enforcing the terms applicable in the case of default.

Anti-dilution Adjustments Under Warrant to Fagan Capital. In connection with a loan, we issued a warrant to Fagan Capital on June 2, 2006, for the purchase of up to 1,158,857 shares of our common stock at an exercise price of $0.35 per share. This warrant contained an anti-dilution clause, which if triggered, would cause the warrant to be adjusted to increase the number of shares of common stock purchasable, and would lower the exercise price of the warrant. Specifically, the anti-dilution provision provides that if the Company should issue common stock for a per share price below $0.35, excluding up to 2.3 million shares issued for any purpose, then the exercise price (initially $0.35 per share) would be adjusted downward to equal the per-share price net of selling expenses received by the Company for such common stock (including the issuance of warrants or options with an exercise price below $0.35 per share). The warrant further provides that each time that an adjustment is required to be made to the exercise price of the warrant, proportionate adjustments will also be made to the number of shares which may be purchased under the warrant, so that the total proceeds payable to the Company upon exercise in full of the warrant immediately prior to such adjustment to the exercise price shall equal the total proceeds payable to the Company upon exercise in full of the warrant immediately after such adjustment to the exercise price. In November 2006, we issued options and warrants for the purchase of shares in excess of the 2.3 million limit, at an exercise price as low as $0.18, to various officers and consultants. As a result, the warrant issued to Fagan Capital was adjusted automatically pursuant to its terms, such that it became exercisable for up to a maximum of 2,253,333 shares of common stock, and an exercise price of $0.18 per share.

Investment by Alteon.  Under the license agreement dated April 2, 2007 between Alteon, Inc and us, Alteon (now named Synvista Therapeutics, Inc. ) made an equity investment in our common stock, at a per-share price of $0.24 per share, resulting in net proceeds to us of $500,000.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

We presently derive our revenues primarily from sales of research diagnostic reagents and assays to medical research laboratories. Our diagnostic products include approximately 45 research reagents and 26 assays to measure markers of oxidative stress.    We hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is L-Ergothioneine, a potent antioxidant produced by OXIS, that may be appropriate for sale over-the-counter as a dietary supplement.  In September 2005 we acquired a 51% interest in BioCheck and in the third quarter of 2007 we purchased an additional 2% of BioCheck shares and have the option to purchase the remaining 47% of BioCheck, Inc.

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

We generated net income of $471,000 in 2007 and incurred net losses of $4,940,000 in 2006.  Net income in 2007 was primarily affected by non-cash income relating to decrease in warrant and derivative liabilities.  For year ended December 31, 2007 such non-cash income was $2,659,000 compared to $32,000 during the year ended December 31, 2006.  During 2006, we obtained debt financing in the amount of $1,350,000. Such financing resulted in non-cash financing charges of $1,674,000 in 2006.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $69,848,000 through December 31, 2007. On a consolidated basis, we had cash and cash equivalents of $1,140,000 at December 31, 2007 of which $950,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain its operating activities, however, OXIS does not have access to the funds held by BioCheck as BioCheck is not a wholly owned subsidiary.  The cash held by the OXIS parent company was $190,000 at December 31, 2007.  We will need to seek additional loan and/or equity financing to pay for basic operating costs, or to expand operations, implement our marketing campaign, or hire additional personnel.  During the three months ended September 30, 2007, we purchased an additional 2% of Bio Check shares for $132,000.  Additionally, we may decide to acquire the remaining 47% of BioCheck that we currently do not own, which would require additional financing.  However, we may not successfully obtain debt or equity financing on terms acceptable to us, or at all, that will be sufficient to finance our operating costs in 2008 and our other goals.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

See the Risk Factors beginning on page 34 concerning disclosure of the significant risks to our business.

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

Management Team and Board of Directors

Effective January 11, 2007, Matthew Spolar, Vice President, Product Technology for Atkins Nutritionals, Inc., was appointed to our board of directors.  Also on January 11, 2007, the board of directors approved an amendment to our bylaws to fix the number of authorized directors at six.  In March 2007, we retained Kevin Pickard, a certified public accountant, to provide management with support and assistance with regard to certain matters previously handled by Michael Centron, our former Chief Financial Officer.  On April 12, 2007, Steve Guillen resigned from the board of directors of OXIS.  His resignation was pursuant to a separation agreement described in Item 12 Certain Relationships and Related Transactions on page 64 below.

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

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of March 1, 2008 we were 14 months behind .  We would have to issue approximately 6,839,271 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest totaling approximately $904,000 in arrears.  We cannot give any assurance that the debenture holders will continue to forbear from enforcing the terms applicable in the case of default.

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

Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three-year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license.  Alteon agreed to pay us a non-refundable sum of $500,000, payable in six monthly installments of $50,000, with the remaining $200,000 payable upon the closing of a financing of Alteon approved by Alteon’s shareholders.  As of December 31, 2007, we have received the entire $500,000.  The agreement also provides for milestone payments to us upon certain significant milestone events in the development of a potential drug product.  The agreement also entitles us to various levels of sublicensing fees and royalties based on a percentage of net sales of the licensed product.

As part of the agreement, Alteon agreed to make an equity investment in our common stock, at a per-share price equal to 125% of the trading price on the trading day immediately proper to such purchase, and no less than $0.24 per share.  On August 3, 2007, Alteon purchased 2,083,333 shares at $0.24 per share resulting in net proceeds to us of $500,000.

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

Results of Operations

Revenues

The following table presents the changes in revenues from 2006 to 2007:

			Increase (Decrease) from 2006
	2007	2006	Amount	%

Product revenues	$5,205,000	$5,201,000	$4,000	0%
License revenues	844,000	575,000	269,000	47%
Total revenues	$6,049,000	$5,776,000	$273,000	5%

The product revenues for the year ended December 31, 2007 were slightly higher than 2006. However, we are developing new diagnostic test kits and evaluating our product offerings, pricing and distribution network in order to increase sales volume.

The increase in license revenues was attributable to the Amended and Restated Exclusive License Agreement with Alteon.  Specifically, the Company recorded revenues of $500,000 related to the non-refundable fees associated with entering into the Agreement.

Cost of product revenues

The following table presents the changes in cost of product revenues from 2006 to 2007:
			Increase (Decrease) from 2006
	2007	2006	Amount	%

Cost of product revenues	$3,261,000	$3,084,000	$177,000	6%

The change in cost of product revenues is attributable to higher raw material, labor and manufacturing overhead  costs in 2007.

Gross profit was $2,788,000 for the year ended December 31, 2007 compared to $2,692,000 for the year ended December 31, 2006.  Gross profit as a percentage of revenues was 46% compared to 46% for the year ended December 31, 2007 and 2006, respectively.  The increase in gross profit percentage is due to the increase in licensing revenues which does not have an associated cost of sales while the gross profit on our product sales increased by 2.9%.

Research and development expenses

The following table presents the changes in research and development expenses from 2006 to 2007:

			Increase (Decrease) from 2006
	2007	2006	Amount	%

Research and development	$1,037,000	$708,000	$329,000	46%

The increase in research and development expenses is primarily attributable to a change in the mix to currently expensed research and development towards patent development and other capitalized research programs and projects. Further, patent amortization increased in 2007 primarily due to a $150,000 write-off of impaired patents. However, the actual amount of research and development expenses will fluctuate with the availability of attractive projects and the availability of the associated required funding.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2006 to 2007:

			Increase (Decrease) from 2006
	2007	2006	Amount	%

Selling, general and administrative	$2,867,000	$4,654,000	$(1,787,000)	(38%)

The decrease in selling, general and administrative expenses is primarily attributable to financing costs of $1,674,000 incurred in 2006 in connection with the issuance of convertible debentures on October 25, 2006.

Interest Income

Interest income was $52,000 compared to $80,000 for the year ended December 31, 2007 and 2006, respectively.  The decrease is primarily due to the decrease in cash available for investment activities.

Change in value of warrant and derivative liabilities

    The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006. When Oxis entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000. The Company recognized an increase in income of $2,659,000 and $32,000 for the years ended December 31, 2007 and 2006, respectively.

Interest Expense

Interest expense was $1,014,000 compared to $484,000 for the year ended December 31, 2007 and 2006, respectively.  The increase is due to the interest on the convertible debentures and the amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $1,140,000 at December 31, 2007 of which $950,000 was held by BioCheck.  The cash held by the OXIS parent company was $190,000 at December 31, 2007.  Cash used in operating activities was $270,000 during the year ended December 31, 2007.  In February 2008, we received $150,000 from BioCheck for reimbursement of management, market research, sales efforts, accounting fees and general corporate expenses incurred on their behalf.  The cash held by the OXIS parent company of $190,000 at December 31, 2007, with the additional $150,000 received in 2008 from BioCheck is not sufficient to sustain our operations through the second quarter of 2008.  Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain BioCheck’s operating activities for the next 12 months.

The current rate of cash usage at our parent level raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern we are seeking additional equity financing to obtain sufficient funds to sustain operations.  We plan to increase revenues by introducing new products.  However, we cannot provide assurance that we will successfully obtain equity or other financing, if any, sufficient to finance our goals or that we will increase product related revenues.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

Cash provided by investing activities was $2,762,000 during the year ended December 31, 2007. Cash used in financing activities was $2,560,000 during the year ended, December 31, 2007. During the year ended December 31, 2007, the Company received $3,060,000 in proceeds from a restricted certificate of deposit (investing activity) and used the proceeds to repay short-term borrowings (financing activity) from Bridge Bank.

As of December 31, 2007 we have received a license fee of $500,000 from Alteon pursuant to the terms of our license agreement with Alteon.  In addition, in connection with our license agreement with Alteon, Alteon made an equity investment in our common stock, at a per-share price equal $0.24 per share, which resulted in net proceeds to us of $500,000.  Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain BioCheck’s operating activities.  However, we cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our parent level operating expenses.

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

We have not made the required Monthly Redemption Amounts and we are currently in default on these payments.  We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of March 1, 2008 we were 14 months behind .  We would have to issue approximately 6,839,271 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest totaling approximately $904,000 in arrears.

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

Long-Lived Assets

Our long-lived assets include property, plant and equipment, capitalized costs of filing patent applications and goodwill and other assets.  See Notes 1, 2, 3 and 4 to the audited consolidated financial statements for the year ended December 31, 2007 included in Form 10-KSB for more detail regarding our long-lived assets. We evaluate our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

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

Changes or Disagreements with Accountants

There were no changes in, or disagreements with, our independent registered public accounting firm during 2006 or 2007.

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

We had cash and cash equivalents of $190,000 at our parent level at December 31, 2007. We cannot access the cash held by our majority-held subsidiary, BioCheck, to pay for our operating expenses at the parent level, since currently BioCheck is not our wholly-owned subsidiary. We are seeking additional debt or equity financing to obtain sufficient funds to sustain operations, including our development and commercialization programs and purchase the remaining 47% share of BioCheck that we currently do not own. We have incurred significant obligations in relation to the termination of our former president and chief executive officer.  If we are unable to raise additional capital in the first half of 2008, we may have to curtail or cease operations.   If we raise short term capital by incurring additional debt, we will have to obtain equity financing sufficient to repay such debt and accrued interest. Further, incurring additional debt may make it more difficult for us to successfully consummate future equity financings.

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

As of March 1, 2008 we were in technical default under the October 2006 debentures, because of non-payment of the Monthly Redemption Amounts which became due beginning on February 1, 2007.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of March 1, 2008 we were 14 months behind.  We would have to issue approximately 6,839,271 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest totaling approximately $904,000 in arrears.  We are in active negotiations with the debenture holders to amend the debentures in a manner which would remove the current status of technical default.  Until final agreement is reached on such potential amendments, we cannot give any assurance that the debenture holders will continue to forbear from enforcing the terms applicable in the case of default.

If we fail to close a strategic transaction which generates sufficient capital to repay the secured debt on the October 2006 debentures, the debenture holders are likely to enforce the default provisions.

In order to repay the debentures issued in October 2006 with interest at a default rate of 18% on the monthly redemption payments we have not made since February 1, 2007 which total approximately $2.2 million as of March 1, 2008, we have engaged Burrill & Company, LLC, an investment banking and asset management firm based in San Francisco, California to explore strategic alternatives and advise us with respect to potential merger and acquisitions, partnering/licensing transactions and financing transactions which could provide us with sufficient funds to repay our secured debt and provide working capital for the company going forward.  There can be no assurance that a strategic transaction can be closed on commercially reasonable terms in a timely manner which will provide sufficient capital to repay our secured debt.  If we are unable to repay our secured debt before the maturity date of the debentures on October 25, 2008, the debenture holders are likely to enforce the default and seize substantially all of our assets.

Restrictions on our ability to repay the debentures in shares rather than in cash may deplete our cash resources and will require future financings to avoid default.

Under the terms of the debentures we issued in October 2006, our right to make monthly redemption payments is conditioned upon several factors. Beginning on February 1, 2007, we are obligated to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date either in cash or in shares. The monthly redemptions, if made in cash to all debenture holders would equal approximately $85,000 per month. We may not make the monthly redemption in shares if, among other conditions, the issuance of the shares to the debenture holders would cause any debenture holder to beneficially own in excess of either 9.99% or 4.99% of our total outstanding shares at that time (depending on the particular debenture holder, either the 9.99% or the 4.99% threshold applies). One of the debenture holders currently beneficially owns approximately 9% of our total outstanding shares. In addition, we may not make monthly redemption payments to any debenture holder in shares rather than cash if the daily trading volume for our common stock does not exceed 50,000 shares per trading day for a period of twenty trading days prior to any applicable date in question beginning after April 25, 2007. If we must make all or a substantial amount of our monthly redemption payments to the debenture holders in cash rather than shares, our cash reserves will be depleted and we will have to raise substantial additional capital to avoid default of the debentures.

Raising additional capital may be necessary in order to complete our acquisition of the outstanding shares of BioCheck that we do not own, assuming we decide to do so, which constitutes 47% of BioCheck’s issued and outstanding shares.

On September 19, 2005 we entered into a stock purchase agreement with BioCheck and the stockholders of BioCheck pursuant to which we undertook to purchase up to all of the outstanding shares of common stock of BioCheck for an aggregate purchase price of $6.0 million in cash.  On December 6, 2005, pursuant to the terms of the stock purchase agreement with BioCheck, at the initial closing, we purchased an aggregate of fifty-one percent (51%) of the outstanding shares of common stock of BioCheck from each of the stockholders of BioCheck on a pro rata basis, for an aggregate of $3,060,000 in cash. In the third quarter of 2007 we purchased an additional 2% of BioCheck shares.  Pursuant to the stock purchase agreement, we will use our reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings.  The purchase price for any BioCheck shares purchased after the initial closing will be increased by an additional 8% per annum from the date of the initial closing through the date of such purchase. Under the terms of our purchase agreements with BioCheck and its stockholders, BioCheck’s earnings (specifically, its earnings before interest, taxes, depreciation and amortization expenses, or EBITDA), if any, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings.  There can be no assurance that BioCheck will generate any earnings in the next several years which would be sufficient to purchase additional shares of BioCheck pursuant to the stock purchase agreement.  Even if BioCheck generates earnings, there can be no assurance that such earnings would be sufficient to complete our acquisition of the remaining 47% of BioCheck’s outstanding shares.

To avoid an increase in the purchase price of the remaining shares of BioCheck at the rate of 8% per annum, we would need to consummate a financing transaction to complete the acquisition of the remaining 47% of the outstanding shares of BioCheck.  The successful completion of our acquisition of BioCheck in this manner is dependent upon obtaining financing on acceptable terms.  No assurances can be given that we will be able to complete such a financing sufficient to undertake our acquisition of the outstanding shares of BioCheck on terms favorable to us, or at all.  Any financing that we do undertake to finance the acquisition of BioCheck would likely involve dilution of our common stock if it is an equity financing, or will involve the assumption of significant debt by us.  We are not contractually required to complete our acquisition of BioCheck and may choose not to do so.

We will need additional financing in order to complete our development and commercialization programs.

As of December 31, 2007, we had an accumulated deficit of approximately $69,848,000. We currently do not have sufficient capital resources to complete the development and commercialization of our antioxidant therapeutic technologies and oxidative stress assays, and no assurances can be given that we will be able to raise such capital in the future on terms favorable to us, or at all. The lack of availability of additional capital could cause us to cease or curtail our operations and/or delay or prevent the development and marketing of our potential products. In addition, we may choose to abandon certain issued United States and international patents that we consider to be of lesser importance to our strategic direction, in an effort to preserve our financial resources.

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

We will need to raise additional capital to fund our development and commercialization programs. Our current capital resources are not sufficient to sustain operations and our development program with respect to our Ergothioneine as a nutraceutical supplement. We have granted a licensee exclusive worldwide rights, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. The licensee is responsible for worldwide product development programs with respect to the licensed compounds. Due to the lack of financial resources, we ceased further testing of BXT-51072 but continue to review the possibility of further developing applications for BXT-51072 and related compounds outside of the areas defined in the license. However, further development and commercialization of antioxidant therapeutic technologies, oxidative stress assays or currently unidentified opportunities, or the acquisition of additional technologies or businesses, may require additional capital. The fact that further development and commercialization of a product or technology would require us to raise additional capital, would be an important factor in our decision to engage in such further development or commercialization. No assurances can be given that we will be able to raise such funds in the future on terms favorable to us, or at all.

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

During the second quarter of 2004, our former Chief Executive Officer retired, and during the third quarter of 2004 our Chief Operating and Financial Officer resigned from his position at our company. As a result, others who had limited experience within our senior management were appointed to serve as acting Chief Executive Officer, acting Chief Operating Officer and acting Chief Financial Officer. On February 28, 2005, the Board appointed Mr. Steven T. Guillen as our President and Chief Executive Officer, and as a member of our board. On January 6, 2006, we hired Michael D. Centron as our Vice President and Chief Financial Officer. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated, and Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer. On November 15, 2006 Michael Centron, our Vice President and Chief Financial Officer resigned. In addition, during 2004 and early 2005, following the acquisition of a then-majority interest in our company by Axonyx, eight directors resigned from our board resulting in a four-person board. During 2005 we added independent director John E. Repine, M.D., and Gary M. Post joined our board of directors on March 15, 2006, resulting in a six-person board. Timothy C. Rodell, M.D., declined to stand for re-election at the Annual Meeting of Stockholders held on August 1, 2006. On January 11, 2007, Matthew Spolar was appointed to our board of directors. On April 12, 2007, Steve Guillen resigned from the board, and on December 20, 2007, Matthew Spolar resigned from the board. All four directors currently serving on the board commenced their service on the board during the period of 2004 through the date hereof.

One impact of such changes has been to delay our sales promotions in the research assay market and in the development of Ergothioneine market opportunities. Further, we narrowed our strategic focus to concentrate resources, including discontinuing our Animal Health Profiling program. In addition, the decreased sales at our parent company level during 2006 and 2007 are attributable to lower sales volume that was caused, in part, by the disruption arising from relocating our operations from Portland, Oregon to Foster City, California, the consolidation of our product offerings, and the lowering of sale prices for some of our products for competitive reasons. There can be no assurances that these changes will not cause further disruptions in, or otherwise adversely affect, our business and results of operations.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. In 2005, we deferred the hiring of senior management personnel in order to allow our newly-engaged full time Chief Executive Officer to select such key personnel. We cannot predict whether we will be successful in finding suitable new candidates for our key management positions. On September 15, 2006, Mr. Guillen’s employment as President and Chief Executive Officer was terminated, and Marvin S. Hausman, M.D. was appointed our new President and Chief Executive Officer. On November 15, 2006, Michael Centron resigned as our Vice President and Chief Financial Officer. Dr. Hausman has assumed the role of chief financial and accounting officer on an interim basis. While we have entered into an employment agreement with Dr. Hausman, he is free to terminate his employment “at will.” Further, we cannot predict whether Dr. Hausman will be successful in his role as our President and Chief Executive Officer, or whether senior management personnel hires will be effective. The loss of services of executive officers or key personnel, any transitional difficulties with our new Chief Executive Officer or the inability to attract qualified personnel could have a material adverse effect on our financial condition and business. As we currently do not have a Chief Financial Officer, it is crucial that we find a qualified individual to fill that role and to oversee and certify the periodic reports we must file with the Securities and Exchange Commission. As we currently have limited cash resources, if any of our key personnel leaves, replacing them will be difficult. We do not have any key employee life insurance policies with respect to any of our executive officers.

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

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between bid and ask quotations. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during 2007, the volume of our common stock traded on any given day ranged from 0 to 236,000 shares. Moreover, during that period, our common stock traded as low as $0.07 per share and as high as $0.29 per share, a 314% difference. This may impact an investor’s decision to buy or sell our common stock. As of December 31, 2007 there were approximately 3,500 holders of our common stock. Factors affecting our stock price include:

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

We are required to pay fees and expenses incident to the registration with the SEC of the shares issued in the private placements of equity which closed on January 6, 2005 and October 25, 2006 and maintain adequate disclosure in connection with such registration, including updating prospectuses and under certain circumstances, filing amended registration statements. These expenses were approximately $21,000 in 2006 and $39,000 in 2007, and we may incur significant additional expenses in the future related to maintaining effective registration statements for prior financings and any additional registrations related to future financings. We have also agreed to indemnify such selling security holders against losses, claims, damages and liabilities arising out of relating to any misstatements or omissions in our registration statement and related prospectuses, including liabilities under the Securities Act. In the event such a claim is made in the future, such losses, claims, damages and liabilities arising therefrom could be significant in relation to our revenues.

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

As of December 31, 2007, we had a total of 31,562,895 outstanding warrants and 5,280,272 outstanding options to purchase our common stock.  These include warrants entitling the debenture holders to purchase up to a maximum of 9,681,429 common shares at an exercise price of $0.35 per share and a maximum of 2,420,357 common shares at an exercise price of $0.385 per share.  There are also debentures outstanding which are convertible into a maximum of 4,840,740 common shares at a conversion price per common share of $0.35 per common share. Further, we have relied heavily on option and warrant grants as an alternative to cash as a means of compensating our officers, advisors and consultants. In 2006, we issued options and warrants to officers, director and consultants for the purchase of approximately 4.4 million shares of our common stock, with exercise prices ranging from $0.18 to $0.39 per share.  In 2007, we issued options to employees and directors for the purchase of 80,000 shares of our common stock, with exercise prices ranging from $0.10 to $0.22. The exercise price for all of the aforesaid options and warrants may be less than your cost to acquire our common shares. In the event of the exercise and/or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the options and warrants may sell underlying common shares in tandem with their exercise of those warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options and warrants.

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

ITEM 7.                  FINANCIAL STATEMENTS

The Audited Financial Statements for this Form 10-KSB appear on pages F-1 through F-30 following the signature page below.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2007.  As described below in the Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in the internal control over financial reporting as of December 31, 2007.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 due to the reported material weakness.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

    All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.  In the course of the assessment, material weaknesses were identified in the Company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

    Ineffective Control Environment.  Fundamental elements of an effective control environment were missing or inadequate as of December 31, 2007.  Through a Code of Ethics or Code of Conduct, individuals at the highest levels of the organization have not established, documented, and communicated effectively and with appropriate rigor the organization’s commitment to ethical and acceptable business conduct.  In addition, the Audit Committee has not established a whistleblower mechanism for the confidential, anonymous submission by employees of concerns related to questionable accounting, auditing, or ethics-related matters.  As a result of the lack of a formal anonymous avenue of communication for employee concerns, matters may not be communicated to the appropriate levels of management or the Board of Directors.

    Inadequate Procedures for Intangible Impairment Evaluation.  Management has not established and implemented accounting policies and procedures for the periodic evaluation for impairment of intangible assets such as goodwill and patents.  As a result, impairment testing of the company’s intangible assets was not performed by management prior to the commencement of the audit of the financial statements.

    Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2007.

    This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

    We intend to remedy the material weaknesses identified above as soon as practicable, including developing and implementing a code of conduct or ethics, establishing a whistleblower mechanism, and developing and implementing appropriate accounting policies and procedures for intangible asset impairment evaluation.

Changes in Internal Control Over Financial Reporting

    There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our directors and executive officers as of April 4, 2008.

Name	Age	Principal Occupation	Served as Director Since
Marvin S. Hausman, M.D. (2)	66	President, Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board	2004
S. Colin Neill (1) (3)	61	Secretary, Director	2004
John E. Repine, M.D. (1)(3)	63	Director	2005
Gary M. Post (1)(4)	59	Chief Operating Officer, Director	2006

(1)	Member of the Audit Committee.
(2)
Appointed President and Chief Executive Officer on September 15, 2006. Member of the Compensation Committee. In addition, on November 15, 2006, following the resignation of Michael Centron as our Vice President and Chief Financial Officer, Dr. Hausman has assumed the role of chief financial and accounting officer on an interim basis.

(3) (4)	Member of the Nominating Committee. Appointed Chief Operating Officer on September 24, 2007.

   Marvin S. Hausman, M.D., President, Chief Executive Officer, Acting Principal Accounting and Financial Officer and Chairman of the Board. Dr. Hausman was appointed to the board of directors on August 20, 2004. Previously, Dr. Hausman served on the board of directors from March 2002 to November 2003. On December 10, 2004, the board of directors appointed Marvin S. Hausman, M.D. to serve as Chairman of the Board, Acting Chief Executive Officer and Acting Chief Financial Officer of OXIS. On February 28, 2005, Dr. Hausman ceased to be the Company’s Chief Executive Officer. On September 15, 2006, Dr. Hausman was appointed to serve as President and Chief Executive Officer by the board of directors. Dr. Hausman served as a director and as Chairman of the Board of Axonyx from 1997 until the merger of Axonyx into TorreyPines Therapeutics in October 2006, and had served as President and Chief Executive Officer of Axonyx from 1997 until September 2003 and March 2005, respectively. Dr. Hausman served as our Acting Chief Financial Officer until January 6, 2006 when Michael D. Centron was appointed as our Chief Financial Officer and again assumed the role of Acting Principal Accounting and Financial Officer in November 2006, following Mr. Centron’s resignation. Dr. Hausman currently owns approximately 9.9% of the outstanding common stock of OXIS, and Torrey Pines Therapeutics currently owns approximately 30% of the outstanding common stock of OXIS. Dr. Hausman was a co-founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products which was subsequently acquired by King Pharmaceuticals. He has thirty years’ experience in drug development and clinical care. Dr. Hausman received his medical degree from New York University School of Medicine in 1967 and has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at U.C.L.A. Medical Center in Los Angeles. He also worked as a Research Associate at the National Institutes of Health, Bethesda, Maryland. He has been a Lecturer, Clinical Instructor and Attending Surgeon at the U.C.L.A. Medical Center Division of Urology and Cedars-Sinai Medical Center, Los Angeles. He has been a Consultant on Clinical/Pharmaceutical Research to various pharmaceutical companies, including Bristol-Meyers International, Mead-Johnson Pharmaceutical Company, Medco Research, Inc., and E.R. Squibb.

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

S. Colin Neill, Secretary and Director. Mr. Neill was appointed to the board of directors in April 2004. He has served as Secretary of OXIS since January 2005.  Mr.Neill became President of Pharmos in January 2008, and has served as Chief Financial Officer, Secretary, and Treasurer of Pharmos since October 2006. Prior to becoming President, he also served as Senior Vice President from October 2006 to January 2008. From September 2003 to October 2006, Mr. Neill served as Chief Financial Officer, Treasurer and Secretary of Axonyx Inc., a biopharmaceutical company that develops products and technologies to treat Alzheimer's disease and other central nervous system disorders, where he played an integral role in the merger between Axonyx and TorreyPines Therapeutics Inc., a privately-held biopharmaceutical company. Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc., a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its successful sale in 2001. Following that sale from April 2001 to September 2003 Mr. Neill served as an independent consultant assisting small start-up and development stage companies in raising capital. Earlier experience was gained as Vice President Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a masters degree in Accounting and Finance from the London School of Economics. He is a Certified Public Accountant in New York State and a Chartered Accountant in Ireland. Mr. Neill serves on the board of Pro Pharmaceuticals, Inc.

Gary M. Post, Chief Operating Officer and Director.  Mr. Post has served as a director of OXIS since March 15, 2006 and currently, though an advisory agreement, serves part-time as Chief Operating Officer. Since 1999 Mr. Post has been the Managing Director and Investment Principal of Ambient Advisors, LLC. Ambient Advisors primarily invests its own and its partners’ capital in private and public companies with a particular interest in the health care and life sciences sector and certain other special situations. Ambient Advisors also actively advises these companies, sometimes taking interim management roles. In his capacity as Managing Director at Ambient Advisors, Mr. Post has acted as an interim Chief Executive Officer in two private early to mid stage companies that Ambient had invested in, Opticon Medical, Inc., a medical device company and OccMeds Billing Services, Inc., a worker’s compensation pharmacy payment processing company. Mr. Post also served as a President and CEO of VoIP, Inc., a leading provider of Voice over Internet Protocol (VoIP) communications solutions for service providers, resellers and consumers during 2006 and continues as a member of the VoIP, Inc. Board of Directors. Mr. Post holds a MBA from the U.C.L.A. Graduate School of Management and an A.B. in Economics from Stanford University.

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

There are no family relationships between the officers and directors.

On March 8, 2007, we entered into a Confidential Separation Agreement (dated February 12, 2007) with Steven T. Guillen, our former chief executive officer, under which we agreed to pay Mr. Guillen the sum of $250,000 in twelve equal monthly installments, subject to standard payroll deductions and withholdings. We also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. Mr. Guillen would have the right to exercise his options until February of 2010. We also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. In exchange for these payments and benefits, Mr. Guillen and OXIS agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with us. A copy of the separation agreement is included as Exhibit 10.43 to this annual report on Form 10-KSB.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No director, officer or beneficial owner of more than 10% of any class of our equity securities failed to file a Form 3 or Form 4 on a timely basis in 2007.

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

The following table sets forth compensation information for services rendered to us by one of our executive officers ( our company’s “Named Executive Officer”) in all capacities, other than as directors, during each of the prior two fiscal years.  Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 in our fiscal year ending December 31, 2007.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any. Shares issued in lieu of compensation are listed in the year the salary was due.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option/ Warrant Awards (1)	Non-Equity Incentive Plan Compen-sation	All Other Compensation	Total
Dr. Marvin S. Hausman (2)	2007	$—		$—		$—	$—	$—	$—	$—
Chairman of the Board,	2006	$52,083	(3)	$—	$164,977	(3)	$208,870	$—	$—	$425,930
Chief Executive Officer
Acting Chief
Financial Officer

(1)

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

(2)

Dr. Hausman served as Acting Chief Executive Officer from December 8, 2004 to February 28, 2005 and as Acting Chief Financial Officer from December 8, 2004 until January 6, 2006. On September 15, 2006, Dr. Hausman was appointed as Chairman of the board of directors, President and Chief Executive Officer and Acting Chief Financial Officer.

(3)

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

Additional Narrative Disclosure

Dr. Hausman and Gary M. Post, our COO, have opted under their respective employment and advisory agreements not to receive quarterly issuances of shares and warrants as compensation pursuant to those agreements, but will receive cash compensation in an amount up to $200,000 each upon the closing of a strategic transaction involving proceeds of at least $1.5 million to OXIS, which cash payment would be credited against their accrued salaries under their respective agreements.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our named executive officer’s equity-based compensation outstanding at the fiscal year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End
Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	( $ )		(#)	($)	(#)	($)
Dr. Marvin S. Hausman	30,000	—	—	$0.22	06/14/12	347,500	$78,500	—	$—
	5,000	—	—	$0.42	06/18/13
	11,695	—	—	$0.57	12/03/13
	50,000	—	—	$0.59	10/11/14
	5,000	—	—	$0.34	06/22/15
	108,000	—	—	$0.37	10/05/15
	400,000	100,000	—	$0.29	12/28/15
	5,000	—	—	$0.27	07/31/16
	247,500	247,500	—	$0.20	11/05/16
	1,505,000	—	—	$0.20	11/05/16

Director Compensation

We pay an annual fee of $4,000 to each non-employee director and an additional $1,000 to non-employee directors for serving as committee chair. During 2007, while we did not make payments under this policy, such expenses were accrued. We do not pay meeting fees but directors are reimbursed for their expenses incurred in attending meetings. Employee directors receive no other compensation as directors.

Under our 2003 Stock Incentive Plan, non-employee directors are automatically awarded options to purchase 30,000 shares of common stock upon becoming directors and automatically awarded options to purchase 5,000 shares of common stock annually after this date.

The following table represents stock options that were granted during 2007 to non-employee directors.

Director Compensation
Name	Fees Earned or Paid in Cash (1)		Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation	Total

S. Colin Neill	$6,000	(4)	$—	$500	(2)	$—	$—	$6,500
John E. Repine, M.D	4,000		—	500	(2)	—	—	4,500
Gary M. Post	4,000		—	500	(2)	—	—	4,500
Matthew Spolar	4,000		—	500	(2) (3)	—	—	4,500

(1)           Accrued but not paid.
(2)           Represents automatic annual option grants made to all non-employee directors for their service on the board.
(3)           Mr. Spolar resigned from the board of directors on December 20, 2007.
(4)	Colin Neill accrued $4,000 for annual director fees and $1,000 each for his services as chairman of the audit and nominating committees.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known by us with respect to the beneficial ownership of our common stock as of April 4, 2008 by (i) each person who is known by us to own beneficially more than 5% of common stock, (ii) each of the Named Executive Officers (see the section above entitled “Executive Compensation”), (iii) each of our directors and (iv) all of our current officers and directors as a group. Except as otherwise listed below, the address of each person is c/o OXIS International, Inc., 323 Vintage Park Drive, Suite B, Foster City, California 94404.

The percentage of shares beneficially owned is based on 46,850,809 shares of common stock outstanding as of April 4, 2008. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of April 4, 2008 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Outstanding Common Stock
TorreyPines Therapeutics, Inc. (1) 11085 N. Torrey Pines Road La Jolla, CA 92037	13,982,567	29.84%
Bristol Investment Fund, Ltd. (2) Bristol Capital Advisors, LLC 10990 Wilshire Boulevard, Suite 1410 Los Angeles, CA 90024	12,755,851	21.40%
Alpha Capital Anstalt (3) c/o LH Financial 150 Central Park South, 2nd Floor New York, NY 10019	5,020,001	9.68%
Whalehaven Capital Fund Limited (4) 3rd Floor, 14 Par-La-Ville Rd. P. O. Box HM1027 Hamilton HMDX Bermuda	3,764,999	7.44%
Cranshire Capital, LP (5) 3100 Dundee Rd., Suite 703 Northbrook, IL 60062	3,703,538	7.33%
Marvin S. Hausman, M.D. (6)	4,835,025	9.80%
S. Colin Neill (7)	407,500	*
John E. Repine, M.D. (8)	469,387	* %
Gary M. Post (9)	1,218,691	2.54%
Executive officers and directors as a group — 4 persons (10)	6,930,603	13.49%

*	Less than one percent.

(1)	Based on a Schedule 13G filed with the SEC on February 14, 2006, filed on behalf of TorreyPines Therapeutics Pursuant to the Schedule 13G, TorreyPines has sole voting power as to 13,982,567 shares.
(2)
The holdings of Bristol Investment Fund, Ltd. include 3,867,925 shares of common stock, 1,434,286 shares issuable upon the voluntary conversion by Bristol Investment Fund of a secured convertible debenture at the current conversion price of $0.35 per share, warrants to purchase 1,933,963 shares of common stock at a price of $0.66 per share, warrants to purchase 1,933,962 shares of common stock at a purchase price of $1.00 per share, warrants to purchase 2,868,572 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 717,143 shares of common stock at a purchase price of $0.385 per share. Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd. Mr. Kessler disclaims beneficial ownership of these securities.

(3)
The holdings of Alpha Capital Anstalt include 1,434,286 shares issuable upon the voluntary conversion by Alpha Capital Anstalt of a secured convertible debenture at the current conversion price of $0.35 per share, warrants to purchase 2,868,572 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 717,143 shares of common stock at a purchase price of $0.385 per share.

(4)
The holdings of Whalehaven Capital Fund Limited include 1,075,714 shares issuable upon the voluntary conversion by Whalehaven Capital Fund of a secured convertible debenture at the current conversion price of $0.35 per share, warrants to purchase 2,151,428 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 537,857 shares of common stock at a purchase price of $0.385 per share.

(5)
The holdings of Cranshire Capital, LP. include 896,429 shares issuable upon the voluntary conversion by Cranshire Capital of a secured convertible debenture at the current conversion price of $0.35 per share, warrants to purchase 283,019 shares of common stock at a price of $0.66 per share, warrants to purchase 283,019 shares of common stock at a purchase price of $1.00 per share, warrants to purchase 1,792,857 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 448,214 shares of common stock at a purchase price of $0.385 per share. Mitchell P. Kopin, the President of Downsview Capital, Inc., the General Partner of Cranshire Capital, L.P., has sole investment power and voting control over the securities held by Cranshire Capital, L.P.

(6)
The holdings of Marvin S. Hausman, M.D. include 2,344,080 shares of common stock, 985,945 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 4, 2008, and 1,505,000 warrant shares exercisable currently or within 60 days of April 4, 2008.

(7)
The holdings of S. Colin Neill include 220,000 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 4, 2008, and 187,500 warrant shares exercisable currently or within 60 days of April 4, 2008.

(8)	The holdings of director John E. Repine include 50,000 shares of common stock and 419,387 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 4, 2008.
(9)
The holdings of director Gary M. Post include 524,583 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 4, 2008 and 694,108 warrant shares exercisable currently or within 60 days of April 4, 2008.

(10)
The holdings of the executive officers and directors as a group include an aggregate 2,394,080 shares of common stock, 2,149,915 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 4, 2008 and 2,386,608` warrant shares exercisable currently or within 60 days of April 4, 2008.

Series C Preferred Stock

The following table sets forth certain information, as of December 31, 2007, with respect to persons known by us to be the beneficial owner of more than five percent (5%) of the OXIS Series C Preferred Stock.

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

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,724,022	$0.35	1,314,062
Equity compensation plans not approved by security holders (2)	3,761,333	$0.22	—
Total	7,485,355		1,314,062

(1)

As of December 31, 2007, we had options issued and outstanding to purchase 3,387,350 shares of common stock under our 2003 Stock Incentive Plan and 336,672 shares of common stock under the 1994 Stock Incentive Plan. Our 1994 Stock Incentive Plan terminated on April 30, 2004 and no additional grants may be made under that plan. As approved by stockholders, we may grant additional options to purchase up to 1,314,062 shares of common stock under our 2003 Stock Incentive Plan as of December 31, 2007. The number of shares reserved for issuance pursuant to options under the 2003 Stock Incentive Plan was increased by 300,000 shares on January 1, 2007 pursuant to an evergreen provision in the stock option plan.

(2)

As of December 31, 2007, we had options and warrants issued and outstanding for the purchase of an aggregate of 3,761,333 shares of our common stock to officers, directors, consultants and advisors outside of our 1994 Stock Incentive Plan and our 2003 Stock Incentive Plan, which were issued on a case by case basis at the discretion of the board of directors.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 11, 2007, we entered into an Amendment to Advisory Agreement with Ambient Advisors LLC. Pursuant to the Amendment, we agreed to increase the Advisory Fee from $85,000 to $125,000 per annum, retroactive to the October 15, 2007 (the Commencement Date of the Advisory Agreement) in recognition of the fact that Mr. Post has spent approximately 50% of his time providing the advisory services to us rather than the 33% originally contemplated in the Advisory Agreement. A copy of the amended advisory agreement is included as Exhibit 10.46 filed with this annual report on Form 10-KSB.

On March 8, 2007, we and Mr. Guillen entered into a Confidential Separation Agreement (dated February 12, 2007), under which we agreed to pay Mr. Guillen the sum of $250,000 in twelve equal monthly installments, subject to standard payroll deductions and withholdings. We also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. Mr. Guillen would have the right to exercise his options until February of 2010. We also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. In exchange for these payments and benefits, Mr. Guillen and OXIS agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with us. A copy of the separation agreement is included as Exhibit 10.43 to this annual report on Form 10-KSB.

ITEM 13.                      EXHIBITS

See Exhibit Index that appears on page 67 of this report.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $110,000 and $50,000, respectively, from Williams & Webster, P.S. for the fiscal years 2007 and 2006 annual audit and for review of OXIS consolidated financial statements included in its Forms 10-QSB for the 2007 and 2006 fiscal years.

Audit Related Fees

We incurred aggregate fees and expenses of approximately $3,700 from Williams & Webster, P.S. during 2007 related to the filing of SEC Form SB-2 and other SEC matters.

Tax Fees

We incurred aggregate fees and expenses of $6,800 from Williams & Webster, P.S. during 2007 for professional services rendered for tax compliance, tax advice and tax planning.

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

Dated: April 11, 2008
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

In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant.

/s/ Marvin S. Hausman, M.D.	April 11, 2008	/s/ John E. Repine, M.D.*	April 11, 2008
Marvin S. Hausman, M.D.	Date	John E. Repine, M.D.	Date

/s/ S. Colin Neill*	April 11, 2008	/s/ Gary M. Post*	April 11, 2008
S. Colin Neill	Date	Gary M. Post	Date

*By:	/s/ MARVIN S. H AUSMAN , M.D.	April 11, 2008
Marvin S. Hausman, M.D. As Attorney-in-Fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A

3.2	Bylaws of the Company as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

10.1	Series C Preferred Stock Subscription and Purchase Agreement (form); dated April 1996 (1,774,080 shares in total)	10-KSB	04/01/02	10.B

10.2	Subscription Agreement, Warrant to Purchase Common Stock and Form of Subscription dated July 2003 - August 2003	10-KSB	03/26/04	10.D

10.3	Note and Warrant Purchase Agreement dated January 9, 2004	10-KSB	03/26/04	10.I

10.4	Form of Convertible Promissory Note dated January 9, 2004	10-KSB	03/26/04	10.J

10.5	Form of Warrant to Purchase Common Stock dated January 9, 2004	10-KSB	03/26/04	10.K

10.6	Form of Loan Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.2

10.7	Form of Promissory Note between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.8	Form of Security Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.4

10.9	Form of License Agreement between OXIS International, Inc. and Haptoguard, dated September 28, 2004	10-QSB	11/12/04	10.N

10.10	Securities Purchase Agreement, dated December 30, 2004	8-K/A	02/10/05	99.1

10.11	Registration Rights Agreement, dated December 30, 2004	8-K/A	02/10/05	99.2

10.12	Form of Common Stock Purchase Warrant, dated December 30, 2004	8-K/A	02/10/05	99.3

10.13	Consulting Agreement between OXIS International, Inc. and Marvin D, Hausman, M.D., dated October 14, 2004	SB-2	02/25/05	10.O

10.14	Form of Indemnification Agreement between OXIS International, Inc. and its Officers and Directors	SB-2	02/25/05	10.P

10.15	Letter Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	8-K	03/04/05	10.1

10.16	Restricted Stock Purchase Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	8-K	03/04/05	10.2

10.17	Notice of Stock Option Award and related Stock Option Agreement between OXIS International Inc. and Steven T. Guillen, dated February 28, 2005	SB-2/A	04/29/05	10.T

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.18	Nonqualified Stock Option Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	SB-2/A	04/29/05	10.U

10.19	Conversion Agreement between OXIS International, Inc. and Equitis Entreprise, dated May 23, 2005	8-K	05/25/05	99.1

10.20	Agreement between OXIS International, Inc. and Timothy C. Rodell date July 31, 2005	8-K	08/04/05	99.1

10.21	Stock Purchase Agreement between OXIS International, Inc. and BioCheck Inc. dated September 19, 2005	8-K	09/23/05	99.1

10.22	Tenth Amendment to Lease between OXIS International, Inc. and Rosan, Inc. dated October 28, 2005	8-K	11/02/05	10.1

10.23	Consulting Agreement between OXIS International, Inc. and NW Medical Research Partners dated November 17, 2005	8-K	11/23/05	10.1
10.24	Executive Employment Agreement between OXIS International, Inc., BioCheck, Inc. and John Chen dated December 6, 2005	10-KSB	03/31/06	10.24

10.25	Option and Reimbursement Agreement between EverNew Biotech, Inc., OXIS International, Inc. and the shareholders of EverNew, dated December 6, 2005	10-KSB	03/31/06	10.25

10.26	Letter Agreement between OXIS International, Inc. and Michael D. Centron dated January 6, 2006	8-K	01/10/06	10.1

10.27	Lease Agreement between OXIS International, Inc. and Westcore Peninsula Vintage LLC dated February 8, 2006	8-K	02/13/06	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.28	Promissory Note issued by OXIS International, Inc. to Steven T. Guillen dated March 10, 2006	8-K	03/14/06	10.1

10.29	Promissory Note issued by OXIS International, Inc. to Fagan Capital, Inc. dated March 31, 2006	8-K	04/04/06	10.1

10.30	Engagement Letter with Ambient Advisors	8-K	5/31/06	10.1

10.31	Mutual Services Agreement between OXIS International, Inc. and BioCheck, Inc. dated June 23, 2006	8-K	6/29/06	10.1

10.32	Renewal and Modification Promissory Note dated June 2, 2006.	8-K	7/26/06	10.1

10.33	Common Stock Purchase Warrant dated June 2, 2006.	8-K	7/26/06	10.2

10.34	Amendment #2 to Exclusive License and Supply Agreement dated July 19, 2006.	8-K	7/26/06	10.3

10.35	Form of Securities Purchase Agreement dated October 25, 2006.	8-K	10/26/06	10.1

10.36	Form of Secured Convertible Debenture dated October 25, 2006.	8-K	10/26/06	10.2

10.37	Form of Series A, B, C, D, E Common Stock Purchase Warrant dated October 25, 2006.	8-K	10/26/06	10.3

10.38	Form of Registration Rights Agreement dated October 25, 2006.	8-K	10/26/06	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.39	Form of Security Agreement dated October 25, 2006.	8-K	10/26/06	10.5

10.40	Employment Agreement between OXIS International, Inc. and Marvin S. Hausman, M.D. dated November 6, 2006.	8-K	11/13/06	10.1

10.41	Advisory Agreement between OXIS International, Inc. and Ambient Advisors, LLC dated November 6, 2006.	8-K	11/13/06	10.2

10.42	Consulting Agreement between OXIS International, Inc. and John E. Repine, M.D. dated November 6, 2006.	8-K	11/13/06	10.3

10.43	Separation Agreement between OXIS and Steve Guillen dated March 8, 2007	10-KSB	4/17/07	10.43

10.44	Registration Rights Agreement between OXIS and Steve Guillen dated March 30, 2007	8-K/A	5/3/07	99.1

10.45	Amended and Restated Exclusive License Agreement between OXIS and Alteon, Inc. dated April 2, 2007	10-QSB	8/14/07	10.1

10.46	Amendment to Advisory Agreement between OXIS and Ambient Advisors, Inc. dated October 11, 2007	8-K	10/16/07	10.1

21.1	Subsidiaries of OXIS International, Inc.				X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

Oxis International, Inc.
Foster City, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Oxis International, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxis International, Inc. as of December 31, 2007 and 2006 and the results of its operations, stockholders deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington
April 7, 2008, except for Note 14 which is dated April 11, 2008

OXIS International, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,140,000	$1,208,000
Accounts receivable, net	830,000	732,000
Inventory	520,000	561,000
Prepaid expenses and other current assets	129,000	130,000
Deferred tax assets	8,000	10,000
Restricted cash	—	3,060,000
Total Current Assets	2,627,000	5,701,000
Property, plant and equipment, net	169,000	244,000
Patents, net	561,000	761,000
Goodwill and other assets, net	1,500,000	1,291,000
Total Other Assets	2,230,000	2,296,000
TOTAL ASSETS	$4,857,000	$7,997,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,034,000	$714,000
Accrued expenses	1,039,000	838,000
Accounts payable to related party	—	49,000
Warrant liability	244,000	2,314,000
Accrued derivative liability	89,000	678,000
Convertible debentures, net of discounts of $552,000	797,000	—
Notes payable	—	3,060,000
Total Current Liabilities	3,203,000	7,653,000
Long-term deferred taxes	25,000	25,000
Convertible debentures, net of discounts of $1,226,000	—	124,000
Total Liabilities	3,228,000	7,802,000
Minority interest	866,000	770,000
Commitments and Contingencies	—	—
Stockholders’ Equity (Deficit):
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series B - 0 and 0 shares issued and outstanding at December 31, 2007 and 2006, respectively (aggregate liquidation preference of $1,000)	—	—
Series C - 96,230 shares issued and outstanding at December 31, 2007 and 2006	1,000	1,000
Common stock - $0.001 par value; 150,000,000 shares authorized; 46,850,809 and 44,527,476 shares issued and outstanding at December 31, 2007 and 2006, respectively	47,000	45,000
Additional paid-in capital	70,980,000	70,115,000
Accumulated deficit	(69,848,000)	(70,319,000)
Accumulated other comprehensive loss	(417,000)	(417,000)
Total Stockholders’ Equity (Deficit)	763,000	(575,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,857,000	$7,997,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Consolidated Statements of Operations
For Years Ended December 31, 2007 and 2006

	2007	2006
Revenue:
Product revenues	$5,205,000	$5,201,000
License revenues	844,000	575,000
TOTAL REVENUE	6,049,000	5,776,000
Cost of Product Revenue	3,261,000	3,084,000
Gross Profit	2,788,000	2,692,000
Operating Expenses:
Research and development	1,037,000	708,000
Selling, general and administrative	2,867,000	4,654,000
Total Operating Expenses	3,904,000	5,362,000
Loss from Operations	(1,116,000)	(2,670,000)
Other Income (expense):
Interest income	52,000	80,000
Other income	73,000	62,000
Financing cost related to convertible debentures	—	(1,674,000)
Change in value of warrant and derivative liabilities	2,659,000	32,000
Interest expense	(1,014,000)	(484,000)
Other expense	(13,000)	—
Total Other Income (Expense)	1,757,000	(1,984,000)
Minority Interest in Subsidiary	(95,000)	(166,000)
Income (loss) before provision for income taxes	546,000	(4,820,000)
Provision for income taxes	75,000	120,000
Net income (loss)	$471,000	$(4,940,000)
Earnings (Loss) Per Share
Basic	$0.01	$(0.11)
Diluted	$0.01	$(0.11)
Weighted Average Shares Outstanding
Basic	45,449,394	43,059,701
Diluted	45,511,028	43,059,701

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Year Ended December 31, 2007

							Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2005	96,230	$1,000	42,538,397	$43,000	$68,686,000	$(65,379,000)	$(417,000)	$2,934,000
Exercise of stock options			528,588	1,000	69,000			70,000
Issuance of common stock for services and accounts payable			1,460,491	1,000	292,000			293,000
Fair value of warrants issued with debt					166,000			166,000
Stock compensation expense for
options issued to employees and non-employees					692,000			692,000
Repricing of warrants					210,000			210,000
Net loss						(4,940,000)		(4,940,000)
Balance, December 31, 2006	96,230	$1,000	44,527,476	$45,000	$70,115,000	$(70,319,000)	$(417,000)	$(575,000)
Issuance of common stock			2,083,333	2,000	498,000			500,000
Issuance of common stock for services			240,000		24,000			24,000
Stock compensation expense for
options issued to non-employees					174,000			174,000
Stock compensation expense for
options issued to employees					169,000			169,000
Net income						471,000		471,000
Balance, December 31, 2007	96,230	$1,000	46,850,809	$47,000	$70,980,000	$(69,848,000)	$(417,000)	$763,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$471,000	$(4,940,000)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	75,000	63,000
Amortization of intangible assets	145,000	114,000
Impairment of patents	152,000	—
Accretion of interest on discounted note payable	—	166,000
Common stock issued to vendor for accounts payable	—	21,000
Stock compensation expense for options and warrants issued to employees and non-employees	367,000	692,000
Repricing of warrants	—	210,000
Stock compensation expense	—	272,000
Amortization of debt discounts	673,000	124,000
Change in value of warrant and derivative liabilities	(2,659,000)	(32,000)
Financing cost related to convertible debentures	—	1,674,000
Change in deferred taxes	2,000	(12,000)
Minority interest in subsidiary	96,000	166,000
Changes in operating assets and liabilities:
Accounts receivable	(98,000)	133,000
Inventory	41,000	89,000
Prepaid expense and other current assets	(7,000)	155,000
Accounts payable	320,000	209,000
Accrued expenses	201,000	370,000
Taxes payable
Accounts payable to related party	(49,000)	(145,000)
Net cash used in operating activities	(270,000)	(671,000)
CASH FLOW INVESTING ACTIVITIES:
Investment in restricted certificate of deposit	—	(3,060,000)
Purchase of investment	(69,000)	—
Payment for acquisition of additional interest in subsidiary	(132,000)	—
Proceeds from restricted certificate of deposit	3,060,000	3,060,000
Capital expenditures	—	(64,000)
Increase in patents	(97,000)	(44,000)
Net cash provided by (used in) investing activities	2,762,000	(108,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500,000	—
Proceeds from issuance of convertible debenture	—	1,350,000
Payment of offering costs and expenses	—	(47,000)
Proceeds from exercise of stock options	—	70,000
Proceeds from short-term borrowing	—	3,666,000
Repayment of short-term borrowings	(3,060,000)	(3,666,000)
Net cash provided by (used in) financing activities	(2,560,000)	1,373,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,000)	594,000
CASH AND CASH EQUIVALENTS, Beginning of year	1,208,000	614,000
CASH AND CASH EQUIVALENTS, End of year	$1,140,000	$1,208,000

The accompanying notes are an integral part of these consolidated financial statements

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

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

Going Concern

The Company incurred a loss from operations of $1,116,000 and $2,670,000 in 2007 and 2006, respectively. BioCheck generated a net profit of $186,000 in 2007. The Company obtained debt financing in the amount of $1,350,000 in the fourth quarter of 2006. Such financing resulted in a non-cash financing charges of $1,674,000 in 2006. Net income in 2007 was primarily affected by non-cash income relating to decrease in value of the warrant and derivative liabilities.  The Company's plan is to increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company can not assure you that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $69,848,000 through December 31, 2007. On a consolidated basis, the Company had cash and cash equivalents of $1,140,000 at December 31, 2007 of which $950,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain its operating activities, however, OXIS does not have access to the funds held by BioCheck as BioCheck is not a wholly owned subsidiary.  The cash held by the OXIS parent company was $190,000 at December 31, 2007.  The Company will need to seek additional loan and/or equity financing to pay for basic operating costs, or to expand operations, implement its marketing campaign, or hire additional personnel.  During the three months ended September 30, 2007, the Company purchased an additional 2% of Bio Check shares for $132,000.  Additionally, the Company may decide to acquire the remaining 47% of BioCheck that the Company currently does not own, which would require additional financing.  However, the Company may not successfully obtain debt or equity financing on terms acceptable to the Company, or at all, that will be sufficient to finance the Company’s operating costs in 2008 and its other goals.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operations.

The current rate of cash usage at our parent level raises substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern the Company is seeking additional equity financing to obtain sufficient funds to sustain operations.  The Compnay plans to increase revenues by introducing new products.  However, the Company cannot provide assurance that it will successfully obtain equity or other financing, if any, sufficient to finance its goals or that the Company will increase product related revenues.  The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The following table summarizes the activity for the Company's allowance for doubtful accounts:
	Balance at Beginning of Period	Increases Additions	Decreases	Balance at End of Period
Year ended December 31, 2006	$2,000	25,000	--	27,000
Year ended December 31, 2007	27,000	17,000	--	44,000

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $1,000 and $2,000 for the years ended December 31, 2007 and 2006, respectively.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

Basis of Consolidation and Comprehensive Income

The accompanying consolidated financial statements include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company's financial statements are prepared using the accrual method of accounting. On December 6, 2005, the Company purchased 51% (subsequently purchased an additional 2%) of the common stock of BioCheck. The foreign subsidiaries' assets and liabilities are translated at the exchange rates at the end of the year, and their statements of operations are translated at the average exchange rates during each year. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income or loss and accumulated as a separate component of shareholders' equity. There were no items of other comprehensive income or loss in 2007 or 2006 and, therefore, comprehensive loss is the same as net loss for 2007 and 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Revenues from sales to one of the Company's distributors located outside of the United States were 3.9% and 3.08% of total revenues during 2007 and 2006, respectively. Approximately 38% of the Company's revenues were attributed to ten customers in 2007 and 39% of the Company's sales revenues were attributed to ten customers in 2006.
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

Derivative instruments

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  Management believes the adoption of this statement will not change the way the Company accounts for its derivative transactions.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. During 2007 and 2006, the Company has not engaged in any transactions that would be considered to contain derivative instruments, except for the convertible debenture issued in 2006.

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

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees

Stock Based Compensation to Other than Employees

    The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Goodwill

In connection with the acquisition of BioCheck, the Company recorded goodwill equal to the excess of the fair value of the consideration given over the estimated fair value of the assets and liabilities received. The goodwill was primarily attributed to the reputation of the principals and the cGMP/ISO 9000 compliant manufacturing facilities in Foster City, California.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at December 31, 2007 and 2006.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

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

In connection with the acquisition of BioCheck, the Company recorded goodwill equal to the excess of the fair value of the consideration given over the estimated fair value of the assets and liabilities received. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) that discontinued the amortization of goodwill and requires the testing of goodwill for impairment annually, or sooner, if indicators of potential impairment exist, based upon a fair value approach. In accordance with SFAS No. 142, OXIS performed an impairment test of goodwill as of December 31, 2007 and found no evidence of impairment.  The Company evaluated several factors to determine the fair value of the BioCheck business including projected cash flows from product sales and cash receipts expected from those sales.

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

Effective January 1, 2007 the Company adopted Financial Accounting Standards Board  Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions.  Based on a detailed review of all tax positions, it was determined that the Company has no significant unrecognized tax benefits, and therefore the Company’s adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares are 61,634 in 2007 and 808,327 in 2006. These shares were excluded from diluted loss per share for the year ended December 31, 2006 because of their anti-dilutive effect.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB 141R, Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt FASB 141R effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position. Management is currently evaluating the impact of FASB 160 on the consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

Reclassifications

Certain 2006 amounts have been reclassified to conform to the 2007 presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

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

Revenue Recognition

Product Revenue

The Company manufactures, or has manufactured on a contract basis, research and clinical diagnostic assays and fine chemicals, which are its primary products sold to customers. Revenue from the sale of its products, including shipping fees, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectibility is reasonably assured. Revenue from sales to distributors of its products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. The Company’s mix of product sales are substantially at risk to market conditions and demand, which may change at anytime.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

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

2. Inventories

	December 31,
	2007	2006
Raw materials	$129,000	$83,000
Work in process	174,000	110,000
Finished goods	217,000	368,000
	$520,000	$561,000

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

3. Property, Plant and Equipment

	December 31,
	2007	2006
Laboratory and manufacturing equipment	$798,000	$798,000
Furniture and office equipment	225,000	225,000
Leasehold improvements	73,000	73,000
	1,096,000	1,096,000
Accumulated depreciation	(927,000)	(852,000)
	$169,000	$244,000

Depreciation expense was $75,000 and $63,000 during 2007 and 2006, respectively.

4. Patents

	December 31,
	2007	2006
Capitalized patent costs	$963,000	$1,158,000
Accumulated amortization	(402,000)	(397,000)
	$561,000	$761,000

Periodically, the Company reviews its patent portfolio and has determined that certain patent applications no longer possessed commercial viability or were abandoned since they were inconsistent with the Company's business development strategy. At December 31, 2007, the Company wrote down $152,000 in net patent costs due to impairment of patents which is reported in research and development costs.  Research and development expense includes patent amortization charges of $145,000 and $114,000 in 2007 and 2006, respectively.

The following table presents expected future amortization of patent costs that may change according to the Company's amortization policy upon additional patents being issued or allowed:

2008	$91,000
2009	74,000
2010	71,000
2011	71,000
2012	79,000
Thereafter	175,000
Total amortization	$561,000

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

5. Goodwill and Other Assets

	December 31,
	2007	2006
Goodwill	$1,331,000	$1,199,000
Strategic investments	145,000	75,000
Lease deposits	24,000	17,000
	$1,500,000	$1,291,000

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

6. Debt

Note payable

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

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

In conjunction with the issuance of the Renewal Note, on July 26, 2006 the Company issued to Fagan Capital a common stock purchase warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. The exercise price is adjustable pursuant to certain anti-dilution provisions and upon the occurrence of a stock split. The common stock purchase warrant expires on June 1, 2014. On October 23, 2006, the parties signed a registration rights agreement covering the shares underlying the common stock purchase warrant. This warrant was valued using the Black-Scholes option-pricing model and the proceeds of $406,000 were allocated to the warrant and note based on their relative fair values. This resulted in the note being recorded as a liability at a discounted value of $240,000 and the warrant being recorded as equity under additional paid-in capital at a value of $166,000. The discounted note will accrete to its maturity value over the life of the loan. This resulted in a non-cash interest expense of $166,000 during the year ended December 31, 2006.

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

Pursuant to the terms of the Purchase Agreement, the Company issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The Debentures mature on October 25, 2008, but may be prepaid by the Company at any time provided that the common stock issuable upon conversion and exercise of the Warrants is covered by an effective registration statement. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision (the “Conversion Price”). Beginning on the first of the month beginning February 1, 2007, the Company was required to amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If the Company chooses to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.

The Company has not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If the Company fails to make such payment in full, the purchasers have the right sell substantially all of the Company’s assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of March 1, 2008 the Company was 14 months behind.  The Company would have to issue approximately 6,839,271 shares of common stock to satisfy the Monthly Redemption Amount and unpaid interest totaling approximately $904,000 in arrears.  The Company cannot give any assurance that the debenture holders will continue to forbear from enforcing the terms applicable in the case of default.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

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

Pursuant to the registration rights agreement, the Company was obligated to file a registration statement covering the public resale of the shares underlying the Series A, B, C, D and E Warrants and the Debentures within 45 days of the closing of the transaction and cause the registration to be declared effective within 120 days of the closing date. The registration statement was filed and declared effective within the 120 of the closing date. Cash liquidated damages equal to 2% of the face value of the Debentures per month are payable to the purchasers for any failure to timely file or obtain an effective registration statement.

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

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

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

At December 31, 2007, the Company determined the fair value of the beneficial conversion feature and the warrants were $89,000 and $244,000, respectively.  The aggregate decrease in fair value of these two liabilities from inception of the convertible debentures to December 31, 2007 of $2,659,000 is shown as other income in the accompanying consolidated statements of operations.  The fair value of beneficial conversion feature and the warrants will be determined at each balance sheet date with the change from the prior period being reported as other income (expense).  At December 31, 2006, the Company determined the fair value of the beneficial conversion feature and the warrants were $678,000 and $2,314,000, respectively.  The aggregate decrease in fair value of these two liabilities from inception of the convertible debentures to December 31, 2006 of $32,000 is shown as other income in the accompanying consolidated statements of operations.  The fair value of beneficial conversion feature and the warrants will be determined at each balance sheet date with the change from the prior period being reported as other income (expense).

7. Commitments and Contingencies

The following table presents future non-cancelable minimum payments under all of the Company's operating leases at December 31, 2007:

	Operating Leases
	Minimum Rental	Sublease Rental	Net Rental Payments
2008	501,000	(44,000)	457,000
2009	454,000	-	454,000
	$955,000	$(44,000)	$911,000

The Company leases a facility under an operating lease in Foster City, California that expires in 2009.  Rental expenses of $502,000 and $390,000 were incurred during 2007 and 2006, respectively.  During 2004, BioCheck entered into a sublease of an unused Foster City, California facility to the end of the lease term that reduced the Company's operating lease commitments.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

On September 19, 2005, the Company entered into a stock purchase agreement with BioCheck, and its stockholders to purchase all of its common stock for $6.0 million in cash. On December 6, 2005, the Company purchased 51% (subsequently purchased another 2%) of the common stock of BioCheck. Pursuant to the stock purchase agreement, the Company will use its reasonable best efforts to consummate a follow-on financing transaction to raise additional capital with which to purchase the remaining outstanding shares of BioCheck in one or more additional closings. The purchase price for the remaining shares will be increased by an additional 8% per annum from December 6, 2005. If the Company has not purchased all of the outstanding shares of BioCheck within twelve months of December 6, 2005, the earnings before interest, taxes, depreciation and amortization expenses, if any, of BioCheck, will be used to repurchase the remaining outstanding BioCheck shares at one or more additional closings.

In 1995, the Company consummated the acquisition of Therox Pharmaceuticals, Inc. (“Therox”) wherein Therox was merged with and into a wholly owned subsidiary of the Company. In addition to the issuance of its common stock to Therox shareholders, the Company agreed to make payments of up to $2,000,000 to the Therox stockholders based on the successful commercialization of Therox technologies. As of December 31, 2007, no additional payments have been made. The Company has not recorded a liability associated with this agreement because the Company does not believe that it has successfully commercialized any of the acquired Therox technologies.

The Company and its subsidiaries are also parties to various other claims in the ordinary course of business. The Company does not believe that there will be any material impact on the Company's financial position, results of operations or cash flows as a result of these claims.

8. Stockholders' Equity

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

In addition to the shares issued above to officers and directors of the Company, during the year ended December 31, 2007, the Company issued a total of 240,000 shares of common stock for services and accounts payable valued at $24,000.

Preferred Stock

During the third quarter of 2005, 85,678 shares of common stock were issued for the conversion and cancellation of all 428,389 outstanding shares of Series B preferred stock that were valued at $4,000. The Series B preferred stock had certain preferential rights with respect to liquidation and dividends. Holders of Series B preferred stock were entitled to noncumulative annual dividends at the rate of $0.115 per share if and when declared by the Company's board of directors. No dividends to Series B preferred stockholders were issued or unpaid during 2007 or 2006.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid during 2007 and 2006.

Common Stock Warrants

The Company reserved 1,472,969 shares of common stock for issuance upon the exercise of a warrants granted in connection with the Company's January 14, 2004 promissory convertible notes. Warrants to purchase 712,500 shares of common stock are currently exercisable at $0.50 per share and expire on January 14, 2009. The exercise price is subject to adjustments for stock splits, combinations, reclassifications and similar events. As of December 31, 2007, no such adjustments have occurred. Certain piggy-back registration rights apply to the shares underlying these warrants.

On December 30, 2004, as an incentive for the seven lenders to convert their notes to common stock, the Company issued additional warrants that are currently exercisable to purchase 760,469 shares of common stock at an exercise price of $1.00 per share that expire on December 29, 2009. The exercise prices are subject to adjustments for stock splits, combinations, reclassifications and similar events. As of December 31, 2007, these warrants remain unexercised. The fair value of the shares issuable under these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 73%; risk-free interest rate of 4.25%; initial expected life of five years and no expected dividend yield. The resulting fair values of $159,000 related to the initial warrants and $202,000 related to the incentive warrants were recorded during 2004 as financing fees in the consolidated statement of operations.

The Company reserved 12,877,366 shares of common stock for issuance upon the exercise of warrants granted on January 6, 2005 in connection with the Company's private placement of common stock. The warrants are currently exercisable at an exercise price of $0.66 per share to purchase 6,438,685 shares of common stock and $1.00 per share to purchase 6,438,681 shares of common stock. The exercise prices are subject to adjustments for stock splits, combinations, reclassifications and similar events, and the warrants expire on January 6, 2010. As of December 31, 2007, these warrants remain unexercised. The Company has granted the warrant holder certain registration rights with respect to the shares issuable upon exercise of the warrant.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

In conjunction with the issuance of the Renewal Note, on July 26, 2006 (See Note 6) the Company issued to Fagan Capital a common stock purchase warrant to purchase 1,158,857 shares of common stock at an initial exercise price of $0.35 per share. The exercise price is adjustable pursuant to certain anti-dilution provisions and upon the occurrence of a stock split. The common stock purchase warrant expires on June 1, 2014.  In connection with an anti-dilution in this warrant agreement, the Company was required to issue an additional 1,094,476 warrants to Fagan Capital bring the total to 2,253,333.  In addition the Company was required to reduce the exercise price from $0.35 to $0.18.  In connection with the issuance of these additional warrants and the re-pricing of the old warrants, the Company took a charge to earnings during the year ended December 31, 2006 of $210,000.

On October 25, 2006, in conjunction with the signing of the Purchase Agreement (See Note 6), the Company issued to the Purchasers five year Series A Warrants to purchase an aggregate of 2,420,357 shares of common stock at an initial exercise price of $0.35 per share, one year Series B Warrants to purchase 2,420,357 shares of common stock at an initial exercise price of $0.385 per share, and two year Series C Warrants to purchase an aggregate of 4,840,714 shares of common stock at an initial exercise price of $0.35 per share. In addition, the Company issued to the Purchasers Series D and E Warrants which become exercisable on a pro-rata basis only upon the exercise of the Series C Warrants. The six year Series D Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.35 per share. The six year Series E Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.385 per share. The initial exercise prices for each warrant are adjustable pursuant to a full ratchet anti-dilution provision and upon the occurrence of a stock split or a related event.

On May 12, 2006, the Company issued a total of 108,000 warrants to a Company that is controlled by a director of the Company with an exercise price of $0.39.  These warrants expire on May 12, 2016 and vested over one year.  The fair value of these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 90%; risk-free interest rate of 4.6%; initial expected life of five years and no expected dividend yield. The fair value of these warrants is being recognized as an expense as the warrants vest.  For the years ended December 31, 2007 and 2006, the Company recognized expenses of $3,000 and $23,000, respectively, related to the vesting of these warrants.

On November 6, 2006, the Company issued a total of 2,749,441 warrants to directors of the Company with an exercise price of $0.20.  These warrants expire on November 6, 2016 and vesting ranges from immediately to four years.  The fair value of these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 158%; risk-free interest rate of 5.0%; initial expected life of five years and no expected dividend yield. The fair value of these warrants is being recognized as an expense as the warrants vest.  For the years ended December 31, 2007 and 2006, the Company recognized expenses of $166,000 and $312,000, respectively, related to the vesting of these warrants.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

As of December 31, 2007, the Company had 31,562,895 warrants outstanding. The following table summarizes all outstanding stock warrants:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2005	14,717,835	$0.83
Granted	19,632,917	0.32
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2006	34,350,752	0.54
Granted	-	-
Exercised	-	-
Forfeited	(2,787,857)	0.47
Outstanding, December 31, 2007	31,562,895	$0.54

Exercisable warrants:
December 31, 2006	34,017,419	$0.54
December 31, 2007	31,287,895	$0.54

Stock Options

The Company has reserved 4,701,412 shares of its common stock at December 31, 2007 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2007, 1,157,812 shares of common stock were available for grant and options to purchase 3,543,600 shares of common stock are outstanding under the 2003 Plan.

The Company has reserved 336,672 shares of its common stock at December 31, 2007 for issuance pursuant to the future exercise of outstanding options granted under the 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan permitted the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. This Plan expired on April 30, 2003 and no further issuances will occur. Options to purchase 336,972 shares of common stock are outstanding at December 31, 2006 under the 1994 Plan.

In addition, the Company has reserved 1,400,000 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2007, options to purchase 1,400,000 shares of common stock are outstanding outside of its stock incentive plans.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

The following table summarizes all outstanding stock options:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2005	$6,377,790	$0.60
Granted	1,884,370	0.30
Exercised	(528,588)	0.13
Forfeited	(2,126,183)	1.07
Outstanding, December 31, 2006	5,607,389	0.33
Granted	80,000	0.20
Exercised	-	-
Forfeited	(407,117)	0.50
Outstanding, December 31, 2007	5,280,272	$0.32

Exercisable options:
December 31, 2006	$2,271,576	$0.42
December 31, 2007	$4,404,272	$0.34

The weighted-average fair value of options granted was $0.22 and $0.24 in 2007 and 2006, respectively.

The following table summarizes outstanding stock options approved and not approved by stockholders:

	Options Approved by Stockholders	Options Not Approved by Stockholders	Total Outstanding Options
Outstanding options:
December 31, 2006	2,578,019	3,029,370	5,607,389
December 31, 2007	3,880,272	1,400,000	5,280,272

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2007:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10 to $0.15	318,000	0.79	$0.14	303,000	$0.14
$0.20 to $0.47	4,589,592	6.65	$0.28	3,728,592	$0.29
$0.53 to $0.88	294,730	6.17	$0.62	294,730	$0.62
$1.38 to $3.44	77,950	1.49	$2.40	77,950	$2.40
	5,280,272			4,404,272

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

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

On November 6, 2006, OXIS entered into an Advisory Agreement with Ambient Advisors LLC (the “Advisor”). Gary M. Post, a member of the board of directors, is the manager of Ambient Advisors LLC. The commencement date of the agreement was set retroactively at October 15, 2006 (the “Commencement Date”). Pursuant to the Advisory Agreement, the Advisor provides certain services pertaining to strategic planning, financial planning and budgeting, investor relations, corporate finance and such additional roles and responsibilities as requested for a three year period from the Commencement Date, thereafter on a one year basis. The Advisor will receive annual compensation in the amount of $83,333, payable quarterly in advance in cash, common stock based on a price equal to 85% of average of the five closing prices for the five trading days prior to the date that the issuance is authorized by the Board of Directors, or in ten year warrants equal to that number of warrants equal to 1.5 times the number of shares that would otherwise be received. For the initial quarterly payment, the Advisor received a ten year warrant to purchase 173,608 shares with an exercise price of $0.20 per share, vesting immediately. As part of the compensation under the Advisory Agreement, OXIS granted the Advisor a ten year common stock purchase warrant to purchase 550,000 shares of OXIS common stock at an exercise price of $0.20 per share, vesting as follows: (i) 275,000 warrants vesting in four equal quarterly installments commencing on January 15, 2007 and every three months thereafter and (ii) and the remaining 275,000 warrants vesting in eight quarterly installments over the following two years. Additionally, OXIS granted the Advisor, as a sign on bonus, a non-qualified option to purchase 333,333 shares at exercise price of $0.20 per share, with vesting in six equal installments, commencing on November 14, 2006, through the 180 th day after the Commencement Date. During the three year term of the agreement, the Advisor shall receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by the Board of Directors and its Compensation Committee. During the remainder of calendar year 2006, the Advisor’s bonus has been pro rated on an annual bonus rate in the range of 25% to 50% of the advisory fee, and the bonus for subsequent years of the term of the agreement shall be in a similar target range. The bonuses payable are paid in cash, although at the Advisor’s sole option, they may be paid in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrants to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to the Advisor of the bonus for a particular year.

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

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

Stock Compensation

The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2007 and 2006: expected volatility of 176% and 158%, respectively; average risk-free interest rate of 5.0% and 4.9%, respectively; initial expected life of 9.0 years and 4.45 years, respectively; no expected dividend yield; and amortized over the vesting period of typically one to four years.

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

The Company granted options to consultants to purchase 50,000 shares of the Company's common stock in 2006. No options were granted to consultants in 2007. The exercise prices per share for options granted were $0.40 in 2006. The options have a 10-year life and vest over periods ranging from one to three years. The fair value of each option was estimated on the date of grant and revalued during the vesting period using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2006: expected volatility of 90%; average risk-free interest rate of 4.64%; initial expected life of ten years; and no expected dividend yield. Stock compensation expense of $1,000 and $6,000 was recorded in 2007 and 2006, respectively.

Future Warrants and Options Issuable to Consultants

Under the Ambient Advisory Agreement with Ambient Advisors, During the three year term of the agreement, Ambient Advisors will receive an annual bonus based upon the attainment of agreed upon goals and milestones as determined by our board of directors or compensation committee.  During the remainder of calendar year 2007, Ambient Advisors’ bonus will be pro rated on an annual bonus rate in the range of 25% to 50% of the advisory fee, and the bonus for subsequent years of the term of the agreement will be in a similar target range.  The bonuses payable under our agreement with Ambient Advisors will be paid in cash, although at Ambient Advisors’ sole option, they may elect to receive compensation in stock (or in the form of ten year warrants with cashless exercise provisions, with 1.5 times the number of warrant shares to be issued in lieu of the number of shares of common stock), based upon the average of the closing bid and asked prices for the 5 trading days immediately prior to the awarding to Ambient Advisors of the bonus for a particular year.

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

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

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

9. Income Taxes

The Company and BioCheck will file separate federal and state tax returns for 2007 and will continue to file separate tax returns until the Company purchases 80% or more of BioCheck. Deferred tax assets and liabilities as contained on the consolidated balance sheet at December 31, 2007 are attributed solely to BioCheck.  The current tax provision for the year ended December 31, 2007 of $105,000 is solely attributed to BioCheck.

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company excluding BioCheck are:

	December 31,
	2007	2006
Deferred tax assets:
Federal net operating loss carryforward	$7,172,000	$6,589,000
Temporary deferred tax asset caused by capitalized research and development expenses	5,883,000	5,883,000
Federal R&D tax credit carryforward	217,000	235,000
State net operating loss carryforward and capitalized research and development expenses	1,404,000	1,464,000
Other	80,000	80,000
Deferred tax liabilities - book basis in excess and of noncurrent assets acquired in purchase transactions	(142,000)	(142,000)
Deferred tax assets before valuation	14,614,000	14,109,000
Valuation allowance	(14,614,000)	(14,109,000)
Net deferred income tax assets	$--	$--

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

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

Statement of Financial Accounting Standards No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. The change in deferred tax assets and the related valuation allowance at December 31, 2007 was $505,000 and primarily related to the net increase in net operating losses and decrease in capitalized research and development expense.

Tax Carryforward

At December 31, 2007, the Company had net operating loss carryforwards of approximately $21,087,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $217,000 to reduce United States federal taxes in future years. These carryforwards expire as follows:

	United States	R&D Tax
	Net Operating	Credit
Year of Expiration	Loss Carryforward	Carryforward
2008	$675,000	$6,000
2009	-	30,000
2010	29,000	-
2011	49,000	-
2012-2027	20,334,000	181,000
	$21,087,000	$217,000

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

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

10. License Agreement

On September 28, 2004, the Company and HaptoGuard Inc, which merged with Alteon, Inc. in 2006 (“Alteon”) entered into a license agreement relating to the Company's proprietary compound BXT 51072 and related compounds. Under the agreement, Alteon has exclusive worldwide rights to develop, manufacture and market BXT-51072 and related compounds from the Company's library of such antioxidant compounds.  Further, Alteon is responsible for worldwide product development programs with respect to licensed compounds.  Alteon has paid the Company an upfront license fee of $500,000. The agreement provides that Alteon must pay royalties to the Company, as well as additional fees for the achievement of development milestones in excess of $21 million if all milestones are met and regulatory approvals are granted.  The material milestones under the agreement which would generate future payments are as follows: upon initiation of Phase III clinical trials of the products; upon grant by the Food and Drug Administration (FDA) of marketing approval of the products; upon grant by the European Agency for the Evaluation of Medicinal Products (EMEA) for marketing approval of the products; and upon grant of marketing approval of the products for each additional regulatory territory. The royalties paid by the licensee will begin upon the first commercial sale of the licensed products and will vary based upon formulations. The Company has the right to terminate the agreement if the licensee fails to pay the Company any required payments under the agreement or if the licensee fails to comply with certain plan and timeline requirements relating to the development of the licensed compounds and such failure continues for 30 days after the Company has given notice to the licensee of such failure. Either party may terminate the agreement upon 30 days' written notice upon certain events relating to the other party's bankruptcy, insolvency, dissolution, winding up or assignment for the benefit of creditors, or upon the other party's uncured breach of any material provision of the agreement. Otherwise, the agreement terminates when the Company's underlying patents related to the licensed compounds expire.

During December 2005, the Company granted Alteon a six-month extension to begin Phase II, as defined in the original license agreement in exchange for $100,000.

On April 2, 2007, the Company entered into an Amended and Restated Exclusive License Agreement with Alteon, under which the Company granted Alteon worldwide exclusive rights to a family of orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies.  In July 2007 Alteon changed its name to Synvista Therapeutics, Inc.  Previously, OXIS was a party to a license agreement dated September 28, 2004 with HaptoGuard, Inc., which was subsequently acquired by Alteon.  The amended and restated exclusive license agreement supercedes and replaces the prior agreement with HaptoGuard.  The new agreement expands the scope of the original agreement to also include non-cardiovascular indications.

Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three-year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license.  Alteon agreed to pay the Company a non-refundable sum of $500,000, payable in six monthly installments of $50,000, with the remaining $200,000 payable upon the closing of a financing of Alteon approved by Alteon’s shareholders.  As of December 31, 2007, the Company has received the full $500,000 license fee.

The agreement also provides for milestone payments to us upon certain significant milestone events in the development of a potential drug product.  The agreement also entitles the Company to various levels of sublicensing fees and royalties based on a percentage of net sales of the licensed product.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

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

11.  Geographical Reporting

Revenues attributed to North America include shipments to customers in the United States, Canada and Mexico. Revenues attributed to EMEA include shipments to customers in Europe, Middle East and Africa. Revenues from shipments to customers by geographical region are as follows:

	Year Ended December 31,
	2007	2006
North America	$2,154,000	$2,173,000
EMEA	1,802,000	1,607,000
Latin America	591,000	523,000
Asia Pacific	1,336,000	1,332,000
Other Countries	166,000	141,000

Total	$6,049,000	$5,776,000

None of the Company's consolidated long-lived assets were located outside of the United States.

 12. Supplemental Cash Flow Disclosures

The Company granted options to consultants to purchase 30,000 and 50,000 shares of the Company's common stock in 2007 and 2006, respectively. Stock compensation expense of $3,000 and $6,000 was recorded in 2007 and 2006, respectively. Cash interest paid was $10,000 and $5,000 in 2007 and 2006, respectively.

OXIS International, Inc. and Subsidiaries Notes To Consolidated Financial Statements Years Ended December 31, 2007 and 2006

13. Related Party Transactions

On March 8, 2007, the Company entered into a Confidential Separation Agreement (dated February 12, 2007) with Steve Guillen, under which the Company agreed to pay Mr. Guillen the sum of $250,000 in monthly installments of $10,000 each, subject to standard payroll deductions and withholdings.  The Company also agreed to pay Mr. Guillen’s health insurance premiums for a twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985.  During the year ended December 31, 2007, OXIS paid Mr. Guillen $135,450, including compensation and health insurance premiums.  The separation agreement also provides that in the event the Company obtains additional financing in the amount of $1 million or more after February 12, 2007, whether in one transaction or multiple transactions and whether in the form of debt or equity, or in the event of a change in control as defined in the employment agreement between us and Mr. Guillen, then no later than 10 days thereafter, we shall pay Mr. Guillen an amount equal to $10,833.33 multiplied by the number of months that he has been paid $10,000 toward the separation benefit (the “First Catch-Up Payment”), and thereafter will be paid $20,833.33 per month, provided that the total separation benefit, including any Catch-Up Payment, shall not exceed $250,000.  In the event that the total additional financing received after February 12, 2007 reaches $2 million or more, then no later than 10 days thereafter, the Company shall pay Mr. Guillen up to an additional $104,166.65 (the “Second Catch-Up Payment” representing amounts which might have been paid on the separation benefit prior to the execution of the Separation Agreement), provided that in no event shall the total amount of monthly payments toward the separation benefit and the First and Second Catch-Up Payments exceed the $250,000 total amount due as separation benefit.  The Company also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. The value of the unvested options that became immediately vested is $58,533.  Mr. Guillen would have the right to exercise his options until the later of the fifth anniversary of the date that the Company’s compensation committee approved Mr. Guillen’s stock options, or February 15, 2010.  In exchange for these payments and benefits, Mr. Guillen and the Company agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with the Company.

Account payable to related party at December 31, 2007 represents amount due to the board of directors for their director fees.

During the year ended December 31, 2007, the Company purchased an additional 2% of Bio Check shares for $132,000.

14. Subsequent Event

On April 8 and 9, 2008, the Company received demand letters from certain debenture holders, including letters on behalf of Bristol Investment Fund, Ltd, demanding immediate payment of all amounts in default under the convertible debenture agreement dated October 25, 2006 as described in Note 6 above.  The Company is in active discussions with these investors regarding ways to have these notices of default withdrawn and/or have the defaults cured.