Form 10QSB
period 2008-03-31
OXIS INTERNATIONAL INC
filed 2008-05-20
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☑

At May 18, 2008, the issuer had outstanding the indicated number of shares of common stock:  46,850,809.

Transitional Small Business Disclosure Format     YES ☐                                                                                                           NO ☑

OXIS INTERNATIONAL, INC.
FORM 10-QSB
For the Quarter Ended March 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1.                 Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,068,000	$1,140,000
Accounts receivable, net	885,000	830,000
Inventory	506,000	520,000
Prepaid expenses and other current assets	109,000	129,000
Deferred tax assets	—	8,000
Total Current Assets	2,568,000	2,627,000
Property, plant and equipment, net	153,000	169,000
Patents, net	539,000	561,000
Goodwill and other assets, net	1,500,000	1,500,000
Total Other Assets	2,192,000	2,230,000
TOTAL ASSETS	$4,760,000	$4,857,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,208,000	$1,034,000
Accrued expenses	1,075,000	1,039,000
Income tax payable	71,000	—
Warrant liability	668,000	244,000
Accrued derivative liability	60,000	89,000
Convertible debentures, net of discounts of $384,000 and $552,000	966,000	797,000
Total Current Liabilities	4,048,000	3,203,000
Long-term deferred taxes	25,000	25,000
Total Liabilities	4,073,000	3,228,000
Minority interest	921,000	866,000
Stockholders’ Equity (Deficit):
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series B - 0 and 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively (aggregate liquidation preference of $1,000)	—	—
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,000	1,000
Common stock - $0.001 par value; 150,000,000 shares authorized; 46,850,809 and 46,850,809 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	47,000	47,000
Additional paid-in capital	71,077,000	70,980,000
Accumulated deficit	(70,942,000)	(69,848,000)
Accumulated other comprehensive loss	(417,000)	(417,000)
Total Stockholders’ Equity (Deficit)	(234,000)	763,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,760,000	$4,857,000
The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
Revenue
Product revenues	$1,484,000	$1,268,000
License revenues	44,000	123,000
TOTAL REVENUE	1,528,000	1,391,000
Cost of Product Revenue	856,000	729,000
Gross profit	672,000	662,000
Operating Expenses:
Research and development	186,000	173,000
Selling, general and administrative	813,000	941,000
Total operating expenses	999,000	1,114,000
Loss from Operations	(327,000)	(452,000)
Other Income (expenses):
Interest income	8,000	25,000
Other income	12,000	21,000
Change in value of warrant and derivative liabilities	(395,000)	63,000
Interest expense	(257,000)	(241,000)
Other expense	—	(8,000)
Total Other Income (Expense)	(632,000)	(140,000)
Loss before minority interest and provision for income taxes	(959,000)	(592,000)
Minority Interest in Subsidiary	(55,000)	(77,000)
Income (loss) before provision for income taxes	(1,014,000)	(669,000)
Provision for income taxes	80,000	105,000
Net income (loss)	$(1,094,000)	$(774,000)
Earnings (Loss) Per Share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted Average Shares Outstanding
Basic	46,850,809	44,527,476
Diluted	46,850,809	44,527,476

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2008 and 2007

							Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2007	96,230	$1,000	46,850,809	$47,000	$70,980,000	$(69,848,000)	$(417,000)	$763,000
Stock compensation expense for
options issued to non-employees					82,000			82,000
Stock compensation expense for
options issued to employees					15,000			15,000
Net income						(1,094,000)		(1,094,000)
Balance, March 31, 2008	96,230	$1,000	46,850,809	$47,000	$71,077,000	$(70,942,000)	$(417,000)	$(234,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008 (unaudited)	2007 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,094,000)	$(774,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	16,000	21,000
Amortization of intangible assets	22,000	25,000
Stock compensation expense for options and warrants issued to employees and non-employees	97,000	228,000
Amortization of debt discounts	169,000	166,000
Change in value of warrant and derivative liabilities	395,000	(64,000)
Minority interest in subsidiary	55,000	77,000
Changes in operating assets and liabilities:
Accounts receivable	(55,000)	(88,000)
Inventory	14,000	55,000
Prepaid expense and other current assets	20,000	26,000
Accounts payable	174,000	205,000
Accrued expenses	36,000	104,000
Income tax payable	79,000	—
Accounts payable to related party	—	5,000
Net cash used in operating activities	(72,000)	(14,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted certificate of deposit	—	3,060,000
Capital expenditures	—	(1,000)
Increase in patents	—	—
Net cash provided by investing activities	—	3,059,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	—	(3,060,000)
Net cash provided by financing activities	—	(3,060,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(72,000)	(15,000)
CASH AND CASH EQUIVALENTS - Beginning of period	1,140,000	1,208,000
CASH AND CASH EQUIVALENTS - End of period	$1,068,000	$1,193,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Note 1 – The Company and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by Oxis International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 11, 2008.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Organization and Line of Business

OXIS International, Inc. with its subsidiaries (collectively, “OXIS” or the “Company”) is engaged in the development of research assays, nutraceutical and therapeutic products, which include new technologies applicable to conditions and diseases associated with oxidative stress. OXIS derives its revenues primarily from sales of research assays to research laboratories. The Company’s diagnostic products include 26 research assays to measure markers of oxidative and nitrosative stress.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

The Company had a net loss of $1,094,000 for the three month period ended March 31, 2008 compared to a net loss of $774,000 for the three month period ended March 31, 2007.  The net loss in the first three months of 2008 was primarily affected by non-cash expense relating to an increase in warrant and derivative liabilities of $395,000, as well as interest expense associated with notes payable of $257,000. The net loss in the first three months of 2007 was primarily attributable to interest expense on notes payable of $241,000 and other operating expenses.

Going Concern

The Company incurred a loss from operations of $327,000 and $452,000 for the three months ended March 31, 2008 and 2007, respectively. BioCheck generated a net profit of $118,000 and $82,000 for the three months ended March 31, 2008 and 2007, respectively. The Company obtained debt financing in the amount of $1,350,000 in the fourth quarter of 2006. Such financing resulted in a non-cash financing charges of $1,674,000 in 2006. Net loss for the three months ended March 31, 2008 was primarily affected by non-cash expenses relating to changes in value of the warrant and derivative liabilities.

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $70,942,000 through March 31, 2008.  On a consolidated basis, the Company had cash and cash equivalents of $1,068,000 at March 31, 2008 of which $944,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that its cash will be sufficient to sustain its operating activities. The Company will need to seek additional loan and/or equity financing to pay for basic operating costs, or to expand operations, implement its marketing campaign, or hire additional personnel.  As of March 31, 2008, approximately $3,230,000 would be needed in order for OXIS to exercise its option to purchase the remaining 47% of BioCheck.  During 2007, the Company purchased an additional 2% of Bio Check shares for $132,000.

The current rate of cash usage at the parent level raises substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern the Company is seeking additional equity financing to obtain sufficient funds to sustain operations.  The Company plans to increase revenues by introducing new products.  However, the Company may not successfully obtain debt or equity financing on terms acceptable to the Company, or at all, that will be sufficient to finance its goals or to increase product related revenues.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operations.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Revenue Recognition

Product Revenue

The Company manufactures, or has manufactured on a contract basis, research and clinical diagnostic assays and fine chemicals, which are the Company’s primary products sold to customers. Revenue from the sale of the Company’s products, including shipping fees, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectability is reasonably assured. Revenue from sales to distributors of the Company’s products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. The Company’s mix of product sales are substantially at risk to market conditions and demand, which may change at anytime.

License Revenue

License arrangements may consist of non-refundable upfront license fees, exclusive licensed rights to patented or patent pending technology, and various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

Non-refundable, up-front fees that are not contingent on any future performance by the Company, and require no consequential continuing involvement on its part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered  The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company has continuing involvement through research and development services that are required because the Company’s know-how and expertise related to the technology is proprietary to the Company, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
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

Stock-Based Compensation

Management implemented SFAS 123R effective January 1, 2006, using the modified prospective application method. Under the modified prospective application method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite service is rendered on or after January 1, 2006.  The compensation cost for awards issued prior to January 1, 2006 attributed to services performed in years after January 1, 2006 uses the attribution method applied prior to January 1, 2006 according to SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued.  The Company recognized $0 and $76,000 in share-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.

The Company issued 0 and 30,000 stock options to employees and directors during the three months ended March 31, 2008 and 2007, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2007: expected volatility of 176%; average risk-free interest rate of 5.0%; initial expected life of 4.45 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.

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

        Stock options issued to non-employees as consideration for services provided to the Company have been accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation expense be recognized for all such options.  The company recognized in share-based compensation expense for non-employees of $97,000 and $152,000 for the three months ended March 31, 2008 and 2007, respectively.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the three months ended March 31, 2008 and 2007, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.

Recent Accounting Pronouncements
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company’s Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 liabilities consist of two liabilities arising from the issuance of a convertible debenture in 2006 and in accordance with EITF 00-19: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured on a quarterly basis. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

   The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2008.

Description	Level 1	Level 2	Level 3

Assets
Cash equivalents	$621,000	$-	$-
Liabilities
Warrant liability	-	668,000	-
Accrued derivative liability	-	60,000	-

  The Company has not applied the provisions of SFAS No. 157 to non-financial assets and liabilities that are of a nonrecurring nature in accordance with FASB Staff Position (FSP) Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of application of SFAS 157 to non-financial assets and liabilies that are of a nonrecurring nature until January 1, 2009. FSP 157-2 will not have a material effect on the Company’s financial position, results of operations and cash flows.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Note 2 – Inventories

The Company states its inventories at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The physical count of inventory takes place at the end of the year, and the Company makes estimates of inventory at interim dates. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at March 31, 2008 and December 31, 2007. Below is a summary of inventory at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Raw materials	$129,000	$129,000
Work in process	174,000	174,000
Finished goods	203,000	217,000
	$506,000	$520,000

Note 3 – Debt

Convertible Debentures

On October 25, 2006, the Company entered into a securities purchase agreement (“purchase agreement”) with four accredited investors (the “purchasers”). In conjunction with the signing of the purchase agreement, the Company issued secured convertible debentures (“debentures”) and Series A, B, C, D, and E common stock warrants (“warrants”) to the purchasers.

Pursuant to the terms of the purchase agreement, the Company issued the debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The debentures were subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The debentures mature on October 25, 2008, but may be prepaid by the Company at any time provided that the common stock issuable upon conversion and exercise of the warrants is covered by an effective registration statement. The debentures are convertible, at the option of the purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision. Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “monthly redemption amounts”). The monthly redemption amounts can be paid in cash or in shares, subject to certain restrictions. If the Company chooses to make any monthly redemption amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the monthly redemption amount.  The Company was not allowed to make its monthly redemption payments in shares due to contractual restrictions on its ability to do so. The Company has not made the required monthly cash redemption amounts and as of May 1, 2008, the Company was in default and was 16 months behind on these payments.  Pursuant to the provisions of the secured convertible debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If the Company fails to make such payment in full, the purchasers have the right sell substantially all of the Company’s assets pursuant to their security interest to satisfy any such unpaid balance.  The monthly redemption amount is approximately $85,000 per month.  As of about March 31, 2008, the Company would have to issue approximately 11,856,077 shares of common stock to satisfy the monthly redemption amount in arrears in an amount of $1,271,000 and unpaid interest of $133,000, for a total of approximately $1,404,000 in arrears.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

    Pursuant to the debentures, the Company agreed that it will not incur additional indebtedness for borrowed money. The Company also agreed that it will not pledge, grant or convey any new liens on its assets. The obligation to pay all unpaid principal will be accelerated upon an event of default, including upon failure to perform its obligations under the debenture covenants, failure to make required payments, default on any of the transaction documents or any other material agreement, lease, document or instrument to which the Company is obligated, the bankruptcy of the Company or related events. The purchasers have a right of first refusal to participate in up to 100% of any future financing undertaken by the Company until the later of the date that the debentures are no longer outstanding and the one year anniversary of the effective date of the registration statement. The Company was restricted from issuing shares of common stock or instruments convertible into common stock for 90 days after the effective date of the registration statement with certain exceptions. The Company is also prohibited from effecting any subsequent financing involving a variable rate transaction until such time as no purchaser holds any of the debentures. In addition, until such time as any purchaser holds any of the securities issued in the debenture transaction, if the Company issues or sells any common stock or instruments convertible into common stock which a purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the transaction documents, the Company is obligated to amend the terms of the transaction documents to such purchaser the benefit of such better terms. The Company may prepay the entire outstanding principal amount of the debentures, plus accrued interest and other amounts payable, at its option at any time without penalty, provided that a registration statement is available for the resale of shares underlying the debentures and warrants, as more fully described in the debentures. The purpose of this debenture transaction was to provide the corporation with intermediate term financing as it seeks longer term financing.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $690,000 and $2,334,000, respectively.  The first $1,350,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the convertible debenture.

At March 31, 2008, the Company determined the fair value of the beneficial conversion feature and the warrants was $60,000 and $668,000, respectively. The fair value was calculated using the Black-Scholes model using the following assumptions: discount rate of 3.0%, volatility of 127%; dividend yield of 0% and expected term of one to five years.  The aggregate increase in fair value of these two liabilities from December 31, 2007 to March 31, 2008 of $395,000 is shown as other expense in the accompanying consolidated statements of operations for the three months ended March 31, 2008. The fair value of beneficial conversion feature and the warrants will be determined at each balance sheet date with the change from the prior period being reported as other income (expense).

Note 4 – Stockholders’ Equity

On January 8, 2008, the Company entered into an agreement with Richardson & Patel LLP (“the Firm”), whereby the Company provided the option to the Firm to convert, at their election, the unpaid balance of $190,434 in invoices due as of October 31, 2007, or a portion thereof of the unpaid balance. The initial conversion price will be $0.385 per share, which conversion price is subject to adjustment based on certain terms. The conversion price will be reduced (but not increased) to the greater of: (i) the lowest conversion price per share under the Bristol Debentures, (ii) $0.10 per share, or (iii) the lowest price per share of common stock offered by the Company in a bona fide financing transaction; provided however, that (i) above shall only apply so long as the Bristol Debentures are issued and outstanding. Further, in connection with this agreement, the Company issued to the Firm a 5-year warrant to purchase up to 879,121 shares of common stock of the Company at an initial exercise price of $0.385 per share, which conversion price is also subject to adjustment based on certain terms. The conversion price will be reduced (but not increased) to the greater of: (i) the highest exercise price per share under the Bristol Warrants or the Fagan Warrant, (ii) $0.10 per share, or (iii) the lowest price per share of common stock offered by the Company in a bona fide financing transaction; provided however, that (i) above shall only apply so long as either the Bristol Warrants or the Fagan Warrant remain issued and outstanding. At January 8, 2008, the Company determined the fair value of the warrants was $31,000, and recorded the amount as legal expenses incurred during the three months ended March 31, 2008 in the accompanying consolidated statements of operations. The value of the warrants was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3%, volatility of 121% and expected term of two years.

In addition to the warrants issued, the Company issued to the Firm a 5-year option to four individuals of the Firm to purchase up to a total of 1,025,217 shares of common stock of the Company at an initial exercise price of $0.385 per share, as adjusted pursuant to the same terms as aforementioned the warrant issue. The option expense incurred in the three months ended March 31, 2008 related to these options was $51,000. The value of the warrants was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3%, volatility of 121% and expected term of two years.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Note 5 – Stock Options and Warrants

Stock Options

           Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2007	5,280,272	$0.32
Granted	1,025,217	0.39
Forfeited	(128,000)	0.35
Exercised	-	-
Outstanding as of March 31, 2008	6,177,489	$0.27

Warrants

Following is a summary of the warrant activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2007	31,562,895	$0.54
Granted	879,121	0.39
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2008	32,442,016	$0.54

Note 6 – Supplemental Cash Flow Disclosures

The Company recognized non-cash compensation expense of $82,000 and $152,000 related to the issuance and vesting of stock options issued to consultants in the three months ended March 31, 2008 and 2007, respectively.  The Company recognized non-cash compensation expense of $15,000 and $76,000 related to the issuance and vesting of stock options issued to employees in the three months ended March 31, 2008 and 2007, respectively.  Cash interest paid was $0 in the three months ended March 31, 2008 and 2007.

Note 7 – Subsequent Event

On April 9, 2008, the Company received a demand letter on behalf of Bristol Investment Fund, Ltd, demanding immediate payment of all amounts in default under the convertible debenture agreement dated October 25, 2006 as described in Note 3 above.  The Company is in active discussions with this investor regarding ways to have the notice of default withdrawn and/or have the default cured.

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

We presently derive our revenues primarily from sales of research diagnostic reagents and assays to medical research laboratories. Our diagnostic products include approximately 45 research reagents and 26 assays to measure markers of oxidative and nitrosative stress.     We hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is L-Ergothioneine, a potent antioxidant produced by OXIS, that may be appropriate for sale over-the-counter as a dietary supplement.  In September 2005 we acquired a 51% interest in BioCheck and in the third quarter of 2007 we purchased an additional 2% of BioCheck shares and have the option to purchase the remaining 47% of BioCheck, Inc.  OXIS does not have access to the funds held by BioCheck as BioCheck is not a wholly owned subsidiary.  The cash held by the OXIS parent company of $124,000 at March 31, 2008 is not sufficient to sustain our operations through the second quarter of 2008.

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

We had a net loss of $1,094,000 and $774,000 for the three months ended March 31, 2008 and 2007, respectively.  The net loss in the first three months of 2008 was primarily affected by non-cash expense relating to increase in warrant and derivative liabilities of $395,000, as well as interest expense associated with notes payable of $257,000. The net loss in the first three months of 2007 was primarily attributable to interest expense on notes payable of $241,000 and other operating expenses.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $70,942,000 through March 31, 2008. On a consolidated basis, we had cash and cash equivalents of $1,068,000 at March 31, 2008 of which $944,000 was held by BioCheck. Since BioCheck has been and is expected to continue to be cash flow positive, management believes that BioCheck’s cash will be sufficient to sustain its operating activities, however, OXIS does not have access to the funds held by BioCheck as BioCheck is not a wholly owned subsidiary.  In February 2008, we received $150,000 from BioCheck for reimbursement of management, market research, sales efforts, accounting fees and general corporate expenses incurred on their behalf.  The cash held by the OXIS parent company was $124,000 at March 31, 2008.  We will need to seek additional loan and/or equity financing to pay for basic operating costs, or to expand operations, implement our marketing campaign, or hire additional personnel.  During 2007, we purchased an additional 2% of Bio Check shares for $132,000.  Additionally, we may decide to acquire the remaining 47% of BioCheck that we currently do not own, which would require additional financing.  However, we may not successfully obtain debt or equity financing on terms acceptable to us, or at all, that will be sufficient to finance our operating costs in 2008 and our other goals.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

Results of Operations

The following table presents the changes in revenues from 2007 to 2008:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease) from 2007
Product Revenues	$1,484,000	$1,268,000	216,000
License Revenues	$44,000	123,000	(79,000)

    The increase in product revenues for the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to higher product sales from Biocheck.

The decrease in license revenues was attributable to the loss of a significant manufacturing contract.

Cost of Product Revenues

The following table presents the changes in cost of product revenues from 2007 to 2008:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease) from 2007
Cost of product revenues	$856,000	$729,000	$127,000

The change in cost of product revenues is attributable to the change in product sales.   Cost of product revenue as a percentage was 57.7% for the three months ended March 31, 2008 compared to 57.5% for the same period in 2007.  The change is not significant.

Gross profit was $672,000 and $662,000 for the three month period ended March 31, 2008 and 2007, respectively.  Gross profit as a percentage of revenues was 44.0% and 47.6% for the three months ended March 31, 2008 and 2007, respectively.  The decrease in gross profit percentage is due to the decrease in licensing revenues.

Research and development expenses

The following table presents the changes in research and development expenses from 2007 to 2008:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease) from 2007
Research and development expenses	$186,000	$173,000	$13,000

The increase in research and development expenses is primarily attributable to increased salaries and higher consulting expenses.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2007 to 2008:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease) from 2007
Selling, general and administrative expenses	$813,000	$941,000	$(128,000)

The decrease in selling, general and administrative expenses is primarily attributable to a decrease in non-cash compensation and a decrease in shareholder relations expenses.

Interest Income

Interest income was $8,000 and $25,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease is primarily due to the decrease in cash available for investment activities.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.

Interest Expense

Interest expense was $257,000 and $241,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase is due to the interest on the convertible debentures and the amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $1,068,000 at March 31, 2008, of which $944,000 was held by BioCheck.  The cash held by the OXIS parent company was $124,000 at March 31, 2008.  Cash used in operating activities was $72,000 during the three months ended March 31, 2008.  In February 2008, we received $150,000 from BioCheck for reimbursement of management, market research, sales efforts, accounting fees and general corporate expenses incurred on their behalf.  The cash held by the OXIS parent company of $124,000 at March 31, 2008, including the additional $150,000 received in 2008 from BioCheck, is not sufficient to sustain our operations through the second quarter of 2008.

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

On October 25, 2006, we completed a private placement of debentures and warrants under a securities purchase agreement with four accredited investors. In this financing we issued secured convertible debentures in an aggregate principal amount of $1,694,250 (referred to in this report as the “debentures”), and Series A, B, C, D, and E common stock warrants (referred to in this report as the “warrants”). We also provided the investors registration rights under a registration rights agreement, and a security interest in our assets under a security agreement to secure performance of our duties and obligations under the debentures. Under the warrants, the investors have the right to purchase an aggregate of approximately 14.5 million shares of our common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, and these exercise prices are adjustable according to a full ratchet anti-dilution provision, i.e., the exercise price may be adjusted downward in the event that we conduct a financing at a price per share below $0.35 or $0.385 per share, respectively. The Series D and E warrants are only exercisable pro rata subsequent to the exercise of the Series C warrants. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this report as the “conversion price”).  Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “monthly redemption amounts”).  The monthly redemption amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any monthly redemption amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the monthly redemption amount. The Company has not made the required monthly redemption amounts and is currently in default on these payments. We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the secured convertible debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The monthly redemption amount is approximately $85,000 and as of May 1, 2008 we were 16 months behind.  We would have to issue approximately 11,856,077 shares of common stock to satisfy the monthly redemption amount in arrears in an amount of $1,271,000 and unpaid interest of $133,000, for a total of approximately $1,404,000 in arrears.

Recent Accounting Pronouncements
On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Our Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Our Level 2 liabilities consist of two liabilities arising from the issuance of a convertible debenture in 2006 and in accordance with EITF 00-19: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured on a quarterly basis. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

   The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2008.

Description	Level 1	Level 2	Level 3

Assets
Cash equivalents	$621,000	$-	$-
Liabilities
Warrant liability	-	668,000	-
Accrued derivative liability	-	60,000	-

  We have not applied the provisions of SFAS No. 157 to non-financial assets and liabilities that are of a nonrecurring nature in accordance with FASB Staff Position (FSP) Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of application of SFAS 157 to non-financial assets and liabilies that are of a nonrecurring nature until January 1, 2009. FSP 157-2 will not have a material effect on our financial position, results of operations and cash flows.

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

Revenue Recognition

Product Revenue

We manufacture, or have manufactured on a contract basis, research and clinical diagnostic assays and fine chemicals, which are our primary products sold to customers. Revenue from the sale of our products, including shipping fees, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectability is reasonably assured. Revenue from sales to distributors of our products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. Our mix of product sales are substantially at risk to market conditions and demand, which may change at anytime.

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

Risk Factors

There have been no material changes from the disclosure provided in Part II, Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2007 under the title “Risk Factors”.

Item 3A(T).                                Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, relating to ineffective control environment and inadequate procedures for intangible impairment evaluation described in the 2007 Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There was no such change in our internal control over financial reporting because of the timing of the filing of Form 10-KSB in relation to the filing of the Form 10-QSB, there was insufficient time for us to implement any material changes in internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part I, Item 3 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of May 1, 2008 we were 16 months behind.  We would have to issue approximately 11,856,077 shares of common stock to satisfy the monthly redemption amount in arrears in an amount of $1,271,000 and unpaid interest of $133,000, for a total of approximately $1,404,000 in arrears.

On April 9, 2008, we received a demand letter on behalf of Bristol Investment Fund, Ltd, demanding immediate payment of all amounts in default under the convertible debenture agreement dated October 25, 2006 as described in Note 3 above.  We have been in active discussions with Bristol regarding ways to have the notice of default withdrawn and/or have the default cured.  No action has been taken by Bristol to enforce the default.  Until final agreement is reached on potential amendments to our agreements with the debenture holders, we cannot give any assurance that the debenture holders will continue to forbear from enforcing the terms applicable in the case of default.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oxis International, Inc.

May 20, 2008	By:	/s/ Marvin S. Hausman
Marvin S. Hausman Chief Executive Officer

May 20, 2008	By:	/s/ Marvin S. Hausman
Marvin S. Hausman Chief Financial Officer (Principal Financial and Accounting Officer)