Form 10-Q
period 2008-09-30
OXIS INTERNATIONAL INC
filed 2008-12-18
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

☐	For the transition period from to .

Commission File Number 0-8092

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
323 Vintage Park Drive, Suite B, Foster City, CA 94404 (Address of principal executive offices and zip code) (650) 212-2568 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                 Accelerated filer ☐
       Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At December 18, 2008, the issuer had outstanding the indicated number of shares of common stock:  46,850,809.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$31,000	$1,140,000
Accounts receivable, net	226,000	830,000
Inventory	63,000	520,000
Prepaid expenses and other current assets	15,000	129,000
Deferred tax assets	—	8,000
Total Current Assets	335,000	2,627,000
Property, plant and equipment, net	30,000	169,000
Patents, net	469,000	561,000
Goodwill and other assets, net	7,000	1,500,000
Total Other Assets	506,000	2,230,000
TOTAL ASSETS	$841,000	$4,857,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$959,000	$1,034,000
Accrued expenses	1,139,000	1,039,000
Warrant liability	164,000	244,000
Accrued derivative liability	—	89,000
Convertible debentures, net of discounts of $0 and $552,000	2,143,000	797,000
Total Current Liabilities	4,405,000	3,203,000
Long-term deferred taxes	—	25,000
Total Liabilities	4,405,000	3,228,000
Minority interest	—	866,000
Stockholders’ Equity (Deficit):
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series B - 0 and 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively (aggregate liquidation preference of $1,000)	—	—
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,000	1,000
Common stock - $0.001 par value; 150,000,000 shares authorized; 46,850,809 and 46,850,809 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	47,000	47,000
Additional paid-in capital	71,077,000	70,980,000
Accumulated deficit	(74,272,000)	(69,848,000)
Accumulated other comprehensive loss	(417,000)	(417,000)
Total Stockholders’ Equity (Deficit)	(3,564,000)	763,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$841,000	$4,857,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product revenues	$315,000	$1,473,000	3,160,000	$3,948,000
License revenues	—	48,000	159,000	777,000
TOTAL REVENUE	315,000	1,521,000	3,320,000	4,725,000
Cost of Product Revenue	392,000	741,000	1,987,000	2,243,000
Gross profit	(77,000)	780,000	1,333,000	2,482,000
Operating Expenses:
Research and development	(34,000)	158,000	240,000	525,000
Selling, general and administrative	383,000	852,000	1,548,000	2,234,000
Total operating expenses	349,000	1,010,000	1,788,000	2,759,000
Income (Loss) from Operations	(426,000)	(230,000)	(455,000)	(277,000)
Other Income (expenses): Loss on disposition of asset	150,000	—	(2,723,000)	—
Interest income	—	13,000	12,000	38,000
Other income	—	11,000	28,000	44,000
Change in value of warrant and derivative liabilities	565,000	492,000	169,000	1,609,000
Interest expense	(1,086,000)	(257,000)	(1,597,000)	(757,000)
Total Other Income (Expense)	(371,000)	259,000	(4,111,000)	934,000
Loss before minority interest and provision for income taxes	797,000	29,000	4,566,000	657,000
Minority Interest in Subsidiary	—	(63,000)	(222,000)	(197,000)
Income (loss) before provision for income taxes	(797,000)	(34,000)	(4,344,000)	460,000
Provision for income taxes	—	86,000	80,000	269,000
Net income (loss)	(797,000)	$(120,000)	$(4,424,000)	$191,000
Earnings (Loss) Per Share
Basic	$(0.02)	$0.00	$(0.09)	$0.00
Diluted	$(0.02)	$0.00	$(0.09)	$0.00
Weighted Average Shares Outstanding
Basic	46,850,809	45,840,882	46,850,809	44,970,089
Diluted	46,850,809	45,840,882	46,850,809	45,281,971

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2008

							Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2007	96,230	$1,000	46,850,809	$47,000	$70,980,000	$(69,848,000)	$(417,000)	$763,000
Stock compensation expense for
options issued to non-employees					82,000			82,000
Stock compensation expense for
options issued to employees					15,000			15,000
Net income						(4,424,000)		(4,424,000)
Balance, September 30, 2008	96,230	$1,000	46,850,809	$47,000	$71,077,000	$(74,272,000)	$(417,000)	$(3,564,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

	Nine months Ended September 30,
	2008 (unaudited)	2007 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,424,000)	$191,000
Adjustments to reconcile net loss to net cash used in operating activities: Loss on disposition of asset	2,723,000	—
Depreciation of property, plant and equipment	25,000	54,000
Amortization of intangible assets	66,000	115,000
Common stock issued to vendor for accounts payable	—	326,000
Stock compensation expense for options and warrants issued to employees and non-employees	97,000	—
Amortization of debt discounts	552,000	504,000
Change in value of warrant and derivative liabilities	(169,000)	(1,609,000)
Minority interest in subsidiary	222,000	198,000
Default costs on convertible debt	508,000	—
Changes in operating assets and liabilities:
Accounts receivable	(205,000)	(100,000)
Inventory	187,000	85,000
Prepaid expense and other current assets	83,000	24,000
Accounts payable	61,000	201,000
Accrued expenses	224,000	277,000
Accounts payable to related party	—	13,000
Net cash used in operating activities	(50,000)	109,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash lost in connection with disposition of asset	(1,059,000)	—

Payment for acquisition of additional interest in subsidiary	—	(132,000)
Proceeds from restricted certificate of deposit	—	3,060,000
Capital expenditures	—	—
Increase in patents	—	(94,000)
Net cash provided by investing activities	(1,059,000)	2,834,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		500,000
Repayment of short-term borrowings	—	(3,060,000)
Net cash provided by financing activities	—	(2,560,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,109,000)	383,000
CASH AND CASH EQUIVALENTS - Beginning of period	1,140,000	1,208,000
CASH AND CASH EQUIVALENTS - End of period	$31,000	$1,591,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 1 -- The Company and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by Oxis International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 11, 2008.  The results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $74,272,000 through September 30, 2008.  On a consolidated basis, the Company had cash and cash equivalents of $31,000 at September 30, 2008. The Company will need to seek additional loan and/or equity financing to pay for basic operating costs, or to expand operations, implement its marketing campaign, or hire additional personnel.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

Stock-Based Compensation

Management implemented SFAS 123R effective January 1, 2006, using the modified prospective application method. Under the modified prospective application method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite service is rendered on or after January 1, 2006.  The compensation cost for awards issued prior to January 1, 2006 attributed to services performed in years after January 1, 2006 uses the attribution method applied prior to January 1, 2006 according to SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued.  The Company recognized $0 and $116,000 in share-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively.

The Company issued 0 and 55,000 stock options to employees and directors during the nine months ended September 30, 2008 and 2007, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2007: expected volatility of 176%; average risk-free interest rate of 5.0%; initial expected life of 4.45 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

Stock options issued to non-employees as consideration for services provided to the Company have been accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation expense be recognized for all such options.  The company recognized in share-based compensation expense for non-employees of $97,000 and $182,000 for the nine months ended September 30, 2008 and 2007, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the nine months ended September 30, 2008, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2008.

Description	Level 1	Level 2	Level 3

Assets
Cash equivalents	$31,000	$-	$-
Liabilities
Warrant liability	-	164,000	-

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

Note 2 -- Inventories

The Company states its inventories at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The physical count of inventory takes place at the end of the year, and the Company makes estimates of inventory at interim dates. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at September 30, 2008 and December 31, 2007. Below is a summary of inventory at September 30, 2008 and December 31, 2007.

	September 30, 2008 (unaudited)	December 31, 2007
Raw materials	$8,000	$129,000
Work in process	0	174,000
Finished goods	55,000	217,000
	$63,000	$520,000

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

Pursuant to the terms of the Purchase Agreement, the Company issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures were subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The Debentures mature on October 25, 2008, but may be prepaid by the Company at any time provided that the common stock issuable upon conversion and exercise of the Warrants is covered by an effective registration statement. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision. Pursuant to the terms of the Debentures, beginning on February 1, 2007, we began to amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If the Company chooses to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.  The Company was not allowed to make its monthly redemption payments in shares due to contractual restrictions on its ability to do so. The Company has not made the required cash Monthly Redemption Amounts and as of September 30, 2008, the Company was in default and was 20 months behind on these payments.  Pursuant to the provisions of the secured convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each Purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the Debenture plus accrued but unpaid liquidated damages and interest.  If the Company fails to make such payment in full, the Purchasers have the right to sell substantially all of the Company’s assets pursuant to their security interest to satisfy any such unpaid balance.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
SEPTEMBER 30, 2008
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

On June 19, 2008, the Company received a Notice of Disposition of Collateral from Bristol in which Bristol notified the Company that Bristol, acting as the agent for itself and the three other Purchasers, purchased certain assets held as collateral under the security agreement (referred to in this report as the “Security Agreement”).  Bristol purchased 111,025 shares of common stock of BioCheck, Inc., the Company’s majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares of the capital stock of OXIS Therapeutics, Inc., a wholly owned subsidiary of OXIS, for a credit bid of $10,000.  In December 2005, OXIS purchased the 111,025 shares of common stock of BioCheck, Inc. for $3,060,000.  After crediting the aggregate amount of $60,000 to the aggregate amount due under the Debentures, plus fees and charges due through June 19, 2008, Bristol notified the Company that the Company remains obligated to the Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008. As a result of the disposition of the collateral, the Company recorded a net loss aggregating $2,723,000.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

At September 30, 2008, the Company determined the fair value of the beneficial conversion feature and the warrants was $0 and $164,000, respectively. The fair value was calculated using the Black-Scholes model using the following assumptions: discount rate of 3.0%, volatility of 127%; dividend yield of 0% and expected term of one to five years.  The aggregate increase in fair value of these two liabilities from December 31, 2007 to September 30, 2008 of $169,000 is shown as other income in the accompanying consolidated statements of operations for the nine months ended September 30, 2008. The fair value of beneficial conversion feature and the warrants will be determined at each balance sheet date with the change from the prior period being reported as other income (expense).

Note 4 -- Stockholders’ Equity

On January 8, 2008, the Company entered into an agreement with Richardson & Patel LLP (“the Firm”), whereby the Company provided the option to the Firm to convert, at their election, the unpaid balance of $190,434 in invoices due as of October 31, 2007, or a portion thereof of the unpaid balance. The initial conversion price will be $0.385 per share, which conversion price is subject to adjustment based on certain terms. The conversion price will be reduced (but not increased) to the greater of: (i) the lowest conversion price per share under the Bristol Debentures, (ii) $0.10 per share, or (iii) the lowest price per share of common stock offered by the Company in a bona fide financing transaction; provided however, that (i) above shall only apply so long as the Bristol Debentures are issued and outstanding. Further, in connection with this agreement, the Company issued to the Firm a 5-year warrant to purchase up to 879,121 shares of common stock of the Company at an initial exercise price of $0.385 per share, which conversion price is also subject to adjustment based on certain terms. The conversion price will be reduced (but not increased) to the greater of: (i) the highest exercise price per share under the Bristol Warrants or the Fagan Warrant, (ii) $0.10 per share, or (iii) the lowest price per share of common stock offered by the Company in a bona fide financing transaction; provided however, that (i) above shall only apply so long as either the Bristol Warrants or the Fagan Warrant remain issued and outstanding. At January 8, 2008, the Company determined the fair value of the warrants was $31,000, and recorded the amount as legal expenses incurred during the nine months ended September 30, 2008 in the accompanying consolidated statements of operations. The value of the warrants was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3%, volatility of 121% and expected term of two years.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In addition to the warrants issued, the Company issued to the Firm a 5-year option to four individuals of the Firm to purchase up to a total of 1,025,217 shares of common stock of the Company at an initial exercise price of $0.385 per share, as adjusted pursuant to the same terms as aforementioned the warrant issue. The option expense incurred in the nine months ended September 30, 2008 related to these options was $51,000. The value of the warrants was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3%, volatility of 121% and expected term of two years.

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2007	5,280,272	$0.32
Granted	1,025,217	0.39
Forfeited	(900,940)	0.32
Exercised	-	-
Outstanding as of September 30, 2008	5,404,549	$0.36

Warrants

Following is a summary of the warrant activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2007	31,562,895	$0.54
Granted	879,121	0.39
Forfeited	-	-
Exercised	-	-
Outstanding as of September 30, 2008	32,442,016	$0.54

Note 6 -- Supplemental Cash Flow Disclosures

The Company recognized non-cash compensation expense of $82,000 and $182,000 related to the issuance and vesting of stock options issued to consultants in the nine months ended September 30, 2008 and 2007, respectively.  The Company recognized non-cash compensation expense of $15,000 and $144,000 related to the issuance and vesting of stock options issued to employees in the nine months ended September 30, 2008 and 2007, respectively.  No cash interest was paid in the nine months ended September 30, 2008 and 2007.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 7 -- Subsequent Events

On December 4, 2008, the Company entered into and closed an Agreement with Bristol Investment Fund, Ltd. ("Bristol") pursuant to which Bristol agreed to cancel the debt payable by the Company to Bristol in the amount of approximately $20,000 in consideration of the Company issuing Bristol 25,000 shares of Series E Convertible Preferred Stock, which such shares carry a stated value equal to $1.00 per share (the "Series E Stock").

The Series E Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price equal to the lesser of $.01 or 60% of the average of the three lowest trading prices occurring at any time during the 20 trading days preceding the conversion. The Series E Stock shall have voting rights on an as converted basis multiplied by 10.

      In the event of any liquidation or winding up of the Company, the holders of Series E Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

         The Series E Stock restricts the ability of the holder to convert the Series E Stock and receive shares of the Company's common stock such that the number of shares of the Company common stock held by Bristol and its affiliates after such conversion does not exceed 4.9% of the Company's then issued and outstanding shares of common stock. The Series E Stock was offered and sold to Bristol in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Bristol is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

      On December 11, 2008, the Company entered into and closed an Asset Purchase Agreement (the “Assay Agreement”) with Percipio Biosciences, Inc. (“Percipio”) pursuant to which Company agreed to sell certain assets of the Company’s assay business division including certain account receivables, patents and trademarks (the “Assay Assets”).  The Assay Assets do not include any rights, title, and interest related to the Company’s ability to market and sell nutraceutical or therapeutic products, such as with, but not limited to, the sale of ergothioneine or superoxide dismutase as a nutraceutical or therapeutic product.  In consideration of the Assay Assets, Percipio provided the Company with a 6% secured promissory note (the “Percipio Note”) in the principal amount of $250,000.  On the sixth month anniversary of the Percipio Note, Percipio is required to begin making payments of 1/30th of the Percipio Note which in no event will be less than 40% of Percipio’s quarterly income.  If certain of the account receivables acquired by Percipio from the Company remain uncollected after 90 days, then the amount of the Percipio Note shall be reduced.

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

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

The following discussion should be read in conjunction with the consolidated financial statements and the notes included in this report on Form 10-Q.

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

We presently derive our revenues primarily from sales of research diagnostic reagents and assays to medical research laboratories. Our diagnostic products include approximately 45 research reagents and 26 assays to measure markers of oxidative and nitrosative stress.  We hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is L-Ergothioneine, a potent antioxidant produced by OXIS that may be appropriate for sale over-the-counter as a dietary supplement.  Our cash holdings of $31,000 at September 30, 2008 are not sufficient to sustain our operations through the fourth quarter of 2008.

We had a net loss of $797,000 and $4,424,000 compared to a net loss of $120,000 and net income of $191,000 for the three months and nine months ended September 30, 2008 and 2007 respectively.  The net loss in the first nine months of 2008 was primarily affected by the loss on disposition of subsidiary of $2,723,000, as well as interest expense associated with notes payable of $1,597,000. Net income in 2007 was primarily affected by non-cash income relating to a decrease in warrant and derivative liabilities.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $3,564,000 through September 30, 2008. Our cash holdings were $31,000 at September 30, 2008.  We will need to seek additional loan and/or equity financing to pay for basic operating costs, or to expand operations, implement our marketing campaign, or hire additional personnel.  However, we may not successfully obtain debt or equity financing on terms acceptable to us, or at all, that will be sufficient to finance our operating costs in 2008 and our other goals.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

Recent Developments

Disposition of Assets

On October 25, 2006, we completed a private placement of debentures and warrants under a securities purchase agreement (referred to in this report as the “Purchase Agreement”) with four accredited investors (referred to in this report as the “Purchasers”). In this financing we issued secured convertible debentures in an aggregate principal amount of $1,694,250 (referred to in this report as the “Debentures”), and Series A, B, C, D, and E common stock warrants (referred to in this report as the “Warrants”). We also provided the investors registration rights under a registration rights agreement and a security interest in our assets under a security agreement (referred to in this report as the “Security Agreement”) to secure performance of our duties and obligations under the debentures. Under the warrants, the investors have the right to purchase an aggregate of approximately 14.5 million shares of our common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, and these exercise prices are adjustable according to a full ratchet anti-dilution provision, i.e., the exercise price may be adjusted downward in the event that we conduct a financing at a price per share below $0.35 or $0.385 per share, respectively. The Series D and E warrants are only exercisable pro rata subsequent to the exercise of the Series C warrants. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision.  Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”).  The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount. We were not allowed to make Monthly Redemption Amount payments in shares due to contractual restrictions on our ability to do so.  We have not made required cash monthly redemption payments and are currently in default.  Pursuant to the provisions of the secured convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each Purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the Purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of September 30, 2008 we were 20 months behind.

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

On June 19, 2008, we received a Notice of Disposition of Collateral from Bristol in which Bristol notified us that Bristol, acting as the agent for itself and the three other Purchasers, purchased certain assets held as collateral under the Security Agreement.  Bristol purchased 111,025 shares of common stock of BioCheck, Inc., our majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares of the capital stock of OXIS Therapeutics, Inc., our wholly owned subsidiary, for a credit bid of $10,000.  In December 2005, we purchased the 111,025 shares of common stock of BioCheck, Inc. for $3,060,000.  After crediting the aggregate amount of $60,000 to the aggregate amount due under the Debentures, plus fees and charges due through June 19, 2008, Bristol notified us that we remain obligated to the Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008.

Departure of Officers and Directors

On June 20, 2008, the following officers resigned their officer positions with OXIS:  Marvin S. Hausman, M.D. resigned as Chief Executive Officer, President and interim Chief Financial Officer effective August 20, 2008, Gary M. Post resigned as Chief Operating Officer immediately, and S. Colin Neill resigned as Secretary immediately.  As a result of Mr. Post’s resignation, the Company terminated Mr. Post’s consulting agreement for breach of contract.

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

Appointment of Directors and Officers

On June 27, 2008 our board of directors appointed Maurice Ian Spitz as a member of the board of directors, effective immediately, to serve until the next annual meeting of stockholders.

On July 11, 2008 our board of directors appointed William John Reininger as a member of the board of directors, effective immediately, to serve until the next annual meeting of stockholders.

On July 30, 2008, our board of directors appointed Maurice Ian Spitz as President and Acting Chief Executive Officer.

Results of Operations

The following table presents the changes in revenues from 2007 to 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Decrease from 2007	2008	2007	Decrease from 2007
Product revenues	$315,000	$1,473,000	$1,158,000	$3,160,000	$3,948,000	$788,000
License revenues	$0	$48,000	$48,000	$159,000	$777,000	$618,000

The increase in product revenues for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to higher product sales from Biocheck.

The decrease in license revenues was attributable to the loss of a significant manufacturing contract.

Cost of Product Revenues

The following table presents the changes in cost of product revenues from 2007 to 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Decrease from 2007	2008	2007	Decrease from 2007
Cost of product revenues	$392,000	$741,000	$349,000	$1,987,000	$2,243,000	$256,000

The change in cost of product revenues is attributable to the change in product sales.  Cost of product revenue as a percentage of product revenues was (100.24)% and 59.8%, compared to 48.7% and 47.5% for the three months and nine months ended September 30, 2008 and 2007, respectively.  The change was as a direct result of write down of inventory.

Gross profit was $(77,000) and $1,333,000 compared to $780,000 and $2,482,000 for the three months and nine months ended September 30, 2008 and 2007, respectively.  Gross profit as a percentage of revenues was (24.4)% and 40.2% compared to 51.3% and 52.6% for the three months and nine months ended September 30, 2008 and 2007, respectively.  The decrease in gross profit percentage is due to the decrease in licensing revenues as well as a write down of inventory.

Research and development expenses

The following table presents the changes in research and development expenses from 2007 to 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Decrease from 2007	2008	2007	Decrease from 2007
Research and development expenses	$(34,000)	$158,000	$192,000	$240,000	$525,000	$285,000

The decrease in research and development expenses is primarily attributable to increased salaries and higher consulting expenses.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2007 to 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Decrease from 2007	2008	2007	Decrease from 2007
Selling, general and administrative expenses	$383,000	$852,000	$469,000	$1,548,000	$2,234,000	$686,000

The decrease in selling, general and administrative expenses is primarily attributable to a decrease in non-cash compensation, a decrease in overhead, a reduction of salaried employees and a decrease in shareholder relations expenses.

Interest Income

Interest income was $0 and $12,000 compared to $13,000 and $38,000 for the three months and nine months ended September 30, 2008 and 2007, respectively.  The decrease is primarily due to the decrease in cash available for investment activities.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.

Interest Expense

Interest expense was $1,086,000 and $1,597,000 compared to $257,000 and $757,000 for the three months and nine months ended September 30, 2008 and 2007, respectively.  The increase is due to the interest on the convertible debentures and the amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $31,000 at September 30, 2008.  Cash used in operating activities was $50,000 during the nine months ended September 30, 2008.  In February 2008, we received $150,000 from BioCheck for reimbursement of management, market research, sales efforts, accounting fees and general corporate expenses incurred on their behalf.  Our cash holdings of $31,000 at September 30, 2008, including the additional $150,000 received in 2008 from BioCheck, are not sufficient to sustain our operations through the fourth quarter of 2008.The current rate of cash usage raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern we are seeking additional equity financing to obtain sufficient funds to sustain operations.  We plan to increase revenues by introducing new products.  However, we cannot provide assurance that we will successfully obtain equity or other financing, if any, sufficient to finance our goals or that we will increase product related revenues.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

On October 25, 2006, we completed a private placement of Debentures and Warrants under a securities purchase agreement with four accredited investors. In this financing we issued secured convertible Debentures in an aggregate principal amount of $1,694,250, and Series A, B, C, D, and E common stock Warrants. We also provided the investors registration rights under a registration rights agreement and a security interest in our assets under a security agreement to secure performance of our duties and obligations under the Debentures. Under the Warrants, the investors have the right to purchase an aggregate of approximately 14.5 million shares of our common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, and these exercise prices are adjustable according to a full ratchet anti-dilution provision, i.e., the exercise price may be adjusted downward in the event that we conduct a financing at a price per share below $0.35 or $0.385 per share, respectively. The Series D and E Warrants are only exercisable pro rata subsequent to the exercise of the Series C Warrants. The Debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The Debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision.  Pursuant to the terms of the Debentures, beginning on February 1, 2007, we began to amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date.  The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount. We have not made the required Monthly Redemption Amounts and is currently in default on these payments. We have not made required monthly redemption payments beginning on February 1, 2007 to Purchasers of Debentures issued in October 2006.  Pursuant to the provisions of the secured convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the Debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the Purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of September 30, 2008 we were 20 months behind.

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

On June 19, 2008, we received a Notice of Disposition of Collateral from Bristol in which Bristol notified us that Bristol, acting as the agent for itself and three other Purchasers, purchased certain assets held as collateral under the Security Agreement.  Bristol purchased 111,025 shares of common stock of BioCheck, Inc., our majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares of the capital stock of OXIS Therapeutics, Inc., our wholly owned subsidiary, for a credit bid of $10,000.  In December 2005, we purchased the 111,025 shares of common stock of BioCheck, Inc. for $3,060,000.  After crediting the aggregate amount of $60,000 to the aggregate amount due under the Debentures, plus fees and charges due through June 19, 2008, Bristol notified us that we remain obligated to the Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008.

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at September 30, 2008.

Description	Level 1	Level 2	Level 3

Assets
Cash equivalents	$31,000		-
Liabilities
Warrant liability	-	$164,000	-

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As the Company is a Smaller Reporting Company, the Company is not required to include disclosure pursuant to this Item.

Item 4T.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Evaluating Officers, to allow timely decisions regarding required disclosures.  Based on that evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, relating to ineffective control environment and inadequate procedures for intangible impairment evaluation described in the 2007 Annual Report on Form 10-KSB, our Evaluating Officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2008.  Further, it has come to the attention of the Evaluating Officers that a former executive officer of the Company was maintaining a checking account on behalf of the Company and such account, was not consolidated with our financial results.  Although the amounts in the checking account were immaterial, the Evaluating Officers have determined that this is a further material weakness.

Except as set forth above, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part I, Item 3 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 1A.  Risk Factors

         As the Company is a Smaller Reporting Company, the Company is not required to include disclosure pursuant to this Item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

We have not made required monthly redemption payments beginning on February 1, 2007 to Purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the Purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of September 30, 2008 we were 20 months behind.

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

On June 19, 2008, we received a Notice of Disposition of Collateral from Bristol in which Bristol notified us that Bristol purchased 111,025 shares of common stock of BioCheck, Inc., our majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares of the capital stock of OXIS Therapeutics, Inc., our wholly owned subsidiary, for a credit bid of $10,000.  After crediting the aggregate amount of $60,000 to the aggregate amount due under the Debentures, plus fees and charges due through June 19, 2008, Bristol notified us that we remain obligated to the Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information.

  On June 20, 2008, the following officers resigned their officer positions with the Company:

•	Marvin S. Hausman, M.D. resigned as Chief Executive Officer, President and interim Chief Financial Officer effective August 20, 2008,
•	Gary M. Post resigned as Chief Operating Officer, and
•	S. Colin Neill resigned as Secretary.

  As a result of Mr. Post’s resignation, the Company terminated Mr. Post’s consulting agreement for breach of contract.

  Also on June 20, 2008, the following members of the board of directors resigned their board positions with the Company effective immediately:

•	S. Colin Neill resigned as a member of the board of directors of the Company, and
•	John Repine, M.D., also resigned his position as a member of the board of directors of the Company.

    On June 27, 2008 the board of directors of the Company appointed Maurice Ian Spitz as a member of the board of directors, effective immediately, to serve until the next annual meeting of stockholders.

    On July 11, 2008 the board of directors of the Company appointed William John Reininger as a member of the board of directors, effective immediately, to serve until the next annual meeting of stockholders.

    On July 30, 2008, the board of directors of the Company appointed Maurice Ian Spitz to the positions of President and Acting Chief Executive Officer.

On September 4, 2008, Marvin S. Hausman resigned as a director of the Company

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

Oxis International, Inc.

December 18, 2008	By:	/s/ Maurice Spitz
Maurice Spitz President and Acting Chief Executive Officer

December 18, 2008	By:	/s/ Maurice Spitz
Maurice Spitz Acting Principal Financial and Accounting Officer