Form 10-K
period 2008-12-31
OXIS INTERNATIONAL INC
filed 2009-09-25
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008

or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transaction period from              to

Commission file number: 0-8092

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-1620407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

468 N. Camden Dr., 2nd Floor, Beverly Hills, CA	90210
(Address of Principal Executive Offices)	(Zip Code)

(310) 860-5184
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer                     Accelerated filer 
 Non-accelerated filer  (do not check if a smaller reporting company)       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $800,000.

As of August 31, 2009, 46,850,809 shares of the registrant’s common stock, $.001 par value, were issued and outstanding.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “might,” “would,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans,” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Plan of Operation” sections of this report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the “Risk Factors” section and “Management’s Discussion and Analysis or Plan of Operation” section below, and other sections of this report.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this report on Form 10-K.

ITEM 1.                 BUSINESS

Corporate History

The corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California in 1965. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc.

On September 19, 2005, we entered into a stock purchase agreement with BioCheck, Inc., a privately held California corporation, (“BioCheck”), and its stockholders to purchase all of its common stock.  BioCheck is a producer of enzyme immunoassay diagnostic kits for clinical laboratories. In December 2005 we purchased 111,025 shares of common stock of BioCheck, Inc. (51% of the total outstanding shares) for $3,060,000, and in August 2007 we purchased an additional 4,186 shares (2% of total outstanding shares) for $131,726. On June 19, 2008, we received a Notice of Disposition of Collateral (“Disposition of Assets”) from Bristol Investment Fund, Ltd., (“Bristol”) in which they notified us that Bristol, acting as the agent for itself and three other debenture holders of certain Secured Convertible Debentures due October 25, 2008 in an aggregate principal amount of $1,694,250, purchased certain assets held as collateral under the Security Agreement dated October 25, 2006 entered into between us, Bristol and three other debenture holders.  Bristol purchased 111,025 shares of common stock of BioCheck on a credit bid of $50,000.  Subsequently, on October 1, 2008, Bristol purchased the remaining 2% of the BioCheck shares held by Oxis for $40,000.

As a result of internal strategic analysis begun in the second half of 2007, Oxis changed its business model significantly during 2008 to position the Company for better growth opportunities. Specifically, our review indicated that several of our now exited product lines and markets did not provide sufficient growth opportunities and/or were in business endeavors that we believed we could not adequately manage over the long term. As a result we exited certain product lines and businesses as described in more detail below and focused on one of our businesses product lines that we believe has the most potential

CURRENT BUSINESS

OXIS International, Inc. now focuses on the research, development and marketing of neutraceutical products in the field of oxidative stress reduction. These products are believed to have the potential to reduce the damage from free radicals and reactive oxygen species. Biological free radicals are the result of naturally occurring processes such as oxygen metabolism and inflammatory reactions. Free radicals react with key organic substances such as lipids, proteins and DNA. Oxidation of these biomolecules can damage them, disturbing normal functions and may contribute to a variety of disease states. Organ systems that are predisposed to oxidative stress and damage are the pulmonary system, the brain, the eye, circulatory system, and reproductive systems.

Many of our planned neutraceutical products include L-Ergothioneine (“ERGO”) as a component. We hold patents and patent applications for the protective effect of ERGO on mitochondria, the commercial preparation process and the neuroprotective effects of ERGO. Oxis believes that there is high potential to sell ERGO as a food supplement or in the form of tablets and is pursuing this avenue of sale and distribution of ERGO.  Accordingly, it is focusing its efforts in this direction.

ERGO is naturally occurring, water soluble, antioxidant amino acid molecule found in most animals and plants. It is considered one of the most potent biological antioxidants known.  ERGO neutralizes hydroxyl free radicals and hypochlorous acid, which are common products of immune and inflammatory responses in vivo.  This nutrient increases respiration and oxidation of fat, protects the mitochondria from damage due to environmental ultraviolet radiation and aids in the detoxification of the liver.  We have developed a patented method for producing commercial quantities of enantiomerically pure ERGO, which is analytically indistinguishable from the biological material.

We believe that our Ergothioneine compound is well suited for development as a nutraceutical supplement that can be sold over the counter in the human and possibly veterinary markets and we intend to pursue the development of Ergothioneine for use in such markets. We have outsourced the manufacturing of the raw material and we are working to expand this manufacturing capacity as well as reduce the cost of producing this product.

OXIS has sold low amounts of ERGO to selected commercial customers in past years and may continue or expand this practice in the future. These customers' uses included ERGO’s application as a potentially anti-aging component in skin care products sold by the cosmetics industry and to a customer for use in veterinary fertility.  We can give no assurances that sales of ERGO to this veterinary customer or cosmetics industry customers will continue, but we plan to continue efforts to complete such sales in additional to the larger planned focus on neutraceuticals for human use.

EXITED PRODUCT LINES

During 2007 and 2008 we derived most of our revenues primarily from sales of research diagnostic reagents and assays to medical research laboratories. Our products included approximately 45 research reagents and 26 assays to measure markers of oxidative stress.   We held the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound we retain now is L-Ergothioneine, a potent antioxidant produced by OXIS that we believe is appropriate for sale over-the-counter as a dietary supplement or “neutraceutical.”

Marketed Products

We developed, commercialized and marketed an extensive product line that provides several types of tools for researchers to identify and measure the balance between oxidative, nitrosative, antioxidant and inflammatory biomarkers in biological samples. We offered more than 70 research products for sale, including 26 research  assay test kits for markers of oxidative and nitrosative stress. We also marketed antibodies, enzymes and controls for use primarily in research laboratories. The antibodies provide detection of oxidative, nitrosative, antioxidant and inflammatory markers in some cases different from those measured by our assay test kits. The enzymes have been shown in early in vitro studies and preclinical animal studies to allow manipulation and control of oxidative biomarkers of protein and DNA, nitric oxide, antioxidant enzymes and inflammatory neutrophils.

In addition, we have marketed the antioxidant Ergothioneine to selected customers, including prominent industry leaders in the cosmetics industry. We plan to attempt to continue sales of ERGO to commercial customers as well as use them in our neutraceutical products

OXIS Research Assays Product Line

Our primary research assay product line was comprised of 26 assay test kits which measure key markers in free radical biochemistry for oxidative and nitrosative stress.  Specifically, these assays measure levels of general and specific antioxidant activity, oxidative alterations to lipid, protein and DNA substrates.  We along with BioCheck (see below) manufactured research assays under a Mutual Services Agreement between BioCheck and us that existed during the time we were in the research assay business which was all of 2007 and most of 2008.

Our research assay test kits utilized either chemical (colorimetric) or immunoenzymatic (EIA) reactions that can be read using laboratory spectrophotometers and/or microplate readers, respectively.  We believe our assays offered advantages over other laboratory methods, including ease of use, speed, specificity, accuracy and proprietary technology.  Our research assays for markers of oxidative stress were generally protected by trade secrets, and to some extent, patents.  Five U.S. patents and eight international patents have been issued with respect to these assays. The oxidative stress assays were sold under the registered trademark “Bioxytech.”  We also offered a few proprietary antioxidants and specialty chemicals but our product development focus and support was directed at assays, antibodies and enzymes in the area of oxidative and nitrosative stress.

We exited the Research Assay product line on December 11, 2008, when we entered into and closed an Asset Purchase Agreement with Percipio Biosciences, Inc., (“Percipio”), pursuant to which we agreed to sell most all of our assay business product line including certain account receivables, patents and trademarks (“Assay Assets”).  However, the Assay product line sold did not include any rights, title, and interest related to our marketing and sale of nutraceutical or therapeutic products, such as the sale of ergothioneine or superoxide dismutase.

Mutual Services Agreement with BioCheck

On June 23, 2006, we entered into a mutual services agreement with BioCheck pursuant to which OXIS and BioCheck would provide certain services to each other based on an hourly rate with an overhead surcharge. The services that BioCheck provided include assisting as requested  in manufacturing of our research assay test kits, assisting as requested  in packaging and shipping such research assay test kits to our customers, and undertaking research and development of certain new OXIS research assay test kits on a case-by-case basis to be agreed upon between the parties. We provided services to BioCheck, including marketing and sales and materials requirement and control systems.

The agreement was written such that it would terminate on December 6, 2009, or earlier upon mutual consent of the parties, upon 90 day prior written notice by either party, by either party if a monthly billing is unpaid after 60 days if a 15 day notice and opportunity to cure has been provided, or upon a material breach of the Agreement after 30 days’ notice and opportunity to cure the breach. As a result of our exiting the Research Assay product line via the sale of these assets to Percipio, this agreement terminated on December 11, 2008.

Marketing

We marketed products and technologies related to oxidative stress. Oxidative stress occurs as a result of an imbalance between damaging free-radicals and related molecules and their inactivation by antioxidants. Oxidative stress can cause tissue injury by triggering cell death or inciting a tissue-damaging inflammatory response.

During 2007 and 2008, we continued to market our research diagnostic assay products to professional scientists in academia, industry and government through our OXIS Research Catalog.  Our marketing program was centered on targeting medical, environmental and various industry audiences interested in oxidative and nitrosative stress.  Nitrosative stress occurs when the generation of reactive nitrogen species in a system exceeds the system’s ability to neutralize and eliminate them.  Primary vehicles for this marketing program include printed literature, the OXIS Research website and attendance at conferences targeting neuroscience, cancer, cardiac and nutritional researchers.

Our assays for markers of oxidative stress were sold directly by us and through a network of distributors to researchers primarily in the United States, Europe and the Pacific Rim.  We estimate that there are more than 10,000 scientists and clinicians who are working directly in research on free radical biochemistry, and who are potential customers for these research diagnostic assays.  We acted continually to strengthen our international distribution network by adding new distributors around the world. These distributors are primarily focused on sales of research products in the life science market. In 2007, 48 distributors accounted for approximately 42% of our total revenues, with similar results for 2008, a year for which detailed data of this type is not available.

Foreign Sales

During 2007 and 2008, approximately 64% of our sales of Research Assays came from foreign markets.  The largest foreign sales country was Japan in both 2008 and 2007. Korea, Canada, Poland and France were the next most active foreign markets for our assays. The remaining foreign sales were distributed among over 15 countries, with no one country accounting for more than 2.5% of total sales.

OXIS Therapeutic Compounds

Our therapeutic and nutraceutical product portfolio which we no longer own included four classes of antioxidant molecules: glutathione peroxidase mimics including BXT-51072 which were been out-licensed and discussed below concerning out licensed technology, lipid soluble antioxidants and superoxide dismutase (Palosein/Orgotein).

Lipid Soluble Antioxidants Patented Compound Group

Our lipid soluble antioxidant molecules that we no longer own were designed to mimic the activity of the body’s natural cell membrane-protecting antioxidant, vitamin E.  Molecules from this series are 20 to 40 fold more potent than vitamin E and have been shown to move into cell membranes much more quickly, making them more appropriate as drugs than the natural vitamin.  The primary disease targets for this series of molecules could include neurodegenerative diseases such as Alzheimer’s and Parkinson’s disease as well as cardiovascular diseases.

Out-Licensed Technology

Our lead therapeutic drug candidate during 2007 and 2008 was BXT-51072 (BXT), a low molecular weight oral drug that mimics the antioxidant enzyme known as glutathione peroxidase. BXT directly neutralizes hydrogen peroxide and appears to protect cells from peroxide mediated damage. It also inhibits nucleic transcription and prevents the activation of cytokines, adhesion molecules and inflammatory enzymes, which are all mediators of inflammation. We completed a Phase IIA clinical trial in inflammatory bowel disease with BXT-51072 in 1999. This Phase IIA trial was a multi-center, nonrandomized, open-label, two-arm study which assessed the safety, pharmacokinetics, and efficacy of BXT-51072; clinical results showed potential promise as a therapeutic agent in GI disease. Due to the lack of financial resources, we ceased further testing of BXT-51072 at that time until further funding could be obtained.

In September 2004, we entered into an Exclusive License and Supply Agreement relating to BXT-51072 and related compounds with HaptoGuard, Inc., a New York based biopharmaceutical company which has since been merged into Alteon Inc. (Alteon was later renamed Synvista Therapeutics, Inc. referred to herein as  “Synvista”. ) Under this agreement, we granted Alteon exclusive worldwide rights, in certain defined areas of cardiovascular indications, to develop, manufacture and market BXT-51072 and related compounds from our library of such antioxidant compounds. Under the license agreement, Alteon (as successor of Haptoguard) is responsible for worldwide product development programs with respect to the licensed compounds. We received an upfront license fee of $450,000, and Alteon is obligated to pay royalties on net sales of certain licensed products, and additional fees in excess of US $21 million for the achievement of development milestones as well as regulatory approvals. However, no further licensing, royalty or milestone payments will be realized by Oxis since: 1) the trials conducted by Alteon using our compounds were not successful and, 2) we no longer own these assets.

On April 2, 2007 we entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. pursuant to which we granted Alteon an exclusive, sole, worldwide license to develop, manufacture and market BXT-51072 and related compounds covered by certain patent rights, with the right to sublicense.  In July 2007, Alteon changed its name to Synvista Therapeutics, Inc.  This license agreement amends and supersedes the Exclusive License and Supply Agreement previously entered into between OXIS and HaptoGuard, Inc. (now part of Alteon) on September 28, 2004, as amended.  Under the new agreement, Alteon agreed to invest a minimum of $7.5 million over a three-year period following the effective date of the agreement, in its development program for the development, discovery and manufacture of licensed products based on the processes and compounds covered under the license.  Alteon’s lead compound under the previous license, ALT-2074 (formerly BXT 51072) was currently in a Phase 2 clinical study for cardiovascular indications and is one of a family of licensed compounds that are orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies.  Unlike the previous license agreement with HaptoGuard, in this Amended and Restated Exclusive License Agreement, the license was not limited in relation to particular clinical indications. Under the license agreement, Alteon was responsible for funding product development programs with respect to the licensed compounds. OXIS received a non-refundable up-front license fee of $500,000 and Alteon was obligated to pay royalties on net sales of licensed products, with certain adjustments under certain conditions, as well as additional fees for the achievement of certain development and regulatory approval milestones.   In addition, on August 3, 2007, Alteon purchased 2,083,333 shares of common stock at $0.24 per share resulting in net proceeds to us of $500,000.  Per terms of the agreements, Alteon was to control, prosecute and maintain all licensed patents and was responsible for all costs and expenses in connection with the filing, prosecution and maintenance of the licensed patents.

We had the right to terminate the license agreement if Alteon fails to pay us any required payments under the license agreement and such failure is not cured after written notice.  Alteon could terminate the agreement by providing us with 180 days’ written notice. Either party could terminate the agreement upon 30 days’ written notice upon certain events relating to the other party’s bankruptcy, insolvency, dissolution, winding up or assignment for the benefit of creditors, or upon the other party’s uncured breach of any material provision of the agreement. Otherwise, the license agreement terminates upon the expiration of the underlying patents relating to the licensed compounds, on a country by country basis.  However, no further licensing, royalty or milestone payments will be realized by Oxis since: 1) the trials conducted by Alteon using our compounds were not successful and, 2) we no longer own these assets.

BIOCHECK, INC.

On September 19, 2005, we entered into a stock purchase agreement with BioCheck and its stockholders to purchase all of its common stock for $6.0 million in cash. BioCheck is a leading producer of enzyme immunoassay diagnostic kits for clinical laboratories. In December 2005 we purchased 111,025 shares of common stock of BioCheck, Inc. (51% of the total outstanding shares) for $3,060,000, and in August 2007 we purchased an additional 4,186 shares (2% of total outstanding shares) for $131,726.

On June 19, 2008, we received a Notice of Disposition of Collateral (“Disposition of Assets”) from Bristol Investment Fund, Ltd., (“Bristol”) in which they notified us that Bristol, acting as the agent for itself and three other debenture holders of certain Secured Convertible Debentures due October 25, 2008 in an aggregate principal amount of $1,694,250, purchased certain assets held as collateral under the Security Agreement dated October 25, 2006 entered into between us, Bristol and three other debenture holders.  Bristol purchased 111,025 shares of common stock of BioCheck, Inc., our majority owned subsidiary, on a credit bid of $50,000.  Subsequently, on October 1, 2008, Bristol purchased the remaining 2% of the BioCheck shares held by Oxis for $40,000.

Patents and Trademarks

OXIS Patent Portfolio

We have been substantially dependent on our ability to obtain and maintain patents and proprietary rights for our marketed products and to avoid infringing the proprietary rights of others.  We had an extensive portfolio of patents for diagnostic assays and several series of small molecular weight molecules to detect, treat and monitor diseases associated with damage from free radicals and reactive oxygen species.  This portfolio provides opportunities to apply our technologies to a wide range of diseases and conditions of oxidative stress.

Patent coverage includes aspects of all four of our classes of small molecular weight antioxidant molecules. We continue to hold the patents and patent applications for the protective effect of Ergothioneine on mitochondria, the commercial preparation process and the neuroprotectant methods and compositions of Ergothioneine.   We have sublicensed to HaptoGuard, Inc. (now Synvista Thereapeutics) three patents and one patent application related to BXT-51072.  Our assays for markers of oxidative stress are generally protected by trade secrets, and to some extent, patents.  Five U.S. patents and eight international patents have been issued with respect to these assays.  The oxidative stress assays are sold under the registered trademark Bioxytech®.  Associated foreign patents have been issued in most cases and foreign patent applications have been filed associated with the listed patents and patent applications.

Below we have listed selected patents and patent applications some of which that related to now exited businesses and our retained on-going businesses.

OXIS Research Assay Patents – Sold in Asset Sale to Percipio

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

Selected Licensed BXT-51072 Patents – Not now owned by Oxis as part of the Disposition of Assets transaction

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

OXIS Ergothioneine Patents – Owned currently by Oxis that serve as a base for certain new products

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

Competition

There are many companies of various sizes that are participants in the worldwide clinical diagnostics and research assay and neutraceutical markets including manufacturers and marketers of instruments, immunoassays, rapid diagnostic tests and data analysis tools. Many of these companies have substantially greater assets and resources than Oxis. Competition in the clinical diagnostics market is intense with a few very large competitors and many smaller competitors in niche market segments, such as Oxis and BioCheck.

Government Regulation

In the United States, our previous owned Research Assay and products and manufacturing practices were not subject to regulation by the United States Food and Drug Administration, or FDA, pursuant to the Federal Food, Drug and Cosmetic Act.  However, development, manufacture and marketing of clinical diagnostic products such as the business of BioCheck and the development of therapeutic compounds for use as drugs for human use are regulated by the FDA. We believe that we were in compliance with all such regulations during the time frame in which we were in these product lines. .

 The Company’s neutraceuctical business is not regulated with respect to use of naturally occurring substances such as ERGO. However, the FDA does monitor and enforce against fraudulent marketing claims. We believe that we are in compliance with all guidelines with regarding the manufacturing, marketing and sales of our neutraceutical products.

Employees

As of December 31, 2008, we had no employees. All of the business of the Company was conducted by consultants who reported to the Board of Directors. One such consultant was our principal executive officer although he was not an employee. None of our employees during 2007 and 2008 were or are now currently subject to a collective bargaining agreement.  We believe our relationship with our employees is good, and we have never experienced an employee-related work stoppage.

ITEM 1A.                      RISK FACTORS

As the Company is a “Smaller Reporting Company”, the Company is not required to include disclosure pursuant to this Item.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

As the Company is a “Smaller Reporting Company”, the Company is not required to include disclosure pursuant to this Item.

ITEM 2.                      PROPERTIES

In 2008 we maintained a facility at 323 Vintage Park Drive, Suite B, Foster City, CA 94404, which also served as our corporate headquarters.  In March 2009 we relocated our offices to 468 North Camden Dr., 2nd Floor, Beverly Hills, CA 90210.  This office consists of approximately 400 square feet which we rent for $300 per month.  Future minimum payments for the year ending December 31, 2009 are $3,600.

ITEM 3.                      LEGAL PROCEEDINGS

AGI Dermatics

On September 17, 2007, the lawsuit initiated by Applied Genetics Incorporated Dermatics (“AGI”) against OXIS on or about April 13, 2007 was dismissed without prejudice by agreement of both parties.  The original complaint by AGI alleged that certain actions taken by OXIS to protect and enforce its patents have caused damage to AGI, and asserted claims of unfair competition, tortuous interference with prospective economic advantage and contractual relations.  The complaint also challenged the validity of one of OXIS’ patents.  OXIS subsequently counterclaimed alleging that AGI’s production, use and sale of L-ergothioneine infringes certain patents held by OXIS.  The parties have agreed to pursue mediation on the dispute, and subsequently arbitration if mediation proved unsuccessful. Pursuant to mediation conducted in December, 2007 and via subsequent discussions in 2008, AGI and Oxis reached a series of written understandings in principle with respect to assignment of certain patents to Oxis and a paid up license to AGI to use certain Oxis patents in the cosmetics field. However, these understandings were not fully documented and no agreement was signed.  On September 29, 2008 AGI was acquired by Estee Lauder Cos. Oxis has requested that Estee Lauder execute a Quitclaim Assignment quitclaiming any right to certain patents as per earlier understanding between AGI and the Company. As of this date, Estee Lauder has not responded to such request.  The Company intends to follow up with Estee Lauder in late September 2009.

Steven Guillen

On March 8, 2007, we entered into a Confidential Separation Agreement (dated February 12, 2007) with Steven T. Guillen, our former chief executive officer.  On October 16, 2006, Mr. Guillen filed the above referenced action alleging breach of contract, breach of the covenant of good faith and fair dealing, violation of Labor Code section 203 and wrongful termination.  On November 26, 2008, as a result of our limited resources and our inability to adequately defend ourselves, a judgment was entered against us in the amount of $87,000.  We have been in discussions with Mr. Guillen in an attempt to settle these matters.

Minitube of America

The Company received a letter dated June 12, 2009 from Minutube of America, Inc. (“MOA”) demanding the delivery of an order for L-Ergothioneine pursuant to an agreement entered between the Company and MOA dated May 12, 2008.  MOA has advised that if the agreement is not complied with then it will either seek specific performance or damages.  The Company has attempted to contact MOA but has not received a response.  The Company intends to follow up with MOA in order to settle the matter.

Hines Vaf No Cal Properties, L.P.

Hines Vaf No Cal Properties, L.P. (“Hines”) filed a verified complaint for breach of written contract (lease) with the Superior Court of California, County of San Mateo for failure to pay rent.  Hines is seeking damages in the amount of approximately $60,000 with interest of 10%, attorneys’ fees and costs of the suit.  The Company intends to respond to the complaint following the closing of the financing.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock during 2007, 2008 and the early part of 2009 was  traded in the Over-The-Counter Bulletin Board under the symbol “OXIS” and remains listed in France on the Nouveau Marché under the symbol OXI.F and in Germany on the Frankfurt Stock Exchange under the symbol OXI.DE.

On May 20, 2009, our stock was removed from quotation on the Over-the-Counter Bulletin Board due to delayed filings of documents with the Securities and Exchange Commission and lack of market markers required for Over-The-Counter Bulletin Board (“OTCBB”) status. As such, on May 20, 2009, our stock was quoted on the Pink Sheets under the symbol “OXIS”.  The Company is taking steps to regain OTCBB trading status, but there is no assurance of when, or if, this goal will be achieved.

The market represented by the Pink Sheets is limited and the price for our common stock quoted on the Pink Sheets is not necessarily a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported on the OTCBB for the fiscal years ended 2007 and 2008.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2007	First Quarter	$0.29	$0.20
	Second Quarter	$0.29	$0.15
	Third Quarter	$0.17	$0.10
	Fourth Quarter	$0.11	$0.07
Fiscal Year 2008	First Quarter	$0.13	$0.06
	Second Quarter	$0.13	$0.01
	Third Quarter	$0.05	$0.02
	Fourth Quarter	$0.07	$0.03

Stockholders

As of August 24, 2009, we had approximately 46,850,809 shares of common stock issued and outstanding which were held by approximately 1,050 stockholders of record, which total does not include stockholders who hold their shares in street name. The transfer agent for our common stock is ComputerShare, whose address is 250 Royall Street, Canton, Massachusetts 02021.

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

ITEM 6.	SELECTED FINANCIAL DATA

As the Company is a “Smaller Reporting Company”, the Company is not required to include disclosure pursuant to this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements based upon our current expectations and involves risks and uncertainties.  To the extent that the information presented in this report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking.  Such forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “might,” “would,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans,” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the cautionary statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.  When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below, and other sections of this report.

The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes.

Overview

OXIS International, Inc. is currently engaged in the development of neutraceutical products for sale to general consumers. This activity had minimal sales during 2008. Thus, most of the financial performance discussion relates to products and product lines not owned or engaged in by Oxis for much of 2008 and these operations are not a part of the on-going business into 2009.  As a result certain of the discussion relating to sales, operations and performance is not relevant in evaluating the future prospects for Oxis International.  However, this qualification does not apply to discussion relating to the financial condition of the Company.

  Before the divestiture of its Oxis Research Assays and the Disposition of Assets relating to certain therapeutic assets and BioCheck, the Company focused on the research and development of technologies and therapeutic products in the field of oxidative stress/inflammatory reaction, diseases that are associated with damage from free radicals and reactive oxygen species.

Biological free radicals are the result of naturally occurring processes such as oxygen metabolism and inflammatory reactions. Free radicals react with key organic substances such as lipids, proteins and DNA. Oxidation of these biomolecules can damage them, disturbing normal functions and may contribute to a variety of disease states. Organ systems that are predisposed to oxidative stress and damage are the pulmonary system, the brain, the eye, and the circulatory and reproductive systems.  A prime objective of OXIS was to use its broad portfolio of oxidative stress biomarkers to identify associations between reactive biomarker signals and various disease etiologies and conditions.

During 2007 and 2008 we primarily earned our revenues from sales of research diagnostic reagents and assays to medical research laboratories. Our diagnostic products included approximately 45 research reagents and 26 assays to measure markers of oxidative stress.    We hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is L-Ergothioneine, a potent antioxidant produced by OXIS we believe is appropriate for sale over-the-counter as a dietary supplement. The Company continues to pursuant the sales of neutraceuticals based on L-Ergo as part of its continuing strategy for the later part of 2008 and continuing into 2009.

Our formerly majority-held subsidiary, BioCheck, Inc. (which was sold in the Disposition of Assets to Bristol as earlier discussed and no longer owned by Oxis) is a leading producer of clinical diagnostic assays, including high quality enzyme immunoassay research services and immunoassay kits for cardiac and tumor markers, infectious diseases, thyroid function, steroids, and fertility hormones designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro (outside the body) diagnostic testing in clinical laboratories. BioCheck focused primarily on the immunoassay segment of the clinical diagnostics market. BioCheck offered over 40 clinical diagnostic assays manufactured in its 15,000 square-foot U.S. Food and Drug Administration (“FDA”) certified Good Manufacturing Practices (“GMP”) device-manufacturing facility in Foster City, California.

We incurred net losses of $5,006,000 in 2008 and generated net income of $471,000 in 2007.  The net loss in 2008 was primarily affected by the loss on disposition of a subsidiary of $2,978,000, as well as interest expense associated with notes payable of $1,657,000.  Net income in 2007 was primarily affected by non-cash income relating to a decrease in warrant and derivative liabilities.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $74,854,000 through December 31, 2008. Our cash holdings were $22,000 at December 31, 2008.  We will need to seek additional debt and/or equity financing to pay for basic operating costs, to expand operations, implement our marketing campaign, or hire additional personnel.  However, we may not successfully obtain debt or equity financing on terms acceptable to us, or at all, that will be sufficient to finance our operating costs in 2009 and our other goals.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

Recent Developments

Disposition of Assets

On October 25, 2006, we completed a private placement of debentures and warrants under a securities purchase agreement (referred to in this report as the “Purchase Agreement”) with four accredited investors (referred to in this report as the “Purchasers”). In this financing we issued secured convertible debentures in an aggregate principal amount of $1,694,250 (referred to in this report as the “Debentures”), and Series A, B, C, D, and E common stock warrants (referred to in this report as the “Warrants”). We also provided the investors registration rights under a registration rights agreement and a security interest in our assets under a security agreement (referred to in this report as the “Security Agreement”) to secure performance of our duties and obligations under the debentures. Under the warrants, the investors have the right to purchase an aggregate of approximately 14.5 million shares of our common stock, at initial exercise prices ranging from $0.35 to $0.385 per share, and these exercise prices are adjustable according to a full ratchet anti-dilution provision, i.e., the exercise price may be adjusted downward in the event that we conduct a financing at a price per share below $0.35 or $0.385 per share, respectively. The Series D and E warrants are only exercisable pro rata subsequent to the exercise of the Series C warrants. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision.  Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”).  The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount. We were not allowed to make Monthly Redemption Amount payments in shares due to contractual restrictions on our ability to do so which primarily related to our ability to create enough liquidity in our trading common shares.  We did have the financial capability to make and we did not make the make required cash monthly redemption payments. As a result, the Company went into default pursuant to the terms of the Debentures. .  According to the provisions of the secured convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each Purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the Purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount was approximately $85,000 and as of August 31, 2009 we were 31 months behind in payments. As discussed above, we did not have and currently do not have the financial capability to make the required payments.

On April 9, 2008 and April 28, 2008, we were sent demand letters from one of the Purchasers, Bristol Investment Fund, Ltd. (referred to in this report as “Bristol”) stating that we were in default under the Debentures due to lack of payment of required monthly principal installment payments starting in February 1, 2007.  At the time of the April 9, 2008 letter, we and Bristol were in active negotiations on a proposed financing transaction which would provide us an opportunity to resolve the existing default under the Debentures.   The proposed financing transaction was not accepted by all Purchasers and therefore was not executed.  In the April 28, 2008 letter, Bristol demanded that we provide them with a definitive plan of action to resolve the existing default within three business days. We informed Bristol and the other Purchasers that we were very actively engaged in the sale of our majority-owned subsidiary, BioCheck.  We notified the Purchasers that we retained the investment banking firm of Burrill & Co. (which specializes in life sciences) in 2008 to manage the sale of this asset and we advised Bristol and the other Purchasers that we were likely to receive multiple offers for this asset based on the results to that date of an intensive global sales process.  Bristol did not make any specific demands for other costs, expenses or liquidated damages to date.  On May 30, Cranshire Capital, LP (“Cranshire”), another Purchaser, sent a letter to us stating that we were in default on the Debentures and that Cranshire intended to seek all potential remedies.  In response to the default letters received from Bristol and Cranshire, our management had communicated our plan to pay all amounts due under the terms of the Debentures upon the sale of its 53% interest in BioCheck, Inc. and our research assay business prior to the maturity date of the Debentures on October 25, 2008 and referenced four non-binding letters of intent that we had received from potential purchasers.  The indications of value contained in the letters of intent would provide, if closed, funds sufficient to pay off the Purchasers and additionally provide cash resources to support a business plan based on our neutraceutical and therapeutic assets. We were in active negotiations with the Purchasers aimed at resolving the existing default under the Debentures and avoiding the foreclosure sale.

On the morning of June 6, 2009 we updated Bristol and the other Purchasers with a written status report on the BioCheck sales process including the fact that that we had signed one letter of intent and had the opportunity to sign another letter of intent (as a reserve opportunity) with respect to the sale of our interest in BioCheck. On the afternoon of June 6, 2008, we received notification from Bristol that the collateral held under the Security Agreement would be sold to the highest qualified bidder for public on Thursday, June 19, 2008 at 10:00 a.m. at the offices of Olshan Grundman Frome Rosenzweig & Wolosky LLP in New York, New York.

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

On June 19, 2008, we received a Notice of Disposition of Collateral from Bristol in which Bristol notified us that Bristol, acting as the agent for itself and the three other Purchasers, purchased certain assets held as collateral under the Security Agreement.  Bristol purchased 111,025 shares (51% of the total outstanding shares) of the common stock of BioCheck, Inc., our majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares (representing 100%) of the capital stock of OXIS Therapeutics, Inc., our wholly owned subsidiary, for a credit bid of $10,000.  In December 2005, we had purchased the 111,025 shares of common stock of BioCheck, Inc. for $3,060,000.  After crediting the aggregate amount of $60,000 to the aggregate amount due under the Debentures, plus fees and charges due through June 19, 2008, Bristol notified us that we remain obligated to the Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008. This amount compares to a net $ 1,350,000 that the Company received in cash in October, 2006. Subsequently, on October 1, 2008, Bristol purchased the remaining 2% of BioCheck owned by Oxis for $40,000 in cash.

Departure of Officers and Directors

On June 20, 2008, the following officers resigned their officer positions with OXIS:  Marvin S. Hausman, M.D. resigned as Chief Executive Officer, President and interim Chief Financial Officer effective August 20, 2008, Gary M. Post resigned as Chief Operating Officer immediately, and S. Colin Neill resigned as Secretary immediately.  Per action of the Board, Mr. Post returned to his status as an advisor to the Company pursuant to his Advisory Agreement dated November 6, 2006 and remained a member of the Board of Directors. According to the Advisory Agreement Mr. Post was empowered to sign checks and enter into contracts on the Company’s behalf in the capacity of “Acting Chief Operating Officer.”

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

On September 4, 2008, Marvin Hausman, M.D., resigned from our board of directors.  Dr. Hausman served as Chairman of the board of directors and was a member of the Compensation Committee.

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

Pursuant to the terms of the Purchase Agreement, we issued the debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The debentures were issued with an original issue discount of 20.318%, and resulted in proceeds to us of $1,350,000. The debentures are convertible, at the option of the holders, at any time into shares of common stock at $0.35 per share, as adjusted in accordance with a full ratchet anti-dilution provision (referred to in this report as the “conversion price”).  Pursuant to the terms of the debentures, beginning on February 1, 2007, we began to amortize the debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”).   The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If we choose to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the conversion price then in effect and 85% of the weighted average price for the ten trading days prior to the due date of the Monthly Redemption Amount.  See Note 7 of the Consolidated Financial Statements , “Convertible Debentures” for a full description of the terms of the debentures and related agreements.

We have not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of December 31, 2008 we were 23 months behind and 31 months behind as of August 31, 2009. We cannot give any assurance that the debenture holders will continue to forbear from enforcing the terms applicable in the case of default.

Exclusive License Agreement with Alteon

On April 2, 2007, we entered into an Amended and Restated Exclusive License Agreement with Alteon, Inc. (renamed Synvista Therapeutics, Inc.), under which we granted Alteon worldwide exclusive rights to a family of orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies.  Previously, OXIS was a party to a license agreement dated September 28, 2004 with HaptoGuard, Inc., which was subsequently acquired by Alteon.  The amended and restated exclusive license agreement supersedes and replaces the prior agreement with HaptoGuard.  The new agreement expands the scope of the original agreement to also include non-cardiovascular indications.

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

The agreement is terminable for cause by either party, by Alteon with or without cause with 180 days’ prior written notice, or by us if Alteon does not make timely payments under the license.  The assets under license to Alteon were part of the assets acquired by Bristol and the Purchasers pursuant to the Disposition of Assets. Thus, Oxis has no continuing interest in the license agreement or the compounds discussed above. Our understanding as of December 31, 2009 is that the clinical trials conducted by Alteon using the patents licensed to Alteon were not successful and according no future benefits are likely to accrued to Oxis or Bristol.

Issuance of Preferred Stock

On December 4, 2008, we entered into and closed an Agreement with Bristol Investment Fund, Ltd. pursuant to which Bristol agreed to cancel the debt payable by us to Bristol in the amount of approximately $20,000 in consideration of our issuing Bristol 25,000 shares of Series E Convertible Preferred Stock, which carry a stated value equal to $1.00 per share.

The Series E Stock is convertible, at any time at Bristol’s option, into our common shares based on a conversion price equal to the lesser of $.01 or 60% of the average of the three lowest trading prices occurring at any time during the 20 trading days preceding the conversion. The Series E Stock has voting rights on an as converted basis multiplied by 10.

In the event of our liquidation or winding up, Bristol will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The Series E Stock restricts Bristol’s ability to convert the Series E Stock and receive shares of our common stock such that the number of shares of our common stock held by Bristol and its affiliates after such conversion does not exceed 4.9% of our then issued and outstanding shares of common stock. The Series E Stock was offered and sold to Bristol in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Bristol is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Asset Purchase Agreement

On December 11, 2008, we entered into and closed an Asset Purchase Agreement with Percipio Biosciences, Inc., (“Percipio”), pursuant to which we agreed to sell certain assets of our assay business division including certain account receivables, patents and trademarks, or the Assay Assets.  The Assay Assets do not include any rights, title, and interest related to our ability to market and sell nutraceutical or therapeutic products, such as with, but not limited to, the sale of ergothioneine or superoxide dismutase as a nutraceutical or therapeutic product.  In consideration of the Assay Assets, Percipio provided us with a 6% secured promissory note, or the Percipio Note, in the principal amount of $250,000.  On the sixth month anniversary of the Percipio Note, Percipio is required to begin making payments of 1/30th of the Percipio Note which in no event will be less than 40% of Percipio’s quarterly income.  If certain of our account receivables acquired by Percipio remain uncollected after 90 days, then the amount of the Percipio Note shall be reduced. Copies of the Asset Purchase Agreement and the secured promissory note are included as Exhibits 10.50 and 10.51, respectively, to this annual report on Form 10-K.

Change in Independent Public Accounting Firm

On August 18, 2008, Williams & Webster, P.S. advised us that it was resigning as our independent registered public accounting firm principally because we did not involve it in a financial review of our financials with respect to the 10-Q filed on August19, 2009 as required by our engagement with it.  Except for an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern, the reports of Williams & Webster, P.S. on our consolidated financial statements for the years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, except for the uncertainty of going concern, audit scope, or accounting principle.

On November 17, 2008, we engaged Seligson & Gianattasio, LLP as its independent registered public accounting firm for our fiscal year ended December 31, 2008 and this engagement was subsequently approved by the board of directors.

Results of Operations

Fiscal year ended December 31, 2008, compared to the fiscal year ended December 31, 2007. Please note that much of the results of operations discussed below relate to business operations no longer owned by the Company, such as the Oxis Research Assays business, Oxis Therapeutics and BioCheck, Inc.

Revenues

The following table presents the changes in revenues from 2007 to 2008:

			Increase (Decrease) from 2007
	2008	2007	Amount	%

Product revenues	$1,143,000	$1,224,000	$(81,000)	(7)
License revenues	0	500,000	(500,000)	(100)
Total revenues	$1,143,000	$1,724,000	$(581,000)	(34)

    The decrease in product revenues for 2008 compared to 2007 was primarily attributable to lower product sales.

    The decrease in license revenues for 2008 compared to 2007 was attributable to the loss of a significant manufacturing contract.

Cost of product revenues

The following table presents the changes in cost of product revenues from 2007 to 2008:

			Increase (Decrease) from 2007
	2008	2007	Amount	%

Cost of product revenues	$909,000	$728,000	$181,000	25

The change in cost of product revenues is attributable to the change in mix of product sales.  Cost of product revenue as a percentage of product revenues was 79% for 2008, compared to 42% for 2007, respectively.  The change was as a direct result of write down of inventory.

Gross profit was $234,000 compared to $996,000 for 2008 and 2007, respectively.  Gross profit as a percentage of revenues was 20% compared to 58% for 2008 and 2007, respectively.  The decrease in gross profit percentage is due to the decrease in product revenues and licensing revenues as well as a write down of inventory.

Research and development expenses

The following table presents the changes in research and development expenses from 2007 to 2008:

			Increase (Decrease) from 2007
	2008	2007	Amount	%

Research and development	$44,000	$423,000	$(379,000)	(905)

The decrease in research and development expenses is primarily attributable to decreased salaries and research and development activities.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2007 to 2008:

			Increase (Decrease) from 2007
	2008	2007	Amount	%

Selling, general and administrative	$1,401,000	$1,852,000	$(451,000)	(24)

The decrease in selling, general and administrative expenses is primarily attributable to a decrease in non-cash compensation, a decrease in overhead, a reduction of salaried employees and a decrease in shareholder relations expenses.

Interest Income

Interest income was $0 compared to $6,000 for the year ended December 31, 2008 and 2007, respectively.  The decrease is primarily due to the decrease in cash available for investment activities and the fact that we no longer had a certificate of deposit at Key Bank.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.   When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  We recognized an increase in income of $159,000 and $2,659,000 for the years ended December 31, 2008 and 2007, respectively.

Interest Expense

Interest expense was $1,657,000 compared to $1,014,000 for the year ended December 31, 2008 and 2007, respectively.  The increase is due to the interest on the convertible debentures and the amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $22,000 at December 31, 2008.  Cash used in operating activities was $169,000 during the year ended December 31, 2008.  In February 2008, we received $150,000 from BioCheck for reimbursement of management, market research, sales efforts, accounting fees and general corporate expenses incurred on their behalf.  Our cash holdings of $22,000 at December 31, 2008, including the additional $150,000 received in 2008 from BioCheck, are not sufficient to sustain our operations through 2009.The current rate of cash usage raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows.   We plan to increase revenues by introducing new products, especially based on L-Ergothioneine.   Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

We presently do not have any available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Revenue Recognition

Product Revenue

During 2007 and 2008 we manufactured for inventory and subsequent sales, or had manufactured on a contract basis, research and clinical diagnostic assays and fine chemicals, which were our primary products sold to customers. Revenue from the sale of our products, including shipping fees, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectability is reasonably assured. Revenue from sales to distributors of our products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. Our mix of product sales are substantially at risk to market conditions and demand, which may change at any time.

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

Royalty Revenue

We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsalable returns, managed care chargeback’s, cash discounts, freight and warehousing, and miscellaneous write-offs.

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the products and production requirements. Demand for our products can fluctuate significantly. Factors which could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. Our estimates are based upon our understanding of historical relationships which can change at any time.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2008.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “Smaller Reporting Company”, the Company is not required to include disclosure pursuant to this Item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited financial statements for the fiscal years ended December 31, 2008 and 2007 appear on pages F-1 through F-28 following the signature page below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 18, 2008, Williams & Webster, P.S. advised us that it was resigning as our independent registered public accounting firm principally because we did not involve it in a financial review of our financials with respect to the 10-Q filed on August19, 2009 as required by SEC regulations.  Except for an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern, the reports of the Williams & Webster, P.S. on our consolidated financial statements for the year ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, except for the uncertainty of going concern,, audit scope, or accounting principle.

During the years ended December 31, 2007 and 2006, and through August 18, 2008, we did not have any disagreements with the Williams & Webster, P.S. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference thereto in their reports on our consolidated financial statements for such years.

During the years ended December 31, 2007 and 2006, and through August 31, 2008, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

We requested that Williams & Webster furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of their letter is included as Exhibit 16.1 to this annual report on Form 10-K.

On November 17, 2008, we engaged Seligson & Gianattasio, LLP (“Seligson”) as our independent registered public accounting firm for our fiscal year ended December 31, 2008.  The decision to engage the Seligson as our independent registered public accounting firm was approved by our Board of Directors.

During the two most recent fiscal years and through November 17, 2008, we did not consult with Seligson regarding either:

1.
application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2008.  As described below in the Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in the internal control over financial reporting as of December 31, 2008.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2008 due to the reported material weakness.

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

As of December 31, 2008, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In the course of the assessment, material weaknesses were identified in the Company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Ineffective Control Environment.  Fundamental elements of an effective control environment were missing or inadequate as of December 31, 2008.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.

Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2008.

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

We intend to remedy the material weaknesses identified above as soon as practicable.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. The following table sets forth certain information with respect to each of our directors and executive officers as of August 31, 2009.

Name	Age	Principal Occupation	Served as Director Since
Anthony J. Cataldo (1)	57	Chairman and Chief Executive Officer	2009
Sade Panahi (2)	47	Treasurer	2009
Gary M. Post (3)	61	Director	2006
William Reininger (4)	59	Director	2008
Maurice Spitz (5)	64	Vice President, Director	2008

(1) (2) (3) (4)
Appointed Chairman and Chief Executive Officer on March 26, 2009.
Elected a  director on July 11, 2009 and Treasurer on August 17, 2009.
Resigned as Chief Operating Officer on June 20, 2008 and was elected Secretary on August 17, 2009.
Elected a director on July 11, 2009.

(5)	Resigned as Chairman and Chief Executive Officer on March 26, 2009 and was appointed Vice President. Resigned as Vice President on July 11, 2009. Spitz continues to serve as a director.

Anthony J. Cataldo, Chairman and Chief Executive Officer and Director.  Mr. Cataldo served as Chief Executive Officer and Chairman of VoIP, Inc. from September 2006 through April 2008. During the past 5 years, Mr. Cataldo has served as non-executive chairman of the board of directors of BrandPartners Group, Inc., a provider of integrated products and services dedicated to providing financial services and traditional retail clients with turn-key environmental solutions from October 2003 through August 2006. Mr. Cataldo also served as non-executive co-chairman of the board of MultiCell Technologies, Inc., a supplier of functional, non-tumorigenic immortalized human hepatocytes from February 2005 through July 2006. Mr. Cataldo has also served as executive chairman of Calypte Biomedical Corporation, a publicly traded biotechnology company, involved in the development and sale of urine based HIV-1 screening tests from May 2002 through November 2004. Prior to that, Mr. Cataldo served as the Chief Executive Officer and Chairman of the Board of Directors of Miracle Entertainment, Inc., a Canadian film production company, from May 1999 through May 2002 where he was the executive producer or producer of several motion pictures. From August 1995 to December 1998, Mr. Cataldo served as President and Chairman of the Board of Senetek, PLC, a publicly traded biotechnology company involved in age-related therapies.

Sade Panahi, Treasurer and Director. Mr. Pehahi has been a director of Green St. Energy Inc. since December 2008. Mr. Panahi runs Panahi Investments, a boutique investment firm which provides research on land that may be deployed in the alternative energy sector with a primary focus on wind and solar power. He was formerly employed by Mariposa Properties, Inc. from 2003 to 2008 which is a company that along with its affiliates acquire land to be used by energy companies for wind or solar development. From 2000 to 2003 Mr. Pahahi was employed by ACM Investors, Inc. in which he was responsible for evaluating financing opportunities. He received his Masters in Management from Golden Gate University

Gary M. Post, Secretary and Director.  Mr. Post has served as a director of OXIS since March 15, 2006 and has served part-time as Chief Operating Officer through an Advisory Agreement with Ambient Advisors, LLC during 2006, 207, and 2008. Since 1999 Mr. Post has been the Managing Director and Investment  Principal of Ambient Advisors, LLC. Ambient Advisors primarily invests its own and its partners’ capital in private and public companies with a particular interest in the health care and life sciences sector and certain other special situations. Ambient Advisors also actively advises these companies, sometimes taking interim management roles. In his capacity as Managing Director at Ambient Advisors, Mr. Post has acted as an interim Chief Executive Officer in two private early to mid stage companies that Ambient had invested in, Opticon Medical, Inc., a medical device company and OccMeds Billing Services, Inc., a worker’s compensation pharmacy payment processing company. Mr. Post also served as a President and CEO of VoIP, Inc., a leading provider of Voice over Internet Protocol (VoIP) communications solutions for service providers, resellers and consumers during 2006 and continued as a director until 2008.  Mr. Post holds a MBA from the U.C.L.A. Graduate School of Management and an A.B. in Economics from Stanford University.

William Reininger, Director.   Mr. Reininger is an advisor to various securities broker- dealer organizations in the areas of sales and distribution of securities and management of sales agent teams.  He is also active as and advisor and coach for a number of high school, college and Olympic level wrestling programs. His prior experience includes positions in the securities industry as a broker, sales director and partner.  Since 1981 Mr. Reininger has worked for Spectrum Securities of Woodland Hills, CA (1998 to 2002), Columbus Financial Securities of Beverly Hills, CA (1989 to 1997), Moorgate Funding of Ft. Lauderdale (1984 to 1988), and Bengal Trading of Ft. Lauderdale (1981 to 1983). Mr. Reininger holds two degrees from Indiana State University, a B.S. (Physical Education and Special Education) and M.S. (Exercise Physiology, Applied Kinesiology and Adaptive Physical Education)

Maurice Spitz, Director.   Mr. Spitz was Chairman and Acting CEO of Oxis International, Inc. from June 27, 2008 until March 26, 2009.  He was also a Vice President of Oxis from March 26, 2009 to July 11, 2009.  Mr. Spitz’s professional experience includes varied roles in investment banking, investor relations, executive search, equipment and car leasing and retail brokerage. At Spitz Principal Holdings/The Wall Street Organization (1999 to present) he acted to raise capital, advised on mergers and acquisitions and provided investor and public relations services,  Prior to this while at Retirement Capital Centers (1998 to 1999), he advised on investments such as living trusts, annuities, and similar investment products related to personal financial and estate planning. Other experience includes stock trading and sales at Worldwide Asset Advisors (1992 to 1998) and recruiting and management of retail stock brokers at Osborne, Stern Brokerage (1987 to 1992).  He has been also involved in personal care giving during 1999 to 2002. Mr. Spitz holds a B.A. degree in Economics and History from Queens College in New York and attended the New School of Social Research also in New York.

There are no family relationships between the officers and directors. Mr. Spitz is married to the mother of Paul Kessler, the principal manager of Bristol, a significant shareholder in both the equity and debt of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No director, officer or beneficial owner of more than 10% of any class of our equity securities failed to file a Form 3 or Form 4 on a timely basis in 2007, except that Mr. Spitz and Mr. Reininger have not filed a Form 3.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct to provide guidance to its directors, officers and employees regarding standards for conduct of our business, which code has been delivered to all of our directors, officers and employees. The full text of our Code of Ethics and Business Conduct is available on our website at www.oxis.com.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors currently has three committees. The Audit Committee consist of Mr. Post (Chair) and Mr. Panahi. The Compensation Committee consists of Mr. Panahi (Chair) and Mr. Reininger. The Nominating Committee consists of Mr. Reininger (Chair) and Mr. Post.  The committees of the Board are in the process of reviewing and adopting their charters.

Audit Committee Financial Expert

Gary M. Post, the Chairman of our Audit Committee, is considered qualified as an Audit Committee Financial Expert as such term is defined under Item 407 of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

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

The following table sets forth compensation information for services rendered to us by our executive officers (our company’s “Named Executive Officers”) in all capacities, other than as directors, during each of the prior two fiscal years.  Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 in our fiscal year ending December 31, 2008.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any. Shares issued in lieu of compensation are listed in the year the salary was due.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Stock Awards	Option/ Warrant Awards (1)	Non-Equity Incentive Plan Compen-sation	All Other Compensation	Total
Dr. Marvin S. Hausman, Chairman of the Board, Chief Executive Officer, Acting Chief, Financial Officer (2)	2008	$—	—	—	$—	$—	$—	$—	$—	$—
	2007	$—	—	—	$—	$—	$—	$—	$—	$—
Maurice Spitz, President, Acting Chief Executive Officer (3)	2008	$—	—	—	$—	$—	$—	$—	$—	$—
	2007	$—	—	—	$—	$—	$—	$—	$—	$—

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

(2)	Dr. Hausman resigned as President, Chief Executive Officer and Acting Chief Financial Officer on June 20, 2008.
(3)	Mr. Spitz was appointed by the board as President and Acting Chief Executive Officer on July 30, 2008 and resigned from this position on March 26, 2009.

Employment Agreements

Mr. Cataldo, the Company’s Chairman and Chief Executive Officer, does not currently have an employment agreement with the Company, but an agreement of this nature is anticipated to be concluded in the near future.

 On November 6, 2006, we entered into an employment agreement with Dr. Hausman that commenced retroactively at October 15, 2006.  On June 20, 2008, Marvin S. Hausman, M.D. resigned as Chief Executive Officer, President and interim Chief Financial Officer effective August 20, 2008.  On September 4, 2008, Mr. Hausman resigned as a director of the Company.  Dr. Hausman served as Chairman of the board of directors and was a member of the Compensation Committee.

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

Separation Agreement

On March 8, 2007, we entered into a Confidential Separation Agreement (dated February 12, 2007) with Steven T. Guillen, our former chief executive officer, under which we agreed to pay Mr. Guillen the sum of $250,000 in twelve equal monthly installments, subject to standard payroll deductions and withholdings. We also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. Mr. Guillen would have the right to exercise his options until February of 2010. We also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. In exchange for these payments and benefits, Mr. Guillen and OXIS agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with us. A copy of the separation agreement is included as Exhibit 10.43 to this annual report on Form 10-K. On November 26, 2008, as a result of our limited resources and our inability to adequately defend ourselves, a judgment was entered against us in the amount of $87,000.  We have been in discussions with Mr. Guillen in an attempt to settle these matters.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our named executive officer’s equity-based compensation outstanding at the fiscal year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End
Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	( $ )		(#)	($)	(#)	($)
Dr. Marvin S. Hausman	30,000	—	—	$0.22	06/14/12	—	$—	—	$—
	5,000	—	—	$0.42	06/18/13
	11,695	—	—	$0.57	12/03/13
	50,000	—	—	$0.59	10/11/14
	5,000	—	—	$0.34	06/22/15
	108,000	—	—	$0.37	10/05/15
	500,000	—	—	$0.29	12/28/15
	5,000	—	—	$0.27	07/31/16
	495,000	—	—	$0.20	11/05/16
	1,505,000	—	—	$0.20	11/05/16
Maurice Spitz	—	—	—			—	—	—	—

Director Compensation

  We pay an annual fee of $4,000 to each non-employee director and an additional $1,000 to non-employee directors for serving as committee chair. During 2008, we made payments for the first six months’ of service during 2008, but payments for the second six months of payments and for 2009 under this policy were accrued. We do not pay meeting fees but directors are reimbursed for their expenses incurred in attending meetings. Employee directors receive no other compensation as directors.

Under our 2003 Stock Incentive Plan, non-employee directors are automatically awarded options to purchase 30,000 shares of common stock upon becoming directors and automatically awarded options to purchase 5,000 shares of common stock annually after this date.  During 2008, we did not make any option grants to non-employee directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known by us with respect to the beneficial ownership of our common stock as of August 31, 2009 by (i) each person who is known by us to own beneficially more than 5% of common stock, (ii) each of the Named Executive Officers (see the section above entitled “Executive Compensation”), (iii) each of our directors and (iv) all of our current officers and directors as a group. Except as otherwise listed below, the address of each person is c/o OXIS International, Inc., 468 Camden Drive, 2nd floor, Beverly Hills, CA 90210.

The percentage of shares beneficially owned is based on 46,850,809 shares of common stock outstanding as of August 31, 2009. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of August 31, 2009 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Outstanding Common Stock
Bristol Investment Fund, Ltd. (1) Bristol Capital Advisors, LLC 10990 Wilshire Boulevard, Suite 1410 Los Angeles, CA 90024	22,928,510	32.86%
Marvin S. Hausman, M.D. (2)	4,938,775	9.96%
Anthony J. Cataldo	—	0.00%
Maurice Spitz	—	0.00%
Gary M. Post (3)	1,258,066	2.64%
William Reininger	—	0.00%
Executive officers and directors as a group — 4 persons (4)	1,258,066	2.64%

(1)
The holdings of Bristol Investment Fund, Ltd. include 6,933,800 shares of common stock, 25,000 shares of Series E Preferred Stock, 4,840,714 shares issuable upon the voluntary conversion by Bristol Investment Fund of a secured convertible debenture at the current conversion price of $0.35 per share, warrants to purchase 1,933,963 shares of common stock at a price of $0.66 per share, warrants to purchase 1,933,962 shares of common stock at a purchase price of $1.00 per share, warrants to purchase 4,840,714 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 2,420,357 shares of common stock at a purchase price of $0.385 per share. Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd. Mr. Kessler disclaims beneficial ownership of these securities.

(2)
The holdings of Marvin S. Hausman, M.D. include 2,224,080 shares of common stock, 1,209,695 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 1, 2009, and 1,505,000 warrant shares exercisable currently or within 60 days of April 1, 2009. These share holding amounts do not include additional shares due, but not yet issued pursuant to Dr. Hausman’s employment agreement.

(3)
The holdings of director Gary M. Post include 529,583 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 1, 2009 and 728,483 warrant shares exercisable currently or within 60 days of April 1, 2009. These beneficial share holding amounts do not include additional shares due, but not yet issued pursuant to the Advisory Agreement between the Company and Ambient Advisors, LLC dated November 6, 2006. Mr. Post is a Managing Director of Ambient Advisors, LLC.

(4)
The holdings of the executive officers and directors as a group include an aggregate 529,583 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 1, 2009 and 728,483 warrant shares exercisable currently or within 60 days of April 1, 2009.

Series C Preferred Stock

The following table sets forth certain information, as of December 31, 2008, with respect to persons known by us to be the beneficial owner of more than five percent (5%) of the OXIS Series C Preferred Stock.

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

Series E Preferred Stock

The following table sets forth certain information, as of December 31, 2008, with respect to persons known by us to be the beneficial owner of more than five percent (5%) of the OXIS Series E Preferred Stock.

Name and address	Number of Shares of Series E Preferred Stock Beneficially Owned	Percent of class (1)
Bristol Investment Fund, Ltd.	25,000	100%
10990 Wilshire Boulevard, Suite 1410
Los Angeles, CA 90024 (1)

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

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders (1)	4,427,254	$0.33	1,457,812
Equity compensation plans not approved by security holders (2)	3,461,333	$0.22	—
Total	7,888,587		1,457,812

(1)
As of December 31, 2008, we had options issued and outstanding to purchase 4,123,282 shares of common stock under our 2003 Stock Incentive Plan and 303,972 shares of common stock under the 1994 Stock Incentive Plan. Our 1994 Stock Incentive Plan terminated on April 30, 2004 and no additional grants may be made under that plan. As approved by stockholders, we may grant additional options to purchase up to 1,457,812 shares of common stock under our 2003 Stock Incentive Plan as of December 31, 2008. The number of shares reserved for issuance pursuant to options under the 2003 Stock Incentive Plan was increased by 300,000 shares on January 1, 2008 pursuant to an evergreen provision in the stock option plan.

(2)

As of December 31, 2008, we had options and warrants issued and outstanding for the purchase of an aggregate of 3,461,333 shares of our common stock to officers, directors, consultants and advisors outside of our 1994 Stock Incentive Plan and our 2003 Stock Incentive Plan, which were issued on a case by case basis at the discretion of the board of directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On October 11, 2007, we entered into an Amendment to the Advisory Agreement with Ambient Advisors LLC. Pursuant to the Amendment, we agreed to increase the Advisory Fee from $85,000 to $125,000 per annum, retroactive to the October 15, 2007 (the Commencement Date of the Advisory Agreement) in recognition of the fact that Mr. Post had spent approximately 50% of his time providing the advisory services to us rather than the 33% originally contemplated in the Advisory Agreement. A copy of the amended advisory agreement is included as Exhibit 10.46 filed with this annual report on Form 10-K.  The Advisory Agreement was terminated with written notice on September 23, 2008 and was this termination was effective on November 23, 2008.  Ambient Advisors remains due certain compensation pursuant to the Advisory Agreement. Mr. Post has continued as a director of the Company and is now also Secretary of the Company, Chairman of the Audit Committee of the Board and a member of the Nominating Committee.

On March 8, 2007, we and Mr. Guillen entered into a Confidential Separation Agreement (dated February 12, 2007), under which we agreed to pay Mr. Guillen the sum of $250,000 in twelve equal monthly installments, subject to standard payroll deductions and withholdings. We also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. Mr. Guillen would have the right to exercise his options until February of 2010. We also agreed to pay Mr. Guillen’s health insurance premiums for the twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. In exchange for these payments and benefits, Mr. Guillen and OXIS agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with us. A copy of the separation agreement is included as Exhibit 10.43 to this annual report on Form 10-K. On November 26, 2008, as a result of our limited resources and our inability to adequately defend ourselves, a judgment was entered against us in the amount of $87,000.  We have been in discussions with Mr. Guillen in an attempt to settle these matters.

Director Independence

Currently there are no independent directors as defined by Item 407 of Regulation S-K.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $110,000 from Williams & Webster, P.S. for the fiscal year 2007 annual audit and for review of OXIS consolidated financial statements included in its Forms 10-QSB and 10-Q for the 2008 and 2007 fiscal years.  We incurred aggregate fees and expenses of $44,835 from Seligson & Giannattasio, LLP for the fiscal year 2008 annual audit and review of the September 30, 2008 10-Q.

Audit Related Fees

We incurred aggregate fees and expenses of approximately $3,700 from Williams & Webster, P.S. during 2007 related to the filing of SEC Form SB-2 an other SEC matters.

Tax Fees

We incurred aggregate fees and expenses of $6,800 from Williams & Webster, P.S. for professional services rendered for tax compliance, tax advice and tax planning relating to the 2007 fiscal year.

All Other Fees

None.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A

3.2	Bylaws of the Company as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

10.1	Series C Preferred Stock Subscription and Purchase Agreement (form); dated April 1996 (1,774,080 shares in total)	10-KSB	04/01/02	10.B

10.2	Subscription Agreement, Warrant to Purchase Common Stock and Form of Subscription dated July 2003 - August 2003	10-KSB	03/26/04	10.D

10.3	Note and Warrant Purchase Agreement dated January 9, 2004	10-KSB	03/26/04	10.I

10.4	Form of Convertible Promissory Note dated January 9, 2004	10-KSB	03/26/04	10.J

10.5	Form of Warrant to Purchase Common Stock dated January 9, 2004	10-KSB	03/26/04	10.K

10.6	Form of Loan Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.2

10.7	Form of Promissory Note between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.3

10.8	Form of Security Agreement between OXIS International, Inc. and Axonyx, Inc. dated June 2004	8-K	06/10/04	99.4

10.9	Form of License Agreement between OXIS International, Inc. and Haptoguard, dated September 28, 2004	10-QSB	11/12/04	10.N

10.10	Securities Purchase Agreement, dated December 30, 2004	8-K/A	02/10/05	99.1

10.11	Registration Rights Agreement, dated December 30, 2004	8-K/A	02/10/05	99.2

10.12	Form of Common Stock Purchase Warrant, dated December 30, 2004	8-K/A	02/10/05	99.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.13	Consulting Agreement between OXIS International, Inc. and Marvin D, Hausman, M.D., dated October 14, 2004	SB-2	02/25/05	10.O

10.14	Form of Indemnification Agreement between OXIS International, Inc. and its Officers and Directors	SB-2	02/25/05	10.P

10.15	Letter Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	8-K	03/04/05	10.1

10.16	Restricted Stock Purchase Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	8-K	03/04/05	10.2

10.17	Notice of Stock Option Award and related Stock Option Agreement between OXIS International Inc. and Steven T. Guillen, dated February 28, 2005	SB-2/A	04/29/05	10.T
10.18	Nonqualified Stock Option Agreement between OXIS International, Inc. and Steven T. Guillen, dated February 28, 2005	SB-2/A	04/29/05	10.U

10.19	Conversion Agreement between OXIS International, Inc. and Equitis Entreprise, dated May 23, 2005	8-K	05/25/05	99.1

10.20	Agreement between OXIS International, Inc. and Timothy C. Rodell date July 31, 2005	8-K	08/04/05	99.1

10.21	Stock Purchase Agreement between OXIS International, Inc. and BioCheck Inc. dated September 19, 2005	8-K	09/23/05	99.1

10.22	Tenth Amendment to Lease between OXIS International, Inc. and Rosan, Inc. dated October 28, 2005	8-K	11/02/05	10.1

10.23	Consulting Agreement between OXIS International, Inc. and NW Medical Research Partners dated November 17, 2005	8-K	11/23/05	10.1
10.24	Executive Employment Agreement between OXIS International, Inc., BioCheck, Inc. and John Chen dated December 6, 2005	10-KSB	03/31/06	10.24

10.25	Option and Reimbursement Agreement between EverNew Biotech, Inc., OXIS International, Inc. and the shareholders of EverNew, dated December 6, 2005	10-KSB	03/31/06	10.25

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.26	Letter Agreement between OXIS International, Inc. and Michael D. Centron dated January 6, 2006	8-K	01/10/06	10.1

10.27	Lease Agreement between OXIS International, Inc. and Westcore Peninsula Vintage LLC dated February 8, 2006	8-K	02/13/06	10.1

10.28	Promissory Note issued by OXIS International, Inc. to Steven T. Guillen dated March 10, 2006	8-K	03/14/06	10.1

10.29	Promissory Note issued by OXIS International, Inc. to Fagan Capital, Inc. dated March 31, 2006	8-K	04/04/06	10.1

10.30	Engagement Letter with Ambient Advisors	8-K	5/31/06	10.1

10.31	Mutual Services Agreement between OXIS International, Inc. and BioCheck, Inc. dated June 23, 2006	8-K	6/29/06	10.1

10.32	Renewal and Modification Promissory Note dated June 2, 2006.	8-K	7/26/06	10.1

10.33	Common Stock Purchase Warrant dated June 2, 2006.	8-K	7/26/06	10.2

10.34	Amendment #2 to Exclusive License and Supply Agreement dated July 19, 2006.	8-K	7/26/06	10.3

10.35	Form of Securities Purchase Agreement dated October 25, 2006.	8-K	10/26/06	10.1

10.36	Form of Secured Convertible Debenture dated October 25, 2006.	8-K	10/26/06	10.2

10.37	Form of Series A, B, C, D, E Common Stock Purchase Warrant dated October 25, 2006.	8-K	10/26/06	10.3

10.38	Form of Registration Rights Agreement dated October 25, 2006.	8-K	10/26/06	10.4

10.39	Form of Security Agreement dated October 25, 2006.	8-K	10/26/06	10.5

10.40	Employment Agreement between OXIS International, Inc. and Marvin S. Hausman, M.D. dated November 6, 2006.	8-K	11/13/06	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.41	Advisory Agreement between OXIS International, Inc. and Ambient Advisors, LLC dated November 6, 2006.	8-K	11/13/06	10.2

10.42	Consulting Agreement between OXIS International, Inc. and John E. Repine, M.D. dated November 6, 2006.	8-K	11/13/06	10.3

10.43	Separation Agreement between OXIS and Steve Guillen dated March 8, 2007	10-KSB	4/17/07	10.43

10.44	Registration Rights Agreement between OXIS and Steve Guillen dated March 30, 2007	8-K/A	5/3/07	99.1

10.45	Amended and Restated Exclusive License Agreement between OXIS and Alteon, Inc. dated April 2, 2007	10-QSB	8/14/07	10.1

10.46	Amendment to Advisory Agreement between OXIS and Ambient Advisors, Inc. dated October 11, 2007	8-K	10/16/07	10.1

10.47	Notification of Disposition of Collateral dated June 5, 2008	8-K	6/13/08	10.1

10.48	Request to Retract Notice of Disposition of Collateral dated June 16, 2008	8-K	6/17/08	99.1

10.49	Notice of Disposition of Collateral dated June 19, 2008	8-K	6/24/08	10.1

10.50	Asset Purchase Agreement between Percipio Biosciences, Inc. and OXIS International, Inc. dated December 11, 2008	8-K	12/18/08	10.1

10.51	Secured Promissory Note from Percipio Biosciences, Inc. dated December 11, 2008	8-K	12/18/08	10.2

16.1	Letter from Williams & Webster, P.S. dated December 8, 2008	8-K	12/8/08	16.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
21.1	Subsidiaries of OXIS International, Inc.				X

23.1	Consent of Williams & Webster, P.S., Independent Registered Public Accounting Firm				X

23.2	Consent of Seligson & Giannattasio, LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 24, 2009
OXIS International, Inc.

By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Anthony J. Cataldo as his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo Anthony J. Cataldo	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 24, 2009

/s/ Sade Panahi Sade Panahi	Treasurer and Director	September 24, 2009

/s/ Gary M. Post Gary M. Post	Secretary and Director	September 24, 2009

/s/ William Reininger William Reininger	Director	September 24, 2009
/s/ Maurice Spitz Maurice Spitz	Director	September 24, 2009

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Contents
Page
Report of Independent Registered Public Accounting Firm
Seligson & Giannattasio, LLP Williams & Webster, P.S.	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2008 and 2007	F-3
Statements of Operations For Years Ended December 31, 2008 and 2007	F-4
Statement of Stockholders’ Equity (Deficit) For Years Ended December 31, 2008 and 2007	F-5
Statements of Cash Flows For Years Ended December 31, 2008 and 2007	F-6
Notes To Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oxis International, Inc.

We have audited the accompanying consolidated balance sheet of Oxis International, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2008. Oxis International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion.  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxis International Inc. and subsidiaries as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP
White Plains, NY
August 6, 2009

To the Board of Directors and Stockholders of
Oxis International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Oxis International, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxis International, Inc. and subsidiaries as of December 31, 2007 and the results of its operations, stockholders deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 7, 2008, except for Note 14 which is dated April 11, 2008

OXIS International, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$22,000	$191,000
Accounts receivable, net	—	145,000
Inventory	3,000	258,000
Note receivable	250,000	—
Prepaid expenses and other current assets	—	119,000
Current assets held for sale	--	1,914,000
Total Current Assets	275,000	2,627,000
Property, plant and equipment, net	—	45,000
Patents, net	308,000	549,000
Goodwill and other assets, net	7,000	--
Other assets held for sale	--	1,636,000
Total Other Assets	315,000	2,230,000
TOTAL ASSETS	$590,000	$4,857,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$919,000	$667,000
Accrued expenses	1,029,000	904,000
Warrant liability	174,000	244,000
Accrued derivative liability	—	89,000
Demand note payable	25,000
Convertible debentures, net of discounts of $0 and $552,000	2,123,000	797,000
Current liabilities held for sale		1,368,000
Total Current Liabilities	4,270,000	4,069,000
Other liabilities held for sale	—	25,000
Total Liabilities	4,270,000	4,094,000
Stockholders’ Equity (Deficit):
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1,000	1,000
Series E – 25,000 and 0 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 46,850,809 and 46,850,809 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	47,000	47,000
Additional paid-in capital	71,126,000	70,980,000
Accumulated deficit	(74,854,000)	(69,848,000)
Accumulated other comprehensive loss	—	(417,000)
Total Stockholders’ Equity (Deficit)	(3,680,000)	763,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$590,000	$4,857,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended December 31, 2008 and 2007

	December 31
	2008	2007
Revenue:
Product revenues	$1,143,000	$1,224,000
License revenues	--	500,000
TOTAL REVENUE	1,143,000	1,724,000
Cost of Product Revenue	909,000	728,000
Gross profit	234,000	996,000
Operating Expenses:
Research and development	44,000	423,000
Selling, general and administrative	1,401,000	1,852,000
Total operating expenses	1,445,000	2,275,000
Income (Loss) from Operations	(1,211,000)	(1,279,000)

Interest income	--	6,000
Other income	--	5,000
Change in value of warrant and derivative liabilities	159,000	2,659,000
Interest expense	(1,657,000)	(1,014,000)
Other expense	—	--
Total Other Income (Expense)	(1,498,000)	1,656,000

Income (loss) before provision for income taxes	(2,709,000)	377,000
Provision for income taxes	77,000	75,000
Net income (loss) from continuing operations	(2,786,000)	302,000
Loss from discontinued operations
Net income from discontinued operations	758,000	169,000
Net loss on disposal of discontinued operations	(2,978,000)	--
Net loss from discontinue operations	(2,220,000)	169,000
Net income (loss)	(5,006,000)	471,000
Earnings (Loss) Per Share – basic and diluted
Continuing operations	$(0.06)	$0.01
Discontinued operations	$(0.05)	$0.00
	$(0.11)	$0.01
Weighted Average Shares Outstanding
Basic	46,850,809	45,449,394
Diluted	46,850,809	45,511,028

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity (Deficit) Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2006	96,230	$1,000	44,527,476	$45,000	$70,115,000	$(70,319,000)
Issuance of common stock			2,083,333	2,000	498,000
Issuance of common stock for services			240,000		24,000
Stock compensation expense for
options issued to non-employees					174,000
Stock compensation expense for
options issued to employees					169,000
Net income						471,000
Balance, December 31, 2007	96,230	$1,000	46,850,809	$47,000	$70,980,000	$(69,848,000)
Stock compensation expense for
Issuance of preferred series E	25				19,000
options issued to non-employees					77,000
Stock compensation expense for
options issued to employees					50,000
Net income						(5,006,000)
Balance, December 31, 2008	96,255	$1,000	46,850,809	$47,000	$71,126,000	$(74,854,000)

The accompanying notes are an integral part of these consolidated financial statements.

 OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,006,000)	$471,000
Adjustments to reconcile net loss to net cash used in operating activities: Loss on disposition of asset	2,978,000	—
Depreciation of property, plant and equipment	45,000	33,000
Amortization of intangible assets	206,000	145,000
Impairment of patents	—	152,000
Stock compensation expense for options and warrants issued to employees and non-employees	146,000	367,000
Amortization of debt discounts	552,000	673,000
Change in value of warrant and derivative liabilities	(159,000)	(2,659,000)
Change in deferred taxes	—

Default costs on convertible debt	508,000	—
Changes in operating assets and liabilities:
Accounts receivable	145,000	14,000
Inventory	255,000	(19,000)
Prepaid expense and other current assets	119,000	(110,000)
Net assets held for sale	(334,000)	(90,000)
Accounts payable	252,000	111,000
Accrued expenses	124,000	300,000
Accounts payable to related party	—	(49,000)
Net cash flows from operating activities	(169,000)	(661,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and investment	—	--)
Payment for acquisition of additional interest in subsidiary	—	--)
Proceeds from restricted certificate of deposit	—	--
Capital expenditures	—	—
Increase in patents	—	(93,000)
Net cash flows from investing activities	--	(93,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		500,000
Repayment of short-term borrowings	—	--
Net cash flows from financing activities	—	500,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(169,000)	(254,000)
CASH AND CASH EQUIVALENTS - Beginning of period	191,000	445,000
CASH AND CASH EQUIVALENTS - End of period	$22,000	$191,000

The accompanying notes are an integral part of these consolidated financial statements

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

1.      The Company and Summary of Significant Accounting Policies

In 2008, OXIS International, Inc. with its subsidiaries (collectively, “OXIS” or the “Company”) was  engaged in the development of clinical and research assays, diagnostics, nutraceutical and therapeutic products, which included new technologies applicable to conditions and diseases associated with oxidative stress. OXIS derived its revenues primarily from sales of research diagnostic assays to research laboratories. The Company’s diagnostic products included twenty-five research assays to measure markers of oxidative stress. During 2008, the Company determined to focus its resources on the development and sale of neutraceutical and other products based on its ergothioneine patents and know how. The Company retains intellectual property with respect to ergothioneine and the potential development of certain therapeutic drugs.

OXIS’ majority owned subsidiary up until June 19, 2009, BioCheck Inc. (“BioCheck”) offered its clinical laboratory and in vitro diagnostics customers over 40 clinical diagnostic assays.  BioCheck’s primary product line consisted of enzyme linked immunosorbentassay, or ELISA, kits that are widely used in medical laboratory settings.  These test kits are applicable to cardiac markers, infectious disease, thyroid function markers, fertility hormones, and other miscellaneous clinical diagnostic markers.  BioCheck had  several products under development for cancer, cardiac/inflammatory and angiogenesis research applications.  In addition to clinical and research assay products, BioCheck provided various research services to pharmaceutical and diagnostic companies worldwide.

On December 11, 2008, we entered into and closed an Asset Purchase Agreement with Percipio Biosciences, Inc., or Percipio, pursuant to which we agreed to sell certain assets of our assay business division including certain account receivables, patents and trademarks, or the Assay Assets.  The Assay Assets do not include any rights, title, and interest related to our ability to market and sell nutraceutical or therapeutic products, such as with, but not limited to, the sale of ergothioneine or superoxide dismutase as a nutraceutical or therapeutic product.  In consideration of the Assay Assets, Percipio provided us with a 6% secured promissory note, or the Percipio Note, in the principal amount of $250,000.  On the sixth month anniversary of the Percipio Note, Percipio is required to begin making payments of 1/30th of the Percipio Note which in no event will be less than 40% of Percipio’s quarterly income.  If certain of our account receivables acquired by Percipio remain uncollected after 90 days, then the amount of the Percipio Note shall be reduced.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. The Company’s principal executive offices were relocated to Foster City, California from Portland, Oregon on February 15, 2006 and to Beverly Hills, California in March, 2009.

Going Concern

The Company incurred a loss from operations of $1,211,000 and $1,279,000 in 2008 and 2007, respectively. The Company's plan is to raise additional capital until such time the Company can increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company can not assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $74,854,000 through December 31, 2008. On a consolidated basis, the Company had cash and cash equivalents of $22,000 at December 31, 2008.  The Company will need to seek additional loan and/or equity financing to pay for basic operating costs, or to expand operations, implement its marketing campaign, or hire additional personnel.  However, the Company may not successfully obtain debt or equity financing on terms acceptable to the Company, or at all that will be sufficient to finance the Company’s operating costs in 2009 and its other goals.

The current rate of cash usage at our parent level raises substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern the Company is seeking additional equity or debt financing to obtain sufficient funds to sustain operations.  The Company plans to increase revenues by introducing new products primarily based on its ergothioneine assets.  However, the Company cannot provide assurance that it will successfully obtain equity or debt or other financing, if any, sufficient to finance its goals or that the Company will increase product related revenues.  The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. At December 31, 2007, the Company provided for an allowance for doubtful accounts totaling $44,000.  There were no receivables outstanding at December 31, 2008.

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $20,000 and $1,000 for the years ended December 31, 2008 and 2007, respectively.

Basis of Consolidation and Comprehensive Income

The accompanying consolidated financial statements include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company's financial statements are prepared using the accrual method of accounting. On December 6, 2005, the Company purchased 51% (subsequently purchased an additional 2%) of the common stock of BioCheck. There were no items of other comprehensive income or loss in 2008 or 2007 and, therefore, comprehensive loss is the same as net loss for 2008 and 2007.  During 2008, the Company disposed of its investment in BioCheck.  The Company reflects the operations of Biocheck as discontinued operations for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013, at which time they are scheduled to revert to the prior limit of $100,000.  The Company had no balances in excess of this limit at December 31, 2008, although at times during the year, the Company may have exceeded the insured limits. Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and generally requires no collateral from customers. The Company maintains allowances for estimated probable losses, when applicable.

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

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at December 31, 2008 and 2007.  The Company reported reserves totaling $15,000 on December 31, 2007.  There were no reserves reported at December 31, 2008.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled 120,287,841 in 2008 and 68,900,851 in 2007.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

 Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which are 3 to 10 years for machinery and equipment and the shorter of the lease term or estimated economic life for leasehold improvements.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2008.

Description	Level 1	Level 2	Level 3

Assets
Cash equivalents	$22,000	$-	$-
Liabilities
Warrant liability	-	174,000	-

The Company has not applied the provisions of SFAS No. 157 to non-financial assets and liabilities that are of a nonrecurring nature in accordance with FASB Staff Position (FSP) Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of application of SFAS 157 to non-financial assets and liabilities that are of a nonrecurring nature until January1, 2009. FSP 157-2 will not have a material effect on the Company’s financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.  The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

    In accordance with this Statement, the Company will apply the requirements to interim and annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(r)”.  This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics.  SFAS 167 is effective for all financial statements for fiscal years beginning after November 15, 2009.  The Company does not believe there will be a significant impact to the financial statements upon adoption of this statement.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Royalty Revenue

The Company recognizes royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsaleable returns, managed care chargeback’s, cash discounts, freight and warehousing, and miscellaneous write-offs.

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

2.       Inventories
	December 31,
	2008	2007
Raw materials	$—	$62,000
Work in process	—	112,000
Finished goods	3,000	84,000
	$3,000	$258,000

3.      Note Receivable

In December 2008, the Company entered into a Purchase and Sale of Assets agreement whereby the Company agreed to sell its interest in the assay kit and research product manufacturing and sales business in exchange for a $250,000 secured promissory note.  The note incurs interest at a rate of 6% and is to be repaid over a 30-month period commencing in June 2009.

4.       Property, Plant and Equipment

	December 31,
	2008	2007
Laboratory and manufacturing equipment	$—	$274,000
Furniture and office equipment	—	131,000
Leasehold improvements	—	31,000
	—	436,000
Accumulated depreciation	(—)	(391,000)
	$—	$45,000

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Depreciation expense was $38,134 and $75,000 during 2008 and 2007, respectively.  The Company’s property, plant and equipment were sold during 2008.

5.      Patents

	December 31,
	2008	2007
Capitalized patent costs	$1,110,000	$950,000
Accumulated amortization	(802,000)	(401,000)
	$308,000	$549,000

Periodically, the Company reviews its patent portfolio and has determined that certain patent applications no longer possessed commercial viability or were abandoned since they were inconsistent with the Company's business development strategy. At December 31, 2008, the Company reported a $21,000 impairment of patents which is reported in research and development costs.  Research and development expense includes patent amortization charges of $171,309 and $145,000 in 2008 and 2007, respectively.

The following table presents expected future amortization of patent costs that may change according to the Company's amortization policy upon additional patents being issued or allowed:

2009	$49,000
2010	47,000
2011	37,000
2012	23,000
2013	18,000

6.       Goodwill and Other Assets

	December 31,
	2008	2007
Goodwill	$—	$1,331,000
Strategic investments	—	145,000
Lease deposits	—	24,000
	$—	$1,500,000

In connection with the acquisition of BioCheck, the Company recorded goodwill equal to the excess of the fair value of the consideration given over the estimated fair value of the assets and liabilities received. The goodwill was primarily attributed to the reputation of BioCheck's CEO and the cGMP/ISO 9000 compliant manufacturing facilities in Foster City, California. Strategic investments are investments by BioCheck in two private start-up companies. At December 31, 2007, one of those companies had not yet commenced operations. At that time, the Company was aware of private sales in the other company's stock that exceeded the per share purchase price of its investment. Lease deposits are cash deposits held as security for facility leases in Foster City, California.  The goodwill and other assets were included as assets held for sale and as a part of the loss on disposition of asset upon the disposal of BioCheck in June 2008.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

7. Debt

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

The Company has not made required monthly redemption payments beginning on February 1, 2007 to purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If the Company continued to fail to make such payments in full, the purchasers have the right sell substantially all of the Company’s assets pursuant to their security interest to satisfy any such unpaid balance.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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
December 31, 2008

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

On June 6, 2008, the Company received notification from Bristol that the collateral held under the Security Agreement would be sold to the highest qualified bidder on Thursday, June 19, 2008 at 10:00 a.m. at the offices of Olshan Grundman Frome Rosenzweig & Wolosky LLP in New York, New York.

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

On June 19, 2008, the Company received a Notice of Disposition of Collateral from Bristol in which Bristol notified the Company that Bristol, acting as the agent for itself and the three other Purchasers, purchased certain assets held as collateral under the security agreement (referred to in this report as the “Security Agreement”).  Bristol purchased 111,025 shares of common stock of BioCheck, Inc., the Company’s majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares of the capital stock of OXIS Therapeutics, Inc., a wholly owned subsidiary of OXIS, for a credit bid of $10,000.  In December 2005, OXIS purchased the 111,025 shares of common stock of BioCheck, Inc. for $3,060,000.  After crediting the aggregate amount of $60,000 to the aggregate amount due under the Debentures, plus fees and charges due through June 19, 2008, Bristol notified the Company that the Company remains obligated to the Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008. As a result of the disposition of the collateral, the Company recorded a net loss aggregating $2,978,000.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

At December 31, 2007, the Company determined the fair value of the beneficial conversion feature and the warrants were $89,000 and $244,000, respectively.  The aggregate decrease in fair value of these two liabilities from inception of the convertible debentures to December 31, 2007 of $2,659,000 is shown as other income in the accompanying consolidated statements of operations.  The fair value of beneficial conversion feature and the warrants will be determined at each balance sheet date with the change from the prior period being reported as other income (expense).  At December 31, 2008, the Company determined the fair value of the warrants were $174,000.  The aggregate decrease in fair value of these two liabilities of the convertible debentures during the year ended December 31, 2008 of $159,000 is shown as other income in the accompanying consolidated statements of operations.

Demand Note

On October 25, 2008, the Company entered into a demand note payable in the principal sum of $25,000.  Interest shall accrue on the outstanding principal balance of this note from and after the date hereof at the rate of 10% per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed.  The Borrower shall pay the holder all accrued interest on the Maturity Date  At any time while this Note is outstanding, the holder may convert any portion of this Note that is outstanding, whether such portion represents principal or interest, into shares of common stock of the Company   at a price   equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that the Holder notifies the Company that it elects to effectuate a conversion. The Company must deliver the Conversion Shares to the holder no later than the third (3rd) business day after the Conversion Date  Borrower shall pay the entire outstanding principal balance under this Note, together with all accrued and unpaid interest thereon , at anytime, in the Borrower’s sole discretion, on or before the maturity date without penalty.

 Simultaneously with the issuance of this note, the Company issued to the holder a warrant to purchase such number of shares of common stock of the Company equal to the number of conversion shares issuable upon full conversion of the principal amount of this note at a price   equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of this note.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

8.      Stockholders' Equity

Common Stock

Each share of common stock is entitled to one vote at the Company's annual meeting of stockholders.

 During the year ended December 31, 2007, the Company issued a total of 240,000 shares of common stock for services and accounts payable valued at $24,000.   No shares of the Company’s common stock were issued during the year ended December 31, 2008.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid during 2008 and 2007.

On December 4, 2008, the Company entered into and closed an Agreement (the “Bristol Agreement”) with Bristol Investment Fund, Ltd. (“Bristol”) pursuant to which Bristol agreed to cancel the debt payable by the Company to Bristol in the amount of approximately $20,000 in consideration of the Company issuing Bristol 25,000 shares of Series E Convertible Preferred Stock, which such shares carry a stated value equal to $1.00 per share (the “Series E Stock”).

The Series E Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price equal to the lesser of $.01 or 60% of the average of the three lowest trading prices occurring at any time during the 20 trading days preceding the conversion.   The Series E Stock shall have voting rights on an as converted basis multiplied by 10

In the event of any liquidation or winding up of the Company, the holders of Series E Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The Series E Stock restricts the ability of the holder to convert the Series E Stock and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by Bristol and its affiliates after such conversion does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Common Stock Warrants

The Company reserved 1,472,969 shares of common stock for issuance upon the exercise of warrants granted in connection with the Company's January 14, 2004 promissory convertible notes. Warrants to purchase 712,500 shares of common stock are currently exercisable at $0.50 per share and expired on January 14, 2009. The exercise price is subject to adjustments for stock splits, combinations, reclassifications and similar events. As of December 31, 2008, no such adjustments have occurred. Certain piggy-back registration rights apply to the shares underlying these warrants. On December 30, 2004, as an incentive for the seven lenders to convert their notes to common stock, the Company issued additional warrants that are currently exercisable to purchase 760,469 shares of common stock at an exercise price of $1.00 per share that expire on December 29, 2009. The exercise prices are subject to adjustments for stock splits, combinations, reclassifications and similar events. As of December 31, 2007, these warrants remain unexercised. The fair value of the shares issuable under these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 73%; risk-free interest rate of 4.25%; initial expected life of five years and no expected dividend yield. The resulting fair values of $159,000 related to the initial warrants and $202,000 related to the incentive warrants were recorded during 2004 as financing fees in the consolidated statement of operations.

The Company reserved 12,877,366 shares of common stock for issuance upon the exercise of warrants granted on January 6, 2005 in connection with the Company's private placement of common stock. The warrants are currently exercisable at an exercise price of $0.66 per share to purchase 6,438,685 shares of common stock and $1.00 per share to purchase 6,438,681 shares of common stock. The exercise prices are subject to adjustments for stock splits, combinations, reclassifications and similar events, and the warrants expire on January 6, 2010. As of December 31, 2008, these warrants remain unexercised. The Company has granted the warrant holder certain registration rights with respect to the shares issuable upon exercise of the warrant.

On October 25, 2006, the Company entered into a securities purchase agreement with four accredited investors (the “Purchasers”).  The Company issued to the Purchasers five year Series A Warrants to purchase an aggregate of 2,420,357 shares of common stock at an initial exercise price of $0.35 per share.  In addition, the Company issued one year Series B Warrants to purchase 2,420,357 shares of common stock at an initial exercise price of $0.385 per share, and two year Series C Warrants to purchase an aggregate of 4,840,714 shares of common stock at an initial exercise price of $0.35 per share. In addition, the Company issued to the Purchasers Series D and E Warrants which become exercisable on a pro-rata basis only upon the exercise of the Series C Warrants. The six year Series D Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.35 per share. The six year Series E Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.385 per share. As of December 31, 2008, Series B, C, D and E warrants have expired. The initial exercise prices for each warrant are adjustable pursuant to a full ratchet anti-dilution provision and upon the occurrence of a stock split or a related event.

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

On November 6, 2006, the Company issued a total of 2,749,441 warrants to directors of the Company with  exercise prices ranging from $.18 to $0.20.  These warrants expire on November 6, 2016 and vesting ranges from immediately to four years. The fair value of these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 158%; risk-free interest rate of 5.0%; initial expected life of five years and no expected dividend yield. The fair value of these warrants is being recognized as an expense as the warrants vest.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

On January 11, 2008, the Company issued a warrant to purchase 879,121 shares of common stock for services and accounts payable valued at $338,500   The common stock purchase warrant expires on January 11, 2013.

On October 8, 2008, the Company issued to Bristol a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.01 per share.  The common stock purchase warrant expires on October 8, 2015.

Warrant transactions for the years ended December 31, 2008 and 2007 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2006	34,350,752	0.54
Granted	-	-
Exercised	-	-
Expired	(2,787,857)	0.47
Outstanding, December 31, 2007	31,562,895	$0.54
Granted	3,379,121.011
Exercised	-	-
Expired	(9,681,429)	0.35
Outstanding, December 31, 2008	25,260,587	$0.55

Exercisable warrants:
December 31, 2007	31,287,895	$0.55
December 31, 2008	25,088,712	0.56

Stock Options

The Company has reserved 5,581,094 shares of its common stock at December 31, 2008 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2008, 1,457,812 shares of common stock were available for grant and options to purchase 4,123,282 shares of common stock are outstanding under the 2003 Plan.

The Company has reserved 303,972 shares of its common stock at December 31, 2008 for issuance pursuant to the future exercise of outstanding options granted under the 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan permitted the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. This Plan expired on April 30, 2003 and no further issuances will occur. Options to purchase 303,972 shares of common stock are outstanding at December 31, 2008 under the 1994 Plan.

In addition, the Company has reserved 1,100,000 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2008, options to purchase 1,100,000 shares of common stock are outstanding outside of its stock incentive plans.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

The following table summarizes stock option transactions for the years ended December 31, 2008 and 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2006	5,607,389	0.33
Granted	80,000	0.20
Exercised	-	-
Expired	(407,117)	0.50
Outstanding, December 31, 2007	5,280,272	$0.32
Granted	1,025,217	0.385
Exercised	-	-
Expired	(778,235)	0.377
Outstanding, December 31, 2008	5,527,254	$0.33

Exercisable options:
December 31, 2007	4,404,272	$0.34
December 31, 2008	5,367,254	$0.33

The weighted-average fair value of options granted was $0.385 and $0.22 in 2008 and 2007, respectively.

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10 to $0.15	8,000	7.06	$0.12	8,000	$0.12
$0.20 to $0.47	5,245,809	5.25	$0.30	5,085,809	$0.30
$0.53 to $0.88	228,195	5.09	$0.63	228,195	$0.63
$1.38 to $2.88	45,250	1.19	$1.78	45,250	$1.78
	5,527,254			5,367,254

Stock Compensation

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2008 and 2007: expected volatility of 127% and 176%, respectively; average risk-free interest rate of 2.59% and 5.0%, respectively; initial expected life of 2 years and 9 years, respectively; no expected dividend yield; and amortized over the vesting period.  The options granted in 2008 were expensed on the grant date as they vested immediately.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

9.      Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company excluding BioCheck are:

	December 31,
	2008	2007
Deferred tax assets:
Federal net operating loss carryforward	$8,929,000	$7,172,000
Temporary deferred tax asset caused by capitalized research and development expenses	--	5,883,000
Federal R&D tax credit carryforward	235,000	217,000
State net operating loss carryforward and capitalized research and development expenses	2,363,000	1,404,000
Other	--	80,000
Deferred tax liabilities - book basis in excess and of noncurrent assets acquired in purchase transactions	--	(142,000)
Deferred tax assets before valuation	11,527,000	14,614,000
Valuation allowance	(11,527,000)	(14,614,000)
Net deferred income tax assets	$--	$--

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

Tax Carryforward

At December 31, 2008, the Company had net operating loss carryforwards of approximately $26,261,000 to reduce United States federal taxable income in future years, and research and development tax credit carryforwards of $235,000 to reduce United States federal taxes in future years. These carryforwards expire through 2028 and 2009, respectively.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

On April 2, 2007, the Company entered into an Amended and Restated Exclusive License Agreement with Alteon, under which the Company granted Alteon worldwide exclusive rights to a family of orally bioavailable organoselenium compounds that have demonstrated potent anti-oxidant and anti-inflammatory properties in clinical and preclinical studies.  In July 2007 Alteon changed its name to Synvista Therapeutics, Inc.  Previously, OXIS was a party to a license agreement dated September 28, 2004 with HaptoGuard, Inc., which was subsequently acquired by Alteon.  The amended and restated exclusive license agreement supersedes and replaces the prior agreement with HaptoGuard.  The new agreement expands the scope of the original agreement to also include non-cardiovascular indications.

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
December 31, 2008

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

11.       Geographical Reporting

Revenues attributed to North America include shipments to customers in the United States, Canada and Mexico. Revenues attributed to EMEA include shipments to customers in Europe, Middle East and Africa. Revenues from shipments (including those included in discontinued operations) to customers by geographical region are as follows:
	Year Ended December 31,
	2008	2007
North America	$1,235,000	$2,154,000
EMEA	1,033,000	1,802,000
Latin America	339,000	591,000
Asia Pacific	766,000	1,336,000
Other Countries	97,000	166,000

Total	$3,470,000	$6,049,000

None of the Company's consolidated long-lived assets were located outside of the United States.

12.      Related Party Transactions

On March 8, 2007, the Company entered into a Confidential Separation Agreement (dated February 12, 2007) with Steve Guillen, under which the Company agreed to pay Mr. Guillen the sum of $250,000 in monthly installments of $10,000 each, subject to standard payroll deductions and withholdings.  The Company also agreed to pay Mr. Guillen’s health insurance premiums for a twelve-month separation period in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985.  During the year ended December 31, 2007, OXIS paid Mr. Guillen $135,450, including compensation and health insurance premiums.  The separation agreement also provides that in the event the Company obtains additional financing in the amount of $1 million or more, the monthly payment due to Mr. Guillen would increase to accelerate the payments of the amounts due under the agreement. The Company also agreed that Mr. Guillen’s stock options would immediately vest, and that to the extent the shares underlying such options are not registered, Mr. Guillen would be granted piggyback registration rights to cover these shares. The value of the unvested options that became immediately vested is $58,533.  Mr. Guillen would have the right to exercise his options until the later of the fifth anniversary of the date that the Company’s compensation committee approved Mr. Guillen’s stock options, or February 15, 2010.  In exchange for these payments and benefits, Mr. Guillen and the Company agreed to mutually release all claims, dismiss all complaints as applicable, and neither party shall pursue any future claims regarding Mr. Guillen’s prior employment and compensation arrangements with the Company.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

13.      Subsequent Events

On March 19, 2009, the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd.  Pursuant to which Bristol purchased an aggregate principal amount of $12,500 of convertible demand promissory notes for an aggregate purchase price of $10,000.   The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

Simultaneously with the issuance of the Bristol Note, the Company issued Bristol a warrant to purchase such number of shares of common stock of the Company equal to the number of Conversion Shares issuable upon full conversion of the principal amount of the Bristol Note at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Bristol Note (the “Exercise Price”).  Bristol may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrant on a cashless basis, we will not receive any proceeds.

On April 7, 2009, the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd.  Pursuant to which Bristol purchased an aggregate principal amount of $156,875 of convertible demand promissory notes for an aggregate purchase price of $125,000.   The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

Simultaneously with the issuance of the Bristol Note, the Company issued Bristol a warrant to purchase such number of shares of common stock of the Company equal to the number of Conversion Shares issuable upon full conversion of the principal amount of the Bristol Note at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Bristol Note (the “Exercise Price”).  Bristol may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrant on a cashless basis, we will not receive any proceeds.

On April 28, 2009, the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd.  Pursuant to which Bristol purchased an aggregate principal amount of $28,865 of convertible demand promissory notes for an aggregate purchase price of $23,000.   The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

Simultaneously with the issuance of the Bristol Note, the Company issued Bristol a warrant to purchase such number of shares of common stock of the Company equal to the number of Conversion Shares issuable upon full conversion of the principal amount of the Bristol Note at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Bristol Note (the “Exercise Price”).  Bristol may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrant on a cashless basis, we will not receive any proceeds.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

On May 21, 2009, the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd.  Pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.   The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

Simultaneously with the issuance of the Bristol Note, the Company issued Bristol a warrant to purchase such number of shares of common stock of the Company equal to the number of Conversion Shares issuable upon full conversion of the principal amount of the Bristol Note at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Bristol Note (the “Exercise Price”).  Bristol may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrant on a cashless basis, we will not receive any proceeds.

On June 25, 2009, the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd.  Pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.   The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

Simultaneously with the issuance of the Bristol Note, the Company issued Bristol a warrant to purchase such number of shares of common stock of the Company equal to the number of Conversion Shares issuable upon full conversion of the principal amount of the Bristol Note at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Bristol Note (the “Exercise Price”).  Bristol may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrant on a cashless basis, we will not receive any proceeds.