Form 10-Q
period 2009-03-31
OXIS INTERNATIONAL INC
filed 2009-12-09
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	For the transition period from to .

Commission File Number 0-8092

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
468 N. Camden Dr., 2nd Floor, Beverly Hills, CA 90210 (Address of principal executive offices and zip code) (310) 860-5184 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                   Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                                                                 Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At October 30, 2009, the issuer had outstanding the indicated number of shares of common stock:  46,850,809.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$22,000
Accounts receivable, net	4,000	—
Inventory	3,000	3,000
Note receivable	250,000	250,000
Total Current Assets	257,000	275,000
Property, plant and equipment, net		—
Patents, net	294,000	308,000
Goodwill and other assets, net	7,000	7,000
Total Other Assets	301,000	315,000
TOTAL ASSETS	$558,000	$590,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$967,000	$919,000
Accrued expenses	1,170,000	1,029,000
Warrant liability	229,000	174,000
Demand note payable	35,000	25,000
Convertible debentures	2,123,000	2,123,000
Total Current Liabilities	4,524,000	4,270,000
Stockholders’ Deficit:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:		—
Series C - 96,255 and 96,230 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Series G – 25,000 and 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively		—
Common stock - $0.001 par value; 150,000,000 shares authorized; 46,850,809 and 46,850,809 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	47,000	47,000
Additional paid-in capital	71,126,000	71,126,000
Accumulated deficit	(75,140,000)	(74,854,000)
Total Stockholders’ Deficit	(3,966,000)	(3,680,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$558,000	$590,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenue:
Product revenues		$286,000
License revenues
TOTAL REVENUE		286,000
Cost of Product Revenue		174,000
Gross profit		112,000
Operating Expenses:
Research and development		56,000
Selling, general and administrative	139,000	559,000
Total operating expenses	139,000	615,000
Loss from Operations	(139,000)	(503,000)
Interest income	4,000
Other income
Change in value of warrant and derivative liabilities	(55,000)	(395,000)
Interest expense	(96,000)	(257,000)
Total Other Income (Expense)	(147,000)	(652,000)
Loss before provision for income taxes	(286,000)	(1,155,000)
Provision for income taxes		2,000
Loss from continuing operations	(286,000)	(1,157,000)
Loss from discontinued operations:
Net income from discontinued operations		63,000
Net loss on disposal of discontinued operations
Net income from discontinued operations		63,000
Net income (loss)	$(286,000)	$(1,094,000)
Earnings (Loss) Per Share – basic and diluted
Continuing operations	$(0.01)	$(0.02)
Discontinued operations

Weighted Average Shares Outstanding
Basic	46,850,809	46,850,809
Diluted	46,850,809	46,850,809

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2009 and
Year Ended December 31, 2008

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2007	96,230	$1,000	46,850,809	$47,000	$70,980,000	$(69,848,000)
Stock compensation expense for
Issuance of preferred Series G	25				19,000
options issued to non-employees					77,000
Stock compensation expense for
options issued to employees					50,000
Net loss						(5,006,000)
Balance, December 31, 2008	96,255	$1,000	46,850,809	$47,000	$71,126,000	$(74,854,000)
Net loss						(286,000)
Balance, March 31, 2009	96,255	$1,000	46,850,809	$47,000	$71,126,000	$(75,140,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008

	Three months Ended March 31,
	2009 (unaudited)	2008 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(286,000)	$	$(1,094,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment			16,000
Amortization of intangible assets	14,000		22,000
Stock compensation expense for options and warrants issued to employees and non-employees			97,000
Amortization of debt discounts			169,000
Change in value of warrant and derivative liabilities	101,000		395,000
Minority interest in subsidiary			55,000
Changes in operating assets and liabilities:
Accounts receivable	(4,000)		(55,000)
Inventory			14,000
Prepaid expense and other current assets			20,000
Accounts payable	48,000		174,000
Accrued expenses	95,000		36,000
Income tax payable			79,000
Net cash used in operating activities	(32,000)		(72,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	—		—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short-term borrowings	10,000		—
Net cash provided by financing activities	10,000		—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,000)		(72,000)
CASH AND CASH EQUIVALENTS - Beginning of period	22,000		1,140,000
CASH AND CASH EQUIVALENTS - End of period	$—		$1,068,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

Note 1 -- The Company and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by Oxis International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2009.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Organization and Line of Business

   OXIS International, Inc. with its subsidiaries (collectively, “OXIS” or the “Company”) is engaged in the development of clinical, nutraceutical and therapeutic products, which includes new technologies applicable to conditions and diseases associated with oxidative stress. OXIS has historically derived its revenues primarily from sales of research diagnostic assays to research laboratories – a business segment which is no longer operated or owned by Oxis (see below for transaction description related  to Percipio). The Company’s diagnostic products included twenty-five research assays to measure markers of oxidative stress. During 2008, the Company determined to focus its resources on the development and sale of neutraceutical and other products based on its patents for Ergothioneine, Superoxide Dismutase (SOD’s), Glutathione Peroxidase (GPx), Myeloperoxidase (MPO), BXT and other proprietary compounds. The Company intends to continue to supplement its intellectual property in the area of oxidative stress while emphasizing its core focus on developing and marketing products utilizing existing patents and know how.

  OXIS’ majority owned subsidiary up until June 19, 2008, BioCheck Inc. (“BioCheck”) offered its clinical laboratory and in vitro diagnostics customers over 40 clinical diagnostic assays.  BioCheck’s primary product line consisted of enzyme linked immunosorbentassay, or ELISA, kits that are widely used in medical laboratory settings.  These test kits are applicable to cardiac markers, infectious disease, thyroid function markers, fertility hormones, and other miscellaneous clinical diagnostic markers.  BioCheck had several products under development for cancer, cardiac/inflammatory and angiogenesis research applications.  In addition to clinical and research assay products, BioCheck provided various research services to pharmaceutical and diagnostic companies worldwide.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $75,140,000 through March 31, 2009.  On a consolidated basis, the Company had cash and cash equivalents of 0 at March 31, 2009. The Company's plan is to raise additional capital until such time the Company can increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company can not assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
MARCH 31, 2009
(UNAUDITED)

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

Segment Reporting

The Company operates in one reportable segment.

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

The Company issued no stock options to employees and directors during the three months ended March 31, 2009 and 2008, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2007: expected volatility of 176%; average risk-free interest rate of 5.0%; initial expected life of 4.45 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The company recognized in share-based compensation expense for non-employees of $0 and $97,000 for the three months ended March 31, 2009 and 2008, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Stock options issued to non-employees as consideration for services provided to the Company have been accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation expense be recognized for all such options.  The company recognized in share-based compensation expense for non-employees of $0 and $97,000 for the three months ended March 31, 2009 and 2008, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the three months ended March 31, 2009 and 2008, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2009.

Description	Level 1	Level 2	Level 3

Assets
Cash equivalents	$0	$—	$—
Liabilities
Warrant liability	—	229,000	—

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

Note 2 -- Inventories

Below is a summary of inventory at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Raw materials	$—	$—
Work in process	—	—
Finished goods	3,000	3,000
	$3,000	$3,000

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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
MARCH 31, 2009
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

Demand Notes

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

Note 4 -- Stockholders’ Equity

Common Stock

Each share of common stock is entitled to one vote at the Company's annual meeting of stockholders.

 During the year ended December 31, 2007, the Company issued a total of 240,000 shares of common stock for services and accounts payable valued at $24,000.  No shares of the Company’s common stock were issued during the year ended December 31, 2008.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through March 31, 2009.

On December 4, 2008, the Company entered into and closed an Agreement (the “Bristol Agreement”) with Bristol Investment Fund, Ltd. (“Bristol”) pursuant to which Bristol agreed to cancel the debt payable by the Company to Bristol in the amount of approximately $20,000 in consideration of the Company issuing Bristol 25,000 shares of Series G Convertible Preferred Stock, which such shares carry a stated value equal to $1.00 per share (the “Series G Stock”).

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)
The Series G Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price equal to the lesser of $.01 or 60% of the average of the three lowest trading prices occurring at any time during the 20 trading days preceding the conversion.   The Series G Stock, as amended, shall have voting rights on an as converted basis multiplied by 100.

In the event of any liquidation or winding up of the Company, the holders of Series G Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The Series G Stock restricts the ability of the holder to convert the Series G Stock and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by Bristol and its affiliates after such conversion does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

The Series G Stock was previously referred to in an 8-K filed by the Company on December 10, 2008 in error as the “Series E Stock”. Further, the Series G Stock initially incorrectly provided that it voted on an as converted basis multiplied by 10.  This incorrectly reflected the intent of the Company and the holder.  As such, the Company approved an amendment of the Certificate of Designation on December 12, 2008 to provide that the Series G Stock votes on an as converted basis multiplied by 100.
On October 13, 2009 the Company was informed by Theorem Group, LLC that it had purchased all of the outstanding Series G Preferred Stock and Theorem gave notice to the Company that it intended to exercise its ability to vote on all shareholder matters utilizing the super voting privileges provided by the Series G Stock.

Common Stock Warrants

The Company reserved 1,472,969 shares of common stock for issuance upon the exercise of warrants granted in connection with the Company's January 14, 2004 promissory convertible notes. Warrants to purchase 712,500 shares of common stock are currently exercisable at $0.50 per share and expired on January 14, 2009. The exercise price is subject to adjustments for stock splits, combinations, reclassifications and similar events. As of December 31, 2008, no such adjustments have occurred. Certain piggy-back registration rights apply to the shares underlying these warrants. On December 30, 2004, as an incentive for the seven lenders to convert their notes to common stock, the Company issued additional warrants that are currently exercisable to purchase 760,469 shares of common stock at an exercise price of $1.00 per share that expire on December 29, 2009. The exercise prices are subject to adjustments for stock splits, combinations, reclassifications and similar events. As of December 31, 2008, these warrants remain unexercised. The fair value of the shares issuable under these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 73%; risk-free interest rate of 4.25%; initial expected life of five years and no expected dividend yield. The resulting fair values of $159,000 related to the initial warrants and $202,000 related to the incentive warrants were recorded during 2004 as financing fees in the consolidated statement of operations.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

On March 19, 2009, the Company issued to Bristol a warrant to purchase 1,255,000 shares of common stock at an exercise price of $0.01 per share.  The common stock purchase warrant expires on March 19, 2016.

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:
	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2008	5,527,254	$0.33
Granted	—	—
Forfeited	2,500	2.88
Exercised	—	—
Outstanding as of March 31, 2009	5,524,754	$0.32

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Warrants

Following is a summary of the warrant activity:
	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2008	25,260,587	$0.55
Granted	1,255,000	0.01
Forfeited	712,500	0.50
Exercised	—	—
Outstanding as of March 31, 2009	25,803,087	$0.53

Note 6 -- Supplemental Cash Flow Disclosures

The Company recognized non-cash compensation expense of $0 and $82,000 related to the issuance and vesting of stock options issued to consultants in the three months ended March 31, 2009 and 2008, respectively.  The Company recognized non-cash compensation expense of $0 and $15,000 related to the issuance and vesting of stock options issued to employees in the three months ended March 31, 2009 and 2008, respectively.  Cash interest paid was $0 in the three months ended March 31, 2009 and 2008.

Note 7 -- Subsequent Events

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

On May 15, 2009, the Company entered into a convertible demand promissory note with Bristol Capital, LLC.  for certain consulting services totaling $100,000.  The note does not provide for any interest and is due upon demand by the holder.  The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

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

On June 22, 2009, the Company entered into a convertible demand promissory note with Theorem Group (“Theorem”) pursuant to which Theorem purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000. The Theorem Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Theorem notifies the Company that it elects to effectuate a conversion.

Simultaneously with the issuance of the Theorem Note, the Company issued Theorem a warrant to purchase such number of shares of common stock of the Company equal to the number of Conversion Shares issuable upon full conversion of the principal amount of the Theorem Note at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Theorem Note (the “Exercise Price”). Theorem may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Theorem exercises the Warrant on a cashless basis, we will not receive any proceeds.

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

On October 1, 2009, the Company entered into a financing arrangement with several accredited investors, pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $2,000,000. In connection with the October 2009 Financing, the Company issued the following securities to the October 2009 Investors:

·
0% Convertible Debentures in the principal amount of $2,000,000 due 24 months from the date of issuance (the “Debentures”), convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share;

·	Series A warrant to purchase such number of shares of the Company’s common stock equal to 50% of the principal amount invested by each investor (the “Class A Warrants” ) resulting in the issuance of Class A Warrants to purchase 20,000,000 shares of common stock of the Company.
·	Series B warrant to purchase such number of shares of the Company’s common stock equal to 50% of the principal amount invested by each investor (the “Class B Warrants”) resulting in the issuance of Class B Warrants to purchase 20,000,000 shares of common stock of the Company.

The full principal amount of the Debentures is due upon default under the terms of the Debentures. The Class A Warrants and Class B Warrants (collectively, the “Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis. The Debentures and the Warrants are collectively referred to herein as the “October 2009 Securities.”

The Company and the October 2009 Investors have agreed to place the proceeds from the October 2009 Financing in escrow. On a monthly basis, the Company and the nominee for the October 2009 Investors will send a joint statement, subject to settlement with existing creditors, to the escrow agent for the release of funds,

In connection with the sale of the October 2009 Securities by the Company, the Company and Bristol entered a Standstill and Forbearance Agreement, pursuant to which Bristol agreed to refrain and forbear from exercising certain rights and remedies with respect to (i) certain convertible debentures (the “October 2006 Debentures”), issued pursuant to that certain Securities Purchase Agreement, dated October 25, 2006 and (ii) demand notes (the “Bridge Notes”) issued by the Company on October 8, 2008, March 19, 2009, April 7, 2009, April 28, 2009, May 21, 2009 and June 25, 2009. In connection with the sale of the October 2009 Securities by the Company, the Company and Bristol have also entered into a waiver agreement (the “Waiver Agreement”) pursuant to which Bristol waived certain rights with respect to the October 2006 Debentures and Bridge Notes.

The conversion price and the exercise price will be subject to full ratchet anti-dilution adjustment in the event that the Company issues, after the closing date, common stock or common stock equivalents at a price per share less than the conversion price associated with the Debentures or the exercise price associated with the Warrants and to other normal and customary anti-dilution adjustment upon certain other events.

From the date of the closing of until such time the Debentures are no longer outstanding, if the Company effects a subsequent financing, the October 2009 Investors may elect, in their sole discretion, to exchange all or some of the October 2009 Debentures (but not the Warrants) for any securities or units issued in a subsequent financing on a $1.00 for $1.00 basis or to have any particular provisions of the subsequent financing legal documents apply to the documents utilized for the October 2009 Financing.

If at any time after the closing date, the Company shall determine to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others, then it shall include the shares of common stock underlying the Securities on such registration statement.   The Company has also agreed to use its best efforts to take the most efficient actions (either by Proxy or Information Statement, if qualified) to ensure that the Company at all times after 30 days from closing will have reserved a sufficient number of authorized shares such that all of the shares of common stock issuable upon conversion or exercise of the Debentures and the Warrants can receive valid, authorized shares of common stock upon any conversion or exercise.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “might,” “would,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans,” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Plan of Operation” sections of this report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the “Risk Factors” section and “Management’s Discussion and Analysis or Plan of Operation” section below, and other sections of this report.

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

Many of our planned neutraceutical products include L-Ergothioneine (“ERGO”) as a component. ERGO is naturally occurring, water soluble, antioxidant amino acid molecule found in most animals and plants. It is considered one of the most potent biological antioxidants known We hold patents and patent applications for the protective effect of ERGO on mitochondria, the commercial preparation process and the neuroprotective effects of ERGO. Oxis believes that it may be able to sell ERGO as a food supplement or in the form of tablets and is pursuing this avenue of sale and distribution of ERGO.  Accordingly, it is focusing its efforts in this direction.

Our cash holdings of $0 at March 31, 2009 were not sufficient to sustain our operations through the remainder of 2009.  See Liquidity and Capital Resources for a description of financing completed after March 31, 2009.

We had a net loss of $286,000 and $1,094,000 for the three months ended March 31, 2009 and 2008, respectively.  The net loss in the first three months of 2009 was primarily affected by interest expense associated with notes payable of $96,000. The net loss in the first three months of 2008 was primarily affected by non-cash expense relating to increase in warrant and derivative liabilities of $395,000, as well as interest expense associated with notes payable of $257,000.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $75,140,000 through March 31, 2009.  We plan to raise additional capital until such time we can increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses. There is no guarantee that we will be able to raise sufficient or any capital on acceptable terms, that we will generate additional revenue or that we will achieve profitability.

The rate of cash usage as of March 31, 2009 raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern, we are seeking additional equity or debt financing to obtain sufficient funds to sustain operations.  See Liquidity and Capital Resources for a description of financing completed after March 31, 2009.  We intend to increase revenues by introducing new products primarily based on our ergothioneine assets.  However, we cannot provide assurance that we will successfully obtain equity or debt or other financing, if any, sufficient to finance our goals or that we will increase product related revenues.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

Recent Developments

Appointment of Directors and Officers

On July 13, 2009, our board of directors appointed Sade Panahi as a member of the board of directors, effective immediately, to serve until the next annual meeting of stockholders.  Mr. Panahi was also appointed Chairman of the Compensation Committee.   Maurice Spitz resigned as Company Secretary and Treasurer.  Mr. Spitz continues to serve as a director.

On August 17, 2009 our board of directors appointed Gary Post as Secretary and Sade Panahi as Treasurer of the company.
Results of Operations

The following table presents the changes in revenues from 2008 to 2009:

	Three Months Ended March 31,
	2009	2008	Decrease from 2008
Product revenues	0	$286,000	$(286,000)
License revenues	0	0

The decrease in product revenues for the three months ended March 31, 2009 compared to the same period in 2008 was primarily attributable to the sale of the assay kit division in December 2008. We exited the Research Assay product line on December 11, 2008, when we entered into and closed an Asset Purchase Agreement with Percipio Biosciences, Inc. pursuant to which we agreed to sell most all of our assay business product line including certain account receivables, patents and trademarks.

Cost of Product Revenues

The following table presents the changes in cost of product revenues from 2008 to 2009:

	Three Months Ended March 31,
	2009	2008	Decrease from 2008
Cost of product revenues	0	$174,000	(174,000)

The change in cost of product revenues is attributable to the change in product sales.

Gross profit was $0 compared to $113,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in gross profit percentage is due to the decrease in revenues.

Research and development expenses

The following table presents the changes in research and development expenses from 2008 to 2009:

	Three Months Ended March 31,
	2009	2008	Decrease from 2008
Research and development expenses	0	$56,000	(56,000)

The decrease in research and development expenses is primarily attributable to decreased salaries and research and development activities.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2008 to 2009:

	Three Months Ended March 31,
	2009	2008	Decrease from 2008
Selling, general and administrative expenses	$139,000	$559,000	(420,000)

The decrease in selling, general and administrative expenses is primarily attributable to a decrease in non-cash compensation, a decrease in overhead, a reduction of salaried employees and a decrease in shareholder relations expenses.

Interest Income

Interest income was $4,000 compared to $0 for the three months ended March 31, 2009 and 2009, respectively.  The decrease is primarily due to the note receivable related to the sale of the assay kit division.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  We recognized an increase in expense of $55,000 and $395,000 for the three months ended March 31, 2009 and 2008, respectively.

Interest Expense

Interest expense was $96,000 compared to $257,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease is due to the interest on the convertible debentures and the amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures in the three months ended March 31, 2008.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $0 at March 31, 2009.  Cash used in operating activities was $32,000 during the three months ended March 31, 2009.  Our cash holdings of $0 at March 31, 2009 are not sufficient to sustain our operations through 2009.The current rate of cash usage raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern we are seeking additional equity and/or debt financing to obtain sufficient funds to sustain operations. See below under Promissory Note and Convertible Debenture. We plan to increase revenues by introducing new products.  However, we cannot provide assurance that we will successfully obtain equity or other financing, if any, sufficient to finance our goals or that we will increase product related revenues.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

The current rate of cash usage raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows.   We plan to increase revenues by introducing new products focused on L-Ergothioneine.   Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

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

Promissory Notes

On March 19, 2009, we entered into a convertible demand promissory note with Bristol Investment Fund, Ltd.  Pursuant to which Bristol purchased an aggregate principal amount of $12,500 of convertible demand promissory notes for an aggregate purchase price of $10,000.   The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies us that it elects to effectuate a conversion.

Simultaneously with the issuance of the Bristol Note, we issued Bristol a warrant to purchase such number of shares of common stock of the Company equal to the number of Conversion Shares issuable upon full conversion of the principal amount of the Bristol Note at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Bristol Note.  Bristol may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrant on a cashless basis, we will not receive any proceeds.

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

The Company has recorded a discount on the note totaling $125,000 as a result of the issuance of the warrants and beneficial conversion features.  Since the debt is not convertible into a fixed number of shares, the discount is being reflected as a component of derivative liabilities and will be adjusted to fair value on each balance sheet date.

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

The Company has recorded a discount on the note totaling $23,000 as a result of the issuance of the warrants and beneficial conversion features.  Since the debt is not convertible into a fixed number of shares, the discount is being reflected as a component of derivative liabilities and will be adjusted to fair value on each balance sheet date.

On May 15, 2009, the Company entered into a convertible demand promissory note with Bristol Capital, LLC. for certain consulting services totaling $100,000. The note does not provide for any interest and is due upon demand by the holder. The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

The Company has recorded discounts on the note totaling $10,000 for a discount related to the interest-free provision and $90,000 as a result of the beneficial conversion features. Since the debt is not convertible into a fixed number of shares, the discount is being reflected as a component of derivative liabilities and will be adjusted to fair value on each balance sheet date.

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

The Company has recorded a discount on the note totaling $25,000 as a result of the issuance of the warrants and beneficial conversion features.  Since the debt is not convertible into a fixed number of shares, the discount is being reflected as a component of derivative liabilities and will be adjusted to fair value on each balance sheet date.

On June 22, 2009, the Company entered into a convertible demand promissory note with Theorem Group (“Theorem”) pursuant to which Theorem purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000. The Theorem Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Theorem notifies the Company that it elects to effectuate a conversion.

Simultaneously with the issuance of the Theorem Note, the Company issued Theorem a warrant to purchase such number of shares of common stock of the Company equal to the number of Conversion Shares issuable upon full conversion of the principal amount of the Theorem Note at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Theorem Note (the “Exercise Price”). Theorem may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Theorem exercises the Warrant on a cashless basis, we will not receive any proceeds.

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

The Company has recorded a discount on the note totaling $25,000 as a result of the issuance of the warrants and beneficial conversion features.  Since the debt is not convertible into a fixed number of shares, the discount is being reflected as a component of derivative liabilities and will be adjusted to fair value on each balance sheet date.

Convertible Debenture

On October 1, 2009, the Company entered into a financing arrangement with several accredited investors, pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $2,000,000. In connection with the October 2009 Financing, the Company issued the following securities to the October 2009 Investors:

•
 0% Convertible Debentures in the principal amount of $2,000,000 due 24 months from the date of issuance (the “Debentures”), convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share;

•
Series A warrant  to purchase such number of shares of the Company’s common stock  equal to 50% of the principal amount invested by each investor (the “Class A Warrants” ) resulting in the issuance of Class A Warrants to purchase 20,000,000 shares of common stock of the Company.

•
Series B warrant to purchase such number of shares of the Company’s common stock equal to 50% of the principal amount invested by each investor (the “Class B Warrants”) resulting in the issuance of Class B Warrants to purchase 20,000,000 shares of common stock of the Company.

The full principal amount of the Debentures is due upon default under the terms of the Debentures.  The Class A Warrants and Class B Warrants (collectively, the “Warrants”) are exercisable for up to five  years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.  The Debentures and the Warrants are collectively referred to herein as the “October 2009 Securities.”

The Company and the October 2009 Investors have agreed to place the proceeds from the October 2009 Financing in escrow.  On a monthly basis, the Company and the nominee for the October 2009 Investors will send a joint statement, subject to settlement with existing creditors, to the escrow agent for the release of funds,

In connection with the sale of the October 2009 Securities by the Company, the Company and Bristol entered a Standstill and Forbearance Agreement, pursuant to which Bristol agreed to refrain and forbear from exercising certain rights and remedies with respect to (i) certain convertible debentures (the “October 2006 Debentures”), issued pursuant to that certain Securities Purchase Agreement, dated October 25, 2006 and (ii) demand notes (the “Bridge Notes”) issued by the Company on October 8, 2008, March 19, 2009, April 7, 2009, April 28, 2009, May 21, 2009 and June 25, 2009.  In connection with the sale of the October 2009 Securities by the Company, the Company and Bristol have also entered into a waiver agreement (the “Waiver Agreement”) pursuant to which Bristol waived certain rights with respect to the October 2006 Debentures and Bridge Notes.

The conversion price and the exercise price will be subject to full ratchet anti-dilution adjustment in the event that the Company issues, after the closing date, common stock or common stock equivalents at a price per share less than the conversion price associated with the Debentures or the exercise price associated with the Warrants and to other normal and customary anti-dilution adjustment upon certain other events.

From the date of the closing until such time the Debentures are no longer outstanding, if the Company effects a subsequent financing, the October 2009 Investors may elect, in their sole discretion, to exchange all or some of the October 2009 Debentures (but not the Warrants) for any securities or units issued in a subsequent financing on a $1.00 for $1.00 basis or to have any particular provisions of the subsequent financing legal documents apply to the documents utilized for the October 2009 Financing.

If at any time after the closing date, the Company shall determine to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others, then it shall include the shares of common stock underlying the Securities on such registration statement.   The Company has also agreed to use its best efforts to take the most efficient actions (either by Proxy or Information Statement, if qualified) to ensure that the Company at all times after 30 days from closing will have reserved a sufficient number of authorized shares such that all of the shares of common stock issuable upon conversion or exercise of the Debentures and the Warrants can receive valid, authorized shares of common stock upon any conversion or exercise.

    The October 2009 Investors have contractually agreed to restrict their ability to convert the Debentures and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by an October 2009 Investor and its affiliates after such conversion or exercise does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB 141R, Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we adopted FASB 141R effective January 1, 2009.

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

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follows:

•
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company’s Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value due to the short-term maturities of the investments held by these funds.

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2009.

Description	Level 1	Level 2	Level 3

Assets
Cash equivalents	$0		—
Liabilities
Warrant liability	—	$229,000	—

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

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

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

Revenue Recognition

Product Revenue

During 2008 we manufactured for inventory and subsequent sales, or had manufactured on a contract basis, research and clinical diagnostic assays and fine chemicals, which were our primary products sold to customers. Revenue from the sale of our products, including shipping fees, was recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectability is reasonably assured. Revenue from sales to distributors of our products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. Our mix of product sales are substantially at risk to market conditions and demand, which may change at any time.

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

Long-Lived Assets

Our long-lived assets include property, plant and equipment, capitalized costs of filing patent applications and goodwill and other assets. See Notes 1, 4, 5 and 6 to the audited consolidated financial statements for the year ended December 31, 2008 included in Form 10-KSB for more detail regarding our long-lived assets. We evaluate our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

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

Item 4T. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.  Based upon that evaluation, the Chief Executive Officer, who also acted as the Principal Financial Officer, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management Report on Internal Control over Financial Reporting

The financial statements, financial analyses and all other information included in this Quarterly Report on Form 10-Q was prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation.  Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time.

Our Company, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of March 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified is that during the quarterly period ending March 31, 2009 all accounting and financial reporting operations were and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.  Risk Factors

As the Company is a Smaller Reporting Company, the Company is not required to include disclosure pursuant to this Item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

Promissory Notes

 On March 19, 2009, we entered into a convertible demand promissory note with Bristol Investment Fund, Ltd.  Pursuant to which Bristol purchased an aggregate principal amount of $12,500 of convertible demand promissory notes for an aggregate purchase price of $10,000.   The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies us that it elects to effectuate a conversion.

Simultaneously with the issuance of the Bristol Note, we issued Bristol a warrant to purchase such number of shares of common stock of the Company equal to the number of Conversion Shares issuable upon full conversion of the principal amount of the Bristol Note at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Bristol Note.  Bristol may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrant on a cashless basis, we will not receive any proceeds.

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

The Company has recorded a discount on the note totaling $125,000 as a result of the issuance of the warrants and beneficial conversion features.  Since the debt is not convertible into a fixed number of shares, the discount is being reflected as a component of derivative liabilities and will be adjusted to fair value on each balance sheet date.

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

The Company has recorded a discount on the note totaling $23,000 as a result of the issuance of the warrants and beneficial conversion features.  Since the debt is not convertible into a fixed number of shares, the discount is being reflected as a component of derivative liabilities and will be adjusted to fair value on each balance sheet date.

On May 15, 2009, the Company entered into a convertible demand promissory note with Bristol Capital, LLC.  for certain consulting services totaling $100,000.  The note does not provide for any interest and is due upon demand by the holder.  The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

The Company has recorded discounts on the note totaling $10,000 for a discount related to the interest-free provision and $90,000 as a result of the beneficial conversion features.  Since the debt is not convertible into a fixed number of shares, the discount is being reflected as a component of derivative liabilities and will be adjusted to fair value on each balance sheet date.

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

The Company has recorded a discount on the note totaling $25,000 as a result of the issuance of the warrants and beneficial conversion features.  Since the debt is not convertible into a fixed number of shares, the discount is being reflected as a component of derivative liabilities and will be adjusted to fair value on each balance sheet date.

On June 22, 2009, the Company entered into a convertible demand promissory note with Theorem Group (“Theorem”) pursuant to which Theorem purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000. The Theorem Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Theorem notifies the Company that it elects to effectuate a conversion.

Simultaneously with the issuance of the Theorem Note, the Company issued Theorem a warrant to purchase such number of shares of common stock of the Company equal to the number of Conversion Shares issuable upon full conversion of the principal amount of the Theorem Note at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Theorem Note (the “Exercise Price”). Theorem may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Theorem exercises the Warrant on a cashless basis, we will not receive any proceeds.

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

The Company has recorded a discount on the note totaling $25,000 as a result of the issuance of the warrants and beneficial conversion features.  Since the debt is not convertible into a fixed number of shares, the discount is being reflected as a component of derivative liabilities and will be adjusted to fair value on each balance sheet date.

Convertible Debenture

On October 1, 2009, the Company entered into a financing arrangement with several accredited investors, pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $2,000,000. In connection with the October 2009 Financing, the Company issued the following securities to the October 2009 Investors:

•
 0% Convertible Debentures in the principal amount of $2,000,000 due 24 months from the date of issuance (the “Debentures”), convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share;

•
Series A warrant  to purchase such number of shares of the Company’s common stock  equal to 50% of the principal amount invested by each investor (the “Class A Warrants” ) resulting in the issuance of Class A Warrants to purchase 20,000,000 shares of common stock of the Company.

•
Series B warrant to purchase such number of shares of the Company’s common stock equal to 50% of the principal amount invested by each investor (the “Class B Warrants”) resulting in the issuance of Class B Warrants to purchase 20,000,000 shares of common stock of the Company.

The full principal amount of the Debentures is due upon default under the terms of the Debentures.  The Class A Warrants and Class B Warrants (collectively, the “Warrants”) are exercisable for up to five  years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.  The Debentures and the Warrants are collectively referred to herein as the “October 2009 Securities.”

The Company and the October 2009 Investors have agreed to place the proceeds from the October 2009 Financing in escrow.  On a monthly basis, the Company and the nominee for the October 2009 Investors will send a joint statement, subject to settlement with existing creditors, to the escrow agent for the release of funds.

In connection with the sale of the October 2009 Securities by the Company, the Company and Bristol entered a Standstill and Forbearance Agreement, pursuant to which Bristol agreed to refrain and forbear from exercising certain rights and remedies with respect to (i) certain convertible debentures (the “October 2006 Debentures”), issued pursuant to that certain Securities Purchase Agreement, dated October 25, 2006 and (ii) demand notes (the “Bridge Notes”) issued by the Company on October 8, 2008, March 19, 2009, April 7, 2009, April 28, 2009, May 21, 2009 and June 25, 2009.  In connection with the sale of the October 2009 Securities by the Company, the Company and Bristol have also entered into a waiver agreement (the “Waiver Agreement”) pursuant to which Bristol waived certain rights with respect to the October 2006 Debentures and Bridge Notes.

The Company and the October 2009 Investors have agreed to place the proceeds from the October 2009 Financing in escrow.  On a monthly basis, the Company and the nominee for the October 2009 Investors will send a joint statement, subject to settlement with existing creditors, to the escrow agent for the release of funds,.

In connection with the sale of the October 2009 Securities by the Company, the Company and Bristol entered a Standstill and Forbearance Agreement, pursuant to which Bristol agreed to refrain and forbear from exercising certain rights and remedies with respect to (i) certain convertible debentures (the “October 2006 Debentures”), issued pursuant to that certain Securities Purchase Agreement, dated October 25, 2006 and (ii) demand notes (the “Bridge Notes”) issued by the Company on October 8, 2008, March 19, 2009, April 7, 2009, April 28, 2009, May 21, 2009 and June 25, 2009.  In connection with the sale of the October 2009 Securities by the Company, the Company and Bristol have also entered into a waiver agreement (the “Waiver Agreement”) pursuant to which Bristol waived certain rights with respect to the October 2006 Debentures and Bridge Notes.

The conversion price and the exercise price will be subject to full ratchet anti-dilution adjustment in the event that the Company issues, after the closing date, common stock or common stock equivalents at a price per share less than the conversion price associated with the Debentures or the exercise price associated with the Warrants and to other normal and customary anti-dilution adjustment upon certain other events.

From the closing date  until such time the Debentures are no longer outstanding, if the Company effects a subsequent financing, the October 2009 Investors may elect, in their sole discretion, to exchange all or some of the October 2009 Debentures (but not the Warrants) for any securities or units issued in a subsequent financing on a $1.00 for $1.00 basis or to have any particular provisions of the subsequent financing legal documents apply to the documents utilized for the October 2009 Financing.

If at any time after the closing date, the Company shall determine to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others, then it shall include the shares of common stock underlying the Securities on such registration statement.   The Company has also agreed to use its best efforts to take the most efficient actions (either by Proxy or Information Statement, if qualified) to ensure that the Company at all times after 30 days from closing will have reserved a sufficient number of authorized shares such that all of the shares of common stock issuable upon conversion or exercise of the Debentures and the Warrants can receive valid, authorized shares of common stock upon any conversion or exercise.

    The October 2009 Investors have contractually agreed to restrict their ability to convert the Debentures and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by an October 2009 Investor and its affiliates after such conversion or exercise does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

Preferred Stock

On December 4, 2008, the Company entered into and closed an Agreement (the “Bristol Agreement”) with Bristol Investment Fund, Ltd. (“Bristol”) pursuant to which Bristol agreed to cancel the debt payable by the Company to Bristol in the amount of approximately $20,000 in consideration of the Company issuing Bristol 25,000 shares of Series G Convertible Preferred Stock, which such shares carry a stated value equal to $1.00 per share (the “Series G Stock”).  The Series G Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price equal to the lesser of $.01 or 60% of the average of the three lowest trading prices occurring at any time during the 20 trading days preceding the conversion. The Series G Stock, as amended, shall have voting rights on an as converted basis multiplied by 100.  In the event of any liquidation or winding up of the Company, the holders of Series G Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.  The Series G Stock restricts the ability of the holder to convert the Series G Stock and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by Bristol and its affiliates after such conversion does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock. The Series G Stock was previously referred to in an 8-K filed by the Company on December 4, 2008 in error as the “Series E Stock”.  Further, the Series G Stock initially incorrectly provided that it voted on an as converted basis multiplied by 10.  This incorrectly reflected the intent of the Company and the holder.  As such, the Company approved an amendment of the Certificate of Designation on December 12, 2008 to provide that the Series G Stock votes on an as converted basis multiplied by 100.

    All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.  Defaults Upon Senior Securities.

We have not made required monthly redemption payments beginning on February 1, 2007 to Purchasers of debentures issued in October 2006.  Pursuant to the provisions of the Secured Convertible Debentures, such non-payment is an event of default.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each purchaser has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  If we fail to make such payment in full, the Purchasers have the right sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.  The Monthly Redemption Amount is approximately $85,000 and as of November 30, 2009 we were 34 months behind.

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

On October 1, 2009, Bristol agreed to forbear from exercising its rights and remedies under the October 2006 debentures.  Bristol’s forbearance shall terminate on the earliest of (i) the date that less than 25% of the original principal amount of the October 2009 Debentures, in the aggregate, is then outstanding, (ii) the date, if any, on which a petition for relief under the United States Bankruptcy Code or any similar state is filed by or against the Company or any of its subsidiaries, (iii) the date that the Company defaults under any of the terms and conditions of the forbearance agreement, or (iv) the date the forbearance agreement is otherwise terminated or expires.  Bristol may terminate the forbearance agreement on three Business Days’ prior notice to the Company and Theorem.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Amendment to the Certificate of Designation for the Series G Preferred Stock
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oxis International, Inc.

December 8, 2009	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo President and Acting Chief Executive Officer

December 8, 2009	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo Acting Principal Financial and Accounting Officer