Form 10-Q
period 2009-09-30
OXIS INTERNATIONAL INC
filed 2009-12-09
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$—	$22,000
Accounts receivable, net	14,000	—
Inventory	3,000	3,000
Note receivable	238,000	250,000
Prepaid expenses and other current assets	60,000	—
Total Current Assets	315,000	275,000
Patents, net	267,000	308,000
Other assets	7,000	7,000
Total Other Assets	274,000	315,000
TOTAL ASSETS	$589,000	$590,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$989,000	$919,000
Accrued expenses	1,363,000	1,029,000
Derivative liability	532,000	174,000
Demand note payable, net of discount of $246,000 and $0, respectively	171,000	25,000
Convertible debentures	2,123,000	2,123,000
Total Current Liabilities	5,178,000	4,270,000
Stockholders’ Deficit:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Series G – 25,000 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 46,850,809 and 46,850,809 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	47,000	47,000
Additional paid-in capital	71,126,000	71,126,000
Accumulated deficit	(75,763,000)	(74,854,000)
Accumulated other comprehensive loss		—
Total Stockholders’ Deficit	(4,589,000)	(3,680,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$589,000	$590,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Revenue:
Product revenues	$—	$315,000	$35,000	$992,000
License revenues	—	—	—	—
TOTAL REVENUE	—	315,000	35,000	992,000
Cost of Product Revenue	3,000	392,000	24,000	816,000
Gross profit	(3,000)	(77,000)	11,000	176,000
Operating Expenses:
Research and development		(34,000)		23,000
Selling, general and administrative	84,000	383,000	453,000	1,120,000
Total operating expenses	84,000	349,000	453,000	1,143,000
Loss from Operations	(87,000)	(426,000)	(442,000)	(967,000)
Interest income	3,000	—	11,000	—
Change in value of warrant and derivative liabilities	(48,000)	565,000	(94,000)	169,000
Interest expense	(136,000)	(1,086,000)	(384,000)	(1,597,000)
Total Other Income (Expense)	(181,000)	(521,000)	(467,000)	(1,428,000)
Loss before provision for income taxes	(268,000)	(947,000)	(909,000)	(2,395,000)
Loss from discontinued operations:
Net income from discontinued operations	—	—	—	694,000
Net loss on disposal of discontinued operations	—	150,000	—	(2,723,000)
Net loss from discontinued operations	—	—	—	(2,029,000)
Net loss	$(268,000)	$(797,000)	$(909,000)	$(4,424,000)
Loss Per Share – basic and diluted
Continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Discontinued operations	—	—	—	$(0.07)

Weighted Average Shares Outstanding
Basic	46,850,809	46,850,809	46,850,809	46,850,809
Diluted	46,850,809	46,850,809	46,850,809	46,850,809

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Nine Months Ended September 30, 2009 (unaudited) and
Year Ended December 31, 2008

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2007	96,230	$1,000	46,850,809	$47,000	$70,980,000	$(69,848,000)
Stock compensation expense for
Issuance of preferred series G	25				19,000
options issued to non-employees					77,000
Stock compensation expense for
options issued to employees					50,000
Net loss						(5,006,000)
Balance, December 31, 2008	96,255	$1,000	46,850,809	$47,000	$71,126,000	$(74,854,000)
Net loss						(909,000)
Balance, September 30, 2009	96,255	$1,000	46,850,809	$47,000	$71,126,000	$(75,763,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008

	Nine months Ended September 30,
	2009 (unaudited)	2008 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(909,000)	$(4,424,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposition of asset		2,723,000
Depreciation of property, plant and equipment	—	15,000
Amortization of intangible assets	41,000	66,000
Stock compensation expense for options and warrants issued to employees and non-employees	—	97,000
Amortization of debt discounts	48,000	552,000
Change in value of warrant and derivative liabilities	132,000	(169,000)
Default costs on convertible debt	—	508,000
Consulting expenses	90,000	—
Changes in operating assets and liabilities:
Accounts receivable	(13,000)	(81,000)
Inventory	—	195,000
Prepaid expense and other current assets	(48,000)	111,000
Accounts payable	69,000	292,000
Accrued expenses	335,000	235,000
Net assets held for sale		(280,000)
Net cash flows from operating activities	(255,000)	(50,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash flows from investing activities	—	--
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short-term borrowings	233,000	—
Net cash flows from financing activities	233,000	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,000)	(160,000)
CASH AND CASH EQUIVALENTS - Beginning of period	22,000	191,000
CASH AND CASH EQUIVALENTS - End of period	$—	$31,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

Note 1 -- The Company and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by Oxis International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2009.  The results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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
September 30, 2009
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $75,763,000 through September 30, 2009.  On a consolidated basis, the Company had cash and cash equivalents of $0 at September 30, 2009. The Company's plan is to raise additional capital until such time the Company can increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company can not assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
September 30, 2009
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

The Company issued no stock options to employees and directors during the nine months ended September 30, 2009 and 2008, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2007: expected volatility of 176%; average risk-free interest rate of 5.0%; initial expected life of 4.45 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The company recognized in share-based compensation expense for non-employees $0 and $97,000 for the nine months ended September 30, 2009 and 2008, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the nine months ended September 30, 2009, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2009.

Description	Level 1	Level 2	Level 3

Assets
Cash equivalents	$0	$—	$—
Liabilities
Derivative liability	—	532,000	—

Subsequent Events

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Subsequent events have been evaluated through November 25, 2009, which is the date the financial statements were issued.

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

Note 2 -- Inventories

Below is a summary of inventory at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
Raw materials	$—	$—
Work in process	—	—
Finished goods	3,000	3,000
	$3,000	$3,000

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
September 30, 2009
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

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

On June 19, 2008, the Company received a Notice of Disposition of Collateral from Bristol in which Bristol notified the Company that Bristol, acting as the agent for itself and the three other Purchasers, purchased certain assets held as collateral under the security agreement (referred to in this report as the “Security Agreement”).  Bristol purchased 111,025 shares of common stock of BioCheck, Inc., the Company’s majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares of the capital stock of OXIS Therapeutics, Inc., a wholly owned subsidiary of OXIS, for a credit bid of $10,000.  In December 2005, OXIS purchased the 111,025 shares of common stock of BioCheck, Inc. for $3,060,000.  After crediting the aggregate amount of $60,000 to the aggregate amount due under the Debentures, plus fees and charges due through June 19, 2008, Bristol notified the Company that the Company remains obligated to the Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008. As a result of the disposition of the collateral, the Company recorded a net loss aggregating $2,978,000

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The Monthly Redemption Amounts can be paid with common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $690,000 on October 25, 2006.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants issues in this transaction into common stock. Therefore, the warrants issued in connection with this transaction have a fair value of $2,334,000 at October 20, 2006.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 158% and expected term of 1 to 6 years.   The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value on each balance sheet date with the change being shown as a component of net loss.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

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

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through September 30, 2009.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

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

On November 6, 2006, the Company issued a total of 2,749,441 warrants to directors of the Company with exercise prices ranging from $0.18 to $0.20.  These warrants expire on November 6, 2016 and vesting ranges from immediately to four years.  The fair value of these warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 158%; risk-free interest rate of 5.0%; initial expected life of five years and no expected dividend yield. The fair value of these warrants is being recognized as an expense as the warrants vest.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2008	5,527,254	$0.33
Granted	—	—
Forfeited	748,787	0.33
Exercised	—	—
Outstanding as of September 30, 2009	4,778,467	$0.33

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2008	25,260,587	$0.55
Granted	29,241,500	0.01
Forfeited	712,500	0.50
Exercised	—	—
Outstanding as of September 30, 2009	53,789,587	$0.26

Note 6 -- Supplemental Cash Flow Disclosures

The Company recognized non-cash compensation expense of $0 and $82,000 related to the issuance and vesting of stock options issued to consultants in the nine months ended September 30, 2009 and 2008, respectively.  The Company recognized non-cash compensation expense of $0 and $15,000 related to the issuance and vesting of stock options issued to employees in the nine months ended September 30, 2009 and 2008, respectively.  No cash interest was paid in the nine months ended September 30, 2009 and 2008.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

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

Our cash holdings of $0 at September 30, 2009 were not sufficient to sustain our operations through the remainder of 2009.  See Liquidity and Capital Resources for a description of financing completed after September 30, 2009.

We had a net loss of $268,000 and $909,000 compared to a net loss of $797,000 and $4,424,000 for the three months and nine months ended September 30, 2009 and 2008, respectively.  The net loss in the first nine months of 2009 was primarily affected by interest expense associated with notes payable of $384,000. The net loss in the first nine months of 2008 was primarily affected by the loss on disposition of subsidiary of $2,723,000, as well as interest expense associated with notes payable of $1,597,000.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $75,763,000 through September 30, 2009. Our cash holdings were $0 at September 30, 2009.  We plan to raise additional capital until such time we can increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, we can not assure that we will accomplish this task and there are many factors that may prevent us from reaching its goal of profitability.

The rate of cash usage as of September 30, 2009 raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern, we are seeking additional equity or debt financing to obtain sufficient funds to sustain operations.  See Liquidity and Capital Resources for a description of financing completed after September 30, 2009.  We intend to increase revenues by introducing new products primarily based on our ergothioneine assets.  However, we cannot provide assurance that we will successfully obtain equity or debt or other financing, if any, sufficient to finance our goals or that we will increase product related revenues.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

Results of Operations

The following table presents the changes in revenues from 2008 to 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Decrease from 2008	2009	2008	Decrease from 2008
Product revenues	—	$315,000	$(315,000)	$35,000	$992,000	$(957,000)

The decrease in product revenues for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to the sale of the assay kit division in December 2008.

Cost of Product Revenues

The following table presents the changes in cost of product revenues from 2008 to 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Decrease from 2008	2009	2008	Decrease from 2008
Cost of product revenues	$3,000	$392,000	$(389,000)	$24,000	$816,000	$(792,000)

The change in cost of product revenues is attributable to the change in product sales.

Gross profit was $(3,000) and $11,000 compared to $(77,000) and $176,000 for the three months and nine months ended September 30, 2009 and 2008, respectively.  The decrease in gross profit percentage is due to the decrease in revenues.

Research and development expenses

The following table presents the changes in research and development expenses from 2008 to 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Increase (Decrease) from 2008	2009	2008	Decrease from 2008
Research and development expenses:	—	$(34,000)	$34,000	—	$23,000	$(23,000)

The decrease in research and development expenses is primarily attributable to decreased salaries and research and development activities.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2008 to 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Decrease from 2008	2009	2008	Decrease from 2008
Selling, general and administrative expenses	$84,000	$383,000	$(299,000)	$453,000	$1,120,000	$(667,000)

The decrease in selling, general and administrative expenses is primarily attributable to a decrease in non-cash compensation, a decrease in overhead, a reduction of salaried employees and a decrease in shareholder relations expenses.

Interest Income

Interest income was $3,000 and $11,000 compared to $0 and $0 for the three months and nine months ended September 30, 2009 and 2008, respectively.  The increase is primarily due to the note receivable related to the sale of the assay kit division.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  We recognized an increase in expense of $48,000 and $94,000 compared to a decrease of $565,000 and $169,000 for the three months and nine months ended September 30, 2009 and 2008, respectively.

Interest Expense

Interest expense was $136,000 and $384,000 compared to $1,086,000 and $1,597,000 for the three months and nine months ended September 30, 2009 and 2008, respectively.  The decrease is due to the interest on the convertible debentures and the amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures in the nine months ended September 30, 2008.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $0 at September 30, 2009.  Cash used in operating activities was $255,000 during the nine months ended September 30, 2009.  Our cash holdings of $0 at September 30, 2009 are not sufficient to sustain our operations through 2009.The current rate of cash usage raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern we are seeking additional equity and/or debt financing to obtain sufficient funds to sustain operations. See below under Promissory Note and Convertible Debenture. We plan to increase revenues by introducing new products.  However, we cannot provide assurance that we will successfully obtain equity or other financing, if any, sufficient to finance our goals or that we will increase product related revenues.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at September 30, 2009.

Description	Level 1	Level 2	Level 3

Assets
Cash equivalents	$0		—
Liabilities
Derivative liability	—	$532,000	—

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

Item 4T. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.  Based upon that evaluation, the Chief Executive Officer, who also acted as the Principal Financial Officer, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

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

Our Company, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of September 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified is that during the quarterly period ending September 30, 2009 all accounting and financial reporting operations were and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.

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