Form 10-K
period 2009-12-31
OXIS INTERNATIONAL INC
filed 2010-03-30
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2009
or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transaction period from              to

Commission file number: 000-08092

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-1620407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

468 N. Camden Drive, 2nd Fl., Beverly Hills, California	90210
(Address of Principal Executive Offices)	(Zip Code)

(310) 860-5184
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer ☐                     Accelerated filer ☐
 Non-accelerated filer ☐  (do not check if a smaller reporting company)       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.1 million.   As of March 30, 2010, 77,403,440 shares of the registrant’s common stock, $.001 par value, were issued and outstanding.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans of operation, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “OXIS,”  “we,” “us,”  “our,” “the company” and “our company” refer to OXIS International, Inc., a Delaware corporation formerly known as DDI Pharmaceuticals, Inc. and Diagnostic Data, Inc., together with our subsidiaries.  References to “OXIS,” “we,” “us,”  “our,” “the company” and “our company” for periods prior to June 2008 include BioCheck, Inc., a majority owned subsidiary.

ITEM 1.	BUSINESS

OXIS International, Inc. (OXIS.OB) is engaged in the research, development and sale of products that counteract the harmful effects of “oxidative stress.” Oxidative stress refers to the situations in which the body’s antioxidant and other defensive abilities to combat free radicals (a.k.a highly reactive species of oxygen and nitrogen) are overwhelmed and normal healthy balance is lost.  Our product candidates include therapeutic nutraceutical products, cosmeceutical products and proprietary formulations that may out-licensed to biotech and pharmaceutical companies as drug candidates.  The primary products that we are initially focusing on incorporate the naturally occurring compound, L-Ergothioneine (“ERGO”), as a key component.

Until 2008, we engaged in the business of developing clinical and research assays and therapeutic compounds including developing new approaches to assessing and treating conditions and diseases associated with oxidative stress.  BioCheck, Inc., our majority owned subsidiary at that time, produced enzyme immunoassay diagnostic kits for clinical laboratories though 2008.  In 2008, we exited most of these lines of business relating to diagnostics and have since directed our attention to our current business of developing and marketing nutraceutical and cosmeceutical products in the field of oxidative stress reduction with a focus on products that include ERGO as a component.

Corporate History

The corporate predecessor of this company was incorporated in California in 1965 as Diagnostic Data, Inc (DDI).  DDI changed its state of incorporation to Delaware in 1972, and changed its name to DDI Pharmaceuticals, Inc. in 1985.  In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc.

Through 2008, we derived most of our revenues from sales of research diagnostic reagents and assays to medical research laboratories (“Research Assays”). Our Research Assay products included approximately 45 research reagents and 26 assays in most cases related to ways to measure oxidative stress. We developed, commercialized and marketed an extensive product line that provided several types of tools for researchers to identify and measure the balance between oxidative, nitrosative, antioxidant and inflammatory biomarkers in biological samples. We owned five U.S. patents and eight international patents with respect to these assays.  We also held the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation and marketed the antioxidant ERGO to industry leaders in the cosmetics industry.

In 2005, we acquired a majority interest in BioCheck, Inc., a privately held California corporation engaged in the production of enzyme immunoassay diagnostic kits for domestic and international clinical laboratories and in the development of certain custom antibodies.  Commencing in June 2006, we provided certain services to BioCheck and BioCheck provided certain services to us.  These services were billed and paid for on an hourly rate with an overhead surcharge. The services that BioCheck provided included as requested assisting us: (1) in manufacturing of our Research Assay test kits, (2) packaging and shipping such Research Assay test kits to our customers, and (3) undertaking research and development of certain new OXIS Research Assay test kits.

In October, 2006, we issued $1,694,250 of Secured Convertible Debentures to a group of investors.  To secure our obligations under the Secured Convertible Debentures, we granted the investors a security interest in substantially all of our assets, including a pledge of our ownership interests in our wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and our majority-owned subsidiary, BioCheck, Inc.  Bristol Investment Fund, Ltd., (“Bristol”) acted as the agent for itself and three other holders of the Secured Convertible Debentures.  As a result of this company’s default under the Secured Convertible Debentures, Bristol acquired our interest in the shares of BioCheck in June, 2008.

Our lead therapeutic drug candidate during 2004 to 2008 was BXT-51072, a low molecular weight oral drug that mimics the antioxidant activity of glutathione peroxidase.  BXT-51072 directly neutralizes hydrogen peroxide (a central reactive oxygen species) and appears to protect cells from peroxide mediated damage.  In September, 2004, we licensed the rights to BXT-51072 for cardiac indications to a company now known as Synvista Therapeutics, Inc.  Synvista conducted certain clinical trials with BXT-51072, but these trials were not successful and we do not anticipate any further revenue from this license. OXIS retains the rights to BXT-51072 for other indications and is considering evaluating the feasibility and desirability of out-licensing BXT-51072 and its other owned compounds for other indications.

In the third quarter of 2007, we initiated and completed an internal strategic review and analysis of our businesses with a goal of achieving financial stability and long term growth.   As a result of this review and analysis, our Board decided in September, 2007 to divest itself of the diagnostic elements of our business and change this Company’s business model to position the company for better growth opportunities.  We sought and obtained offers for our BioCheck, Inc. majority-owned subsidiary and our Research Assay product line.  However, before we could complete the sale of these businesses, Bristol foreclosed on its security interest in the BioCheck shares, and all of the shares of stock in BioCheck were acquired by Bristol.  Later, in December, 2008, we sold substantially all of the assets related to our Research Assay business to Percipio Biosciences, Inc.  However, the Research Assay product line that we sold did not include any rights, title, and interest related to our marketing and sale of nutraceutical, cosmeceutical or therapeutic products, such as the sale of ERGO or superoxide dismutase.  In particular, the Board believed that that ERGO had potent antioxidant as well as other properties and, accordingly, had potential for sale as a dietary supplement or “nutraceutical” and for use as an ingredient in personal care products.

Business

OXIS focuses on the research, development and sale of products and/or proprietary formulations that can be classified generally into four main business sectors:

1.           Dietary supplements, functional foods and functional beverages;

2.           Personal care products, including skin care and cosmetics products;

3.           Veterinary products for companion animals, livestock and performance animals such as race horses; and,

4.           Proprietary compounds that may be out-licensed to biotechnology and/or pharmaceutical companies.

To date, our operations have been focused on to developing a line of dietary supplements containing ERGO. A limited release of a joint health product named “Ergo-Plex” in 2009 by means of a long-form direct mail program produced a very favorable response rate.  While we have not released any of our other proposed products as of this date, we have entered into an agreement with a leading service provider in the direct marketing response business for the purpose of developing a follow-up offering with a target mailing date of summer 2010. This offering will include a "foundation" ERGO supplement with a higher level of ERGO than in the previous “Ergo-Plex” product and is intended to build the  body's total ERGO supply. A second product will be an improved joint health formulation similar to the Ergo-Plex product offered in 2009.  Our plans call for subsequent offerings that contain ERGO, including, but not limited to, enhanced formulations to support cardiovascular, brain and immunological health.

Based on our current internal projections regarding the development of these products, and on the estimated time to manufacture, package and market these products, we anticipate that we will commercially release our first products during the summer of 2010.

Science Background/Rationale

The following key points summarize the science background and rationale for our business.

Internally and externally generated free radical and oxidative stress have been proven to contribute to disease and aging.

Free radicals (a.k.a. highly reactive species of oxygen and nitrogen) can damage the body when they exceed the body’s natural defenses to counteract them.  This condition is commonly referred to as “oxidative stress.”  These unstable molecules are produced continuously in the body as a result of oxygen metabolism and inflammatory reactions.  Inflammation contributes to many disorders including most of the “itis” diseases and mostly notably arthritis. The body also encounters free radicals when exposed to sunlight, air pollution, pharmaceutical drugs tobacco smoke, and following strenuous exercise.  Free radicals can react with key organic substances such as lipids (fats), proteins and DNA in a process called “oxidation.”  Oxidative damage disturbs the function of biological molecules causing disease and a wide variety of physiological changes associated with premature aging and disease.  By way of example, free radical damage to DNA has been associated with cancer, damage to lipids with atherosclerosis,  damage to proteins with premature aging and neurodegenerative diseases such as Alzheimer’s disease. All of the body’s organ systems are susceptible to oxidative stress but the lungs, the brain, the eyes, the cardiovascular system, the skin and the reproductive systems are especially vulnerable.

Antioxidants and other systems in the human body work to counteract the effects of oxidative stress.

The human body has a special intrinsic group of “defensive” antioxidant enzymes including superoxide dismutase, catalase and glutathione peroxidase that can act synergistically to neutralize oxidative stress.  Antioxidants that are ingested either as components of the foods or as ingredients in dietary supplements also play an important role in reducing oxidative stress. These include well-known and widely consumed vitamins such as Vitamin C and Vitamin E. Other dietary antioxidants include beta-carotene (converted in the body to Vitamin A and found in dark green vegetables, fruits like apricots and cantaloupes, squash, carrots, sweet potatoes and pumpkins). In addition, certain dietary substances such as proanthocyanins, anthocyanins, polyphenols, flavonoids, and metal chelators can also reduce oxidative stress. These natural compounds exist in a variety of food products such as grains, fruits, vegetables, herbs, spices, teas, red wine and soybeans.  For example, tomatoes are a particularly good source of lycopene, also believed to be an antioxidant.

The key concern is that the protective antioxidant systems of the body can be overwhelmed as a result of the stresses of aging, disease, exposure to environmental toxins and the day-to-day stresses of modern life. The consequence is a reduction in overall health and well being, the development of disease and/or accelerated aging.

Our business focuses on this major health challenge with the goal of identifying and developing a number of naturally occurring substances that can be used by humans and animals as supplements to protect them from the harmful effects of oxidative stress. These supplements would bolster the effects produced by the body’s own intrinsic defense mechanisms and amplify the helpful impact of the dietary intake of antioxidants and other helpful nutrients.

We believe that there is a rationale for focusing our efforts on naturally occurring protective substances since they are more likely to be both safe and efficacious. Many of these naturally occurring compounds promoting better health are contained in foods.  However, in most cases, these foods cannot be consumed in sufficient quantities to obtain the health benefits of these naturally occurring substances. Thus, a key component of our business plan is providing these specific helpful compounds in sufficient quantities in the form of dietary supplements or “functional” foods that contain these compounds.

Our first group of products incorporates the naturally occurring compound, L-Ergothioneine (“ERGO”), as a key component.

ERGO is naturally occurring, water soluble, amino acid antioxidant produced by microbes in the soil and most commonly found in (but not produced by) various species of mushrooms and grapes, meats and dairy products. Humans and most animals typically have low levels of ERGO since the amount of ERGO in the diet is relatively small.

Our intellectual property includes three patents and two patent pending applications that cover the synthesis of highly-purified ERGO and the protective effect of ERGO on mitochondria and other pivotal body structures and functions.  A number of peer reviewed scientific papers referenced on our website (www.oxis.com) indicate that ERGO is one of the most potent, multifaceted biological compounds with both appreciable antioxidant and other protective properties.  ERGO acts by itself, or in combination with other natural compounds to improve the body’s own intrinsic defenses against oxidative stress.  Accordingly, Oxis focuses its efforts on developing products that deliver the benefits of ERGO taken by itself and in combination with other elements that enhance other health protective systems.

Our patented and proprietary manufacturing method produces ERGO in commercial quantities analytically indistinguishable from its form found in humans. ERGO exists in certain types of mushrooms, grapes, meats and dairy products. However, it is not commercially practical to extract ERGO from these natural sources and it essentially impossible to ingest a diet that provides enough ERGO to take full advantage of its potential health benefits.

We are establishing several marketing channels to commercialize our planned products.  These include non-traditional, direct to consumer channel (i.e. multi-level-marketing (MLM), infomercials, direct-mail, Internet) as well as traditional channels of mass retail and specialty retail.  We plan to develop products internally and seek complementary acquisitions that may provide additional products, expand our customer base and/or add to our distribution capabilities.

ERGO has a number of special properties that decrease oxidative stress and may be beneficial for reducing the risk of developing certain diseases, contributing to healthy aging and reducing the risk of age-related diseases.

ERGO has been known to science since the early 20th century and the efficacy of ERGO as a multi-faceted antioxidant is supported by considerable published peer-review scientific research. In particular, ERGO also has fundamental anti-inflammatory and other potentially beneficial effects as evidenced by its ability to inhibit multiple mechanisms that contribute to inflammation and oxidative stress.  Some specific examples include the ability of ERGO to: 1) inhibit NF-kB activation (a central mechanism for implementing inflammatory responses),  2) abolish the transcriptional activation of interleukin-8 (a pro-inflammatory cytokine chemical that attracts white blood cells into sites of inflammation, for example an arthritic joint), 3)  reduce apoptosis (a mechanism by which cells commit suicide which may be important in controlling inflammation and aging),   4) suppress the formation of peroxynitrite  (a reactive nitrogen  species that has many effects, especially the damaging nitration of proteins seen in neurodegenerative and vascular disorders), and, 5) to decrease hydrogen peroxide formation and its many effects on pro-inflammatory signaling mechanisms. These multiple scientific observations suggest the multifaceted actions of ERGO and suggest the potential importance of having this broad reaching agent in optimal levels to achieve health and combat aging and disease.

A good example of the protective effect of ERGO has been demonstrated in studies of Amyloid beta (Ab) which is the major component of senile plaques - the brain lesion that commonly occurs and is considered to play a causal role in the development and progression of Alzheimer’s disease.

The exact cause of the injury due to this amyloid molecule is of current interest in neurodegenerative disease research. A key finding is that ERGO may reduce this injury process that appears to involve oxidative stress damage to important brain constituents. Moreover, peer-reviewed, published scientific research shows that reactions involving b-amyloid peptides are associated with important neurotransmitter signaling deficits in the brains of patients with Alzheimer’s disease. The conclusion that can be drawn is that ERGO protects the neurons of the brain against injury by reducing the damage caused by neurotoxins.  We intend to continue to pursue the practical value of these and other observations about the potential wide ranging benefits of ERGO by conducting research and collaborating with experts in academic institutions.

It is also significant that ERGO has been shown to possess properties that may be beneficial in maintaining overall health and reducing the risk of disease.

Some of these additional benefits include the ability of ERGO to:

1.	Conserve and maintain the levels of other antioxidants such as Vitamin E, Vitamin C and glutathione;

2.	Increase respiration and the oxidation of fat (possibly contributing to increased energy and exercise capacity);

3.	Protect the mitochondria from damage;

4.	Protect against environmental ultraviolet radiation (likely to be important in protecting the eyes against cataract producing oxidative injury); and,

5.	Neutralize increased oxidative stress by providing an ROS (radical oxygen species) and RNS (radical nitrogen species) scavenging capacity that protects key molecules in the body.

The recent identification of an ERGO transporter (a facilitator for moving ERGO into cells and maximizing its activities) suggests the physiological relevance of ERGO as a potential therapeutic agent. Although more needs to be learned about this intrinsic mechanism for localizing and using ERGO, the presence of a special system dedicated to ERGO further suggests the potential importance of ERGO. Moreover, the ERGO transporter system suggests the potential specific importance of ERGO as a therapeutic agent for chronic inflammatory diseases, such as Crohn’s disease, ulcerative colitis, and rheumatoid arthritis and Type I diabetes as well as aging and other significant health processes.

Products

Our strategy is to develop and maximize product designed for consumer use and to utilize the most effective distribution channels to: (1) attract new customers, (2) develop “relationships” with them, and (3) build and maintain sales with them. Essentially all of our products are “consumables” that can generate a stream of repeat sales with the same customers.

We produced and sold a product named “Ergo-Plex” during 2009 via a direct mail program conducted in conjunction with a company specializing in this type of marketing.  Ergo-Plex is a dietary supplement that may be prepared in a variety of ingestible forms that provides ERGO and other widely accepted and clinically proven ingredients for the maintenance of joint health.

We have sold small amounts of ERGO as a component to selected commercial customers in the cosmetics industry, especially in skin care products. We have also provided ERGO to a customer for use in veterinary fertility.  However, our initial focus is to develop and sell products to the consumer products sector.

This company is in the process of developing a broader line of dietary supplements containing ERGO, and plans in the future to develop, by itself or via alliances, functional food and beverages and cosmeceutical products.  Oxis’ product/market strategy is based on the rapid development of innovative products for these consumer markets.  Product development will be achieved by a team comprised of our executive leadership, our Science Advisory Board and outside firms that specialize in these fields.

Markets

The products that Oxis is developing and plans to sell address very large, but fragmented markets with a wide variety of products, producers and marketing channels.  According to Nutrition Business Journal, the total retail natural products market amounted to approximately $101.8 billion in retail sales in calendar 2008.

Oxis competes in: (1) the dietary supplements market with 2008 estimated retail sales of $25.2 billion (vitamins, minerals and other supplements), (2) the functional foods market with 2008 estimated retail sales of $36.8 billion, and, (3) the personal care market with $10.1 billion in estimated retail sales in 2008.

Oxis also intends to compete in the market for veterinary products including both products for companion animal (such as dietary supplements and topical products) and products based on our prior experience with companies in reproductive science for horses, pigs and other livestock.

We may also enter the health care segment of the companion animal products segment, which is an very large target segment accounting for over $6.8 billion in global sales, with the US being the dominant market.  The total global market for animal health products is estimated to be $17.4 billion.

Finally, we believe that there are opportunities for us to out-license proprietary compounds to biotech and pharmaceutical companies as drug candidates.  Oxis owns several patents that could cover viable drug candidates at this time and expects to add to its IP portfolio as it builds relationships with various researchers around the globe, especially those focusing on therapeutics employing ERGO. Oxis believes that several of its patents may be related to the potential use of ERGO in compounds having therapeutic value in the preservation of organs for transplantation and as a treatment to address the significant oxidation stress occurring after both stroke and heart attack.

Oxis owns one approved pharmaceutical product (trademarked as Palosein) for veterinary use and is evaluating the re-launch of this product. This drug would compete with several prescription drugs for veterinary use such as Adequan (Polysulfated Glycosaminoglycan - PSGAG Solution) and Rimadyl.

Marketing, Sales and Distribution

North American Marketing

Our immediate marketing and sales plan emphasizes close and direct contact with the consumer. This strategy stresses building a significant and enduring customer base and maximizing profits by eliminating one or more layers in the certain distribution channels. This approach compares favorably with a traditional retail distribution strategy where the consumer relationship is with the retailer and manufacturer profits are lower in terms of both sales and profits.

Examples of methods to build direct consumer relationships include multi-level marketing, Internet sales, long and short-form television infomercials, long and short-form radio infomercials and direct mail programs.  We plan to further evaluate all of these approaches for the distribution of our consumer products and utilize the approaches which best build and maintain consumer relationships and maximize our profits.

Foreign Marketing

While we initially will be focusing on the North American market, we expect to market our products in high potential foreign markets such as Europe, Japan, and certain emerging Asian markets.  We intend to reach these markets through business alliances with companies in these geographic regions that possess the necessary market knowledge, expertise and ability to reach and sell to consumers and other market participants.

Manufacturing

We have outsourced the manufacturing of the ERGO and we are working to expand our manufacturing capacity and reduce the cost of producing ERGO. We have had a multi-year relationship with our primary manufacturing source that manufactures ERGO according to our patented, proprietary process. We also plan to outsource the manufacture of all products that we plan to sell through various channels into the marketplace.  We believe there is wide variety of companies who can efficiently and cost-effectively manufacture our products.

Patents and Trademarks

OXIS Patent Portfolio

Below is a list of patents and patent applications that serve as a base for new product development and are particularly relevant to our planned businesses.  These patents and patent applications address the protective effect of ERGO on mitochondria, the ERGO manufacturing process, and the neuroprotectant methods and compositions of ERGO. Certain patents cover potential therapeutic drug candidates that we may out-license to biotech and pharmaceutical companies. In addition, we own certain other patents not directly related to our planned nutraceutical and cosmeceutical business that are not shown here.

OXIS Ergothioneine Patents

	U.S. Patent 5,438,151 issued August 1, 1995 entitled “Process for the Preparation of Ergothioneine” will expire on February 8, 2014.
	U.S. Patent 6,103,746 issued August 8, 2000 entitled “Methods and Compositions for the Protection of Mitochondria” will expire on February 19, 2018.
	Mexican Patent 211035 issued October 25, 2002 entitled “Methods and Compositions for the Protection of Mitochondria” will expire on February 19, 2018. OXIS Ergothioneine Pending Applications
	U.S. Application 12/595,506 filed October 9, 2009 entitled “Ergothioneine and/or its Derivatives as a Cell Preservative”.
	Canadian Application (Number not yet assigned) filed October 9, 2009 entitled “Ergothioneine and/or its Derivatives as a Cell Preservative”.

Selected Licensed BXT-51072 Patents – Potential Drug Candidates and Related Patents


U.S. Patent 5,968,920 issued October 19, 1999 entitled “Novel Compounds having a Benzoisoelen-Azoline and -Azine Structure, Method for Preparing Same and Therapeutic Uses Thereof” will expire on April 7, 2015.

	U.S. Patent 6,093,532 issued July 25, 2000 entitled “Method for Storing a Biological Organ Transplant Graft Using a Benzisoelen-Azoline or -Azine Compound” will expire on April 7, 2015.

U.S. Patent 5,973,009 issued October 26, 1999 entitled “Aromatic Diselenides and Selenosulfides, their Preparation and their Uses, more Particularly their Therapeutic Use” will expire on December 23, 2017.

	U.S. Patent 6,525,040 issued February 25, 2003 entitled “Cyclic Organoselenium Compounds, their Preparation and their Uses” will expire on December 23, 2017.

The foregoing patents can expire earlier if they are abandoned or are not adequately maintained.  No assurance can be given that patents will be issued from any of the pending patent applications or that the scope of the coverage claimed in our patent applications will not be significantly reduced prior to any patent being issued.

Trademarks

Oxis has a number of trademarks available for its use including: Ergo-Plex®, ERGOLD®, Ergo-Max®, Ergo-Pur®, V[eye]tamin®, Immortal Energy®, Palosein®, ERGO®, L-Ergo®.

Competition

Our primary initial target markets of: (1) dietary supplements and functional foods and beverages, and, (2) personal care products are very large and includes some bigger, more dominant companies. However, these larger companies co-exist in the market with many smaller companies with less than $5 million of sales per year. Companies in these fields have vastly different amounts of financial and other resources. A few larger competitors are able to distribute through drug store and food chains and other mass marketers. However, many smaller companies develop their own followings and distribution approaches and are many are believed to have achieved profitability, albeit at lower levels of sales.  Competition is based on perceived product benefits and image (especially for cosmeceuticals) and to a lesser degree on price.   The more price sensitive items are typically the less differentiated products such a single vitamins in standard tablets (e.g., Vitamin C or E).

In the dietary supplement field the largest, best known competitors include:  NBTY, Pharmavite, Amway Nutrilite and Herbalife.  Some apparently successful smaller companies include New Chapter and Nature’s Way.

In functional foods and beverages field, some of the largest and best known competitors include Monavie, Hain-Celestial, Pom, Wonderful, Hanson, Red Bull and Silk.  Some apparently successful smaller companies include Lifeway and Honest Teas.

In the cosmeceutical space the largest, best known competitors include:  L’Oreal, Estee Lauder, NuSkin and Mary Kay.  Some apparently successful smaller companies include Nature’s Gate and Dermalogica.

The Company believes that its products in these segments based initially on ERGO can compete successfully in these markets and that the Company will have sufficient resources to do so.

Government Regulation

The manufacturing, packaging, labeling, advertising, distribution and sale of our proposed nutraceutical and cosmeceutical products will be subject to regulation by one or more federal agencies, principally the U.S. Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC”).  Our activities will also be regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States if we offer and sell any products abroad. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the manufacturing, packaging, labeling, distribution and sale of food, pharmaceutical, and over-the-counter drugs. The FTC regulates the advertising of these products.

In addition, our nutraceutical business may be regulated by the United States Food and Drug Administration, or FDA as a dietary supplement (under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) or as a food under the Nutrition Labeling and Education Act of 1990 (“NLEA”). The FDA monitors the safety of dietary supplements along with the label claims made for both functional foods and dietary supplements.  The FTC monitors advertising claims made for all products, including nutraceutical and cosmeceutical products to ensure that all labeling, including health related claims, are truthful and not misleading.  We believe that we are in compliance with all guidelines with regarding the manufacturing, marketing and sales of our nutraceutical products.

We do not anticipate that we will be directly involved in any regulation regarding our therapeutic compounds since we will be out-licensing these compounds to biotech and pharmaceutical companies that will be responsible for this aspect of our therapeutic business.

Employees

As of December 31, 2009, we had no employees.  During 2009, because we were transitioning our operations to our new business plan, the company’s business was managed by several part-time consultants, including our chief executive officer, who reported directly to the Board of Directors.  Our financial affairs were primarily managed by an outside finance consultant who reported to the Board and is now our Chief Financial Officer.  As of March 30, 2010, these two individuals and a new President are all officers and employees of the Company.  As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

ITEM 1A.                      RISK FACTORS

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company.  The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities.  If any of the following or other risks actually occurs, our business, financial condition or operating results and the trading price or value of our securities could be materially and adversely affected.

Risks Related To Our Business

We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.

We have operated at a loss since our inception.  We incurred net losses of $2,246,000, and $5,006,000 for the years ended December 31, 2009 and 2008, respectively.  We had an accumulated deficit as of December 31, 2009 of approximately $77,100,000 and a working capital deficit of approximately $5.8 million.  We are likely to continue to incur losses unless and until we are able to commercialize one or more of our proposed products.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all.  If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

We will need additional capital in order to successfully implement our business plan, without which we may not be able to successfully implement our business plan, which may cause us to have to curtail or cease operations.

Based on our current level of operations and assumptions regarding future expenses, we believe that we have sufficient cash on hand and future cash in-flows to fund our administrative expenses for the next year.  However, our business plan calls for us to incur significant additional expenses in connection with marketing and commercializing our future products and in developing and expanding our business and operations.  Although we anticipate that our future operations will generate operating revenues, our future development costs, and the costs of commercially releasing any of our proposed products will exceed the amount of cash that we currently have.  Accordingly, in order to expand our operations in the manner contemplated by our business plan, or to continue to operate our company more than twelve months from now, we will have to either (i) obtain additional debt or equity financing or (ii) enter into a strategic alliance with a synergistic company to provide its required funding.

While we have had substantive discussions with potential providers of additional capital, we do not have commitments from any third parties at this time to provide this financing.  Thus, there can be no assurance that sufficient funding will be available to us at acceptable terms or at all.  If we are unable to obtain sufficient financing on a timely basis, the development of our products could be delayed, our marketing plans may have to be scaled back, and we could be forced to reduce the scope of our product development and operations, or otherwise limit or terminate our operations altogether.  Any equity additional funding that we obtain will reduce the percentage ownership held by our existing security holders.

We have no direct operating history in the nutraceutical and cosmeceutical business, which makes it difficult to evaluate our financial position and our business plan.

Until the end of 2008, we were engaged in the sale of research diagnostic reagents and assays to medical research laboratories, and in the production of enzyme immunoassay diagnostic kits for domestic and international clinical laboratories.  Since 2008, we no longer are engaged in those businesses, and have restructured our operations as discussed in Part I of this document.   However, since we have only recently commenced our new operations  pursuant to this business model  and have not yet generated significant revenues from our new operations, we have no operating history in that line of business on which a decision to invest in our company can be based.  The future of our company currently is dependent upon our ability to implement our new business plan.  And, we have brought onto our team several individuals with direct experience in these fields. to help achieve this. However, while we believe that our business plan, if implemented as contemplated, will make our company successful, we have no operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

We plan to outsource and rely on third parties for the development and manufacture and marketing of our products.

Our business model calls for the outsourcing of the development, manufacturing and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving the profitability of these products for us.  We have not yet entered into all of the  manufacturing arrangements that we will required and there can be no assurance that we will be able to enter into satisfactory arrangements for these development and manufacturing services or the marketing of our products.

Our products will be subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of our products.

The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of any products that we may in the future release will be subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC.  Failure to comply with these regulatory requirements may result in various types of penalties or fines.  These include injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Individual states also regulate nutritional supplements.  A state may interpret claims or products presumptively valid under federal law as illegal under that state's regulations. In markets outside the United States, we may have to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

•	requirements for the reformulation of certain or all products to meet new standards,

•	the recall or discontinuance of certain or all products,

•	additional record keeping,

•	expanded documentation of the properties of certain or all products,

•	expanded or different labeling,

•	adverse event tracking and reporting, and

•	additional scientific substantiation.

Any or all of these requirements could have a material adverse effect on us. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

Our success may be linked to the size and growth rate of the vitamin, mineral and supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

Some manufacturers in our industry have experienced a slow-down in sales of nutritional supplements. An adverse change in size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

We are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, and adverse publicity and negative public perception regarding particular ingredients or products or our industry in general could limit our ability to increase revenue and grow our business.    Decisions about purchasing made by consumers of our products may be affected by adverse publicity or negative public perception regarding particular ingredients or products or our industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry and/or the healthy foods channel. Adverse publicity may have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

We face intense competition from competitors that are larger, more established and that possess greater resources than we do, and if we are unable to compete effectively, we may be unable to maintain sufficient market share to sustain profitability.

Numerous manufacturers and retailers compete actively for consumers. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutraceutical and cosmeceuticals can be purchased in a wide variety of channels of distribution. These channels include mass market retail stores and the Internet. Because these markets generally have low barriers to entry, additional competitors could enter the market at any time. Private label products of our customers also provide competition to our products. Additional national or international companies may seek in the future to enter or to increase their presence in the nutraceutical and cosmeceutical or the vitamin, mineral supplement market. Increased competition in either or both could have a material adverse effect on us.

The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results.    Recently it has become more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us. These developments could prevent us from offering or supplying competitive products or ingredients in the marketplace. They could also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights. If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results.

Our patents may not protect the proprietorship of our products.

Our ability to compete successfully will depend to a significant extent, on our patents and on our ability to defend our patents.   Most of the initial products that we plan to release are based on the benefits of ERGO. Our patents and patent applications address the ability to make ERGO and its protective effect of ERGO on mitochondria and its neuroprotectant properties. We believe these patents thus provide us with a competitive advantage in our market.  We have retained the service of the law firm of Quinn Emanuel Urquhart & Sullivan, LLP to assess and enforce our patent protection rights for manufacture and use of ERGO which has been used in a variety of product world-wide, principal in cosmeceuticals. However, the failure to defend our patents could have an adverse effect on our planned business operations and product sales.

Even though we have obtained patent protection for certain effects and preparation processes related to Ergothioneine, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement by third parties or protect us against our infringement of the proprietary rights of third parties.  Patent litigation is expensive, and we may not be able to afford the costs.

Ergothioneine has been previously marketed by various other companies in cosmeceutical and nutraceutical purposes.  This may make it more difficult for us to enforce our patent coverage for our proposed products and easier for third parties to compete against us.

Risks Related to Our Securities

Our common stock is quoted on the OTC Bulletin Board and may be traded infrequently and in low volumes,  which may negatively affect your ability to sell your shares at or near the quoted bid prices and may reduce the stock price of your shares.

The shares of our common stock may trade infrequently and in low volumes on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market.  These factors may have an adverse impact on the trading and price of our securities, and could even result in the loss by investors of all or part of their investment.

You may have difficulty selling our shares because they are deemed “penny stocks.”

Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse).  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Our existing stockholders are subject to significant additional dilution if the currently outstanding options, warrants and convertible promissory notes are exercised.

As of March 30, 2010, a total of 77,403,440 shares of our common stock were issued and outstanding.  However, we currently have outstanding options, warrants and convertible promissory notes that could result in the issuance of a total of 459,416,847 additional shares of common stock.  In addition, we have entered into agreement that grant certain parties the right to convert amounts that we owe into up to 2,500,000 shares of additional shares.  If all shares issuable under the foregoing options, warrants, convertible promissory notes and other agreements were issued, our current shareholders would own 14% of the then outstanding shares of common stock. We plan to take measures, as they are available and appropriate, to reduce the amount of potential dilution. These measures might include paying off certain debt instruments that contain rights to convert into a substantial number of shares.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of March 30, 2010, our directors and executive officers have the ability to direct the voting of approximately 59% of our outstanding common stock.  Theorem Group, LLC, an affiliate of Mr. Dube, through its right to vote approximately 81% of our voting shares, will be able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial sales of our common stock could cause our common stock price to fall.

In addition to the 77,403,440 shares of common stock that are outstanding as of March 30, 2010, there are currently approximately 461,916,847 shares of our common stock issuable upon exercise of outstanding stock options, warrants, convertible debentures, and other agreements.  If many of these shares are actually issued, the percentage of our company owned by the current stockholders will substantially decrease, which could substantially reduce the value of each shares of currently outstanding common stock.  In addition, the voting power of the currently outstanding shares would substantially decrease.  Furthermore, the possibility that substantial amounts of our common stock may be sold in the public market could adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities. However, holders of certain securities that may be convertible into common stock are limited in their ability to convert by contractual terms and other practical limitations.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements by us of new product releases, or the delay in releasing new products;

•	developments with respect to our patents or proprietary rights;

•	announcements of new products or new contracts by our competitors;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the nutraceutical, cosmeceutical and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this report.

ITEM1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive office is located at 468 N. Camden Drive, 2nd Fl., Beverly Hills, California 90210.  We also currently sublease office space and other facilities from Theorem Capital, LLC at 2049 Century Park East, Suite 3630, Los Angeles, California 90067 on a month-to-month basis for $5,000 per month.  See, “Item 13. Certain Relationships and Related Transactions, and Director Independence,” below.

ITEM 3.	LEGAL PROCEEDINGS

On December 29, 2009 Hines Vaf No Cal Properties, L.P. (“Hines”) filed a verified complaint against us for breach of written contract (lease) for failure to pay rent.  The lawsuit was filed in the Superior Court of California, County of San Mateo.  Hines is seeking damages in the amount of approximately $60,000 with interest of 10%, attorneys’ fees and costs of the suit.   We are currently in discussions with Hines to resolve this matter out of court.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Until May 2009, our common stock was traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “OXIS.”  From May 20, 2009 until March 11, 2010, our common stock was traded on Pink OTC Markets Inc. trading platform under the symbol “OXIS”.  Since March 11, 2010, our common stock is again quoted on the OTCBB under the “OXIS” trading symbol.

There has been limited trading in our common stock.  Accordingly, the prices for our common stock quoted on the OTCBB or Pink OTC Markets Inc. may not be reliable indicators of the value of our common stock.  The following table sets forth the high and low bid prices for shares of our common stock for the quarters noted, as reported on the OTCBB and the Pink OTC Markets Inc.  The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2008	First Quarter	$0.13	$0.06
	Second Quarter	$0.13	$0.01
	Third Quarter	$0.05	$0.02
	Fourth Quarter	$0.07	$0.03

Fiscal Year 2009	First Quarter	$0.06	$0.04
	Second Quarter	$0.15	$0.04
	Third Quarter	$0.17	$0.07
	Fourth Quarter	$0.40	$0.16

Our common stock is also quoted on several European based exchanges including Berlin (OXI.BE), Frankfort (OXI.DE), Nouveau Marche) (OXIS.F),the Euronext (OXI.NX), Paris, (OXI.PA) and London (OHLW.L).  The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of March 30, 2010, there were approximately 1,050 stockholders of record, which total does not include stockholders who hold their shares in “street name.”  The transfer agent for our common stock is ComputerShare, whose address is 350 Indiana Street, Golden, CO 80401.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future.  Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant.  However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Recent Issuances of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2009 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

Repurchase of Shares

We did not repurchase any shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Until the end of 2008, we were engaged in the business of developing clinical, and research assay products and out-licensed certain and therapeutic compounds addressing conditions and diseases associated with oxidative stress.  During 2008, we lost our ownership interest in BioCheck, Inc., our majority owned subsidiary that was engaged in the production of enzyme immunoassay diagnostic kits for clinical laboratories, and in December 2008 we sold substantially all of the assets of our Research Assay product line to Precipio Biosciences, Inc.  Since the beginning of 2009, our focus has been on continuing the re-direction our business plan, on obtaining financing to fund our revised business plan, building a new management team to further develop and implement our new business strategy.  .  As a result, we conducted limited sales operations during 2009. In 2008 we primarily earned our revenues from sales of research diagnostic reagents and assays to medical research laboratories. Our diagnostic products included approximately 45 research reagents and 26 assays primarily related to oxidative stress. We hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is L-Ergothioneine (“ERGO”), a potent antioxidant produced by OXIS we believe is appropriate for sale over-the-counter as a dietary supplement. In 2009, the company continued to pursue the sales of nutraceuticals based on ERGO as part of its continuing strategy.

We incurred net losses of $2,246,000 and $5,006,000 in 2009 and 2008, respectively.  The net loss in 2009 was primarily affected by interest expense associated with notes payable of $1,136,000. The net loss in 2008 was primarily affected by the loss on disposition of a subsidiary of $2,978,000, as well as interest expense associated with notes payable of $1,657,000.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $77,100,000 through December 31, 2009.  Our cash holdings at December 31, 2009 were $1,293,000, of which $1,261,930 was held in escrow.   Because our current activities generate minimal revenues, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses.   There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan.  The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

Disposition of Our Subsidiaries – BioCheck, Inc. and OXIS Therapeutics, Inc.

On October 25, 2006, we completed a private placement of debentures and warrants under a securities purchase agreement with four accredited investors. In connection with this financing we issued secured convertible debentures in an aggregate principal amount of $1,694,250, and Series A, B, C, D, and E common stock warrants. We were in default under the terms of the debentures, because we were unable to make monthly payments to our investors. Bristol Investment Fund, Ltd., acting on behalf of itself and the other investors of our convertible debentures, foreclosed on most of the shares of BioCheck, Inc. that we owned in July 2008, and subsequently purchased our remaining 2% interest in BioCheck for $40,000 in October 2008.  Accordingly, we no longer have an ownership interest in BioCheck, Inc.

Divestment of the Oxis Research Assays

On December 11, 2008, we entered into and closed an Asset Purchase Agreement with Percipio Biosciences, Inc., (“Percipio”), pursuant to which we agreed to sell substantially all of our Research Assay product line including all or substantially all of its accounts receivable, patents and trademarks.  The Research Assay assets did not include any rights related to our ability to market, sell or license nutraceutical or therapeutic products including, the sale of L-Ergothioneine or superoxide dismutase as a nutraceutical or a component of a therapeutic product.  In consideration for the acquisition of the Research Assays assets, Percipio issued to us a 6% secured promissory note in the principal amount of $250,000.  On April 7, 2009 the Company entered into an Assignment and Assumption Agreement with Bristol Investment Fund, Ltd whereby Bristol agreed to lend us $156,875.  As a condition to funding the convertible demand loan, we assigned all of its rights, title and interest under the Percipio promissory note receivable to Bristol.

Bristol Debt Financing

From October 8, 2008 to June 25, 2009, we issued a series of convertible demand notes to Bristol Investment Fund, Ltd. (“Bristol”) for an aggregate principal amount of $261,040 (the “Bristol Notes”).  The Bristol Notes were purchased for an aggregate purchase price of $208,000, are issued with original interest discount of 20.3%, are payable upon demand and are convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies we that it elects to effectuate a conversion.   In connection with the Bristol Notes, we issued to Bristol warrants to purchase up to the number of shares of common stock equal to the number of shares of common stock issuable upon full conversion of the principal amount of the Bristol Notes at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the such Bristol Note.  Bristol may exercise the warrants on a cashless basis if the shares of common stock underlying such warrants are not then registered pursuant to an effective registration statement.  To date, we have not registered the shares underlying these notes.  In the event Bristol exercises a warrant or warrants on a cashless basis, we will not receive any proceeds from the exercise of such warrant or warrants.

October 2009 Financing

On October 1, 2009, we completed a $2,000,000 private placement of the following convertible debentures and warrants.  The securities were sold to certain accredited investors, including Theorem Group, LLC, an affiliate of Mr. Dube, one of our directors.  The securities consisted of the following:

•
0% Convertible Debentures in the aggregate principal amount of $2,000,000 (the “Convertible Debentures”), convertible into an aggregate of up to 40,000,000  shares of the Company’s common stock at a per share conversion price equal to $0.05 per share. The Convertible Debenture is not secured by any collateral and become due and payable on September 30, 2011.

•
“Series A Warrants” to purchase an aggregate of up to 20,000,000 shares of the Company’s common stock. The Series A Warrants have an exercise price of $0.0625 per share and expire on September 30, 2014.

•	“Series B Warrants” to purchase an aggregate of up to 20,000,000 shares of the Company’s common stock. The Series B Warrants have an exercise of $0.0750 per share and expire on September 30, 2014.

The terms of the Convertible Debentures, the Series A Warrants and the Series B Warrants do not permit conversion or exercise, as the case may be, if, following such conversion or exercise, the holder would beneficially own more than 4.99% of our outstanding common stock. This limitation may be waived upon 61 days’ prior notice to us, provided that in no event shall the limitation exceed 9.99%.  The Convertible Debentures, Series A Warrants and Series B Warrants also entitle its holders full anti-dilution coverage and piggy-back registration rights.  The Convertible Debentures grant the holders thereof certain preemptive rights to purchase the securities that we may issued during the term of the debentures.

The proceeds from the sale of our securities in October 2009 were placed in escrow, and are subject to the terms and conditions of that certain Escrow Agreement we entered into with Law Offices of Jacques Chen (as escrow agent), Theorem Capital, LLC and Theorem Group, LLC.  Pursuant to the terms of the escrow agreement, the escrow agent will disburse funds from the escrow on a monthly basis only if it receives written instructions from both this company and Theorem Capital.   If either party does not execute the notice, the escrow agent is not permitted to disburse any funds to the company.  Mr. Dube is a member of this company’s Board of Directors and the Managing Member of Theorem Capital.  As of March 30, 2010, a total of $1,193,070 has been released from the escrow to us, and the balance, $806,930, is still held in the escrow account.

Standstill and Forbearance Agreement with Bristol

At the time we sold the $2,000,000 Convertible Debentures in October 2009, we were in default of our indebtedness under the October 2006 Debentures and the various Bristol Notes.  In connection with the October 2009 financing, we entered into that certain Standstill and Forbearance Agreement with Bristol, pursuant to which Bristol agreed to forbear from exercising its rights and remedies under the October 2006 Debentures and the Bristol Notes until the date when the outstanding principal balance of the Convertible Debentures falls below $500,000, or at such time as Theorem Group, LLC permits Bristol to call the amounts outstanding under the October 2006 Debentures and the Bristol Notes.  Once the outstanding principal balance of the Convertible Debentures falls below $500,000, Bristol may declare the October 2006 Debentures and the Bristol Notes due and payable at any time.

No adjustments were made to the exercise price, conversion price, or the number of shares of common stock issuable upon exercise or conversion, as the case may be, to the convertible securities held by Bristol upon the issuance of securities by the Company in October 2009, pursuant to that certain letter of waiver executed by Bristol on October 1, 2009.

Recent Developments

Issuance of Series G Convertible Preferred Stock

On December 4, 2008, Bristol Investment Fund, Ltd. (“Bristol”) agreed to cancel debt payable by us to Bristol in the amount of approximately $20,000 in exchange for 25,000 shares of Series G Convertible Preferred Stock (“Series G Preferred Stock”).  The shares of Series G Preferred Stock have a stated value equal to $1.00 per share.

The Series G Preferred Stock was convertible, at any time at Bristol’s option, into our common shares based on a conversion price equal to the lesser of $.01 or 60% of the average of the three lowest trading prices occurring at any time during the 20 trading days preceding the conversion. The Certificate of Designation of the Series G Preferred Stock incorrectly stated that the shares had voting rights on an as converted basis multiplied by 10 (rather than 100, as was the intention of the parties)  On October 13, 2009, Bristol sold all of the shares of Series G Preferred Stock to Theorem Group, LLC (“Theorem”).

Issuance of Series H Convertible Preferred Stock; Exchange of Series G Convertible Preferred Stock

Following our discovery of the error in the Series G Preferred Stock Certificate Designation, on December 10, 2008 we disclosed the error and our intention to amend the Certificate of Designation of the Series G Preferred Stock to correct the voting rights granted to the holder of the Series G Preferred Stock.  Following the purchase by Theorem of the Series G Preferred Stock from Bristol on October 13, 2009, we discovered certain other inaccuracies in the terms of the Series G Preferred Stock and inconsistencies with the disclosures made by us regarding such terms.  Accordingly, rather than amending the Certificate of Designation of the Series G Preferred Stock to correct the voting rights provisions and to otherwise confirm the rights of the Series G Preferred Stock, we filed a Certificate of Designations with the Secretary of State of the State of Delaware to authorize and create a new series of preferred stock designated as “Series H Convertible Preferred Stock” (the “Series H Preferred Stock”) on February 5, 2010.  In connection with the filing of the Certificate of Designations for the Series H Preferred Stock, we entered that certain Exchange Agreement with Theorem, dated February 10, 2010, pursuant to which Theorem exchanged all its shares of Series G Preferred Stock for an equal number of Series H Preferred Stock.  In the Exchange Agreement, Theorem also released us from any liabilities related to the incorrect terms of the Series G Preferred Stock.

Conversion of Debt to Equity

During the first quarter of 2010, we reached agreements with several parties pursuant to which we were able to extinguish a total of over $500,000 of obligations that we owed to various creditors and service providers, including to (i) Ambient Advisors, LLC, an affiliate of Gary Post, one of our directors, and (ii) John Repine, a member of our Scientific Advisory Board and a former director of the Company, and the University of Colorado, the university with which Dr. Repine is associated.  The foregoing obligations were released and extinguished in consideration for the issuance of a total of 2,125,131unregistered shares of our common stock (and in the case of John Repine and Gary Post, also in consideration for the signing of new agreements with them for continuing roles with the Company).  In addition, we also agreed with one of our creditors to settle a $411,082 obligation through the payment of $225,000.  The foregoing $225,000 payment is due and payable by no later than July 13, 2011.  Until the $225,000 payment is made, the creditor has the right, subject to certain limitations, to convert some or that entire amount into shares of our common stock at a conversion price of $0.10 per share.

Results of Operations

Revenues

During the fiscal year ended December 31, 2008 (“fiscal 2008”), we generated revenues from sales of assays made by our research assays business that was conducted in fiscal 2008 by our Oxis Therapeutics and BioCheck, Inc. subsidiaries.  In the fiscal year ended December 31, 2009 (“fiscal 2009”), we obtained all of our revenues from the sale of a nutraceutical product. The following table presents the changes in revenues from fiscal 2008 to fiscal 2009:

			Decrease from 2008
	2009	2008	Amount	%

Product revenues	$48,000	$1,143,000	$(1,095,000)	(95.8)

The decrease in product revenues in fiscal 2009 compared to fiscal 2008 was attributable to the sale of the Oxis Research Assay product line in December 2008.  Accordingly, we did not generate any revenues from our research assay business in fiscal 2009.

Cost of product revenues

The following table presents the changes in cost of product revenues from fiscal 2008 to fiscal 2009:

			Decrease from 2008
	2009	2008	Amount	%

Cost of product revenues	$50,000	$909,000	$(859,000)	(94.5)

The change in cost of product revenues is attributable to the change in product sales.  Cost of product revenue as a percentage of product revenues was 104% for 2009, compared to 59.9% for 2008.  The change was as a direct result of write down of inventory.

Gross profit was $(3,000) in fiscal 2009 compared to $234,000 for fiscal 2008.  Gross profit as a percentage of revenues was (6.2) % compared to 40.0% for 2009 and 2008, respectively.  The decrease in gross profit percentage is due to the decrease in product revenues and licensing revenues as well as a write down of inventory.

Research and development expenses

During fiscal 2008, we incurred $44,000 of research and development expenses in connection with currently expensed research and development towards patent development and other capitalized research programs and projects.  During fiscal 2009, we did not conduct any research and development activities and, accordingly, did not incur any research and development expenses.

Selling, general and administrative expenses

As discussed above, during 2008 we lost our interest in BioCheck, Inc. in June 2008, and we sold our assay assets in December 2009.  Accordingly, during fiscal 2009, we did not conduct any active business operations, which enabled us to reduce the number of our salaried employees, decrease overhead expenses, and reduce our shareholder relations expenses.  As a result, our selling, general and administrative expenses decreased in fiscal 2009 by $247,000 from $1,401,000 in fiscal 2008 to $1,154,000.  Because we have recently hired additional officers and employees, and because we expect to more actively engage in operating activities in 2010, we expect that your selling, general and administrative expenses during the current fiscal year will increase compared to fiscal 2008.

Interest Income

Interest income was $4,000 compared to $0 for the year ended December 31, 2009 and 2008, respectively.  The interest income was the result of interest earned on the note receivable from the sale of the assay division through the date the note was assigned to Bristol.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.   When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  We recognized an increase in income of $26,000 and $159,000 for the years ended December 31, 2009 and 2008, respectively.

Interest Expense

Interest expense was $1,136,000 compared to $1,657,000 for the year ended December 31, 2009 and 2008, respectively.  The decrease is due to the interest on the convertible debentures and the amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $1,293,000 at December 31, 2009, total current assets of $1,384,000, and a working capital deficit of $5,566,000.  Cash used in operating activities was $937,000 during the year ended December 31, 2009.  Our cash holdings of $1,293,000 at December 31, 2009 together with the receipt of certain anticipated payments, is expected to be sufficient to fund our administrative expenses through the end of 2010.  However, our lack of revenues, our current liabilities of over $7 million, and our current rate of cash usage raise substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows or outside financing.   Although we anticipate that our revenues will increase during 2010 when we introduce our new proposed products as further describe in “Item 1, Business,” above, we do not currently anticipate that those funds will be sufficient in the short term to fund our working deficit or to repay our current liabilities.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

We presently do not have any available credit, bank financing or other external sources of liquidity.  We will need to obtain additional capital in order to expand our operations and fund any unanticipated increases in our administrative expenses.  To obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

We will still need additional capital in order to continue operations until, if ever, we are able to achieve positive operating cash flow.  Our goal is to obtain additional funding through the sale of debt or equity securities, or possibly through joint ventures or strategic relationships with unaffiliated third parties, or other financing approaches.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.  However, the trading price of our common stock and the downturn in the equity and debt markets are expected to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2009.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see the financial statements beginning on page F-1 located elsewhere in this annual report and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 18, 2008, Williams & Webster, P.S. advised us that it was resigning as our independent registered public accounting firm principally because we did not involve that firm in a financial review of our financials with respect to the Quarterly Report on Form 10-Q that was filed on August 19, 2009 as required by our engagement with the firm.  Except for an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern, the reports of Williams & Webster, P.S. on our consolidated financial statements for the years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, except for the uncertainty of going concern, audit scope, or accounting principle.

On November 17, 2008, we engaged Seligson & Gianattasio, LLP as our independent registered public accounting firm for our fiscal year ended December 31, 2008.  Seligson & Giannattasio, LLP audited our financial statements for the year ending December 31, 2009 and has been appointed as our independent registered public accounting firm for the fiscal year ending December 31, 2010.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who also served as our principal financial officer at that time) evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2009.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

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

As of December 31, 2009, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2009.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2009. However, the company has taken several actions to improve the company’s internal controls over financial reporting, especially with respect to issues mentioned in this paragraph, including hiring Michael Handelman as our new Chief Financial Officer effective March 17, 2010 and outlining new procedures for managing our payment systems and approvals for financial transactions.  Mr. Handelman is a certified public accountant.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

Effective March 29, 2010, we entered into a three-year employment agreement with Mr. Cataldo, our Chairman and Chief Executive Officer.  See, “Item 11, Executive Compensation--Employment Agreements.”

Effective March 29, 2010, we entered into an Advisory Agreement with Gary Post, our Secretary and a member of our Board of Directors.  See, “Item 11, Executive Compensation--Advisory Agreement.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 30, 2010.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Anthony J. Cataldo (1)	57	Chairman of the Board and Chief Executive Officer
Gary M. Post (2)	61	Director and Secretary
Anshuman “Andy” Dube (3)	33	Director
Bernard Landes(4)	60	President
Michael Handelman(4)	51	Chief Financial Officer and Treasurer

(1)	Appointed Chairman and Chief Executive Officer on March 26, 2009.
(2)	Resigned as Chief Operating Officer on June 20, 2008 and was elected Secretary on August 17, 2009.
(3)	Appointed to the Board of Directors on March 5, 2010.
(4)	Appointed effective March 1, 2010.

Anthony J. Cataldo was elected as this company’s Chairman and Chief Executive Officer and Director on March 26, 2009.  Mr. Cataldo served as Chief Executive Officer and Chairman of the Board of VoIP, Inc., a public company and provider of Voice over Internet Protocol (VoIP) communications, from September 2006 through April 2008.  Mr. Cataldo currently also is the Chief Executive Officer and Chairman of the Board of Green St. Energy, Inc., a public company that intends to enter the alternative energy business.  Mr. Cataldo joined Green St. Energy, Inc, in September 2008. From October 2003 through August 2006, Mr. Cataldo has served as non-executive Chairman of the Board of Directors of BrandPartners Group, Inc., a public company provider of integrated products and services dedicated to providing financial services and traditional retail clients with turn-key environmental solutions. Mr. Cataldo also served as non-executive Co-Chairman of the board of MultiCell Technologies, Inc., a public company supplier of functional, non-tumorigenic immortalized human hepatocytes, from February 2005 through July 2006. Mr. Cataldo has also served as Executive Chairman of Calypte Biomedical Corporation, a publicly traded biotechnology company, involved in the development and sale of urine based HIV-1 screening tests from May 2002 through November 2004. Prior to that, Mr. Cataldo served as the Chief Executive Officer and Chairman of the Board of Directors of Miracle Entertainment, Inc., a Canadian film production company, from May 1999 through May 2002 where he was the Executive Producer or Producer of several motion pictures.  From August 1995 to December 1998, Mr. Cataldo served as President and Chairman of the Board of Senetek, PLC, a publicly traded biotechnology company involved in age-related therapies.

Gary M. Post has served as a Director of the company since March 15, 2006 and has served as this company’s part-time as Chief Operating Officer through an Advisory Agreement with Ambient Advisors, LLC from October, 2006 to November 2008.  Mr. Post was appointed our Secretary in July, 2009 and serves as Chairman of the Audit and Nominating Committees of the Company and a member of its Compensation Committee.  Since 1999 Mr. Post has been the Managing Director and Investment Principal of Ambient Advisors, LLC.  Ambient Advisors primarily invests in and advises small to medium size private and public companies with a particular interest in the health care and life sciences sector and certain other special situations. In his capacity as Managing Director at Ambient Advisors, Mr. Post has acted as an interim Chief Executive Officer in two private early to mid stage companies that Ambient had invested in, Opticon Medical, Inc., a medical device company and OccMeds Billing Services, Inc., a worker’s compensation pharmacy payment processing company.  Mr. Post also served as a President and CEO of VoIP, Inc., a public company and provider of Voice over Internet Protocol (VoIP) communications, during 2006 and continued as a director of that company until 2008.  Mr. Post previously held senior positions at McKinsey and Company, Kidder Peabody, Drexel Burnham Lambert, and Houlihan Lokey, Howard and Zukin. Mr. Post holds a MBA from the U.C.L.A. Graduate School of Management and an A.B. in Economics from Stanford University.

Anshuman “Andy” Dube was appointed to our Board of Directors on March 5, 2010.  Mr. Dube co-founded and is the managing director of Theorem Capital, LLC, a Los Angeles based private equity firm specializing in consumer brands, a position which he has held since its inception in early2005.  Mr. Dube was an active angel investor in various companies including PayPal (sold to eBay), WebEx (NASD: WEBX), and Dollar Networks (sold to Centerpoint).  Mr. Dube holds a B.S. degree in Computer Engineering from the University of Southern California.

Bernard Landes was appointed as this company’s President effective March 1, 2010.  Mr. Landes has over 30 years of experience in the nutraceutical and functional foods industry.  Since January 2000, Mr. Landes has been the President of the Nutritional Products Consulting Group, a company that provided consulting services to a global client base in the areas of scientific, regulatory, product commercialization, and mergers and acquisitions.  Among his lead clients was, MonaVie LLC, a large developer and marketer of scientifically formulated anti-oxidant nutritional beverages.    Mr. Landes currently serves as a member of  MonaVie’s Science Advisory Board.  Mr. Landes was the CEO of Paracelsian, Inc., an herbal nutritional supplements company, from January 1998 to December 1999.  Prior to that, he was a General Manager at Alacer Corporation, a nutritional supplement and water company.  Prior to his services at Alacer Corporation, Mr. Landes served for 10 years as director of Marketing, Strategic Planning, Product Development, Nutritional Science and Regulatory Affairs for Health Valley Foods.  Mr. Landes also served as General Manager of Zila Nutraceuticals where he managed the Ester-C brand of enhanced Vitamin C from January 2006 until November 2006.

Michael Handelman was appointed as this company’s Chief Financial Officer effective March 1, 2010.  Mr. Handelman has over 28 years of financial management experience and has provided services to this company since August 2009 as a financial management consultant. Before joining us, he served from November 2004 to July 2009 as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., a developing technology and manufacturing company.  Prior to that, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a California start-up manufacturing company, and from July 1999 to September 2002 as Vice President and Chief Financial Officer of Janex International, a children’s toy manufacturer.  Mr. Handelman has also been the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise.  Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of the company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 3 and 4 for transactions effected in 2009 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•	Anthony J Cataldo was late in filing the Form 3 that he is required to be filed upon becoming an officer or director or a public company, and,
•	Theorem Group LLC was late filing the Form 3 it is required to file upon acquiring beneficial ownership of more than 10% of this company’s equity securities.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct to provide guidance to its directors, officers and employees regarding standards for conduct of our business, which code has been delivered to all of our directors, officers and employees.  The full text of our Code of Ethics and Business Conduct is available on our website at www.oxis.com.  A copy of our Code of Ethics will be furnished without charge to any person upon written request.  Requests should be sent to Gary Post, Secretary, Oxis International, Inc., 468 N. Camden Drive, 2nd Fl., Beverly Hills, California, 90210.

Committees of the Board

Our Board of Directors has established an Audit Committee currently consisting of Mr. Post, as Chairman, and Mr. Dube.

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to:

•	the quality and integrity of our financial statements and reports;

•	the independent auditors’ qualifications and independence; and

•	the performance of our internal audit function and independent auditors.

The Audit Committee appoints the independent auditors, reviews with the independent auditors the plans and results of the audit engagement, approves permitted non-audit services provided by our independent auditors and reviews the independence of the auditors.  Mr. Post has been designated as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Our Board of Directors has established a Compensation Committee currently consisting of Mr. Dube, as Chairman, and Mr. Post.  The Compensation Committee reviews, and makes recommendations to the full Board of Directors relating to, the compensation of our officers and directors, including our officers’ annual salaries and bonuses and the terms and conditions of option grants to our officers and directors under our stock incentive plan.

Our Board of Directors has established a Nominating and Corporate Governance Committee currently consisting of Mr. Post, as Chairman, and Mr. Dube.  The Nominating and Corporate Governance Committee develops and recommends corporate governance guidelines to the Board, selects or recommends for selection nominees to serve on the Board, and oversees the evaluation of the Board and its committees.

Scientific Advisory Board

We have established a Scientific Advisory Board currently consisting of Dr. John Repine and Dr. Okezie Aruoma to assist our management in the areas of expertise of the members of our Scientific Advisory Board.

John E. Repine, MD

John E. Repine, MD joined our Scientific Advisory Board in March 2010.  He previously was a director of this company from March 2006 to June 2008 and was also a consultant to this company from October 2006 to October 2009.  Dr. Repine is the James. J. Waring Professor of Medicine, Pediatrics and Surgery, the Director of the Webb-Waring Center and the Associate Dean for Student Advocacy at the University of Colorado Denver.  Dr. Repine is a respected international authority in inflammation, oxidative stress and vascular injury with more than 300 original publications and 12 patent applications. Dr. Repine has won many awards for his research and teaching including an Established Investigator Award from the American Heart Association, the Bonfils-Stanton Foundation Award for Outstanding Contributions to Science and Medicine, the Alton-Ochsner Award for Smoking Related Research, Ellision Medical Foundation Senior Scholar in Aging Award and the University of Colorado Presidential Teaching Award.  Dr. Repine is an elected member of many prestigious medical societies including the American Society for Clinical Investigation and Association of American Physicians. Dr. Repine graduated with BS degree (Chemistry) from the University of Wisconsin, Madison and an MD degree from the University of Minnesota, Minneapolis where he was awarded the Borden Prize for Research and recently a

Distinguished Alumni Award for Outstanding Contributions to Medicine.  Dr. Repine also completed clinical training in internal medicine and then obtained subspecialty training in pulmonary and critical care medicine at the University of Minnesota in Minneapolis.

Okezie I Aruoma

Okezie I Aruoma joined our Scientific Advisory Board in March 2010.  Dr. Aruoma is Professor of Pharmaceutical and Biomedical Sciences at the Touro College of Pharmacy, New York.  Prior to his current position, Dr. Aruoma was an Adjunct Research Professor at the University of Mauritius, a Visiting Professor at Seoul National University in Korea, and a Senior Research Fellow at London South Bank University. Dr. Aruoma previously held senior research positions at Imperial College in London and King’s College London. Dr. Aruoma has authored numerous books including Molecular Biology of Free Radical in Human Diseases, DNA & Free Radicals: Techniques, Mechanisms and Applications and Free Radicals in Tropical Diseases and has had more than 130 papers published in high ranking scientific journals.  Dr. Aruoma has over 21 years of experience in biomedical research focused on food biofactors, oxidative stress mechanisms, antioxidant pharmacology and the pharmaceutical indications of food biofactors as prophylactic agents.  Dr. Aruoma’s expertise is directed at developing promising portfolio of biomarkers, drug delivery based on stem cell biology and nutraceutical agents which have the potential to provide early diagnosis and preventative treatment for acute and chronic diseases with overt inflammation.  Dr. Aruoma holds an MBA from the University of Warwick Business School, a Doctor of Science in Medical Biochemistry from the University of London and a PhD from King’s College London.  Dr. Aruoma holds a Master’s Degree in Biopharmacy from Chelsea College London (now part of King’s College London) and a Bachelor’s of Science Degree in Biochemistry from the University of Sussex.  Dr. Aruoma is a Fellow of the Royal Society of Chemistry, a Chartered Scientist (CSci) of the Science Council, UK and Fellow of the American College of Nutrition. Dr. Aruoma is Chair of the Pharmacogenomics Focus Group of the American Association of Pharmaceutical Scientists. Dr. Aruoma is a member of the UK’s Institute of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2009 and 2008 of (i) all persons who served as our principal executive officer during the fiscal year ended December 31, 2009, (ii) our other two most highly compensated executive officers serving on December 31, 2009 whose total annual compensation during the fiscal year ended December 31, 2009 exceeded $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option/ Warrant Awards (1)	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Maurice Spitz, President, Acting Chief Executive Officer (2)	2009 2008	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––
Anthony J. Cataldo, Chairman, Chief Executive Officer (3)	2009 2008	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––

(1)
This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Note 8 of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named executives from these awards.

(2)
Mr. Spitz was appointed by the board as President and Acting Chief Executive Officer on July 30, 2008 and resigned from this position on March 26, 2009 when he was appointed a Vice President , but resigned this position on July 13, 2009 Mr. Spitz resigned from the Board on March1, 2010.

(3)	Mr. Cataldo was appointed Chairman and Chief Executive Officer on March 26, 2009.

Employment Agreements

Employment Agreement with Anthony J. Cataldo

Mr. Cataldo, the Company’s Chairman and Chief Executive Officer, is employed pursuant to that certain Employment Agreement, effective March 29, 2010. The agreement is for a three-year period ending on March 26, 2013.  The agreement renews automatically at the end of the initial term for additional consecutive one-year periods, unless either party delivers a notice of termination at least 30 days prior to the expiration of such term to the other party.  Under his employment agreement, Mr. Cataldo is entitled to a base annual salary of $180,000.  Mr. Cataldo is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Cataldo was granted an incentive stock option to purchase up to 6,704,081 shares of Common Stock under our 2003 Stock Incentive Plan.  The options vest and become exercisable in equal quarterly installments during the three-year term, provided that Mr. Cataldo remains in continuously employ through such quarterly vesting dates.  In the event we terminate Mr. Cataldo’s employment without “cause” (as defined in his employment agreement), we will have to pay him (1) a lump-sum severance amount equal to the greater of the actual bonus paid or the target bonus in effect for the calendar year immediately prior to the year of Mr. Cataldo's termination, and (2) a lump sum severance amount equal to the greater of his salary due for the balance of such term or his six months’ base annual salary under his employment agreement.

Employment Agreement with Bernard Landes

On March 11, 2010, we entered into an Employment Agreement, effective March 1, 2010, with Bernard Landes, pursuant to which Mr. Landes was employed as this company’s President through February 28, 2011.   The agreement renews automatically at the end of the initial term for up to four additional consecutive one-year periods, unless either party delivers a notice of termination at least 30 days prior to the expiration of the term to the other party.  Under his employment agreement, Mr. Landes is entitled to a base annual salary of $100,000.  Mr. Landes is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Landes was granted an incentive stock option to purchase up to 2,220,453 shares of the company’s Common Stock under the company’s 2003 Stock Incentive Plan, which is equal to one percent of the sum of (i) the total number of shares of Common Stock, (ii) the number of shares issuable pursuant to currently outstanding, fully vested and exercisable stock options, and (iii) the number of shares issuable upon the conversion of convertible securities issued by the company, other than convertible debt which may, at the company’s option, be repaid prior to conversion, (“One Percent”) as of the first date of the initial one-year term. For each renewal term, Mr. Landes will be granted an additional number of shares equal to One Percent as of the first date of each such additional renewal term.  The options vest and become exercisable in four equal quarterly installments on the 90th, 180th, 270th and 365th day after the first date of the initial term or the renewal term, as the case may be, provided that Mr. Landes remains in the company’s continuous employ through such quarterly vesting dates.  The options are exercisable at an exercise price equal to the Common Stock as of the first date of the initial term and thereafter on the date of any subsequent grant upon any subsequent renewal term, and have a term of 10 years from the date of grant.  In the event the company terminates Mr. Landes’ employment without “cause” (as defined in his employment agreement), the company has agreed to pay him a lump-sum severance amount equal to the greater of his salary due for the balance of such term or his nine months’ base annual salary under his employment agreement.

Employment Agreement with Michael Handelman

On March 11, 2010, we entered into an Employment Agreement, effective March 1, 2010, with Michael Handelman, pursuant to which Mr. Handelman was employed as the company’s Chief Financial Officer and Treasurer through February 28, 2011.  The agreement renews automatically at the end of the initial term for up to four additional consecutive one-year periods, unless either party delivers a notice of termination at least 30 days prior to the expiration of the term to the other party.  Under his employment agreement, Mr. Handelman is entitled to a base annual salary of $54,000.  Mr. Handelman is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Handelman was granted an incentive stock option to purchase up to 250,000 shares of Common Stock under the company’s 2003 Stock Incentive Plan, and will be granted an additional option to purchase 250,000 shares at the commencement of each renewal term.  The options vest and become exercisable in four equal quarterly installments on the 90th, 180th, 270th and 365th day after the first date of the initial term or the renewal term, as the case may be, provided that Mr. Handelman remains in the company’s continuous employ through such quarterly vesting dates.  In the event the company terminates Mr. Handelman’s employment without “cause” (as defined in his employment agreement), the company agrees to pay him a lump-sum severance amount equal to the greater of his salary due for the balance of such term or his three months’ base annual salary under his employment agreement.

Advisory Agreement

This company engaged Gary Post, our current Secretary and a member of our Board of Directors, pursuant to that certain Advisory Agreement, dated as of March 29, 2010.  The Advisory Agreement relates to his services as our Secretary, a member of our Board of Directors, and member of at least one of the Committees of the Board.  The agreement has an initial term of one year and renews automatically for additional one-year periods, however, either party may terminate certain aspect of the agreement upon 10 days' notice.  Mr. Post will receive an advisory fee for $5,250 per month.  Upon entering into the agreement, we granted Mr. Post options to purchase 1,110,227 shares of our common stock under our 2003 Stock Incentive Plan.  The options vest and become exercisable in eight equal quarterly installments (which vesting period commenced on August 17, 2009).  Mr. Post will receive options to purchase an additional 1,110,227 shares of common stock on March 29, 2011 provided that Mr. Post remains engaged by us as of that date.

2003 Stock Incentive Plan

We have adopted an equity incentive plan, the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which we are authorized to grant options to purchase up to 3,000,000 shares of common stock to our employees, officers, directors and consultants.  The number of shares of common stock issuable under the 2003 Plan increases by 300,000 every year on January 1, commencing in 2005.  As a result, the number of shares of common stock that may be awarded under the 2003 Plan has increased from 3,000,000 to 4,800,000 as of January 1, 2010.  Additionally, any options to purchase shares of common stock that are unexercised at the end of their respective terms or otherwise forfeited, become available under the 2003 Plan.  Awards under the 2003 Plan may consist of both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended.

The 2003 Plan is administered by our Board of Directors or a committee appointed by the Board (the “Committee”).  If appointed by the Board, the committee would consist of at least two members of the Board whose members shall, from time to time, be appointed by the Board. The Committee has the authority to determine the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted, and the terms and provisions of stock options granted pursuant to the 2003 Plan. The 2003 Plan may be amended by our Board of Directors at any time.

The number of shares of common stock exercisable in any single year with respect to the options granted under the 2003 Plan cannot exceed 500,000.  The 2003 Plan provides that the purchase price of each share of common stock subject to an incentive stock option may not be less than 100% of the fair market value (as such term is defined in the 2003 Plan) of a share of our common stock on the date of grant.  No incentive stock option shall be exercisable later than the tenth anniversary of its grant.  With respect to non-qualified stock options, the Committee shall determine the purchase price of each share of common, provided however, that the purchase price shall not be less than 85% of the fair market value of the common stock on the date of grant.

The 2003 Plan also provides for automatic nonqualified stock option grants for 30,000 shares of common stock to each outside director (as such term is defined in the 2003 Plan) upon his or her appointment to our Board of Directors.  For each subsequent calendar year immediately after the year that such director was appointed to our Board of Director, the director receives additional nonqualified stock options to purchase 5,000 shares of common stock upon the conclusion of each regular annual meeting of stockholders.  All such options granted to the outside directors terminate upon the earlier of the 10th anniversary of the date of grant, six months after the outside director is no longer a member of the Board of Directors for any reason other than death or disability or 12 months after the outside director is no longer a member of the Board of Directors by reason of death or disability.

The 2003 Plan also provides us with the ability to grant shares of common stock that are subject to certain transferability, forfeiture or other restrictions.  The recipient of restricted stock grants, the type of restriction, the number of shares of restricted stock granted and other such provisions shall be determined by the Committee.  The Board, in good faith and in its sole discretion, shall determine the fair market value with regards to awards of restricted stock.

The 2003 Plan provides that in the event of a merger or change of control, the outstanding stock options and stock awards will be subject to any such merger or reorganization agreement, which will provide for either: the continuation of the outstanding stock options and stock awards at the time, the assumption of the outstanding stock options and stock awards by the surviving company, the substitution of the outstanding stock options and stock awards under the 2003 Plan to those of the surviving company, the full acceleration of the outstanding stock options and stock awards to allow for exercise or settlement of the full value of the outstanding stock options and stock awards.

The Board may, at any time, alter, amend, suspend, discontinue, or terminate the 2003 Plan, and only to the extent required by applicable laws, regulations or rules will the Board seek stockholder approval

Director Compensation

During certain years prior to June, 2008 we have paid an annual fee of $4,000 to each non-employee director and an additional $1,000 to non-employee directors for serving as a committee chair. During 2008, we made payments for the first six months’ of service during 2008, but no payments for the second six months of payments for 2008 and for all of 2009.  No additional director fees for non-employee directors were accrued during the last six months of 2008 or in 2009.  Currently, we do not pay meeting fees but directors are reimbursed for their expenses incurred in attending meetings. Employee directors (now only Mr. Cataldo) do not receive compensation as directors. Mr. Dube (an affiliate of Theorem Capital, a significant investor in the Company) also does not receive compensation for serving on the Board.  Mr. Post (a non-employee director) is paid according to his advisory agreement described above. We plan to evaluate our future compensation for non-employee directors as they may be added to our Board. Under our 2003 Stock Incentive Plan, non-employee directors are automatically awarded options to purchase 30,000 shares of common stock upon becoming directors and automatically awarded options to purchase 5,000 shares of common stock annually.  During 2008 and 2009, we did not make any option grants to non-employee directors, and it is uncertain if we will have an automatic option grant policy in the future.

In March 2010, we reached a settlement with Mr. William John Reininger, who was a director of the Company from July 2008 until March 2010, whereby we issued 250,000 restricted shares and 250,000 options with a strike price of $0.17 for his services as a Board member and an advisor to the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2010 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers, (c) by each of our directors and (d) by all of our current executive officers and directors as a group.  As of March 30, 2010 there were 77,403,440 shares of our common stock issued and outstanding.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 30, 2010 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the address of each stockholder is c/o Oxis International, Inc. at 468 N. Camden Drive, 2nd Fl., Beverly Hills, California 90210.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Outstanding Common Stock
Bristol Investment Fund, Ltd. (1) Bristol Capital Advisors, LLC 10990 Wilshire Boulevard, Suite 1410 Los Angeles, CA 90024	43,371,025	40.64%
Theorem Group, LLC (2) 2049 Century Park East, Suite 3630 Los Angeles, California 90067	82,500,000	52.41%
Marvin S. Hausman, M.D. (3)	4,938,775	6.00%
Anthony J. Cataldo (4)	6,704,081	8.66%
Gary M. Post (5)	3,871,418	4.90%
Anshuman Dube (2) 2049 Century Park East, Suite 3630 Los Angeles, California 90067
Bernard Landes (6)	2,220,453	2.87%
Michael Handelman (7)	250,000	*
Executive officers and directors as a group — 5 persons (8)	95,545,952	58.59%

_______________________________________
* Less than 1%.

(1)
The holdings of Bristol Investment Fund, Ltd. include 3,849,882 shares of common stock as reported on SC 13G/A filed with the SEC on February 12, 2010, 10,200,000 shares of common stock issued subsequent to the SC 13G/A reporting period, warrants to purchase 717,143 shares of common stock at a purchase price of $0.35 per share, and warrants to purchase 28,604,000 shares of common stock at a purchase price of $0.01 per share. Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd.  Mr. Kessler disclaims beneficial ownership of these securities.

(2)
The holdings of Theorem Group, LLC include 40,000,000 shares issuable upon the voluntary conversion by Theorem Group, LLC of a convertible debenture at the current conversion price of $0.05 per share, 25,000 shares of Series H Convertible Preferred Stock, which can convert into 2,500,000 shares of common stock, warrants to purchase 20,000,000 shares of common stock at a purchase price of $0.0625 per share, and warrants to purchase 20,000,000 shares of common stock at a purchase price of $0.075 per share.  Anshuman Dube, managing director of Theorem Group, LLC, has voting and investment control over the securities held by Theorem Group, LLC.  Mr. Dube disclaims beneficial ownership of these securities.

(3)
The holdings of Marvin S. Hausman, M.D. include 2,224,080 shares of common stock, 1,209,695 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 30, 2010, and 1,505,000 warrant shares exercisable currently or within 60 days of March 30, 2010.

(4)	None of the holdings are exercisable currently or within 60 days of March 30, 2010.

(5)
The holdings include 1,500,000 shares of common stock, 851,469 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 30, 2010 and 831,608 warrant shares exercisable currently or within 60 days of March 30, 2010. Options and warrants totaling 1,261,191 shares of Mr. Post’s holdings are registered in the name of Ambient Advisors, LLC.  Mr. Post is a Managing Director of Ambient Advisors, LLC and is the beneficial owner of all shares held in Ambient’s name.

(6)	None of the holdings are exercisable currently or within 60 days of March 30, 2010.

(7)	None of the holdings are exercisable currently or within 60 days of March 30, 2010.

(8)
The holdings of the executive officers and directors as a group include an aggregate 1,500,000 shares of common stock, 845,918 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 30, 2010, 40,831,608 warrant shares exercisable currently or within 60 days of March 30, 2010, 40,000,000 shares issuable upon the voluntary conversion by Theorem Group, LLC of a convertible debenture, and 25,000 shares of Series H Convertible Preferred Stock, which can convert into 2,500,000 shares of common stock.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,255,032	$0.34	2,245,130
Equity compensation plans not approved by security holders (2)	3,461,333	$0.22	—
Total	6,716,365		2,245,130

(1)
As of December 31, 2009, we had options issued and outstanding to purchase 3,056,282 shares of common stock under our 2003 Stock Incentive Plan and 198,750 shares of common stock under the 1994 Stock Incentive Plan. Our 1994 Stock Incentive Plan terminated on April 30, 2004 and no additional grants may be made under that plan. As approved by stockholders, we may grant additional options to purchase up to 2,245,130 shares of common stock under our 2003 Stock Incentive Plan as of December 31, 2009.  The number of shares reserved for issuance pursuant to options under the 2003 Stock Incentive Plan was increased by 300,000 shares on January 1, 2009 pursuant to an evergreen provision in the stock option plan.

(2)
As of December 31, 2009, we had options and warrants issued and outstanding for the purchase of an aggregate of 3,461,333 shares of our common stock to officers, directors, consultants and advisors outside of our 1994 Stock Incentive Plan and our 2003 Stock Incentive Plan, which were issued on a case by case basis at the discretion of the board of directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We currently rent office space and administrative facilities from Theorem Capital, LLC, an affiliate of one of our major stockholders, Theorem Group, LLC.  Theorem Group, LLC currently beneficially owns in excess of 77% of this company’s voting capital stock.  The facilities have rented on a month-to-month basis since October 2009 at a monthly rate of $5,000 per month.  Mr. Dube, one of our directors, is the managing director of Theorem Group, LLC and Theorem Capital, LLC.

On November 6, 2006, we entered into an Advisory Agreement with Ambient Advisors LLC.  Pursuant to the agreement, as amended on October 11, 2007, we agreed to pay Ambient Advisors an advisory fee $125,000 per annum for advisory services rendered to us by Mr. Post, the Managing Director of Ambient Advisors, LLC. The Advisory Agreement was terminated in 2008.  However, this company owed Ambient Advisors certain unpaid compensation pursuant to the Advisory Agreement.  In October 2009, this company and Ambient Advisors agreed to settle this company’s outstanding obligations to Ambient Advisors by issuing 1,500,000 shares of our common stock to Ambient Advisors in January 2010 and by agreeing to enter into a new advisory agreement with Mr. Post (see below).  At the direction of Ambient Advisors, the shares issuable to Ambient Advisors in settlement of the outstanding obligation were issued to Gary Post personally.  Mr. Post is a director and the Secretary of this company, the Chairman of the Audit Committee and Nominating Committee, and a member of our Board’s Compensation Committee.

In March 2010, we entered into a new Advisory Agreement with Gary Post, our Corporate Secretary and one of our directors.  See, “Item 11, Executive Compensation,” above.

On October 13, 2009, Theorem Group, LLC acquired all of the outstanding shares of our Series G Preferred Stock from Bristol Investment Fund, Ltd. The Series G Preferred Stock Certificate Designation contained an error in the voting rights that granted to the holder of the Series G Preferred Stock.  Following the purchase by Theorem Group, LLC of the Series G Preferred Stock from Bristol Investment Fund, Ltd., we discovered certain other inaccuracies in the terms of the Series G Preferred Stock and inconsistencies with the disclosures made by us regarding such terms.  Accordingly, rather than amending the Certificate of Designation of the Series G Preferred Stock to correct the voting rights provisions and to otherwise confirm the rights of the Series G Preferred Stock, we created a new series of preferred stock designated as “Series H Convertible Preferred Stock” and entered into that certain Exchange Agreement, dated February 10, 2010, with Theorem Group, LLC, pursuant to which agreement Theorem Group exchanged all its shares of Series G Preferred Stock for an equal number of Series H Preferred Stock.  In the Exchange Agreement, Theorem Group also released us from any liabilities related to the incorrect terms of the Series G Preferred Stock.  Mr. Dube, one of our directors, is the managing director of Theorem Group, LLC.

On October 1, 2009, we issued Convertible Debentures, Series A Warrants and Series B Warrants derivative securities to certain investors for an aggregate purchase price of $2,000,000. The proceeds are currently held in escrow in accordance with the terms of that certain Escrow Agreement dated September 30, 2009, by and among Theorem Capital, Theorem Group, LLC and this company.  Pursuant to the terms of the escrow agreement, the escrow agent will disburse funds from the escrow on a monthly basis only if it receives written instructions from both this company and Theorem Capital.   If either party does not execute the notice, the escrow agent is not permitted to disburse any funds to the company.  Mr. Dube is a member of this company’s Board of Directors and the Managing Member of Theorem Capital.

Director Independence

None of our current directors qualifies as an “independent director” as defined by Item 407 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2008 and December 31, 2009.  The Audit Committee has appointed Seligson & Giannattasio, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2010.  The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2008 and 2009 fiscal years.

	2008	2009
Audit Fees (1)	$59,398	$55,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees	—	—
Total	$59,398	$55,000

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q and 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2008 and 2009 fiscal years.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

All audit related services, tax services and other services rendered by Seligson & Giannattasio, LLP were pre-approved by our Board of Directors or Audit Committee.  The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by Seligson & Giannattasio, LLP.  The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee.  All pre-approval decisions must be reported to the Audit Committee at its next meeting.  The Audit Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence Seligson & Giannattasio, LLP.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1.   The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A

3.2	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

3.3	Certificate of Designation dated February 5, 2010	8-K	2/16/10	3.1

4.1	Convertible Demand Promissory Note dated April 7, 2009	8-K	4/13/09	4.1

4.2	Form of Warrant to Purchase Common Stock dated April 7, 2009	8-K	4/13/09	4.2

4.3	Oxis International, Inc. 2003 Stock Incentive Plan	14A	5/8/2003

4.4	Form of Convertible Debenture dated October 1, 2009	8-K	10/09/09	4.2

4.5	Form Of Series A Common Stock Purchase Warrant dated October 1, 2009	8-K	10/09/09	4.3

4.6	Form Of Series B Common Stock Purchase Warrant dated October 1, 2009	8-K	10/09/09	4.4

10.1	Form of Indemnification Agreement between OXIS International, Inc. and its Officers and Directors	SB-2	02/25/05	10.P

10.2	Engagement Letter with Ambient Advisors	8-K	5/31/06	10.1

10.3	Common Stock Purchase Warrant dated June 2, 2006.	8-K	7/26/06	10.2

10. 4	Amendment #2 to Exclusive License and Supply Agreement dated July 19, 2006.	8-K	7/26/06	10.3

10.5	Form of Secured Convertible Debenture dated October 25, 2006.	8-K	10/26/06	10.2

10.6	Form of Series A, B, C, D, E Common Stock Purchase Warrant dated October 25, 2006.	8-K	10/26/06	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.7	Advisory Agreement between OXIS International, Inc. and Ambient Advisors, LLC dated November 6, 2006.	8-K	11/13/06	10.2

10.8	Amended and Restated Exclusive License Agreement between OXIS and Alteon, Inc. dated April 2, 2007	10-QSB	8/14/07	10.1

10.9	Amendment to Advisory Agreement between OXIS and Ambient Advisors, Inc. dated October 11, 2007	8-K	10/16/07	10.1

10.10	Secured Promissory Note from Percipio Biosciences, Inc. dated December 11, 2008	8-K	12/18/08	10.2

10.11	Securities Purchase Agreement dated October 1, 2009

10.12	Waiver Agreement dated October 1, 2009	8-K	10/09/09	10.1

10.13	Standstill And Forbearance Agreement Dated October 1, 2009	8-K	10/09/09	10.2

10.14	Escrow Agreement by and among OXIS, Theorem Group, LLC, Theorem Capital, LLC and Law Offices of Jacques Chen.				X

10.15	Exchange Agreement dated February 10, 2010	8-K	02/16/10	10/1

10.16	Assignment and Assumption Agreement, dated April 7, 2009, between Oxis International, Inc. and Bristol Investment Fund, Ltd.	8-K	4/13/09	99.1

10.17	Employment Agreement by and between OXIS and Michael Handelman, dated March 11, 2010				X

10.18	Employment Agreement, dated March 29, 2010, between Oxis International, Inc. and Anthony J. Cataldo				X

10.19	Advisory Agreement, between Oxis International, Inc. and Gary M. Post, dated March 29, 2010				X

10.20	Employment Agreement by and between OXIS and Bernard Landes, dated March 11, 2010				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

16.1	Letter from Williams & Webster, P.S. dated December 8, 2008	8-K	12/8/08	16.1

21.1	Subsidiaries of OXIS International, Inc.				X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2010	OXIS International, Inc. By: /s/ Anthony J. Cataldo Anthony J. Cataldo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo Anthony J. Cataldo	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2010
/s/ Michael Handelman Michael Handelman	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2010
/s/ Gary M. Post Gary M. Post	Secretary and Director	March 30, 2010
/s/ Anshuman Dube Anshuman Dube	Director	March 30, 2010

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

Contents

Page
Report of Independent Registered Public Accounting Firm
Seligson & Giannattasio, LLP	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2009 and 2008	F-2
Statements of Operations For Years Ended December 31, 2009 and 2008	F-3
Statement of Stockholders’ Equity (Deficit) For Years Ended December 31, 2009 and 2008	F-4
Statements of Cash Flows For Years Ended December 31, 2009 and 2008	F-5
Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oxis International, Inc.

We have audited the accompanying consolidated balance sheets of Oxis International, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Oxis International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxis International Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP
White Plains, NY
March 29, 2010

OXIS International, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,293,000	$22,000
Inventory	—	3,000
Note receivable	—	250,000
Total Current Assets	1,293,000	275,000
Property, plant and equipment, net	—	—
Patents, net	84,000	308,000
Goodwill and other assets, net	7,000	7,000
Total Other Assets	91,000	315,000
TOTAL ASSETS	$1,384,000	$590,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$925,000	$919,000
Accrued expenses	1,404,000	1,029,000
Warrant liability	2,405,000	174,000
Demand note payable	180,000	25,000
Convertible debentures, net of discounts of $0 and $552,000	1,945,000	2,123,000
Total Current Liabilities	6,859,000	4,270,000
Convertible debentures, net of discount of $1,750,685	249,000	--
Total Liabilities	7,108,000	4,270,000
Stockholders’ Deficit:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	1,000	1,000
Series G – 25,000 and 25,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 67,040,809 and 46,850,809 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	67,000	47,000
Additional paid-in capital	71,308,000	71,126,000
Accumulated deficit	(77,100,000)	(74,854,000)
Total Stockholders’ Deficit	(5,724,000)	(3,680,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,384,000	$590,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended December 31, 2009 and 2008

	December 31
	2009	2008
Revenue:
Product revenues	48,000	$1,143,000
License revenues	—	—
TOTAL REVENUE	48,000	1,143,000
Cost of Product Revenue	50,000	909,000
Gross profit	(2,000)	234,000
Operating Expenses:
Research and development	—	44,000
Selling, general and administrative	1,154,000	1,401,000
Total operating expenses	1,154,000	1,445,000
Loss from Operations	(1,156,000)	(1,211,000)

Interest income	4,000	—
Other income	16,000	—
Change in value of warrant and derivative liabilities	26,000	159,000
Interest expense	(1,136,000)	(1,657,000)
Total Other Income (Expense)	(1,090,000)	(1,498,000)

Loss before provision for income taxes	(2,246,000)	(2,709,000)
Provision for income taxes	—	77,000
Net loss from continuing operations	(2,246,000)	(2,786,000)
Loss from discontinued operations
Net income from discontinued operations	—	758,000
Net loss on disposal of discontinued operations	—	(2,978,000)
Net loss from discontinued operations	—	(2,220,000)
Net loss	(2,246,000)	(5,006,000)
Loss Per Share – basic and diluted
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	—	$(0.05)
	$(0.05)	$(0.11)
Weighted Average Shares Outstanding
Basic	48,619,165	46,850,809
Diluted	48,619,165	46,850,809

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity (Deficit) Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2007	96,230	$1,000	46,850,809	$47,000	$70,980,000	$(69,848,000)
Issuance of preferred series G	25,000				19,000
Stock compensation expense for options issued to non-employees					77,000
Stock compensation expense for options issued to employees					50,000
Net loss						(5,006,000)
Balance, December 31, 2008	121,230	1,000	46,850,809	47,000	71,126,000	(74,854,000)

Issuance of common stock			20,190,000	20,000	182,000
Net loss						(2,246,000)
Balance, December 31, 2009	121,230	$1,000	67,040,809	$67,000	$71,308,000	$(77,100,000)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,246,000)	$(5,006,000)
Adjustments to reconcile net loss to net cash used in operating activities: Loss on disposition of asset		2,978,000
Depreciation of property, plant and equipment		45,000
Amortization of intangible assets	55,000	206,000
Impairment of patents	169,000	—
Stock compensation expense for options and warrants issued to employees and non-employees		146,000
Amortization of debt discounts	679,000	552,000
Change in value of warrant and derivative liabilities	26,000	(159,000)
Default costs on convertible debt		508,000
Changes in operating assets and liabilities:
Accounts receivable		145,000
Inventory	3,000	255,000
Prepaid expense and other current assets		119,000
Net assets held for sale		(334,000)
Accounts payable	5,000	252,000
Accrued expenses	372,000	124,000
Net cash flows from operating activities	(937,000)	(169,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	2,233,000
Repayment of demand notes payable	(25,000)	—
Net cash flows from financing activities	2,208,000	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,271,000	(169,000)
CASH AND CASH EQUIVALENTS - Beginning of period	22,000	191,000
CASH AND CASH EQUIVALENTS - End of period	$1,293,000	$22,000

The accompanying notes are an integral part of these consolidated financial statements

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

1.      The Company and Summary of Significant Accounting Policies

OXIS International, Inc. with its subsidiaries (collectively, “OXIS” or the “Company”) is engaged in the development of clinical, nutraceutical and therapeutic products, which includes new technologies applicable to conditions and diseases associated with oxidative stress. OXIS has historically derived its revenues primarily from sales of research diagnostic assays to research laboratories – a business segment which is no longer operated or owned by Oxis (see below for transaction description related  to Percipio). The Company’s diagnostic products included twenty-five research assays to measure markers of oxidative stress. During 2008, the Company determined to focus its resources on the development and sale of nutraceutical and other products based on its patents for Ergothioneine, Superoxide Dismutase (SOD’s), Glutathione Peroxidase (GPx), Myeloperoxidase (MPO), BXT and other proprietary compounds. The Company intends to continue to supplement its intellectual property in the area of oxidative stress while emphasizing its core focus on developing and marketing products utilizing existing patents and know how.

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

Going Concern

The Company incurred a loss from operations of $1,156,000 and $1,211,000 in 2009 and 2008, respectively. The Company's plan is to raise additional capital until such time the Company can increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company can not assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $77,100,000 through December 31, 2009.  On a consolidated basis, the Company had cash and cash equivalents of $1,293,000 at December 31, 2009. The Company's plan is to raise additional capital until such time the Company can increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company can not assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $33,000 and $20,000 for the years ended December 31, 2009 and 2008, respectively.

Basis of Consolidation and Comprehensive Income

The accompanying consolidated financial statements include the accounts of OXIS International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company's financial statements are prepared using the accrual method of accounting. On December 6, 2005, the Company purchased 51% (subsequently purchased an additional 2%) of the common stock of BioCheck. There were no items of other comprehensive income or loss in 2009 or 2008 and, therefore, comprehensive loss is the same as net loss for 2009 and 2008.  During 2008, the Company disposed of its investment in BioCheck.  The Company reflects the operations of Biocheck as discontinued operations for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013, at which time they are scheduled to revert to the prior limit of $100,000.  The Company had no balances in excess of this limit at December 31, 2009, although at times during the year, the Company may have exceeded the insured limits. Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and generally requires no collateral from customers. The Company maintains allowances for estimated probable losses, when applicable.

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

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.   The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at December 31, 2009 and 2008.  There were no reserves reported at December 31, 2009 or 2008.

Impairment of Long Lived Assets

The Company's long-lived assets include capitalized patents, goodwill, property and equipment related to the Company's manufacturing facilities in California. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of the Company's long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Income Taxes

The Company accounts for income taxes using the asset and liability approach, whereby deferred income tax assets and liabilities are recognized for the estimated future tax effects, based on current enacted tax laws, of temporary differences between financial and tax reporting for current and prior periods. Deferred tax assets are reduced, if necessary, by a valuation allowance if the corresponding future tax benefits may not be realized.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled 465,479,478 in 2009 and 120,287,841 in 2008.

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

Fair Value

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2009.

Description	Level 1	Level 2	Level 3

Assets
Cash equivalents	$1,293,000	$-	$-
Liabilities
Warrant liability	-	$2,405,000	-

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

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under ASC Topic 105 Generally Accepted Accounting Principles as it relates to the FASB’s accounting standards codification.  This standard replaces previously established guidance, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 is not expected to have a material impact on the Company’s results of operations or financial position.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

In September 2009, the FASB also ratified authoritative accounting guidance requiring the sales of all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality to be excluded from the scope of the software revenue guidance. The Company adopted the guidance on a prospective basis during the three months ended September 27, 2009 effective for all periods in 2009. Prior to the adoption of this guidance, the Company assessed all software items included in the Company’s product offerings to be incidental to the product itself and, therefore, excluded all sales from the scope of the related software revenue guidance. As a result, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

2.           Inventories

	December 31,
	2009	2008
Raw materials	$—	$—
Work in process		—
Finished goods	—	3,000
	$—	$3,000

3.	Note Receivable

In December 2008, the Company entered into a Purchase and Sale of Assets agreement whereby the Company agreed to sell its interest in the assay kit and research product manufacturing and sales business in exchange for a $250,000 secured promissory note.  The note incurs interest at a rate of 6% and is to be repaid over a 30-month period commencing in June 2009. On April 7, 2009 the Company entered into an Assignment and Assumption Agreement with Bristol Investment Fund, Ltd. whereby Bristol agreed to issue a convertible demand promissory note and as a condition to the obligation of Bristol to fund the convertible promissory note, the Company had to assign all of its rights, title and interest under the note receivable.

4.	Patents

	December 31,
	2009	2008
Capitalized patent costs	$655,000	$1,110,000
Accumulated amortization	(571,000)	(802,000)
	$84,000	$308,000

Periodically, the Company reviews its patent portfolio and has determined that certain patent applications no longer possessed commercial viability or were abandoned since they were inconsistent with the Company's business development strategy. At December 31, 2009, the Company determined patents with an original cost of $477,000 were either expired or unused, and the remaining net book value of $169,000 was reported as a component of general and administrative expenses.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

The following table presents expected future amortization of patent costs that may change according to the Company's amortization policy upon additional patents being issued or allowed:

2011	$29,000
2012	24,000
2013	11,000
2014	4,000
2015	4,000

5.	Goodwill and Other Assets

December 31,
	2009	2008
Goodwill	$—	$—
Strategic investments	—	—
Lease deposits	—	—
	$—	$—

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

6.	Debt

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

Pursuant to the terms of the Purchase Agreement, the Company issued the Debentures in an aggregate principal amount of $1,694,250 to the Purchasers. The Debentures are subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The Debentures were due on October 25, 2008. The Debentures are convertible, at the option of the Purchasers, at any time, into shares of common stock at $0.35 per share, as adjusted pursuant to a full ratchet anti-dilution provision (the “Conversion Price”). Beginning on the first of the month beginning February 1, 2007, the Company was required to amortize the Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts can be paid in cash or in shares, subject to certain restrictions. If the Company chooses to make any Monthly Redemption Amount payment in shares of common stock, the price per share is the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10 trading days prior to the due date of the Monthly Redemption Amount.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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
December 31, 2009

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

On June 6, 2008, the Company received notification from Bristol that the collateral held under the Security Agreement would be sold to the highest qualified bidder on Thursday, June 19, 2008.  On June 16, 2008, the Company requested that the debenture holders retract their Notice of Disposition of Collateral.  Also on June 16, 2008, the Company issued a press release announcing that the Company’s four Purchasers had been notified that the sale of its majority interest in BioCheck Inc. and its diagnostic businesses were proceeding in a timely manner, and that the recently commenced foreclosure efforts would both jeopardize repayment efforts and harm shareholder value.

On June 19, 2008, the Company received a Notice of Disposition of Collateral from Bristol in which Bristol notified the Company that Bristol, acting as the agent for itself and the three other Purchasers, purchased certain assets held as collateral under the security agreement (referred to in this report as the “Security Agreement”).  Bristol purchased 111,025 shares of common stock of BioCheck, Inc., the Company’s majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares of the capital stock of OXIS Therapeutics, Inc., a wholly owned subsidiary of OXIS, for a credit bid of $10,000.  In December 2005, OXIS purchased the 111,025 shares of common stock of BioCheck, Inc. for $3,060,000.  After crediting the aggregate amount of $60,000 to the aggregate amount due under the Debentures, plus fees and charges due through June 19, 2008, Bristol notified the Company that the Company remains obligated to the Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008. As a result of the disposition of the collateral, the Company recorded a net loss aggregating $2,978,000

During November and December 2009, Bristol converted $177,900 of the principal amount for 17,790,000 shares of the Company’s common stock.

During the first quarter of 2010, Bristol converted an additional $58,000 of the principal amount for 5,800,000 shares of the Company’s common stock.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

At December 31, 2009 and 2008, the Company determined the fair value of the warrants were $174,000.  The aggregate decrease in fair value of these two liabilities of the convertible debentures during the year ended December 31, 2008 of $159,000 is shown as other income in the accompanying consolidated statements of operations.

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

The Company and the October 2009 Investors agreed to place the proceeds from the October 2009 Financing in escrow.  On a monthly basis, the Company and the nominee for the October 2009 Investors will send a joint statement, subject to settlement with existing creditors, to the escrow agent for the release of funds.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

On May 15, 2009, the Company entered into a convertible demand promissory note with Bristol Capital, LLC for certain consulting services totaling $100,000. The note does not provide for any interest and is due upon demand by the holder. The Bristol Note will be convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

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

On December 1, 2009 Theorem sold the note to NetCapital.  In December 2009, NetCapital converted $24,000 of the principal for 2,400,000 shares of the Company’s common stock.

In January 2010, NetCapital converted the remainder $7,375 of principal amount for an additional 737,500 shares of the Company’s common stock.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

7.	Stockholders' Equity

Common Stock

Each share of common stock is entitled to one vote at the Company's annual meeting of stockholders.

 During the year ended December 31, 2009, the Company issued a total of 20,190,000 shares of common stock for debt conversion valued at $201,900. No shares of the Company’s common stock were issued during the year ended December 31, 2008.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through December 31, 2009.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

Common Stock Warrants

The Company reserved 1,472,969 shares of common stock for issuance upon the exercise of warrants granted in connection with the Company's January 14, 2004 promissory convertible notes. Warrants to purchase 712,500 shares of common stock were exercisable at $0.50 per share and expired on January 14, 2009. The exercise price was subject to adjustments for stock splits, combinations, reclassifications and similar events. Certain piggy-back registration rights apply to the shares underlying these warrants. On December 30, 2004, as an incentive for the seven lenders to convert their notes to common stock, the Company issued additional warrants that are currently exercisable to purchase 760,469 shares of common stock at an exercise price of $1.00 per share that expired on December 29, 2009. The exercise prices were subject to adjustments for stock splits, combinations, reclassifications and similar events.

The Company reserved 12,877,366 shares of common stock for issuance upon the exercise of warrants granted on January 6, 2005 in connection with the Company's private placement of common stock. The warrants are currently exercisable at an exercise price of $0.66 per share to purchase 6,438,685 shares of common stock and $1.00 per share to purchase 6,438,681 shares of common stock. The exercise prices are subject to adjustments for stock splits, combinations, reclassifications and similar events, and the warrants expire on January 6, 2010. These warrants expired unexercised. The Company granted the warrant holder certain registration rights with respect to the shares issuable upon exercise of the warrant.

On October 25, 2006, the Company entered into a securities purchase agreement with four accredited investors (the “Purchasers”).  The Company issued to the Purchasers five year Series A Warrants to purchase an aggregate of 2,420,357 shares of common stock at an initial exercise price of $0.35 per share.  In addition, the Company issued one year Series B Warrants to purchase 2,420,357 shares of common stock at an initial exercise price of $0.385 per share, and two year Series C Warrants to purchase an aggregate of 4,840,714 shares of common stock at an initial exercise price of $0.35 per share. In addition, the Company issued to the Purchasers Series D and E Warrants which become exercisable on a pro-rata basis only upon the exercise of the Series C Warrants. The six year Series D Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.35 per share. The six year Series E Warrants to purchase 2,420,357 shares of common stock have an initial exercise price of $0.385 per share. As of October 25, 2008, Series B, C, D and E warrants expired. The initial exercise prices for each warrant are adjustable pursuant to a full ratchet anti-dilution provision and upon the occurrence of a stock split or a related event.

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
December 31, 2009

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

On October 1, 2009, the Company issued to Theorem Capital a warrant to purchase 20,000,000 shares of common stock at an exercise price of $0.0625 per share.  The common stock purchase warrant expires on October 1, 2014.

On October 1, 2009, the Company issued to Theorem Capital a warrant to purchase 20,000,000 shares of common stock at an exercise price of $0.075 per share.  The common stock purchase warrant expires on October 1, 2014.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Warrant transactions for the years ended December 31, 2009 and 2008 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2007	31,562,895	$0.54
Granted	3,379,121	.011
Exercised	—	—
Expired	(9,681,42)	0.35
Outstanding, December 31, 2008	25,260,587	$0.55
Granted	69,241,500	0.04
Exercised	—	—
Expired	(1,245,969)	0.86
Outstanding, December 31, 2009	93,256,118	$0.17

Exercisable warrants:
December 31, 2008	25,088,712	$0.56
December 31, 2009	93,256,118	0.17

Stock Options

The Company has reserved 5,301,412 shares of its common stock at December 31, 2009 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2009, 2,245,130 shares of common stock were available for grant and options to purchase 3,056,282 shares of common stock are outstanding under the 2003 Plan.

The Company has reserved 198,750 shares of its common stock at December 31, 2009 for issuance pursuant to the future exercise of outstanding options granted under the 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan permitted the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. This Plan expired on April 30, 2003 and no further issuances will occur. Options to purchase 198,750 shares of common stock are outstanding at December 31, 2009 under the 1994 Plan.

In addition, the Company has reserved 1,100,000 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2009, options to purchase 1,100,000 shares of common stock are outstanding outside of its stock incentive plans.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

The following table summarizes stock option transactions for the years ended December 31, 2009 and 2008:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2007	5,280,272	$0.32
Granted	1,025,217	0.385
Exercised	—	—
Expired	(778,235)	0.377
Outstanding, December 31, 2008	5,527,254	$0.33
Granted	—	—
Exercised	—	—
Expired	(1,172,222)	0.329
Outstanding, December 31, 2009	4,355,032	$0.33

Exercisable options:
December 31, 2008	5,367,254	$0.33
December 31, 2009	4,355,032	$0.33

The weighted-average fair value of options granted was $0.385 in 2008.

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10 to $0.15	8,000	6.06	$0.12	8,000	$0.12
$0.20 to $0.42	4,207,587	3.64	$0.31	4,207,587	$0.31
$0.53 to $0.88	98,195	3.32	$0.66	98,195	$0.66
$1.38 to $1.92	41,250	0.26	$1.72	41,250	$1.72
	4,355,032			4,355,032

Stock Compensation

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2009 and 2008: expected volatility of 127% and 176%, respectively; average risk-free interest rate of 2.59% and 5.0%, respectively; initial expected life of 2 years and 9 years, respectively; no expected dividend yield; and amortized over the vesting period.  The options granted in 2008 were expensed on the grant date as they vested immediately.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

8.	Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company excluding BioCheck are:

	December 31,
	2009	2008
Deferred tax assets:
Federal net operating loss carryforward	$9,377,000	$8,929,000
Temporary deferred tax asset caused by capitalized research and development expenses	—	—
Federal R&D tax credit carryforward		235,000
State net operating loss carryforward and capitalized research and development expenses	2,493,000	2,363,000
Other	1,133,000	—
Deferred tax liabilities - book basis in excess and of noncurrent assets acquired in purchase transactions	(177,000)	—
Deferred tax assets before valuation	12,281,000	11,527,000
Valuation allowance	(12,281,000)	(11,527,000)
Net deferred income tax assets	$—	$—

Generally accepted accounting principles requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets.

Tax Carryforward

At December 31, 2009, the Company had net operating loss carryforwards of approximately $27,604,000 to reduce United States federal taxable income in future years. These carryforwards expire through 2029.

9.	Geographical Reporting

Revenues attributed to North America include shipments to customers in the United States, Canada and Mexico. Revenues attributed to EMEA include shipments to customers in Europe, Middle East and Africa. Revenues from shipments (including those included in discontinued operations) to customers by geographical region are as follows:

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

	Year Ended December 31,
	2009	2008
North America	$48,000	$1,235,000
EMEA		1,033,000
Latin America		339,000
Asia Pacific		766,000
Other Countries		97,000

Total	$48,000	$3,470,000

None of the Company's consolidated long-lived assets were located outside of the United States.

10.	Related Party Transactions

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

11.	Subsequent Events

Preferred Shares

Effective February 10, 2010, Oxis International, Inc. (the “Company”) issued 25,000 shares of its new Series H Convertible Preferred Stock (the “Series H Preferred”) to Theorem Group, LLC, a California limited liability company (the “Stockholder”), in exchange for the 25,000 shares of Series G Convertible Preferred Stock, par value $.001 per share ("Series G Preferred"), then owned by the Stockholder.  The foregoing exchange was effected pursuant to that certain Exchange Agreement, dated February 10, 2010, between the Company and the Stockholder (the “Exchange Agreement”).

As previously disclosed, on December 4, 2008, the Company entered into and closed an Agreement with Bristol Investment Fund, Ltd. (“Bristol”) pursuant to which Bristol agreed to cancel certain debt payable by the Company to Bristol in consideration of the Company issuing to Bristol 25,000 shares of Series G Preferred.  On October 13, 2009 the Company was informed by the Stockholder that the Stockholder had purchased all of the outstanding shares of Series G Preferred from Bristol.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

The Company has previously disclosed that it intends to file an amendment to the Certificate of Designation of the Series G Preferred to correct the voting rights granted to the holder of the Series G Preferred.  The amendment to the Series G Preferred has not yet been filed.  Since the foregoing disclosure, the Company and the Stockholder have discovered certain other inaccuracies in the terms of the Series G Preferred and inconsistencies with the disclosures made by the Company regarding such terms.  Accordingly, rather than amending the Certificate of Designation of the Series G Preferred to correct the voting rights provisions and to otherwise confirm the rights of the Series G Preferred, the Company on February 5, 2010 filed a Certificate of Designations with the Secretary of State of the State of Delaware to authorize and create a new series of preferred stock designated as “Series H Convertible Preferred Stock” (the “Series H Preferred”).  The Company and the Stockholder thereafter entered into the Exchange Agreement pursuant to which the Stockholder exchanged all its shares of Series G Preferred for an equal number of Series H Preferred.  In the Exchange Agreement, the Stockholder also released the Company from any liabilities related to the incorrect terms of the Series G Preferred.

The Certificate of Designation of the Series H Preferred is based on, and substantially similar to the form and substance of the Certificate of Designation of the Series G Preferred.  Some of the corrections, changes and differences between the Certificate of Designation of the Series G Preferred and the Certificate of Designation of the Series H Preferred include the following:

•
As previously disclosed, the holder of the Series H Preferred is entitled to vote with the common stock, and is entitled to a number of votes equal to (i) the number of shares of common stock it can convert into (without any restrictions or limitations on such conversion), (ii) multiplied by 100.

•
The holder of the Series H Preferred cannot convert such preferred stock into shares of common stock if the holder and its affiliates after such conversion would own more than 9.9% of the Company’s then issued and outstanding shares of common stock.

•
The Series G Preferred contained a limitation that the holder of the Series G Preferred could not convert such preferred shares into more than 19.999% of the issued and outstanding shares of common stock without the approval of the stockholders if the rules of the principal market on which the common stock is traded would prohibit such a conversion.  Since the rules of the Company’s principal market did not require such a limitation, that provision has been deleted.

Employment Agreements

In March 2010, the Company entered into one-year employment agreements with its new president and chief financial officer.  The agreements renew automatically for up to four additional consecutive one year periods unless terminated by either party.  Among other provisions, the agreements provide for base salaries of $100,000 and $54,000, respectively and provide for the granting of options to purchase up to 2,220,453 and 250,000 shares of common stock respectively.

In March 2010, the Company entered into a three-year employment agreement with it’s chief executive officer.  The agreement renews automatically for successive one year terms unless terminated by either party.  Among other provisions, the agreements provides for a base salary of $180,000, provides for an annual bonus to be determined by the Board of Directors and provides for the granting of options to purchase 6,704,081 shares of the Company’s common stock, exercisable at $0.17 per share.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Advisory Agreement

In March 2010, the Company entered into a one year advisory agreement to a director in connection with his services as the corporate secretary and participation on the Company’s Board of Directors.  The agreement renews automatically for additional one year periods and is terminated upon the resignation or disability of the director from the Board of Directors.  The Company may terminate his services as corporate secretary at any time with 10 days written notice.  Among other provisions, the agreement provides for an initial monthly advisory fee of $5,250 and options to purchase 1,110,227 shares of the company common stock at an exercise price of $0.17 per share.  The options vest in eight equal quarterly installments.  The advisor is also entitled to an additional option to purchase 1,110,227 shares of the Company’s common stock after one year if the agreement has not been terminated.