Form 10-Q
period 2010-03-31
OXIS INTERNATIONAL INC
filed 2010-05-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

☐	For the transition period from to .

Commission File Number 0-8092

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
468 N. Camden Dr., 2nd Floor, Beverly Hills, CA 90210 (Address of principal executive offices and zip code) (310) 860-5184 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At May 14, 2010, the issuer had outstanding the indicated number of shares of common stock:  105,015,440.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$840,000	$1,293,000
Accounts receivable, net	—	—
Inventory	—	—
Note receivable	—	—
Total Current Assets	840,000	1,293,000
Property, plant and equipment, net
Patents, net	77,000	84,000
Goodwill and other assets, net	7,000	7,000
Total Other Assets	84,000	91,000
TOTAL ASSETS	$924,000	$1,384,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$779,000	$925,000
Accrued expenses	1,505,000	1,404,000
Warrant liability	3,153,000	2,405,000
Demand note payable	235,000	180,000
Convertible debentures net of discounts of $0 and $0	1,871,000	1,945,000
Total Current Liabilities	7,543,000	6,859,000
Convertible debentures, net of discount of $1,504,110 and $1,750,685	496,000	249,000
Total Liabilities	8,039,000	7,108,000
Stockholders’ Deficit:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Series G – 25,000 and 25,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 80,415,440 and 67,040,809 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	80,000	67,000
Additional paid-in capital	72,003,000	71,308,000
Accumulated deficit	(79,199,000)	(77,100,000)
Total Stockholders’ Deficit	(7,115,000)	(5,724,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$924,000	$1,384,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue:
Product revenues	—	—
License revenues	—	—
TOTAL REVENUE		—
Cost of Product Revenue	—	—
Gross profit	—	—
Operating Expenses:
Research and development	5,000	—
Selling, general and administrative	925,000	139,000
Total operating expenses	930,000	139,000
Loss from Operations	(930,000)	(139,000)
Interest income	—	4,000
Change in value of warrant and derivative liabilities	(773,000)	(55,000)
Interest expense	(396,000)	(96,000)
Total Other Income (Expense)	(1,169,000)	(147,000)
Loss before provision for income taxes	(2,099,000)	(286,000)
Provision for income taxes	—	--
Net loss	$(2,099,000)	$(286,000)
Earnings (Loss) Per Share
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Weighted Average Shares Outstanding
Basic	76,576,885	46,850,809
Diluted	76,576,885	46,850,809

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2010 (unaudited) and
Year Ended December 31, 2009

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2008	96,255	$1,000	46,850,809	$47,000	$71,126,000	$(74,854,000)
Issuance of common stock			20,190,000	20,000	182,000
Net loss						(2,246,000)
Balance, December 31, 2009	96,255	$1,000	67,040,809	$67,000	$71,308,000	$(77,100,000)
Issuance of stock options					21,000
Issuance of common stock for services			2,125,131	2,000	559,000
Conversion of debt			8,137,500	8,000	72,000
Exercise of stock options			100,000		20,000
Exercise of warrants			3,012,000	3,000	23,000
Net loss						(2,099,000)
Balance, March 31, 2010	96,255	$1,000	80,415,440	$80,000	$72,003,000	$(79,199,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009

	Three months Ended March 31,
	2010 (unaudited)	2009 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,099,000)	$(286,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	7,000	14,000
Stock compensation expense for options and warrants issued to employees and non-employees	581,000	—
Amortization of debt discounts	314,000	—
Change in value of warrant and derivative liabilities	747,000	101,000
Changes in operating assets and liabilities:
Accounts receivable	—	(4,000)
Accounts payable	(151,000)	48,000
Accrued expenses	102,000	95,000
Net cash used in operating activities	(499,000)	(32,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options and warrants	46,000	—
Proceeds of short-term borrowings	—	10,000
Net cash provided by financing activities	46,000	10,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(453,000)	(22,000)
CASH AND CASH EQUIVALENTS - Beginning of period	1,293,000	22,000
CASH AND CASH EQUIVALENTS - End of period	$840,000	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

Note 1 -- The Company and Summary of Significant Accounting Policies

OXIS International, Inc. with its subsidiaries (collectively, “OXIS” or the “Company”) is engaged in the development of clinical, nutraceutical and therapeutic products and cosmeceutical products, which includes new technologies applicable to conditions and diseases associated with oxidative stress. OXIS has historically derived its revenues primarily from sales of research diagnostic assays to research laboratories – a business segment which is no longer operated or owned by Oxis (see below for transaction description related to Percipio). The Company’s diagnostic products included twenty-five research assays to measure markers of oxidative stress and other functions. During 2008, the Company determined to focus its resources on the development and sale of nutraceutical, therapeutic and other products based on its patents for Ergothioneine, Superoxide Dismutase related compounds (SOD’s), Glutathione Peroxidase (GPx), Myeloperoxidase (MPO), BXT and other proprietary compounds. The Company intends to continue to supplement its intellectual property in the area of oxidative stress while emphasizing its core focus on developing and marketing products utilizing existing patents and know how.

OXIS’ majority owned subsidiary up until June 19, 2008, BioCheck Inc. (“BioCheck”) offered its clinical laboratory and in vitro diagnostics customers over 40 clinical diagnostic assays.  BioCheck’s primary product line consisted of enzyme linked immunosorbentassay, or ELISA, kits that are widely used in medical laboratory settings.  Holders of OXIS’ convertible debentures foreclosed on most of the shares of BioCheck owned by Oxis in June 2008, and subsequently purchased the remaining 2% interest in BioCheck for $40,000 in October 2008.   Accordingly, since 2008 OXIS no longer has an ownership interest in BioCheck.

    On December 11, 2008, we closed an Asset Purchase Agreement with Percipio Biosciences, Inc., or Percipio, pursuant to which we agreed to sell certain assets of our assay business division including certain account receivables, patents and trademarks, or the Assay Assets.  The Assay Assets that were sold to Percipio did not include any rights, title, and interest related to our ability to market and sell nutraceutical or therapeutic products, such as with, but not limited to, the sale of ergothioneine or superoxide dismutase as a nutraceutical or therapeutic product.  In consideration of the Assay Assets, Percipio provided OXIS with a 6% secured promissory note, or the Percipio Note, in the principal amount of $250,000.   OXIS disposed of the Percipio Note in April 2009.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc.

The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2009.

    The results and trends on these interim condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 may not be representative of those for the full fiscal year or any future periods.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $79,199,000 through March 31, 2010.  On a consolidated basis, the Company had cash and cash equivalents of $840,000 at March 31, 2010. The Company's plan is to raise additional capital until such time the Company can increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

The current rate of cash usage raises substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern the Company intends to seek additional equity or debt financing to obtain sufficient funds to sustain operations.  The Company plans to increase revenues by introducing new products primarily based on its ergothioneine assets.  However, the Company cannot provide assurance that it will successfully obtain equity or debt or other financing, if any, sufficient to finance its goals or that the Company will increase product related revenues.  The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

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

Revenue Recognition

Product Revenue

The Company manufactures, or has manufactured on a contract basis, fine chemicals and nutraceutical products, which are its primary products sold to customers. Revenue from the sale of its products, including shipping fees, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectability is reasonably assured. Revenue from sales to distributors of its products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. The Company’s mix of product sales are substantially at risk to market conditions and demand, which may change at anytime.

License Revenue

License arrangements may consist of non-refundable upfront license fees, exclusive licensed rights to patented or patent pending technology, and various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

The Company granted stock options to purchase 11,034,761 and 0 shares of the Company’s common stock to employees and directors during the three months ended March 31, 2010 and 2009, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2010: expected volatility of 12%; average risk-free interest rate of 2.28%; initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $21,000 and 0 for the three months ended March 31, 2010 and 2009, respectively.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The company recognized no expense in share-based compensation for non-employees for the three months ended March 31, 2010 and 2009, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the three months ended March 31, 2010 and 2009, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at March 31, 2010 totaled 91,904,795.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2010.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	3,153,000	—

Note 2 -- Debt

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
March 31, 2010
(UNAUDITED)

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
March 31, 2010
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

During the first quarter of 2010, Bristol converted an additional $74,000 of the principal amount for 7,400,000 shares of the Company’s common stock.

Subsequent to March 31, 2010, Bristol converted an additional $124,000 of the principal amount of 12,400,000 shares of the Company’s common stock.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

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

At March 31, 2010 and December 31, 2009, the Company determined the fair value of the warrants was $969,000 and $196,000, respectively.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

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

Subsequent to March 31, 2010, Investors converted $610,000 of the principal amount for 12,200,000 shares of the Company’s common stock.

Demand Notes

On October 25, 2008, the Company entered into a demand note payable in the principal sum of $25,000.  Interest shall accrue on the outstanding principal balance of this note from and after the date hereof at the rate of 10% per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed.  The Borrower shall pay the holder all accrued interest on the Maturity Date.  At any time while this Note is outstanding, the holder may convert any portion of this Note that is outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that the Holder notifies the Company that it elects to effectuate a conversion. The Company must deliver the Conversion Shares to the holder no later than the third (3rd) business day after the Conversion Date Borrower shall pay the entire outstanding principal balance under this Note, together with all accrued and unpaid interest thereon , at anytime, in the Borrower’s sole discretion, on or before the maturity date without penalty.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

On March 19, 2009, the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd., pursuant to which Bristol purchased an aggregate principal amount of $12,500 of convertible demand promissory notes for an aggregate purchase price of $10,000.  The Bristol Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

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

On April 7, 2009, the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd, pursuant to which Bristol purchased an aggregate principal amount of $156,875 of convertible demand promissory notes for an aggregate purchase price of $125,000.  The Bristol Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

On May 15, 2009, the Company entered into a convertible demand promissory note with Bristol Capital, LLC for certain consulting services totaling $100,000. The note does not provide for any interest and is due upon demand by the holder. The Bristol Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

On May 21, 2009, the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd., pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Bristol Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

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

On June 22, 2009, the Company entered into a convertible demand promissory note with Theorem Group (“Theorem”) pursuant to which Theorem purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000. The Theorem Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Theorem notifies the Company that it elects to effectuate a conversion.

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

On December 1, 2009, Theorem sold the note to NetCapital.  In December 2009, NetCapital converted $24,000 of the principal for 2,400,000 shares of the Company’s common stock.

In January 2010, NetCapital converted the remainder $7,375 of principal amount for an additional 737,500 shares of the Company’s common stock.

On June 25, 2009, the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd., pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Bristol Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies the Company that it elects to effectuate a conversion.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Note 3 – Patents

	March 31, 2010 (Unaudited)	December 31, 2009
Capitalized patent costs	$655,000	$655,000
Accumulated amortization	(578,000)	(571,000)
	$77,000	$84,000

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

Note 4 -- Stockholders’ Equity

Common Stock

During the three months ended March 31, 2010, the Company issued a total of 8,137,500 shares of common stock for retirement of debt valued at $80,000.  No shares of the Company’s common stock were issued during the three months ended March 31, 2009.

During the three months ended March 31, 2010, the Company issued a total of 2,125,131 shares of common stock for the payment of services aggregating $561,000.  No shares of the Company’s common stock were issued for services during the three months ended March 31, 2009.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through March 31, 2010.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

On December 4, 2008, the Company entered into and closed an Agreement (the “Bristol Agreement”) with Bristol Investment Fund, Ltd., pursuant to which Bristol agreed to cancel the debt payable by the Company to Bristol in the amount of approximately $20,000 in consideration of the Company issuing Bristol 25,000 shares of Series G Convertible Preferred Stock, which such shares carry a stated value equal to $1.00 per share (the “Series G Stock”).

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

Effective February 10, 2010, the Company issued 25,000 shares of its new Series H Convertible Preferred Stock (the “Series H Preferred”) to Theorem Group, LLC, a California limited liability company (the “Stockholder”), in exchange for the 25,000 shares of Series G Convertible Preferred Stock, par value $.001 per share ("Series G Preferred"), then owned by the Stockholder.  The foregoing exchange was effected pursuant to that certain Exchange Agreement, dated February 10, 2010, between the Company and the Stockholder (the “Exchange Agreement”).

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2009	4,355,032	$0.33
Granted	11,034,761	0.17
Forfeited	626,250	0.46
Exercised	100,000	0.23
Outstanding as of March 31, 2010	14,663,543	$0.20

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2009	93,256,118	$0.17
Granted	—	—
Forfeited	12,877,366	0.83
Exercised	3,137,500	0.01
Outstanding as of March 31, 2010	77,241,252	$0.07

Note 6 - Employment and Advisory Agreements Obligations

Effective March 1, 2010, we entered into an employment agreement with Bernard Landes, pursuant to which Mr. Landes is employed as our President through February 28, 2011, subject to automatic renewals.  Under his employment agreement, Mr. Landes is entitled to a base annual salary of $100,000.  Mr. Landes is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Landes was granted an incentive stock option to purchase up to 2,220,453 shares of common stock.  The options vest and become exercisable in four equal quarterly installments on the 90th, 180th, 270th and 365th day after March 1, 2010, provided that Mr. Landes remains in our continuous employ through such quarterly vesting dates.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

Effective March 1, 2010, we entered into an employment agreement with Michael Handelman, pursuant to which Mr. Handelman is employed as our Chief Financial Officer through February 28, 2011, subject to automatic renewals.  Under his employment agreement, Mr. Handelman is entitled to a base annual salary of $54,000.  Mr. Handelman is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Handelman was granted an incentive stock option to purchase up to 250,000 shares of common stock.  The options vest and become exercisable in four equal quarterly installments on the 90th, 180th, 270th and 365th day after March 1, 2010, provided that Mr. Handelman remains in our continuous employ through such quarterly vesting dates.

     On March 29, 2010, we entered into an Advisory Agreement with Gary Post, our current Secretary and a member of our Board of Directors.  The Advisory Agreement relates to his services as our Secretary, a member of our Board of Directors, and member of at least one of the Committees of the Board.  The agreement has an initial term of one year and renews automatically for additional one-year periods, however, either party may terminate certain aspects of the agreement upon 10 days' notice.  Mr. Post will receive an advisory fee for $5,250 per month.  Upon entering into the agreement, we granted Mr. Post options to purchase 1,110,227 shares of our common stock.  The options vest and become exercisable in eight equal quarterly installments (which vesting period commenced on August 17, 2009).  Mr. Post will receive options to purchase an additional 1,110,227 shares of common stock on March 29, 2011 provided that Mr. Post remains engaged by us as of that date.

On March 29, 2010, we entered into an employment agreement Anthony Cataldo, our Chairman and Chief Executive Officer. The agreement is for a three-year period ending on March 28, 2013, subject to automatic renewals.  Under his employment agreement, Mr. Cataldo is entitled to a base annual salary of $180,000.  Mr. Cataldo is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Cataldo was granted an incentive stock option to purchase up to 6,704,081 shares of Common Stock, which options vest and become exercisable in equal quarterly installments during the three-year term, provided that Mr. Cataldo remains in continuously employ through such quarterly vesting dates.

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

Throughout this Quarterly Report on Form 10-Q, the terms “OXIS,”  “we,” “us,”  “our,” “the company” and “our company” refer to OXIS International, Inc., a Delaware corporation formerly known as DDI Pharmaceuticals, Inc. and Diagnostic Data, Inc., together with our subsidiaries.

Overview

Until the end of 2008, we were engaged in the business of developing and selling clinical and research assay products and out-licensing certain therapeutic compounds addressing conditions and diseases associated with oxidative stress.  During 2008, we lost our ownership interest in BioCheck, Inc., our majority owned subsidiary that was engaged in the production of enzyme immunoassay diagnostic kits for clinical laboratories, and in December 2008 we sold substantially all of the assets of our research assay product line to Precipio Biosciences, Inc.  Commencing in 2009, our focus shifted from the clinical and research assay business to developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include L-Ergothioneine (“ERGO”) as a component.  As a result, since the beginning of 2009 our focus has been on continuing the re-direction of our business plan, on obtaining financing to fund our revised business plan, building a new management team to further develop and implement our new business strategy.  As a result, we conducted limited operations, and had few sales in 2009 and in the first quarter ending March 31, 2010.  In 2008 we primarily earned our revenues from sales of research diagnostic reagents and diagnostic clinical assays to medical research laboratories.  Our diagnostic products included approximately 45 research reagents and 26 assays primarily related to oxidative stress. We currently hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is ERGO, a potent antioxidant we believe is appropriate by itself or as a component of other products for sale over-the-counter as a dietary supplement.

Recent Developments

Conversion of Debt to Equity

During the first quarter of 2010, we reached agreements with several parties pursuant to which we were able to extinguish a total of over $500,000 of obligations that we owed to various creditors and service providers, including to (i) Ambient Advisors, LLC, an affiliate of Gary Post, one of our directors, and (ii) John Repine, a member of our Scientific Advisory Board and a former director of this company, and the University of Colorado, the university with which Dr. Repine is associated.  The foregoing obligations were released and extinguished in consideration for the issuance of a total of 2,125,131 unregistered shares of our common stock (and in the case of John Repine and Gary Post, also in consideration for the signing of new agreements with them for continuing roles with the Company).  In addition, we also agreed with one of our creditors to settle a $411,082 obligation for $225,000.  The foregoing $225,000 payment is due and payable by no later than July 13, 2011.  Until the $225,000 payment is made, the creditor has the right, subject to certain limitations, to convert some or that entire amount into shares of our common stock at a conversion price of $0.10 per share.

Changes in Directors and Officers

During the first quarter of 2010, Sade Panahi, Maurice Spitz, and William Reininger resigned as members of our Board of Directors, and Anshuman Dube was appointed to the Board of Directors.  In March 2010, we hired Bernard Landes as our new President and Michael Handelman as our new Chief Financial Officer.  In March 2010, we also entered into an advisory agreement with Gary Post, one of our directors, and entered into an employment agreement with Anthony Cataldo, our Chief Executive Officer since March 2009.

New Employment and Advisory Agreements Obligations

Effective March 1, 2010, we entered into an employment agreement with Bernard Landes, pursuant to which Mr. Landes is employed as our President through February 28, 2011, subject to automatic renewals.  Under his employment agreement, Mr. Landes is entitled to a base annual salary of $100,000.  Mr. Landes is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Landes was granted an incentive stock option to purchase up to 2,220,453 shares of common stock.  The options vest and become exercisable in four equal quarterly installments on the 90th, 180th, 270th and 365th day after March 1, 2010, provided that Mr. Landes remains in our continuous employ through such quarterly vesting dates.

Effective March 1, 2010, we entered into an employment agreement with Michael Handelman, pursuant to which Mr. Handelman is employed as our Chief Financial Officer through February 28, 2011, subject to automatic renewals.  Under his employment agreement, Mr. Handelman is entitled to a base annual salary of $54,000.  Mr. Handelman is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Handelman was granted an incentive stock option to purchase up to 250,000 shares of common stock.  The options vest and become exercisable in four equal quarterly installments on the 90th, 180th, 270th and 365th day after March 1, 2010, provided that Mr. Handelman remains in our continuous employ through such quarterly vesting dates.

On March 29, 2010, we entered into an Advisory Agreement with Gary Post, our current Secretary and a member of our Board of Directors.  The Advisory Agreement relates to his services as our Secretary, a member of our Board of Directors, and member of at least one of the Committees of the Board.  The agreement has an initial term of one year and renews automatically for additional one-year periods, however, either party may terminate certain aspect of the agreement upon 10 days' notice.  Mr. Post will receive an advisory fee for $5,250 per month.  Upon entering into the agreement, we granted Mr. Post options to purchase 1,110,227 shares of our common stock.  The options vest and become exercisable in eight equal quarterly installments (which vesting period commenced on August 17, 2009).  Mr. Post will receive options to purchase an additional 1,110,227 shares of common stock on March 29, 2011 provided that Mr. Post remains engaged by us as of that date.

On March 29, 2010, we entered into an employment agreement Anthony Cataldo, our Chairman and Chief Executive Officer since March 2009. The agreement is for a three-year period ending on March 28, 2013, subject to automatic renewals.  Under his employment agreement, Mr. Cataldo is entitled to a base annual salary of $180,000.  Mr. Cataldo is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Cataldo was granted an incentive stock option to purchase up to 6,704,081 shares of Common Stock, which options vest and become exercisable in equal quarterly installments during the three-year term, provided that Mr. Cataldo remains in continuously employ through such quarterly vesting dates.

Results of Operations

Revenues/Cost of Product Revenues

As discussed above, this Company’s two active lines of business were disposed of during 2008.  In 2009, we commenced restructuring this company, but did not conduct any active operations.  As a result, we did not generate any revenues, nor did we incur any costs related to revenues during the first quarter of 2009.

Having developed a new business plan, during the fiscal quarter ended March 31, 2010, this company continued to position itself to implement the new business plan of developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include L-Ergothioneine (“ERGO”) as a component.  During the first fiscal quarter of 2010, we hired the officers necessary to support our new operations, restructured our Board of Directors, restructured and recapitalized portions of our balance sheet, and initiated research and development activities related to a dietary supplement containing ERGO that we intend to commercially release later in 2010.  However, during the quarter ended March 31, 2010 we did not sell any of our proposed products, generate any revenues, or incur any revenue related costs.

Research and Development Expenses

During the quarter ended March 31, 2010, we incurred $5,000 in research and development  expenses as we initiated our efforts to develop nutraceutical products in the field of oxidative stress reduction that we plan to release by the end of 2010.  We anticipate that research and development expenses will increase in subsequent fiscal quarters as we increase our product research and development activities.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2009 to 2010:

	Three Months Ended March 31,
	2010	2009	Increase from 2009
Selling, general and administrative expenses	$925,000	$139,000	$786,000

The increase in selling, general and administrative expenses is primarily attributable to an increase in non-cash compensation, an increase in overhead, an increase in independent contractors and an increase in shareholder relations expenses.  During the fiscal quarter ended March 31, 2010, we issued shares of our common stock in payment of $561,000 of employee and consultant compensation expenses.  No such expenses were incurred during the same quarter in 2009.  In March 2010, we hired a new President and a new Chief Financial Officer.  In addition, we entered into an advisory agreement with one of our directors and our secretary.  These additional compensation obligations will increase our cash compensation payment obligations in future periods.

Interest Income

Interest income was $0 compared to $4,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease is primarily due to the assignment of the note receivable related to the sale of the assay kit division.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006 as well as in October 2009.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  When we entered into the convertible debentures with the warrants on October 9, 2009, the beneficial conversion feature and the warrants were valued at $2,000,000.  We recognized an increase in expense of $773,000 and $55,000 for the three months ended March 31, 2010 and 2009, respectively.

Interest Expense

Interest expense was $396,000 compared to $96,000 for the three months ended March 31, 2010 and 2009, respectively.  The increase is primarily due to $314,000 non-cash amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.  The balance represents accrued interest on our outstanding convertible debentures.

Net Loss

We had a net loss of $2,099,000 compared to a net loss of $286,000 for the three months ended March 31, 2010 and 2009, respectively.  The net loss in the first three months of 2010 was primarily affected by selling, general and administrative expenses of $925,000, change in value of warrant and derivative liabilities of $773,000 and interest expense of $396,000 associated with notes payable. The net loss in the first three months of 2009 was primarily affected by selling, general and administrative expenses of 139,000 and interest expense associated with notes payable of $96,000.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $840,000 at March 31, 2010.  However, we also had $7,543,000 of current liabilities (of which $4,390,000 represented current cash obligations and $3,153,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of March 31, 2010, we had a working capital deficit of $3,550,000.  In addition, we incurred a net loss of $2,099,000 for the three months ended March 31, 2010 and have an accumulated deficit of $79,199,000 through March 31, 2010.

Because we have now commenced actively pursuing our new business plan, we anticipate that our future operating expenses, including cash salaries for officers and employees, research and development expenses, and product development and marketing expenses, will significantly increase during 2010.  As a result, our cash holdings of $840,000 at March 31, 2010 will not be sufficient to sustain our anticipated level of operations through the remainder of 2010.  Although we anticipate that we will commence recognizing significant revenues when our proposed products are released later in 2010, we will have to obtain additional funding to support our increased expenses until such time, if ever, as we generate sufficient cash from our product sales to support our operating and capital expense.

We presently do not have any available credit, bank financing or other external sources of liquidity.  We will need to obtain additional capital in order to expand our operations and fund any unanticipated increases in our administrative expenses.  To obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.  In the event that we are unable to raise the additional funds needed to support our increased operations, we will have to curtail or abandon our new operating activities.

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

Cash used in operating activities was $499,000 during the three months ended March 31, 2010.  Our cash holdings together with the receipt of certain anticipated payments are expected to be sufficient to fund our administrative expenses through the end of 2010.  However, our lack of revenues, our current liabilities of over $7 million, and our current rate of cash usage raise substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows or outside financing.  Although we anticipate that our revenues will increase during 2010 when we introduce our new proposed products, we do not currently anticipate that those funds will be sufficient in the short term to fund our working deficit or to repay our current liabilities.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

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

Revenue Recognition

Product Revenue

The Company manufactures, or has manufactured on a contract basis, fine chemicals and nutraceutical products, which are its primary products sold to customers. Revenue from the sale of our products, including shipping fees, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectability is reasonably assured. Revenue from sales to distributors of our products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. Our mix of product sales are substantially at risk to market conditions and demand, which may change at any time.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.  Risk Factors

There have been no material changes from the disclosure provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

From January 1, 2010 through March 31, 2010, we issued 13,374,631 shares of common stock to various persons/stockholders.  The foregoing issuances consisted of the issuance of 2,125,131 shares to the Company’ employees and consultants as compensation for services rendered (having an aggregate value of $561,000, an additional 100,000 shares of common stock issued upon the exercise of a stock option, an additional 3,012,000 shares of common stock issued upon the exercise of warrants and 8,137,500 shares issued to holders of this Company’s convertible debentures and demand notes payable upon the conversion of some of the outstanding debentures and demand notes. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

In October, 2006, we issued $1,694,250 of Secured Convertible Debentures to a group of investors.  To secure our obligations under the Secured Convertible Debentures, we granted the investors a security interest in substantially all of our assets, including a pledge of our ownership interests in our wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and our majority-owned subsidiary, BioCheck, Inc.  Bristol Investment Fund, Ltd., (“Bristol”) acted as the agent for itself and three other holders of the Secured Convertible Debentures.  As a result of this company’s default under the Secured Convertible Debentures, Bristol acquired our interest in the shares of BioCheck in June, 2008.  As of March 31, 2010, $1,871,000 remains outstanding under the Secured Convertible Debentures.  We have not made the required monthly redemption payments required under the Secured Convertible Debentures and, accordingly, currently are in default under the debentures.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each debenture holder had the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  The holders of the debenture currently have the right to sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.

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

Item 4.  [Reserved]

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

Oxis International, Inc.

May 14, 2010	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo Chief Executive Officer (Principal Executive Officer)

May 14, 2010	By:	/s/ Michael Handelman
Michael Handelman Chief Financial Officer (Principal Financial and Accounting Officer)