Form 10-Q
period 2010-06-30
OXIS INTERNATIONAL INC
filed 2010-08-16
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At August 16, 2010, the issuer had outstanding the indicated number of shares of common stock:  118,510,417.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$571,000	$1,293,000
Accounts receivable, net	—	—
Inventory	—	—
Prepaid expenses	39,000	—
Total Current Assets	610,000	1,293,000
Property, plant and equipment, net
Patents, net	70,000	84,000
Goodwill and other assets, net	7,000	7,000
Total Other Assets	77,000	91,000
TOTAL ASSETS	$687,000	$1,384,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$810,000	$925,000
Accrued expenses	1,586,000	1,404,000
Warrant liability	1,450,000	2,405,000
Demand note payable	255,000	180,000
Convertible debentures net of discounts of $0 and $0	1,677,000	1,945,000
Total Current Liabilities	5,778,000	6,859,000
Convertible debentures, net of discount of $680,726 and $1,750,685	404,000	249,000
Total Liabilities	6,182,000	7,108,000
Stockholders’ Deficit:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 118,510,417 and 67,040,809 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	119,000	67,000
Additional paid-in capital	73,185,000	71,308,000
Accumulated deficit	(78,800,000)	(77,100,000)
Total Stockholders’ Deficit	(5,495,000)	(5,724,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$687,000	$1,384,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Product revenues	$—	$35,000	$—	$35,000
License revenues	—	—	—	—
TOTAL REVENUE	—	35,000	—	35,000
Cost of Product Revenue	—	20,000	—	20,000
Gross profit	—	15,000	—	15,000
Operating Expenses:
Research and development	89,000	—	94,000	—
Selling, general and administrative	297,000	231,000	1,222,000	370,000
Total operating expenses	386,000	231,000	1,316,000	370,000
Loss from Operations	(386,000)	(216,000)	(1,316,000)	(355,000)
Interest income	—	4,000	—	8,000
Change in value of warrant and derivative liabilities	773,000	9,000	—	(46,000)
Interest expense	12,000	(152,000)	(384,000)	(248,000)
Total Other Income (Expense)	785,000	(139,000)	(384,000)	(286,000)
Income (loss) before provision for income taxes	399,000	(355,000)	(1,700,000)	(641,000)
Provision for income taxes	—	—	—	—
Net income (loss)	$399,000	$(355,000)	$(1,700,000)	$(641,000)
Earnings (Loss) Per Share
Basic	$0.00	$(0.01)	$(0.02)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding
Basic	102,509,717	46,850,809	87,625,988	46,850,809
Diluted	102,509,717	46,850,809	87,625,988	46,850,809

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Six Months Ended June 30, 2010 (unaudited) and
Year Ended December 31, 2009

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2008	121,230	$1,000	46,850,809	$47,000	$71,126,000	$(74,854,000)
Issuance of common stock			20,190,000	20,000	182,000
Net loss						(2,246,000)
Balance, December 31, 2009	121,230	$1,000	67,040,809	$67,000	$71,308,000	$(77,100,000)
Issuance of stock options					62,000
Issuance of common stock for services			2,194,048	2,000	490,000
Conversion of debt			46,163,560	47,000	1,282,000
Exercise of stock options			100,000		20,000
Exercise of warrants			3,012,000	3,000	23,000
Net loss						(1,700,000)
Balance, June 30, 2010	121,230	$1,000	118,510,417	$119,000	$73,185,000	$(78,800,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	Six months Ended June 30,
	2010 (unaudited)	2009 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,700,000)	$(641,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	14,000	28,000
Stock compensation expense for options and warrants issued to employees and non-employees	555,000	—
Amortization of debt discounts	218,000	8,000
Change in value of warrant and derivative liabilities	—	85,000
Consulting expenses	—	90,000
Changes in operating assets and liabilities:
Accounts receivable	—	(10,000)
Prepaid expense and other current assets	(39,000)	(60,000)
Accounts payable	23,000	49,000
Accrued expenses	161,000	240,000
Net cash used in operating activities	(768,000)	(211,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options and warrants	46,000	—
Proceeds of short-term borrowings	—	233,000
Net cash provided by financing activities	46,000	233,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(722,000)	22,000
CASH AND CASH EQUIVALENTS - Beginning of period	1,293,000	22,000
CASH AND CASH EQUIVALENTS - End of period	$571,000	$44,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

On December 11, 2008, the Company closed an Asset Purchase Agreement with Percipio Biosciences, Inc. (“Percipio”), pursuant to which the Company agreed to sell certain assets of its assay business division including certain account receivables, patents and trademarks (“Assay Assets”).  The Assay Assets that were sold to Percipio did not include any rights, title, and interest related to our ability to market and sell nutraceutical or therapeutic products, such as with, but not limited to, the sale of ergothioneine or superoxide dismutase as a nutraceutical or therapeutic product.  In consideration of the Assay Assets, Percipio provided OXIS with a 6% secured promissory note (“Percipio Note”), in the principal amount of $250,000.  OXIS disposed of the Percipio Note in April 2009.

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

The results and trends on these interim condensed consolidated financial statements for the three months and six months ended June 30, 2010 and 2009 may not be representative of those for the full fiscal year or any future periods.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $78,800,000 through June 30, 2010.  On a consolidated basis, the Company had cash and cash equivalents of $571,000 at June 30, 2010. The Company's plan is to raise additional capital until such time the Company can increase revenues to generate sufficient gross profit in excess of selling, general and administrative, and research and development expenses in order to achieve profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
June 30, 2010
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

The Company granted stock options to purchase 10,534,761 and 0 shares of the Company’s common stock to employees and directors during the six months ended June 30, 2010 and 2009, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2010: expected volatility of 12%; average risk-free interest rate of 2.28%; initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $62,000 and 0 for the six months ended June 30, 2010 and 2009, respectively.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the six months ended June 30, 2010 and 2009, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the six months ended June 30, 2010 and 2009, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at June 30, 2010 totaled 91,404,795.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2010.

Description	Level 1	Level 2	Level 3
Assets
	$—	$—	$—
Liabilities
Warrant liability	—	1,450,000	—

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
June 30, 2010
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

During the second quarter of 2010, Bristol converted an additional $194,000 of the principal amount for 19,400,000 shares of the Company’s common stock.

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

At June 30, 2010 and December 31, 2009, the Company determined the fair value of the warrants was $181,000 and $196,000, respectively.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

During the second quarter of 2010, Investors converted $915,000 of the principal amount for 18,300,000 shares of the Company’s common stock.

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
June 30, 2010
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
June 30, 2010
(UNAUDITED)

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

Note 3 – Patents

	June 30, 2010 (Unaudited)	December 31, 2009
Capitalized patent costs	$655,000	$655,000
Accumulated amortization	(585,000)	(571,000)
	$70,000	$84,000

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

Note 4 -- Stockholders’ Equity

Common Stock

During the six months ended June 30, 2010, the Company issued a total of 46,163,560 shares of common stock for retirement of debt valued at $1,329,000.  No shares of the Company’s common stock were issued during the six months ended June 30, 2009.

During the six months ended June 30, 2010, the Company issued a total of 2,194,048 shares of common stock for the payment of services aggregating $492,000.  No shares of the Company’s common stock were issued for services during the six months ended June 30, 2009.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through June 30, 2010.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2009	4,355,032	$0.33
Granted	10,534,761	0.17
Forfeited	626,250	0.46
Exercised	100,000	0.23
Outstanding as of June 30, 2010	14,163,543	$0.15

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2009	93,256,118	$0.17
Granted	—	—
Forfeited	12,877,366	0.83
Exercised	3,137,500	0.01
Outstanding as of June 30, 2010	77,241,252	$0.07

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

Note 6 - Employment and Advisory Agreements Obligations

Effective March 1, 2010, the Company entered into an employment agreement with Bernard Landes, pursuant to which Mr. Landes is employed as the Company’s President through February 28, 2011, subject to automatic renewals.  Under his employment agreement, Mr. Landes is entitled to a base annual salary of $100,000.  Mr. Landes is eligible to receive a bonus as determined by the Company in its sole discretion.  Additionally, Mr. Landes was granted an incentive stock option to purchase up to 2,220,453 shares of common stock.  The options vest and become exercisable in four equal quarterly installments on the 90th, 180th, 270th and 365th day after March 1, 2010, provided that Mr. Landes remains in the Company’s continuous employ through such quarterly vesting dates.

Effective March 1, 2010, the Company entered into an employment agreement with Michael Handelman, pursuant to which Mr. Handelman is employed as the Company’s Chief Financial Officer through February 28, 2011, subject to automatic renewals.  Under his employment agreement, Mr. Handelman is entitled to a base annual salary of $54,000.  Mr. Handelman is eligible to receive a bonus as determined by the Company in its sole discretion.  Additionally, Mr. Handelman was granted an incentive stock option to purchase up to 250,000 shares of common stock.  The options vest and become exercisable in four equal quarterly installments on the 90th, 180th, 270th and 365th day after March 1, 2010, provided that Mr. Handelman remains in the Company’s continuous employ through such quarterly vesting dates.

On March 29, 2010, the Company entered into an Advisory Agreement with Gary Post, the Company’s then Secretary and a member of our Board of Directors.  The Advisory Agreement relates to his services as our Secretary, a member of our Board of Directors, and member of at least one of the Committees of the Board.  The agreement has an initial term of one year and renews automatically for additional one-year periods, however, either party may terminate certain aspects of the agreement upon 10 days' notice.  Mr. Post will receive an advisory fee for $5,250 per month.  Upon entering into the agreement, the Company granted Mr. Post options to purchase 1,110,227 shares of our common stock.  The options vest and become exercisable in eight equal quarterly installments (which vesting period commenced on August 17, 2009) as long as the Advisory Agreement is in effect.  Mr. Post will receive options to purchase an additional 1,110,227 shares of common stock on March 29, 2011 provided that Mr. Post remains engaged by us as of that date.  On July 14, 2010, Mr. Post resigned from his positions as Secretary and director of the Company effective immediately.

On March 29, 2010, the Company entered into an employment agreement Anthony Cataldo, the Company’s Chairman and Chief Executive Officer. The agreement is for a three-year period ending on March 28, 2013, subject to automatic renewals.  Under his employment agreement, Mr. Cataldo is entitled to a base annual salary of $180,000.  Mr. Cataldo is eligible to receive a bonus as determined by the Company in its sole discretion.  Additionally, Mr. Cataldo was granted an incentive stock option to purchase up to 6,704,081 shares of Common Stock, which options vest and become exercisable in equal quarterly installments during the three-year term, provided that Mr. Cataldo remains in continuously employ through such quarterly vesting dates.

Note 7 – Subsequent Events

On July 14, 2010, Gary Post resigned from his positions as Secretary and director of the Company effective immediately.

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

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. For a more detailed explanation of such risks, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Such risks, as well as such other risks and uncertainties, are detailed in our SEC reports and filings including a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

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

Overview

Until the end of 2008, we were engaged in the business of developing and selling clinical and research assay products and out-licensing certain therapeutic compounds addressing conditions and diseases associated with oxidative stress.  During 2008, we lost our ownership interest in BioCheck, Inc., our majority owned subsidiary that was engaged in the production of enzyme immunoassay diagnostic kits for clinical laboratories, and in December 2008 we sold substantially all of the assets of our research assay product line to Precipio Biosciences, Inc.  Commencing in 2009, our focus shifted from the clinical and research assay business to developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include L-Ergothioneine (“ERGO”) as a component.  As a result, since the beginning of 2009 our focus has been on continuing the re-direction of our business plan, on obtaining financing to fund our revised business plan, building a new management team to further develop and implement our new business strategy.  As a result, we conducted limited operations, and had limited revenues in 2009 and no revenues in the first half of 2010.  We currently continue to hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is ERGO, a potent antioxidant we believe is appropriate by itself or as a component of other products for sale over-the-counter as a dietary supplement.

Results of Operations

Product Revenues

The following table presents the changes in revenues from 2009 to 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Decrease from 2009	2010	2009	Decrease from 2009
Product revenues	$0	$35,000	$(35,000)	$0	$35,000	$(35,000)

As discussed above, this Company disposed of its two active lines of business during 2008.  In 2009, we commenced restructuring this company, but did not conduct any active operations.  As a result, we generated limited revenues in the first six month period of 2009 and no revenues during the comparable period in 2010.

Having developed a new business plan, during the fiscal quarter ended June 30, 2010 we continued to position ourselves to implement the new business plan of developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include L-Ergothioneine (“ERGO”) as a component.  During the first fiscal quarter of 2010, we hired the officers necessary to support our new operations, restructured our Board of Directors, restructured and recapitalized portions of our balance sheet, and initiated research and development activities related to a dietary supplement containing ERGO that we intend to commercially release later in third quarter 2010.  However, during the six months ended June 30, 2010 we did not sell any of our proposed products, generate any revenues, or incur any revenue-related costs.

Cost of Product Revenues

Because we did not generate any revenues in 2010, we did not incur any cost of revenues during that period.  The revenues, cost of products sold and gross profit line item disclosures for the 2009 periods are immaterial and are not indicative of this Company’s actual past or current operations.

Research and Development Expenses

The following table presents the changes in research and development expenses from 2009 to 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase from 2009	2010	2009	Increase from 2009
Research and development expenses:	$89,000	—	$89,000	$94,000	—	$94,000

We incurred research and development expenses in 2010 in connection with the development of ERGO based potential over-the-counter products and dietary supplements.  Because our revised business plan provides for the development and future commercial release of such ERGO based products, we anticipate that our research and development expenses will increase in subsequent fiscal quarters as we increase our product research and development activities.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2009 to 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase from 2009	2010	2009	Increase from 2009
Selling, general and administrative expenses	$297,000	$231,000	$66,000	$1,222,000	$370,000	$852,000

The increase in selling, general and administrative expenses is primarily attributable to an increase in non-cash compensation, an increase in overhead expenses because of the additional employees and officers that were hired during the first quarter of 2010, an increase in independent contractors, and an increase in shareholder relations expenses.  During the fiscal quarter ended June 30, 2010, we issued shares of our common stock in payment of $492,000 of employee and consultant compensation expenses.  No such expenses were incurred during the same quarter in 2009.  In March 2010, we hired a new President and a new Chief Financial Officer.  These additional compensation obligations have increased our cash compensation payment obligations.

Interest Income

Interest income was $4,000 and $8,000 for the three months and six months ended June 30, 2009 due to the interest we received on a note receivable related to the sale of our assay kit division.  We did not earn any interest on that note in the comparable 2010 periods because the foregoing note has been assigned by the Company to a third party.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006 as well as in October 2009.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  When we entered into the convertible debentures with the warrants on October 9, 2009, the beneficial conversion feature and the warrants were valued at $2,000,000.  We recognized an increase in expense of $773,000 and $9,000 compared to a decrease of $0 and $46,000 for the three months and six months ended June 30, 2010 and 2009, respectively.

Interest Expense

Interest expense was $12,000 and $152,000 compared to $384,000 and $248,000 for the three months and six months ended June 30, 2010 and 2009, respectively.  The increase is primarily due to $218,000 non-cash amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.  The balance represents accrued interest on our outstanding convertible debentures.

Net Loss

We had a net income of $399,000 and a net loss of $355,000 in the three months and six months ended June 30, 2010, respectively, compared to a net loss of $1,700,000 and $641,000 for the three months and six months ended June 30, 2009, respectively.  The net income for the June 30, 2010 three month period was the result of a change in the value of warrants and derivative liabilities and not the result of income from operations.  The net loss in the first six months of 2010 primarily consisted of selling, general and administrative expenses of $1,222,000 and interest expense of $384,000 associated with notes payable. Likewise the net loss in the first six months of 2009 primarily consisted of selling, general and administrative expenses of $370,000 and interest expense associated with notes payable of $248,000.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $571,000 at June 30, 2010.  However, we also had $5,778,000 of current liabilities (of which $4,328,000 represented current cash obligations and $1,450,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of June 30, 2010, we had a working capital deficit of $5,168,000.  In addition, we incurred a net loss of $1,700,000 for the six months ended June 30, 2010 and have an accumulated deficit of $78,800,000 through June 30, 2010.

Because we have now commenced actively pursuing our new business plan, we anticipate that our future operating expenses, including cash salaries for officers and employees, research and development expenses, and product development and marketing expenses will significantly increase during 2010.  As a result, our cash holdings of $571,000 at June 30, 2010 might not be sufficient to sustain our anticipated level of operations through the remainder of 2010.  Although our goal is to commence generating operating revenues when our proposed products are released later in 2010, it is uncertain how much revenue we will generate and if those revenues will be sufficient to fund our working capital needs.  Accordingly, we anticipate that we will have to obtain additional funding to support our increased expenses until such time, if ever, as we generate sufficient cash from our product sales to support our operating and capital expense.

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

We will need additional capital in order to continue operations until, if ever, we are able to achieve positive operating cash flow.  Our goal is to obtain additional funding through the sale of debt or equity securities, or possibly through joint ventures or strategic relationships with unaffiliated third parties, or other financing approaches.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.  However, the trading price of our common stock and the downturn in the equity and debt markets are expected to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

Despite a net loss of $1,700,000, cash used in operating activities was only $768,000 during the six months ended June 30, 2010 primarily because $550,000 of compensation expenses were satisfied by the issuance of securities, and because of $218,000 of non-cash amortization of debt discounts.

Our lack of revenues, our current liabilities of over $5.7 million, and our current rate of cash usage raise substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows or outside financing.  Although we anticipate that our revenues will increase during 2010 when we introduce our new proposed products, we do not currently anticipate that those funds will be sufficient in the short term to fund our working deficit or to repay our current liabilities.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

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

Revenue Recognition

Product Revenue

We manufacture, or have manufactured on a contract basis, fine chemicals and nutraceutical products, which are our primary products sold to customers. Revenue from the sale of our products, including shipping fees, is recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectability is reasonably assured. Revenue from sales to distributors of our products is recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. Our mix of product sales are substantially at risk to market conditions and demand, which may change at any time.

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

Item 4. Controls and Procedures

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

From April 1, 2010 through June 30, 2010, we issued 38,094,700 shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).   The foregoing issuances consisted of the following:

A.           329,140 shares were issued to 2 employees and consultants of the Company as compensation for services rendered (having an aggregate value of $63,500);

B.           65,560 shares of common stock issued were to a vendor upon conversion of debt (having an aggregate value of $6,556; and

C.           37,700,000 shares issued to 31 holders of this Company’s convertible debentures and demand notes payable upon the conversion of some of the outstanding debentures and demand notes.

All of the foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

   In October, 2006, we issued $1,694,250 of Secured Convertible Debentures (the “Secured Convertible Debentures”) to a group of investors.  To secure our obligations under the Secured Convertible Debentures, we granted the investors a security interest in substantially all of our assets, including a pledge of our ownership interests in our wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and our majority-owned subsidiary, BioCheck, Inc.  Bristol Investment Fund, Ltd. (“Bristol”) acted as the agent for itself and three other holders of the Secured Convertible Debentures.  As a result of this company’s default under the Secured Convertible Debentures, Bristol acquired our interest in the shares of BioCheck in June, 2008.  As of June 30, 2010, $1,671,000 remains outstanding under the Secured Convertible Debentures.  We have not made the required monthly redemption payments required under the Secured Convertible Debentures and, accordingly, currently are in default under the debentures.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each debenture holder had the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  The holders of the debenture currently have the right to sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.

In October 2009, the Company and Bristol entered a Standstill and Forbearance Agreement, pursuant to which Bristol agreed to refrain and forbear from exercising certain rights and remedies with respect to (i) the Secured Convertible Debentures that we issued in October 2006 and (ii) demand notes issued (the “Bridge Notes”) by the Company on October 8, 2008, March 19, 2009, April 7, 2009, April 28, 2009, May 21, 2009 and June 25, 2009.  In October 2009, the Company and Bristol also entered into a waiver agreement (the “Waiver Agreement”) pursuant to which Bristol waived certain rights with respect to the Secured Convertible Debentures and Bridge Notes.

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

OXIS International, Inc.

August 16, 2010	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo Chief Executive Officer (Principal Executive Officer)

August 16, 2010	By:	/s/ Michael Handelman
Michael Handelman Chief Financial Officer (Principal Financial and Accounting Officer)