Form 10-Q
period 2010-09-30
OXIS INTERNATIONAL INC
filed 2010-11-12
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At November 12, 2010, the issuer had outstanding the indicated number of shares of common stock:  144,671,976.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$181,000	$1,293,000
Prepaid expenses	78,000	—
Total Current Assets	259,000	1,293,000
Property, plant and equipment, net
Patents, net	63,000	84,000
Goodwill and other assets, net	7,000	7,000
Total Other Assets	70,000	91,000
TOTAL ASSETS	$329,000	$1,384,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$624,000	$925,000
Accrued interest	1,370,000	1,133,000
Accrued expenses	346,000	271,000
Warrant liability	1,081,000	2,405,000
Demand note payable	205,000	180,000
Convertible debentures net of discounts of $0 and $0	1,564,000	1,945,000
Total Current Liabilities	5,190,000	6,859,000
Convertible debentures, net of discount of $406,000 and $1,751,000	404,000	249,000
Total Liabilities	5,594,000	7,108,000
Stockholders’ Deficit:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:	—	—
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 144,277,804 and 67,040,809 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	144,000	67,000
Additional paid-in capital	74,023,000	71,308,000
Accumulated deficit	(79,433,000)	(77,100,000)
Total Stockholders’ Deficit	(5,265,000)	(5,724,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$329,000	$1,384,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Product revenues	$—	$—	$—	$35,000
License revenues	—	—	—	—
TOTAL REVENUE	—	—	—	35,000
Cost of Product Revenue	—	3,000	—	24,000
Gross profit	—	(3,000)	—	11,000
Operating Expenses:
Research and development	66,000	—	160,000	—
Selling, general and administrative	588,000	84,000	1,811,000	453,000
Total operating expenses	654,000	84,000	1,970,000	453,000
Loss from Operations	(654,000)	(87,000)	(1,970,000)	(442,000)
Interest income		3,000		11,000
Change in value of warrant and derivative liabilities	44,000	(48,000)	59,000	(94,000)
Interest expense	(23,000)	(136,000)	(422,000)	(384,000)
Total Other Income (Expense)	21,000	(181,000)	(363,000)	(467,000)
Loss before provision for income taxes	(633,000)	(268,000)	(2,333,000)	(909,000)
Provision for income taxes	—	—	—	—
Net loss	$(633,000)	$(268,000)	$(2,333,000)	$(909,000)
Loss Per Share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding
Basic	124,506,306	46,850,809	100,054,520	46,850,809
Diluted	124,506,306	46,850,809	100,054,520	46,850,809

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Nine Months Ended September 30, 2010 (unaudited) and
Year Ended December 31, 2009

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2008	121,230	$1,000	46,850,809	$47,000	$71,126,000	$(74,854,000)
Issuance of common stock			20,190,000	20,000	182,000
Net loss						(2,246,000)
Balance, December 31, 2009	121,230	$1,000	67,040,809	$67,000	$71,308,000	$(77,100,000)
Issuance of stock options					62,000
Issuance of common stock for services			3,763,278	4,000	503,000
Conversion of debt			70,147,995	70,000	2,107,000
Exercise of stock options			100,000		20,000
Exercise of warrants			3,225,722	3,000	23,000
Net loss						(2,333,000)
Balance, September 30, 2010	121,230	$1,000	144,277,804	$144,000	$74,023,000	$(79,433,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009

	Nine months Ended September 30,
	2010 (unaudited)	2009 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,333,000)	$(909,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	21,000	41,000
Stock compensation expense for options and warrants issued to employees and non-employees	569,000	—
Amortization of debt discounts	369,000	48,000
Change in value of warrant and derivative liabilities	59,000	132,000
Consulting expenses	—	90,000
Changes in operating assets and liabilities:
Accounts receivable	—	(13,000)
Prepaid expense and other current assets	(78,000)	(48,000)
Accounts payable	(77,000)	69,000
Accrued expenses	312,000	335,000
Net cash used in operating activities	(1,158,000)	(255,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options and warrants	46,000	—
Proceeds of short-term borrowings	—	233,000
Net cash provided by financing activities	46,000	233,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,112,000)	(22,000)
CASH AND CASH EQUIVALENTS - Beginning of period	1,293,000	22,000
CASH AND CASH EQUIVALENTS - End of period	$181,000	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

OXIS’ majority owned subsidiary up until June 19, 2008, BioCheck Inc. (“BioCheck”), offered its clinical laboratory and in vitro diagnostics customers over 40 clinical diagnostic assays.  BioCheck’s primary product line consisted of enzyme linked immunosorbentassay, or ELISA, kits that are widely used in medical laboratory settings.  Holders of OXIS’ convertible debentures foreclosed on most of the shares of BioCheck owned by OXIS in June 2008, and subsequently purchased the remaining 2% interest in BioCheck for $40,000 in October 2008.  Accordingly, since 2008 OXIS no longer has an ownership interest in BioCheck.

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

The results and trends on these interim condensed consolidated financial statements for the three months and nine months ended September 30, 2010 and 2009 may not be representative of those for the full fiscal year or any future periods.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $79,433,000 through September 30, 2010.  On a consolidated basis, the Company had cash and cash equivalents of $181,000 at September 30, 2010. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

The current rate of cash usage raises substantial doubt about the Company’s ability to continue as a going concern, absent any sources of significant cash flows.  In an effort to mitigate this near-term concern the Company intends to seek additional equity or debt financing to obtain sufficient funds to sustain operations.  The Company plans to increase revenues by introducing new nutraceutical products primarily based on its ergothioneine assets.  However, the Company cannot provide assurance that it will successfully obtain equity or debt or other financing, if any, sufficient to finance its goals or that the Company will generate future product related revenues.  The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

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

Revenue Recognition

Product Revenue

The Company manufactures, or has manufactured on a contract basis, fine chemicals and nutraceutical products, which are its primary products to be sold to customers. Revenue from the sale of its products, including shipping fees, will be recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectability is reasonably assured. Revenue from sales to distributors of its products will be recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms.

License Revenue

License arrangements may consist of non-refundable upfront license fees, exclusive licensed rights to patented or patent pending technology, and various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The Company granted stock options to purchase 12,284,761 and 0 shares of the Company’s common stock to employees and directors during the nine months ended September 30, 2010 and 2009, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2010: expected volatility of 12%; average risk-free interest rate of 2.28%; initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $110,000 and 0 for the nine months ended September 30, 2010 and 2009, respectively.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized $0 and $0 in share-based compensation expense for non-employees for the nine months ended September 30, 2010 and 2009, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the nine months ended September 30, 2010 and 2009, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at September 30, 2010 totaled 91,195,903.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2010.

Description	Level 1	Level 2	Level 3
Assets
	$—	$—	$—
Liabilities
Warrant liability	—	1,081,000	—

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
September 30, 2010
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
September 30, 2010
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

During the third quarter of 2010, Bristol converted an additional $98,000 of the principal amount for 9,800,000 shares of the Company’s common stock.

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

At September 30, 2010 and December 31, 2009, the Company determined the fair value of the warrants was $138,000 and $196,000, respectively.

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
September 30, 2010
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

During the third quarter of 2010, Investors converted $1,190,000 of the principal amount for 23,800,000 shares of the Company’s common stock.

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
September 30, 2010
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
September 30, 2010
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

During the second quarter of 2010, Bristol converted $50,000 of the principal amounts for 5,000,000 shares of the Company’s common stock.

Note 3 – Patents

	September 30, 2010 (Unaudited)	December 31, 2009
Capitalized patent costs	$655,000	$655,000
Accumulated amortization	(592,000)	(571,000)
	$63,000	$84,000

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

Note 4 -- Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2010, the Company issued a total of 70,147,995 shares of common stock for retirement of debt valued at $2,177,000.  No shares of the Company’s common stock were issued during the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, the Company issued a total of 3,763,278 shares of common stock for the payment of services aggregating $507,000.  No shares of the Company’s common stock were issued for services during the nine months ended September 30, 2009.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through September 30, 2010.

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

The Series G Stock was previously referred to in a periodic report on Form 8-K filed by the Company on December 10, 2008 in error as the “Series E Stock”. Further, the Series G Stock initially incorrectly provided that it voted on an as converted basis multiplied by 10.  This incorrectly reflected the intent of the Company and the holder.

On October 13, 2009 the Company was informed by Theorem Group, LLC that it had purchased all of the outstanding Series G Stock and Theorem gave notice to the Company that it intended to exercise its ability to vote on all shareholder matters utilizing the super voting privileges provided by the Series G Stock.

Effective February 10, 2010, the Company issued 25,000 shares of its new Series H Convertible Preferred Stock (the “Series H Preferred”) to Theorem Group, LLC, a California limited liability company (the “Stockholder”), in exchange for the 25,000 shares of Series G Stock then owned by the Stockholder.  The foregoing exchange was effected pursuant to that certain Exchange Agreement, dated February 10, 2010, between the Company and the Stockholder (the “Exchange Agreement”).

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
September 30, 2010
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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2009	4,355,032	$0.33
Granted	11,534,761	0.17
Forfeited	1,335,142	0.32
Exercised	100,000	0.23
Outstanding as of September 30, 2010	14,454,651	$0.15

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2009	93,256,118	$0.17
Granted	—	—
Forfeited	12,877,366	0.83
Exercised	3,637,500	0.01
Outstanding as of September 30, 2010	76,741,252	$0.07

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
September 30, 2010
(UNAUDITED)

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

Note 7 – Subsequent Events

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company.

The aggregate amount of outstanding Advances available to the Company under the Line of Credit may not exceed $750,000.00 at any time. The credit amounts available to the Company will be tiered, starting at $250,000 and will ramp up to $500,000 and then $750,000 upon achievement of determined milestones. The Advances requested under the Line of Credit may only be used for purchases of products and inventory from Gemini Pharmaceuticals.

The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum.

In partial consideration of the commitment made by Gemini Pharmaceuticals under the Line of Credit, the Company has issued to Gemini, non-callable 5-year warrants to purchase 300,000 additional shares of Common Stock at a share price of $0.12. The warrants contain a cashless exercise provision. The warrants vest as follows: 50% immediately, 25% when the credit line is increased to $500,000, and the remaining 25% when the credit line is increased to $750,000.

Gemini Pharmaceuticals also purchased 1,666,667 shares of the Company’s Series I Preferred Stock, $.001 par value, at a price of $0.15 per share ($250,000).

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

As the holder of the Series I Preferred Stock, Gemini Pharmaceuticals will be entitled to receive, out of funds legally available, dividends in cash at the annual rate of 8.0% of the Preference Amount ($0.15), when, as, and if declared by the Board.  No dividends or other distributions shall be made with respect to any shares of junior stock until dividends in the same amount per share on the Series I Preferred Stock shall have been declared and paid or set apart during that fiscal year. Dividends on the Series I Preferred Stock shall not be cumulative and no right shall accrue to the Series I Preferred Stock by reason of the fact that the Company may fail to declare or pay dividends on the Series I Preferred Stock in the amount of the Dividend Rate per share or in any amount in any previous fiscal year of the Company, whether or not the earnings of the Company in that previous fiscal year were sufficient to pay such dividends in whole or in part.

Each share of Series I Preferred Stock shall entitle the holder thereof to such number of votes per share as shall equal the number of shares of Common Stock (rounded to the nearest whole number) into which such share of Series I Preferred Stock is then convertible.

Upon any liquidation of the Company, subject to the rights of any series of Preferred Stock that may from time to time come into existence, before any distribution or payment shall be made to the holders of any Junior Stock, the holders of the shares of Series I Preferred Stock then outstanding shall be entitled to receive and be paid out of the assets of the Company legally available for distribution to its stockholders liquidating distributions in cash or property at its fair market value as determined by the Board in the amount of $0.15 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares).

Shares of Series I Preferred Stock may, at the option of the holder thereof, be converted at any time or from time to time into fully paid and non-assessable shares of Common Stock.  The number of shares of Common Stock which a holder of shares of Series I Preferred Stock shall be entitled to receive upon conversion of such shares shall be the product obtained by multiplying the Conversion Rate by the number of shares of Series I Preferred Stock being converted.  Initially, the Series I Preferred Stock is convertible into 1,666,667 shares of common stock.

In the event that the per-share Market Price of the Common Stock over a period of 20 consecutive trading days is equal to at least 130% of the initial conversion price (130% of $0.15), all outstanding shares of Series I Preferred Stock shall  be converted automatically into the number of shares of Common Stock into which such shares of Series I Preferred Stock are then convertible without any further action by the holders of such shares and whether or not the certificates representing such shares of Series I Preferred Stock are surrendered to the Company or its transfer agent.

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

Overview

Until the end of 2008, we were engaged in the business of developing and selling clinical and research assay products and out-licensing certain therapeutic compounds addressing conditions and diseases associated with oxidative stress.  During 2008, we lost our ownership interest in BioCheck, Inc., our majority owned subsidiary that was engaged in the production of enzyme immunoassay diagnostic kits for clinical laboratories, and in December 2008 we sold substantially all of the assets of our research assay product line to Precipio Biosciences, Inc.  Commencing in 2009, our focus shifted from the clinical and research assay business to developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include L-Ergothioneine (“ERGO”) as a component.  As a result, since the beginning of 2009 our focus has been on continuing the re-direction of our business plan, on obtaining financing to fund our revised business plan, building a new management team to further develop and implement our new business strategy.  We conducted limited operations, and had limited revenues in 2009 and no revenues to date in 2010.  We currently continue to hold the rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation. One such compound is ERGO, a potent antioxidant we believe is appropriate by itself or as a component of other products for sale over-the-counter as a dietary supplement.

Results of Operations

Product Revenues

The following table presents the changes in revenues from 2009 to 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Decrease from 2009	2010	2009	Decrease from 2009
Product revenues	$0	$35,000	$(35,000)	$0	$35,000	$(35,000)

As discussed above, this Company disposed of its two active lines of business during 2008.  In 2009, we commenced restructuring this company, but did not conduct any active operations.  As a result, we generated limited revenues in the first nine- month period of 2009 and no revenues during the comparable period in 2010.

Having developed a new business plan, during the fiscal quarter ended September 30, 2010 we continued to position ourselves to implement the new business plan of developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include L-Ergothioneine (“ERGO”) as a component.  During the first fiscal quarter of 2010, we hired the officers necessary to support our new operations, restructured our Board of Directors, restructured and recapitalized portions of our balance sheet, and initiated research and development activities related to a dietary supplement containing ERGO that we intend to commercially release later in 2010.  However, during the nine months ended September 30, 2010 we did not sell any of our proposed products, generate any revenues, or incur any revenue-related costs.  This Company currently anticipates that it will commercially release its first products based on its ERGO compound by the end of 2010.  Accordingly, the Company anticipates that it will commence generating revenues from its new business plan in the near future.

Cost of Product Revenues

Because we have not generated any revenues in 2010, we did not incur any cost of revenues during that period.  The revenues, cost of products sold and gross profit line item disclosures for the 2009 periods are immaterial and are not indicative of this Company’s actual past or current operations.

Research and Development Expenses

The following table presents the changes in research and development expenses from 2009 to 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Increase from 2009	2010	2009	Increase from 2009
Research and development expenses:	$66,000	—	$66,000	$160,000	—	$160,000

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

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2009 to 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Increase from 2009	2010	2009	Increase from 2009
Selling, general and administrative expenses	$588,000	$84,000	$504,000	$1,811,000	$453,000	$1,358,000

The increase in selling, general and administrative expenses is primarily attributable to an increase in non-cash compensation, an increase in overhead expenses because of the additional employees and officers that were hired during the first quarter of 2010, an increase in independent contractors, and an increase in shareholder relations expenses.  During the nine months ended September 30, 2010, we issued shares of our common stock in payment of $507,000 of employee and consultant compensation expenses.  No such expenses were incurred during the same period in 2009.  In March 2010, we hired a new President and a new Chief Financial Officer.  These additional compensation obligations have increased our cash compensation payment obligations.

Interest Income

Interest income was $3,000 and $11,000 for the three months and nine months ended September 30, 2009 due to the interest we received on a note receivable related to the sale of our assay kit division.  We did not earn any interest on that note in the comparable 2010 periods because the foregoing note has been assigned by the Company to a third party.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006 as well as in October 2009.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  When we entered into the convertible debentures with the warrants on October 9, 2009, the beneficial conversion feature and the warrants were valued at $2,000,000.  We recognized an increase in expense of $(44,000) and $48,000 compared $(59,000) and $94,000 for the three months and nine months ended September 30, 2010 and 2009, respectively.

Interest Expense

Interest expense was $23,000 and $136,000 compared to $422,000 and $384,000 for the three months and nine months ended September 30, 2010 and 2009, respectively.  The increase is primarily due to $127,000 net non-cash amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.  The balance represents accrued interest on our outstanding convertible debentures.

Net Loss

We had a net loss of $633,000 and a net loss of $2,333,000 in the three months and nine months ended September 30, 2010, respectively, compared to a net loss of $268,000 and $909,000 for the three months and nine months ended September 30, 2009, respectively. The net loss in the first nine months of 2010 primarily consisted of selling, general and administrative expenses of $1,811,000 and interest expense of $422,000 associated with notes payable. Likewise the net loss in the first nine months of 2009 primarily consisted of selling, general and administrative expenses of $453,000 and interest expense associated with notes payable of $384,000.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $181,000 at September 30, 2010.  However, we also had $5,190,000 of current liabilities (of which $4,109,000 represented current cash obligations and $1,081,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of September 30, 2010, we had a working capital deficit of $3,850,000.  In addition, we incurred a net loss of $2,333,000 for the nine months ended September 30, 2010 and have an accumulated deficit of $79,433,000 through September 30, 2010.

Because we have now commenced actively pursuing our new business plan, we anticipate that our future operating expenses, including cash salaries for officers and employees, research and development expenses, and product development and marketing expenses have significantly increased during 2010.  As a result, our cash holdings of $181,000 at September 30, 2010 will not be sufficient to sustain our anticipated level of operations through the remainder of 2010.  Although our goal is to commence generating operating revenues when our proposed products are released later in 2010, it is uncertain how much revenue we will generate and if those revenues will be sufficient to fund our working capital needs.  Accordingly, we anticipate that we will have to obtain additional funding to support our increased expenses until such time, if ever, as we generate sufficient cash from our product sales to support our operating and capital expenses.

In order to fund our future working capital needs and the cost of manufacturing our future products, on November 8, 2010 we entered into an agreement with Gemini Pharmaceuticals, Inc., pursuant to which Gemini Pharmaceuticals granted us up to $750,000 of credit to fund our future purchases of Ergoth based products from them.  Gemini Pharmaceuticals, Inc. is our primary product development and manufacturing partner.  The amount of credit available to us will be tiered.  Initially, $250,000 of credit is available to us.  As we meet certain milestones, the amount of credit will increase to $750,000.  The amounts borrowed under this facility will bear interests at a rate of prime plus 2% per annum.  In addition, concurrently with the line of credit transaction, Gemini Pharmaceuticals also purchased 1,666,667 shares of our new Series I Preferred Stock at a price of $0.15 per share (an aggregate of $250,000).

We currently do not have any bank financing or other external sources of liquidity.  We anticipate that we will need to obtain additional capital in order to expand our operations, market our products and fund anticipated increases in our administrative expenses.  To obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.  In the event that we are unable to raise the additional funds needed to support our increased operations, we will have to curtail or abandon our new operating activities.

We have not yet commercially released any products based on our ERGO compound.  Although we anticipate that we will commercially release our first product later in 2010, the product release will initially be limited to a target consumer audience. Accordingly, although we anticipate that we will generate revenues from the sale of this new product (most of which will be realized in 2011), we still need to raise  additional capital in order to continue operations until, if ever, we are able to achieve positive operating cash flow.  Our goal is to obtain additional funding through the sale of debt or equity securities, or possibly through joint ventures or strategic relationships with unaffiliated third parties, or other financing approaches.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.  However, the trading price of our common stock and the downturn in the equity and debt markets are expected to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

Despite a net loss of $2,333,000, cash used in operating activities was only $1,158,000 during the nine months ended September 30, 2010 primarily because $569,000 of compensation expenses were satisfied by the issuance of securities, and because of $369,000 of non-cash amortization of debt discounts.

Our lack of revenues, our current liabilities of over $5 million, and our current rate of cash usage raise substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows or outside financing.  Although we anticipate that we will commence generating revenues after we commercially release our first products late in 2010, we do not currently anticipate that those funds will be sufficient in the short term to fund our working deficit or to repay our current liabilities.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

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

Revenue Recognition

Product Revenue

We manufacture, or have manufactured on a contract basis, fine chemicals and nutraceutical products, which are our primary products sold to customers. Revenue from the sale of our products, including shipping fees, will be recognized when title to the products is transferred to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order and when collectability is reasonably assured. Revenue from sales to distributors of our products will be recognized, net of allowances, upon delivery of product to the distributors. According to the terms of individual distributor contracts, a distributor may return product up to a maximum amount and under certain conditions contained in its contract. Allowances are calculated based upon historical data, current economic conditions and the underlying contractual terms. Our mix of product sales are substantially at risk to market conditions and demand, which may change at any time.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

From July 1, 2010 through September 30, 2010, we issued 25,767,387 shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).   The foregoing issuances consisted of the following:

A.           1,569,230 shares were issued to 2 employees and consultants of the Company as compensation for services rendered (having an aggregate value of $159,000);

B.           2,184,433 shares of common stock issued were to a vendor upon conversion of debt (having an aggregate value of $218,443; and

C.           22,013,724 shares issued to 4 holders of this Company’s convertible debentures and demand notes payable upon the conversion of $438,000 of the outstanding debentures and demand notes.

All of the foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

In October, 2006, we issued $1,694,250 of Secured Convertible Debentures (the “Secured Convertible Debentures”) to a group of investors.  To secure our obligations under the Secured Convertible Debentures, we granted the investors a security interest in substantially all of our assets, including a pledge of our ownership interests in our wholly-owned subsidiaries, OXIS Therapeutics, OXIS Isle of Man, and our majority-owned subsidiary, BioCheck, Inc.  Bristol Investment Fund, Ltd. (“Bristol”) acted as the agent for itself and three other holders of the Secured Convertible Debentures.  As a result of this company’s default under the Secured Convertible Debentures, Bristol acquired our interest in the shares of BioCheck in June, 2008.  As of September 30, 2010, $1,564,000 remains outstanding under the Secured Convertible Debentures.  We have not made the required monthly redemption payments required under the Secured Convertible Debentures and, accordingly, currently are in default under the debentures.  Penalty interest accrues on any unpaid redemption balance at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such amount is paid in full.  Upon an event of default, each debenture holder had the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the debenture plus accrued but unpaid liquidated damages and interest.  The holders of the debenture currently have the right to sell substantially all of our assets pursuant to their security interest to satisfy any such unpaid balance.

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

Item 4.  [Reserved]

Item 5.  Other Information.

 On November 8, 2010, the Company sold 1,666,667 shares of its Series I Preferred Stock, $.001 par value, to Gemini Pharmaceuticals, at a price of $0.15 per share (for a total of $250,000).  In addition, the Company also obtained a credit facility of up to $750,000 from Gemini Pharmaceuticals, Inc.  In consideration for this credit facility, the Company issued to Gemini Pharmaceuticals warrants to purchase 300,000 shares of the Company’s Common Stock at a share price of $0.12.  The warrants have a five year term, contain a cashless exercise provision, and vest as follows: 50% of the underlying shares vested immediately upon issuance, 25% of the shares will vest when the credit line is increased to $500,000, and the remaining 25% shares will vest when the credit line is increased to $750,000.

As the holder of the Series I Preferred Stock, Gemini Pharmaceuticals will be entitled to receive, out of funds legally available, dividends in cash at the annual rate of 8.0% of the Preference Amount ($0.15), when, as, and if declared by the Board.  No dividends or other distributions may be made with respect to any shares of junior stock until dividends in the same amount per share on the Series I Preferred Stock shall have been declared and paid or set apart during that fiscal year.

Each share of Series I Preferred Stock shall entitle the holder thereof to such number of votes per share as shall equal the number of shares of Common Stock (rounded to the nearest whole number) into which such share of Series I Preferred Stock is then convertible.

Upon any liquidation of the Company, subject to the rights of any series of Preferred Stock that may from time to time come into existence, before any distribution or payment shall be made to the holders of any junior stock, the holders of the shares of Series I Preferred Stock then outstanding shall be entitled to receive and be paid out of the assets of the Company legally available for distribution to its stockholders liquidating distributions in cash or property at its fair market value as determined by the Board in the amount of $0.15 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares).

Shares of Series I Preferred Stock may, at the option of the holder thereof, be converted at any time or from time to time into fully paid and non-assessable shares of Common Stock.  The number of shares of Common Stock which a holder of shares of Series I Preferred Stock shall be entitled to receive upon conversion of such shares shall be the product obtained by multiplying the Conversion Rate by the number of shares of Series I Preferred Stock being converted.  Initially, the Series I Preferred Stock is convertible into 1,666,667 shares of common stock.

The foregoing shares of Series I Preferred Stock were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
4.1	Certificate of Designation of Series I Preferred Stock
10.1	Series I Preferred Stock Purchase Agreement, dated as of November 8, 2010, by and among Oxis International, Inc. and Gemini Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

November 12, 2010	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo Chief Executive Officer (Principal Executive Officer)

November 12, 2010	By:	/s/ Michael Handelman
Michael Handelman Chief Financial Officer (Principal Financial and Accounting Officer)