Form 10-K
period 2010-12-31
OXIS INTERNATIONAL INC
filed 2011-03-31
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2010
or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transaction period from  to

Commission file number: 000-08092

OXIS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-1620407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

468 N. Camden Drive, Beverly Hills, California	90210
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15.4 million.  As of March 31, 2011, 162,680,842 shares of the registrant’s common stock, $.001 par value, were issued and outstanding.

 i

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

ITEM 1.	BUSINESS

OXIS International, Inc. is engaged in the research, development and sale of products that counteract the harmful effects of “oxidative stress” and inflammation.  Oxidative stress refers to the situations in which the body’s antioxidant and other defensive abilities to combat free radicals (a.k.a. highly reactive species of oxygen and nitrogen) are overwhelmed and normal healthy balance is lost.  Our current finished product and finished product candidates include therapeutic nutraceutical products, cosmeceutical products, functionals foods and functional beverages. The Company also possesses intellectual property covering a number of proprietary compounds and formulations that may be out-licensed to biotech and pharmaceutical companies as drug candidates.  Our primary focus currently is on products that incorporate the unique amino acid naturally occurring compound, L-Ergothioneine (“ERGO”), as a key component. Ergothioneine is produced only by microorganisms in soil and is not synthesized by humans, animals or plants.  We have spent approximately $75 million in researching and developing ERGO, and now own a patented process to synthesize commercial quantities of ERGO in a highly stable form that is highly soluble and tasteless, making it suitable for use in combination with other nutraceuticals and botanicals in a wide variety of dietary supplements, functional foods and beverages, and topical anti-aging products including lotions and creams.

Through 2008, we were engaged in the business of developing and selling clinical and research assay products and out-licensing certain therapeutic compounds addressing conditions and diseases associated with oxidative stress.  During 2008, we lost our ownership interest in BioCheck, Inc., our majority-owned subsidiary that was engaged in the production of enzyme immunoassay diagnostic kits for clinical laboratories, and in December 2008, we sold substantially all of the assets of our research assay product line to Precipio Biosciences, Inc.  However, we retained our rights to four therapeutic classes of compounds in the area of oxidative stress and inflammation.  One such compound is L-Ergothioneine (“ERGO”), a potent antioxidant we believe is both appropriate and compelling (by itself or as a component with other products) for sale over-the-counter as a dietary supplement or in the multiple other delivery forms mentioned above.

Commencing in 2009, a strategic decision was made to aggressively pursue the commercial exploitation of the unique benefits of ERGO and engage in the business of developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include ERGO as the differentiating component.  As a result, beginning in 2009, our focus has been on continuing the redirection of our business plan, obtaining financing to fund our revised business plan, building a new management team, establishing relationships with manufacturers and marketers in a variety of distribution channels, and implementing our new business strategy.  We recently introduced our first ERGO product and entered into a sales and marketing joint venture with a prominent on-line marketing and advertising company to market and sell that product and those that follow.  Because we were primarily engaged in re-positioning our business and developing products in 2009 and most of 2010, we conducted virtually no sales and marketing operations, and generated minimal revenues in 2009 and 2010. In December 2010, we successfully initiated a direct mail test marketing program for our first ERGO based product, a new dietary supplement for the relief of joint pain known as ErgoFlex™.  Our plan calls for us to continue to build the ERGO franchise through both direct mail and direct-to-consumer online initiatives and to release at least three additional new products during 2011 and 2012.

Corporate History

We filed our original Articles of Incorporation with the Secretary of State of the State of California in 1965, under the name Diagnostic Data, Inc., and in 1972 filed a Certificate of Conversion with the Secretary of State of the State of Delaware to change the state of our incorporation to Delaware.  In 1985, we changed our name to DDI Pharmaceuticals, Inc.  In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc.

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

In 2008, we defaulted on our outstanding Secured Convertible Debentures, which were secured by certain of our assets, including the shares of our BioCheck, Inc. subsidiary.  The holders of the debentures foreclosed on their security interest in Biocheck, Inc. in 2008 and acquired all of the outstanding shares of capital stock of Biocheck.  In December 2008, we sold substantially all of the assets related to our research assay business to Percipio Biosciences, Inc., but retained all and any rights, title, and interest related to our marketing and sale of nutraceutical, cosmeceutical or therapeutic products, including the sale of ERGO or superoxide dismutase.  We retained the rights to ERGO because we believed that ERGO possessed potent antioxidant as well as other properties beneficial to good health and, accordingly, had potential for sale as a dietary supplement or “nutraceutical” and for use as an ingredient in personal care products.  During 2009 and most of 2010 we refocused our operations to commercialize ERGO in various markets and products.

In addition to our rights in ERGO, we also retained the rights to (i) BXT-51072, a low molecular weight oral drug that mimics the antioxidant activity of glutathione peroxidase, and to (ii) an approved veterinary and human pharmaceutical product (NAD/NADA 0045-863) known as Palosein (veterinary) and Orgotein (human), respectively.  BXT-51072 directly neutralizes hydrogen peroxide (a central reactive oxygen species) and appears to protect cells from peroxide mediated damage.  We are considering evaluating the feasibility and desirability of out-licensing BXT-51072 and its other owned compounds for other indications.  We do not intend to market Palosein, and are currently in discussions to license the rights to Palosein (veterinary) and Orgotein (human) to a third party.

Business--Overview

OXIS’ focus is on the development and sale/licensing of products and/or proprietary formulations that can be classified generally into four main business sectors:

1.           Dietary supplements, functional foods and functional beverages;

2.           Personal care products, including skin care and cosmetic products;

3.           Veterinary products for companion animals, livestock and performance animals such as race horses; and

4.           Proprietary compounds that may be out-licensed to biotechnology and/or pharmaceutical companies.

To date, our operations have been focused on developing a line of dietary supplements containing ERGO.  A limited release of a joint health product named “ErgoFlex™” in December 2010, by means of a long-form direct mail program, produced a very favorable response rate. In support of ErgoFlex™, we carried out a pilot human trial examining the effect of the product in reducing mild to moderate chronic joint pain and in improving compromised range of motion.  The results of the trial were highly favorable and produced statistically significant improvements in both measures in one week.  We currently intend to commercially release a number of additional ERGO based products commencing in 2011, including, but not limited to, enhanced formulations to support cardiovascular, brain and immunological health.

We are establishing several marketing channels to commercialize our planned products.  Our primary marketing initiative will consist of an on-line sales program to be effected through a new joint venture we entered into in March 2011 with engage:BDR, as described in further detail below in “Marketing, Sales and Distribution.”  Other marketing channels may include non-traditional, direct to consumer channel (i.e.  multi-level-marketing (MLM), infomercials, and direct-mail) as well as traditional channels of mass retail and specialty retail.  We plan to develop products internally and seek complementary acquisitions that may provide additional products, expand our customer base and/or add to our distribution capabilities.

Science Background/Rationale

The following key points summarize the science background and rationale for our L-Ergothioneine (“ERGO”) focused business.

Internally and externally generated free radicals and oxidative stress have been proven to contribute to disease and the deleterious effects of aging.

Free radicals (a.k.a.  highly reactive species of oxygen and nitrogen) can damage the body when they exceed the body’s natural defenses to counteract them.  This condition is commonly referred to as “oxidative stress.”  These unstable molecules are produced continuously in the body as a result of oxygen metabolism and inflammatory reactions.  Inflammation contributes to many disorders including most of the “itis” diseases and, most notably, arthritis.  The body also encounters free radicals when exposed to sunlight, air pollution, pharmaceutical drugs, tobacco smoke, and following strenuous exercise.  Free radicals can react with key organic substances such as lipids (fats), proteins and DNA in a process called “oxidation.”  Oxidative damage disturbs the function of biological molecules causing disease and a wide variety of physiological changes associated with premature aging and disease.  By way of example, free radical damage to DNA has been associated with cancer, damage to lipids with atherosclerosis, damage to proteins with premature aging, and neurodegenerative diseases, such as Alzheimer’s disease.  All of the body’s organ systems are susceptible to oxidative stress; the lungs, the brain, the eyes, the cardiovascular system, the skin, and the reproductive systems are especially vulnerable.

Antioxidants and other systems in the human body work to counteract the effects of oxidative stress.

The human body has a special intrinsic group of “defensive” antioxidant enzymes including superoxide dismutase, catalase and glutathione peroxidase that can act synergistically to neutralize oxidative stress.  Antioxidants that are ingested either as components of the foods or as ingredients in dietary supplements also play an important role in reducing oxidative stress.  These include well-known and widely consumed vitamins such as Vitamin C and Vitamin E.  Other dietary antioxidants include beta-carotene (converted in the body to Vitamin A and found in red, orange, yellow and dark green vegetables, squash, carrots, sweet potatoes and pumpkins) and fruits, such as apricots and cantaloupes.  In addition, certain dietary substances such as proanthocyanins, anthocyanins, polyphenols, flavonoids, and metal chelators can also reduce oxidative stress.  These natural compounds exist in a variety of food products such as grains, fruits, vegetables, herbs, spices, teas, red wine and soybeans.  For example, tomatoes are a particularly good source of lycopene, which is also believed to be an antioxidant.

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

We believe that there is a rationale for focusing our efforts on naturally occurring protective substances since they are more likely to be both safe and efficacious.  Many of these naturally occurring compounds promoting better health are contained in foods.  In most cases, however, these foods cannot be consumed in sufficient quantities to obtain the health benefits of these naturally occurring substances.  Thus, a key component of our business plan is providing these specific helpful compounds in sufficient quantities in the form of dietary supplements or “functional” foods that contain these compounds.

Our first group of products incorporates the amino acid L-Ergothioneine (“ERGO”), as a key component.

ERGO is a naturally occurring, water soluble, amino acid antioxidant produced by microbes in the soil, where it is taken up by and most commonly found in (but not produced by) various species of mushrooms and grapes. It is also found in meats and dairy products as a result of the animal’s consumption of ergothioneine-containing foods.  Humans and most animals typically have low levels of ERGO since the amount of ERGO in the diet is typically very small.

Our intellectual property includes three patents and two patent pending applications that cover the synthesis of pure ERGO and the protective effect of ERGO on mitochondria and other critical body structures and functions.  A significant number of peer-reviewed scientific papers published since the discovery of ERGO in 1909 indicate that ERGO is one of the most potent, multifaceted biological compounds with both appreciable antioxidant and other protective properties.  ERGO acts by itself, or in concert with other natural compounds, to improve the body’s own innate defenses against oxidative stress.  Accordingly, Oxis focuses its efforts on developing products that deliver the benefits of ERGO taken by itself and in combination with other elements that support the body’s health protective systems.

Our patented and proprietary manufacturing method produces ERGO in commercial quantities that are indistinguishable from its form found in and utilized by humans.  ERGO exists in certain types of mushrooms, grapes, meats and dairy products.  However, it is not commercially practical to extract ERGO from these natural sources and it is essentially impossible to ingest a diet that provides enough ERGO to take full advantage of its potential health benefits.

ERGO has a number of special properties that decrease oxidative stress and may be beneficial for reducing the risk of developing certain diseases, including age-related diseases, and for contributing to healthy aging.

ERGO has been known to science since the early 20th century and the efficacy of ERGO as a multi-faceted antioxidant is supported by extensive published peer-review scientific research.  In particular, ERGO provides fundamental anti-inflammatory benefits, along with other potentially beneficial effects, as evidenced by its ability to inhibit multiple mechanisms that contribute to inflammation and oxidative stress.  Some specific examples include the ability of ERGO to: (1) inhibit NF-kB activation (a central mechanism for implementing inflammatory responses),  (2) abolish the transcriptional activation of interleukin-8 (a pro-inflammatory cytokine chemical that attracts white blood cells into sites of inflammation, for example an arthritic joint), (3) reduce apoptosis (a mechanism by which cells self-terminate, which may be important in controlling inflammation and aging), (4) suppress the formation of peroxynitrite  (a reactive nitrogen species that has many harmful effects, especially the damaging nitration of proteins seen in neurodegenerative and vascular disorders), and (5) decrease hydrogen peroxide formation and its many effects on pro-inflammatory signaling mechanisms.  These multiple scientific observations support the multifaceted actions of ERGO and suggest the potential importance of having this broad reaching agent in optimal levels to achieve full health and combat aging and disease.  Several leading scientific authorities have opined that ERGO may well be an unrecognized essential nutrient.

A good example of the protective effect of ERGO has been demonstrated in studies of amyloid beta (Ab) which is the major component of senile plaques - the brain lesion that commonly occurs and is considered to play a causal role in the development and progression of Alzheimer’s disease.

The exact cause of the injury due to this amyloid molecule is of current interest in neurodegenerative disease research.  A key finding is that ERGO may reduce this injury process that appears to involve oxidative stress damage to important brain constituents.  Moreover, peer-reviewed, published scientific research shows that reactions involving b-amyloid peptides are associated with important neurotransmitter signaling deficits in the brains of patients with Alzheimer’s disease.  The conclusion that can be drawn is that ERGO protects the neurons of the brain against injury by reducing the damage caused by neurotoxins.  We intend to continue to pursue the practical value of these and other observations about the potential wide ranging benefits of ERGO by conducting a basic and applied research strategy and collaborating with experts in academic institutions.

It is also significant that ERGO has been shown to possess properties that may be beneficial in maintaining overall health and reducing the risk of disease.

Some of these additional benefits of ERGO include its ability to:

1.	Conserve the levels of and enhance the effectiveness of other antioxidants such as Vitamin E, Vitamin C and glutathione;

2.	Increase respiration and the oxidation of fat (possibly contributing to increased energy and exercise capacity);

3.	Protect mitochondria DNA from damage;

4.
Protect against environmental ultraviolet radiation (likely to be important in protecting the eyes against cataract producing oxidative injury and the skin against pre-cancerous inflammation-related pathologies); and

5.	Neutralize increased oxidative stress by providing an ROS (radical oxygen species) and RNS (radical nitrogen species) scavenging capacity that protects key molecules in the body.

The recent identification of an ERGO transporter-designated OCTN1 or ETT (a facilitator for moving ERGO into cells and maximizing its activities) suggests the physiological relevance of ERGO as a potential protective and possibly therapeutic agent.  Although more needs to be learned about this intrinsic mechanism for localizing and using ERGO, the presence of a genetically-directed system dedicated to ERGO further suggests the potential importance of ERGO.  Moreover, the ERGO transporter system has been suggested as potentially being of specific importance in considering possible therapeutic agent applications for chronic inflammatory diseases, such as Crohn’s disease, ulcerative colitis, rheumatoid arthritis and Type I diabetes, as well as aging and other significant health processes.

Products

We produced and sold a product named “ERGOPLEX” during 2009 via a direct mail program conducted in conjunction with a company specializing in this type of marketing.  ERGOPLEX was a dietary supplement that provided ERGO and other widely accepted and clinically proven ingredients for the maintenance of joint health and the reduction of chronic mild-to-moderate joint pain.

In December 2010, we commercially introduced a new, improved patent-pending joint health formula known as “ErgoFlex™.”  We intend to market this product, as well as the other ERGO based products we expect to introduce commencing in 2011, through our new on-line marketing joint venture with engage:BDR, as described in further detail below under “Marketing, Sales and Distribution.”

Our initial focus is to develop and sell products to the consumer products sector.  We have sold small amounts of ERGO as a component to selected commercial customers in the cosmetics industry for use in skin care products.  We have also provided ERGO to a customer for use as a value-added preservative for sperm in the animal husbandry sector.

We are in the process of developing a broader line of dietary supplements containing ERGO, and plan in the future to develop, by ourself or through third party alliances, functional foods and beverages and cosmeceutical products.  Our product/market strategy is based on the rapid development of innovative products for these consumer markets.  Product development will be achieved by a team comprised of our executive leadership, our Scientific Advisory Board and outside firms that specialize in these fields.

Markets

The products that Oxis is developing and plans to sell address very large, but fragmented markets with a wide variety of products, producers and marketing channels.  According to Nutrition Business Journal, the total retail natural products market amounted to approximately $101.8 billion in retail sales in calendar 2008.

Oxis competes in: (1) the dietary supplements market with 2008 estimated retail sales of $25.2 billion (vitamins, minerals and other supplements), (2) the functional foods market with 2008 estimated retail sales of $36.8 billion, and, (3) the personal care market with $10.1 billion in estimated retail sales in 2008. Oxis also competes in the global anti-aging market, estimated at $120 billion in 2010.

Oxis also intends to compete in the market for veterinary products including both products for companion animal (such as dietary supplements and topical products) and products based on our prior experience with companies in reproductive science for horses, pigs and other livestock.

We may also enter the health care segment of the companion animal products segment, which is a very large target segment accounting for over $6.8 billion in global sales, with the United States being the dominant market.  The total global market for animal health products is estimated to be $17.4 billion.

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

Marketing, Sales and Distribution

Our strategy is to develop and maximize products designed for consumer use and to utilize the most effective and profitable distribution channels to: (1) attract new customers, (2) develop “relationships” with them, and (3) build and maintain sales with them.  Essentially all of our products are “consumables” that can generate a stream of repeat sales with the same customers over an extended period of time, thus providing significant lifetime value for each customer.

On-line Marketing

In March 2011, we agreed to form a joint venture with engage:BDR, Inc., an on-line marketing company that offers both premium and placement-specific display marketing solutions and the ability to distribute campaigns through its own display platforms and channels.  engage:BDR partners with most of comScore's top 1000 websites (globally) for the most advanced display marketing capabilities.  Under the joint venture agreement, engage:BDR will provide a full range of online marketing services to the joint venture, including developing brand strategy, the design of all digital media and interfaces, online media planning and buying, leveraging and integrating social media, and customer analysis.

The following is a summary of the principal provisions of the joint venture (the “Joint Venture”) with engage:BDR, Inc.:

A.           The first product to be marketed and sold through the Joint Venture shall be Oxis’ ErgoFlex™ product.  Additional Oxis products designated by Oxis will be offered by the Joint Venture.  If both parties agree, third party products may also be offered through the Joint Venture.  However, nothing in the Joint Venture is intended to prohibit us from marketing, distributing and selling ErgoFlex™ or any of our other current or future products by means other than through online sales.

B.           Oxis and engage:BDR will make the following capital contributions to the Joint Venture:

(a)           We will contribute up to $1,500,000 during the first year following the formation of the Joint Venture.  These funds will be provided if, when and as needed by the Joint Venture.  Our cash capital contribution will be used (i) to purchase ErgoFlex and other products from Oxis, at our cost, without any markup, (ii) to purchase website media inventory from engage:BDR, at engage:BDR’s cost, without any markup, and (iii) to fund the Joint Venture’s other operating costs, including insurance costs, marketing expenses, fulfillment costs, merchant processing costs, and employee’s salaries.  During the initial start-up phase of the Joint Venture, we will, at our own cost and expense, also provide services to re-package and label our existing nutraceuticals for sale through the Joint Venture.

(b)           At its own cost and expense, engage:BDR will design, develop and provide to the Joint Venture, on a turnkey basis, all online product offering systems and technologies, including website layouts, landing pages, graphic designs, display advertising, rich media, in-banner and in-stream video development.    During the initial start-up phase of the Joint Venture, engage:BDR will, at its own cost and expense, also manage all day-to-day online activities of the Joint Venture.

C.           Cash from operations in excess of the amounts needed for its operations and for reasonable reserves, shall be distributed by the Joint Venture in the following order:

(a)           First, to Oxis and engage:BDR until (i) Oxis has received, on a cumulative basis, an amount equal to the cash it has contributed to the Joint Venture, and (ii) engage:BDR has received, on a cumulative basis, an amount equal to 100% of the purchase price paid by the Joint Venture for the website media inventory it purchased from engage:BDR.

(b)           Thereafter, all excess net operating cash will be distributed 65% to Oxis and 35% to engage:BDR.

D.           The administrative affairs of the Joint Venture shall be managed by a committee consisting of one representative of each Joint Venture member.

North American Marketing

Our immediate marketing and sales plan emphasizes close and direct contact with the consumer.  This strategy stresses building a significant and enduring customer base and maximizing profits by eliminating one or more layers in certain distribution channels.  This approach compares favorably with a traditional retail distribution strategy where the consumer relationship is with the retailer and manufacturer profits are lower in terms of both sales and profits.

Examples of methods to build direct consumer relationships include multi-level marketing, long and short-form television infomercials, long and short-form radio infomercials and direct mail programs.  We plan to further evaluate all of these approaches for the distribution of our consumer products and utilize the approaches which best build and maintain consumer relationships and maximize our profits.  In December 2010 we initiated a direct mail marketing program for ErgoFlex™.  We believe that the initial phase of this program was successful and that we achieved an acceptable response rate.  Even more encouraging, to date, most customers who ordered ErgoFlex™ have continued to remain customers and have made follow-on purchases.  We intend to further explore this type of direct mail sales program.

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

Manufacturing

We have outsourced the manufacturing of ERGO and are working to reduce the cost of producing ERGO.  We have had a multi-year relationship with our primary manufacturing source that manufactures ERGO according to our patented, proprietary process.

Our ErgoFlex™ consumer product is manufactured, produced and provided to us by Gemini Pharmaceuticals, Inc.  On October 18, 2010, we obtained a credit facility of up to $750,000 from Gemini Pharmaceuticals, Inc. to be used for product and inventory purchases by us from Gemini.  Gemini Pharmaceuticals is a private label manufacturer of over-the-counter drugs, dietary supplements and nutraceuticals.

We plan to outsource the manufacture of all of our future products that we plan to sell through various channels into the marketplace.  We believe there is a wide variety of companies that can efficiently and cost-effectively manufacture our products.

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

We have previously marketed the antioxidant ERGO to industry leaders in the cosmetics industry.  One of these cosmetics industry leaders, The Estée Lauder Companies, challenged our patent rights.  Last year we reached a settlement of the patent dispute with The Estée Lauder Companies, which settlement provided us with full title to two important ergothioneine method of use patents.

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

Competition

The pharmaceutical, nutraceutical and the consumer products industries are highly competitive and require an ongoing, extensive search for technological innovation.  They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers.  Numerous companies are engaged in the development, manufacture and marketing of health care and personal care products competitive with those that we manufacture, develop and market.  Many of our competitors have greater resources than we have.  This enables them to, among other things, make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base.  Our competitors may also have comparable experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.  In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.

Our primary initial target markets are: (1) dietary supplements and functional foods and beverages, and (2) personal care product.  The markets for our products are highly competitive.  Our competitors include manufacturers and marketers of personal care and nutritional products, pharmaceutical companies and other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition and financial resources than we do.

The leading dietary supplement companies are NBTY, Pharmavite, Amway Nutrilite, NuSkin/Pharmanex, USANA, and Herbalife.  Some successful smaller companies include New Chapter and Nature’s Way.

The leading functional foods and beverages companies are Monavie, Hain-Celestial, Pom, Wonderful, Hanson, Red Bull and Silk.  Some apparently successful smaller companies include Lifeway and Honest Teas

The leading cosmetics companies are L’Oreal, Estee Lauder, NuSkin and Mary Kay.  Some apparently successful smaller companies include Nature’s Gate and Dermalogica.

Our products in these segments will initially compete based on the potential health benefits of ERGO.  However, we will also attempt to compete in these markets on the basis of quality, clinical data, and effective marketing campaigns, including direct-to-consumer advertising.

Government Regulation

The manufacturing, packaging, labeling, advertising, distribution and sale of our proposed nutraceutical and cosmeceutical products will be subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the U.S. Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the Department of Agriculture, State Attorneys General and other state regulatory agencies in the United States, and similar government agencies in each market in which we operate.

Our personal care products may be subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter drug.  In the United States, regulation of cosmetics is under the jurisdiction of the FDA.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body .  .  .  for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body.  A product’s intended use can be inferred from marketing or product claims.

Our nutraceutical business (dietary supplements and functional foods and beverages products) may be subject to various regulations promulgated by government agencies in the markets in which we operate.  We plan to market our nutritional products as conventional foods or dietary supplements. The FDA has jurisdiction over this regulatory area.  Because these products are regulated under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market.  None of this infringes, however, upon the FDA’s power to remove from the market any product it determines to be unsafe or an unapproved drug.  Additionally, due to negative publicity associated with some supplements in the dietary supplements industry, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In general, the regulatory environment is becoming more complex with increasingly strict regulations each year.

Effective June 2008, the FDA established regulations to require current good manufacturing practices (cGMP) for dietary supplements.  The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled.  We may be subject to such regulations, which include requirements for establishing quality control procedures, designing and constructing manufacturing plants, and testing ingredients and finished products.  The regulations also include requirements for record keeping and handling consumer product complaints.  If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded.  Our business may also be subject to additional FDA regulations, such as those implementing an adverse event reporting system effective December 2007, which will require us to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of our products.  Compliance with these regulations is costly and may directly and indirectly increase the cost of manufacturing and selling our products.

Advertising and product claims regarding the efficacy of products are also regulated.  Accordingly, these regulations can limit our ability to inform consumers of the full benefits of our products.  For example, we will not be able to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent any disease or health-related condition.  The Dietary Supplement Health and Education Act permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body.

We do not anticipate that we will be directly involved in any regulation regarding our therapeutic compounds since we will be out-licensing these compounds to biotech and pharmaceutical companies that will be responsible for this aspect of our therapeutic business.

Employees

As of December 31, 2010, we had three employees, all of whom are officers of the company.  Many of our activities are out-sourced to consultants who provide services to us on a project basis.  As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

Research and Development

Research and development expenditures for the year December 31, 2010 were $175,000.  These expenditures were incurred in connection with the testing and obtaining certification for ERGO related to the release of ErgoFlex™.  No research and development expenditures were incurred during 2009.

ITEM 1A.                      RISK FACTORS

The risks described below may not be the only ones relating to our company.  Additional risks that we currently believe are immaterial may also impair our business operations.  Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.  Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2010, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission

Risks Related To Our Business

We have operated at a loss and it is uncertain when, if ever, we will become profitable.

We have operated at a loss since our inception.  We incurred net losses of $3,032,000 and $2,246,000 for the years ended December 31, 2010 and 2009, respectively.  We had an accumulated deficit as of December 31, 2010 of approximately $80,095,000 and a working capital deficit of approximately $5,517,000.  We are likely to continue to incur losses unless and until we are able to successfully commercialize one or more of our products.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  In December 2010 we released the first of a series of nutraceuticals that we expect to release in 2011 and thereafter.  We anticipate that the commercial release of this product, ErgoFlex™, will continue to generate additional revenues in 2011, particularly since it will be the first product marketed through our new on-line marketing joint venture with engage:BDR.  We also intend to offer additional ERGO based nutraceuticals through the marketing joint venture commencing in 2011, which products will generate additional revenues.  Although the consumer response to ErgoFlex™ in our December 2010 test market was favorable, no assurance can be given that the product will ultimately achieve a high level of acceptance by a larger consumer market.  In addition, even if ErgoFlex™ is successfully marketed and sold through our engage:BDR joint venture, we will only receive 65% of the net revenues of that joint venture (engage:BDR will receive 35% of the net revenues).  Accordingly, we are unable to predict the amount of revenues that we may generate in 2011 and beyond, and when we may become profitable, if at all.  If we do not become profitable or are unable to maintain future profitability, our ability to survive as a viable company may be in doubt, and the market value of our common stock will be adversely affected.

We will need additional capital in order to successfully implement our business plan, without which we may not be able to successfully implement our business plan, which may cause us to have to curtail or cease operations.

We currently do not have sufficient cash on hand to fund our administrative expenses for more than the next few months.  Our business plan, however, calls for us to incur significant additional expenses in connection with marketing and commercializing our future products and in developing and expanding our business and operations.  In particular, our on-line marketing joint venture requires that we contribute up to $1,500,000 of capital to that joint venture during the first year to fund initial start-up expenses.  Although we anticipate that our future operations will generate operating revenues, our future development costs, and the costs of commercially releasing any of our proposed products will exceed the amount of cash that we currently have and that those operating activities will generate in the near term.  Accordingly, in order to expand our operations in the manner contemplated by our business plan, or to continue to operate our company in the longer term, we will have to either (i) obtain additional debt or equity financing, or (ii) enter into a strategic alliance with a synergistic company to acquire funding.

Although we have had substantive discussions with potential providers of additional capital, we do not have commitments from any third parties at this time to provide this financing.  Thus, there can be no assurance that sufficient funding will be available to us at acceptable terms or at all.  Certain potential investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing securityholders.  The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.  If we are unable to obtain sufficient financing on a timely basis, the introduction of new products could be delayed, our marketing plans may have to be scaled back, and we could be forced to reduce the scope of our operations, or otherwise limit or terminate our operations altogether.

We have no direct operating history in the nutraceutical and cosmeceutical business, which makes it difficult to evaluate our financial position and our business plan.

Until the end of 2008, we were engaged in the sale of research diagnostic reagents and assays to medical research laboratories, and in the production of enzyme immunoassay diagnostic kits for domestic and international clinical laboratories.  Since 2008, we no longer are engaged in those businesses, and have restructured our operations.  However, since we have only recently commenced our new operations and have not yet generated significant revenues from our business operations, we have no operating history in our current line of business on which a decision to invest in our company can be based.  The future of our company currently is dependent upon our ability to implement our new business plan of producing, marketing and selling nutraceutical and other products based on our ERGO technology.  While we believe that our business plan, if implemented as contemplated, will make our company successful, we have no operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

We plan to outsource and rely on third parties for the development and manufacture and marketing of our products.

Our business model calls for the outsourcing of the development, manufacturing and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving the company’s profitability of these products for us.  As a result, we are subject to all of the risks associated with having to rely on third parties to develop, manufacture and market our products to our standards, at the projected costs and on a timely basis.  These risks include the willingness of manufacturers to make the product, or lack of availability of manufacturing capacity, each of which would have an adverse impact on the availability of our products and on our ability sell our products.  Manufacturing difficulties will harm our ability to compete and adversely affect our results of operations and financial condition, and may hinder our ability to grow.  There is no assurance that our outside manufacturers will reliably supply products to us at the level of quality we require. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide our products, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we will be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of our products, particularly ERGO, would result in loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales.

Our future product sales will be heavily dependent upon the success of our on-line marketing joint venture with engage:BDR.

In March 2011, we agreed to form a joint venture with engage:BDR, Inc., an on-line marketing company, to market and sell our nutraceutical products on-line over the Internet.  Although we expect to continue to market our products through other means, such as direct mail campaigns, the on-line marketing to be conducted through our joint venture with engage:BDR is anticipated to be our largest marketing and sales effort in 2011.  Under the joint venture agreement, engage:BDR will be responsible for the full range of online marketing services, including developing brand strategy, the design of all digital media and interfaces, online media planning and buying, leveraging and integrating social media, and customer analysis.  Accordingly, the success of our nutraceutical products will be heavily dependent upon the efforts and success of engage:BDR.

The operating agreement of the joint venture with engage:BDR, Inc. requires us to fund the initial start-up expenses of the joint venture with up to $1,500,000 in cash contributions.  Unless we provide that funding, the joint venture will not be able to conduct its planned operations, and it will not sell any of our nutraceutical products.  Since the joint venture with engage:BDR, Inc. represents our principal marketing initiative in 2011, the failure of the joint venture would materially and detrimentally affect the amount of revenues we anticipate we will receive in 2011 from sales of our products.  As of the date of this Annual Report, we do not have the funds to make the $1,500,000 capital contribution, and no assurance can be given that we will be able to raise that capital from third party sources.  Accordingly, unless we are able to raise sufficient funds to make the required capital contribution to the joint venture with engage:BDR, Inc., our ability to market and sell our nutraceutical products on-line will be severely limited.

Our products will be subject to government regulation, both in the United States and abroad, which could significantly increase our costs and otherwise limit or prevent the sale of our products.

The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of any products that we may release in the future will be subject to regulation by numerous national and local governmental agencies in the United States and other countries.  The primary regulatory bodies in the United States are the FDA and FTC.  Failure to comply with these regulatory requirements may result in various types of penalties or fines.  These include injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Individual states also regulate nutritional supplements.  A state may interpret claims or products presumptively valid under federal law as illegal under that particular state’s regulations.  In markets outside the United States, we may have to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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

Some manufacturers in our industry have experienced a slow-down in sales of nutritional supplements.  An adverse change in size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us.  Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research.

We are highly dependent upon consumers’ perception of the safety and quality of our products, including how they compare against similar products distributed by other companies in our industry.  Adverse publicity and negative public perception regarding particular ingredients, products or our industry may affect the consumers’ decisions to purchase our products, which could limit our ability to increase revenue and grow our business.  This negative public perception may include publicity regarding the efficacy or quality of our ingredients, including in particular ERGO.  Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us.  We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies.  Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported.  Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry and/or the healthy foods channel.  Adverse publicity may have a material adverse effect on our business, financial condition, and results of operations.  There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

We face intense competition from competitors that are larger, more established and that possess greater resources than we do, and if we are unable to compete effectively, we may be unable to maintain sufficient market share to sustain profitability.

Numerous manufacturers and retailers compete actively for consumers, and there can be no assurance that we will be able to compete with already established manufacturers and retailers.  In addition, nutraceutical and cosmeceuticals can be purchased from a wide variety of channels of distribution, including mass market retail stores and the Internet.  Because these markets generally have low barriers to entry, additional competitors could enter the market at any time.  Private label products of our customers also provide competition to our products.  Additional national or international companies may, in the future, seek to enter or to increase their presence in the nutraceutical and cosmeceutical or the vitamin, mineral supplement market.  Increased competition in either or both could have a material adverse effect on us.

The nutritional supplement industry increasingly relies on intellectual property rights and, although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results.  Recently it has become more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes.  We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us.  These developments could prevent us from offering or supplying competitive products or ingredients in the marketplace.  They could also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights.  If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis, or terminate the manufacturing and marketing of our products that are alleged to have infringed.  Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results.

Our patents may not protect the proprietorship of our products.

Our ability to compete successfully will depend to a significant extent, on our patents and on our ability to defend our patents.  Most of the initial products that we plan to release are based on the benefits of ERGO.  Our patents and patent applications address the ability to make ERGO and the protective effect of ERGO on mitochondria and its neuroprotectant properties.  We believe these patents thus provide us with a competitive advantage in our market.  We have previously initiated legal proceedings to enforce our patent protection rights for manufacture and use of ERGO in cosmeceuticals.   For example, in 2010, we settled a patent dispute with The Estée Lauder Companies, which provided us with title to two important ERGO method of use patents. However, the failure to defend our patents in the future could have an adverse effect on our planned business operations and product sales.

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

Product liability claims could hurt our business.

Our products consist of ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States.  As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we may be subjected to various product liability claims, including that: (i) our products contain contaminants; (ii) our products include inadequate instructions as to their uses; or (iii) our products include inadequate warnings concerning side effects and interactions with other substances. It is possible that product liability claims and the resulting adverse publicity could negatively affect our business; that our product liability insurance may fail to cover future product liability claims so we could be required to pay substantial monetary damages which could harm our business.

Product Claims, Advertising And Distributor Activities.

Our failure to comply with FTC or state regulations that cover our product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by our marketing joint venture, may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect the distribution and sale of our products.

Risks Related to Our Securities

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on or a national securities exchange.

Our securities are currently quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not listed on a national securities exchange.  Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on a national securities exchange.  Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market.  In addition, as an OTC Bulletin Board listed company, we do not attract the extensive analyst coverage that accompanies companies listed on a national securities exchange.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market.  These factors may have an adverse impact on the trading and price of our securities.

You may have difficulty selling our shares because they are deemed “penny stocks.”

Our common stock is not listed on a national securities exchange, and the trading price of our common stock has consistently remained below $5.00 per share for the past ten years.  Trading in our common stock is subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and “accredited investors” (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse).  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Our existing stockholders are subject to significant additional dilution if the currently outstanding options, warrants and convertible promissory notes are exercised.  The sale of these additional shares could also cause our common stock price to fall.

As of March 31, 2011, a total of 162,680,842 shares of our common stock were issued and outstanding.  However, we currently have outstanding options, warrants and convertible promissory notes that could result in the issuance of a total of 417,841,204 additional shares of common stock.  If all shares issuable under the foregoing options, warrants, convertible promissory notes and other agreements were issued, our current shareholders would own only 28% of the then outstanding shares of common stock.  Accordingly, the stockholdings of current stockholders will be substantially diluted if and when these convertible securities are converted or when the options and warrants are exercised.  If many of these shares are actually issued, the voting power of the currently outstanding shares would substantially decrease.  Furthermore, the re-sale of these newly issued shares, or even the possibility that substantial amounts of our common stock may be sold in the public market, could adversely affect prevailing market prices for our common stock.

The voting rights of the preferred stock held by Theorem Group, LLC gives that stockholder the ability to control the voting shares of this company and to prevent other stockholders from influencing significant corporate decisions.

Theorem Group, LLC, an affiliate of Mr. Dube (one of our directors), owns all of the issued and outstanding shares of our Series H Convertible Preferred Stock.  As the holder of all of the Series H Convertible Preferred Stock, Theorem Group, LLC is entitled to a number of votes equal to (A) the number of shares of Common Stock that such shares of preferred stock could, at such time, be converted into (B) multiplied by 100.  Since the Series H Convertible Preferred Stock is currently convertible into 2,500,000 shares of our common stock, Theorem Group has the voting power of 250,000,000 shares, or approximately 60.6% of our voting shares.  As a result, Theorem Group is able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of Theorem Group may conflict with our interests or those of our other stockholders.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements by us of new product releases, or the delay in releasing new products;

•	developments with respect to our patents or proprietary rights;

•	announcements of new products or new contracts by our competitors;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the nutraceutical, cosmeceutical and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive office is located at 468 N. Camden Drive, 2nd Fl., Beverly Hills, California 90210.  We also currently sublease office space and other facilities from Theorem Capital, LLC at 10880 Wilshire Boulevard, Suite 950, Los Angeles, California 90024 on a month-to-month basis for $5,000 per month.  See, “Item 13.  Certain Relationships and Related Transactions, and Director Independence,” below.

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

Until May 2009, our common stock was traded on the OTC Bulletin Board (“OTCBB”) under the symbol “OXIS.”  From May 20, 2009 until March 11, 2010, our common stock was traded on Pink OTC Markets Inc. trading platform under the symbol “OXIS.”  Since March 11, 2010, our common stock is again quoted on the OTCBB under the “OXIS” trading symbol.

Trading in our common stock has fluctuated greatly during the past year.  Accordingly, the prices for our common stock quoted on the OTCBB or Pink OTC Markets Inc. may not necessarily be reliable indicators of the value of our common stock.  The following table sets forth the high and low bid prices for shares of our common stock for the quarters noted, as reported on the OTCBB and the Pink OTC Markets Inc.  The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2009	First Quarter	$0.06	$0.04
	Second Quarter	$0.15	$0.04
	Third Quarter	$0.17	$0.07
	Fourth Quarter	$0.40	$0.16
Fiscal Year 2010	First Quarter	$0.25	$0.16
	Second Quarter	$0.19	$0.10
	Third Quarter	$0.13	$0.10
	Fourth Quarter	$0.19	$0.08

Our common stock is also quoted on several European based exchanges including Berlin (OXI.BE), Frankfurt (OXI.DE), the Euronext (OXI.NX) and Paris, (OXI.PA).  The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of March 31, 2011, there were approximately 1,050 stockholders of record, which total does not include stockholders who hold their shares in “street name.”  The transfer agent for our common stock is ComputerShare, whose address is 350 Indiana Street, Golden, CO 80401.

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

Equity Compensation Plan Information

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is hereby incorporated by reference into this Item 5 of Part II of this report.

Recent Issuances of Unregistered Securities

In connection with entering into a subordinated revolving line of credit agreement with Gemini Pharmaceuticals, Inc., and as partial consideration for making that credit facility available to us, on October 18, 2010, we issued to Gemini Pharmaceuticals, Inc. a five-year warrant to purchase up to 300,000 shares of our common stock at an exercise price of $0.12 per share.  The issuance of the warrant was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act.

On November 10, 2010, we sold 1,666,667 shares of our Series I Convertible Preferred Stock to Oasis Oxis Investment Group, LLC, at a price of $0.15 per share (the total purchase price was $250,000).  The shares of the Series I Convertible Preferred Stock were issued and delivered in March 2011.  The issuance of the Series I Convertible Preferred Stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act.

Except as set forth above, we did not issue any unregistered securities during the three-month period ended December 31, 2010 that were not previously reported in a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

This company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Until the end of 2008, we were engaged in the business of developing and selling clinical and research assay products and out-licensing certain therapeutic compounds addressing conditions and diseases associated with oxidative stress.  During 2008, we lost our majority-owned subsidiary, BioCheck, Inc., which was engaged in the production of enzyme immunoassay diagnostic kits for clinical laboratories, and in December 2008 we sold substantially all of the assets of our research assay product line to Percipio Biosciences, Inc.  Commencing in 2009, our focus shifted from the clinical and research assay business to developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include L-Ergothioneine (“ERGO”) as a component.  As a result, since the beginning of 2009 we have been primarily involved in re-directing our business plan, on obtaining financing to fund our revised business plan, building a new management team, developing new products, establishing new manufacturing relationships, and otherwise implementing our new business strategy.  We conducted limited operations, and had limited revenues in 2009 and in 2010.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $80,095,000 through December 31, 2010.  Our cash holdings at December 31, 2010 were $54,000, and we had a working capital deficit of $5,517,000.  Because our lack of funds, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses.  There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan.  The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

Bristol Debt Financing

From October 8, 2008 to June 25, 2009, we issued a series of convertible demand notes to Bristol Investment Fund, Ltd. (“Bristol”) for an aggregate principal amount of $261,040 (the “Bristol Notes”).  The Bristol Notes are convertible at the option of the holder at any time into shares of common, at a price equal to the lesser of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that Bristol notifies we that it elects to effectuate a conversion.

Standstill and Forbearance Agreement with Bristol

In October 2009, we raised $2,000,000 from the sale of Convertible Debentures.  At that time, we were in default of our indebtedness under our outstanding debentures and the Bristol Notes.  In connection with the October 2009 financing, we entered into that certain Standstill and Forbearance Agreement with Bristol, pursuant to which Bristol agreed to forbear from exercising its rights and remedies under the October 2006 Debentures and the Bristol Notes until the date when the outstanding principal balance of the Convertible Debentures falls below $500,000, or at such time as Theorem Group, LLC permits Bristol to call the amounts outstanding under the October 2006 debentures and the Bristol Notes.  Once the outstanding principal balance of the Convertible Debentures falls below $500,000, Bristol may declare the October 2006 Debentures and the Bristol Notes due and payable at any time.

Conversion of Debt to Equity

During the first quarter of 2010, we reached agreements with several parties pursuant to which we were able to extinguish a total of over $500,000 of obligations that we owed to various creditors and service providers, including to (i) Ambient Advisors, LLC, an affiliate of Gary Post, a former officer and director, and (ii) John Repine, a member of our Scientific Advisory Board and a former director of the Company, and the University of Colorado, the university with which Dr. Repine is associated.  The foregoing obligations were released and extinguished in consideration for the issuance of a total of 2,125,131unregistered shares of our common stock (and in the case of John Repine and Gary Post, also in consideration for the signing of new agreements with them for continuing roles with the Company).  In addition, we also agreed with one of our creditors to settle a $411,082 obligation through the payment of $225,000.  The foregoing $225,000 payment is due and payable by no later than July 13, 2011.  Until the $225,000 payment is made, the creditor has the right, subject to certain limitations, to convert some or that entire amount into shares of our common stock at a conversion price of $0.10 per share.

Recent Developments

On-line Marketing and Advertising Joint Venture

In March 2011, we agreed to form a joint venture (the “Joint Venture”) with engage:BDR, Inc., an on-line marketing company that offers both premium and placement-specific display marketing solutions and the ability to distribute campaigns through its own display platforms and channels.   The purpose of the Joint Venture the Joint Venture is to market and sell our ErgoFlex™ product on-line.  Additional Oxis products designated by us will also be offered by the Joint Venture in the future.  Under the Joint Venture agreement, we are required to contribute up to $1,500,000 during the first year following the formation of the Joint Venture.  These funds will be provided if, when and as needed by the Joint Venture Cash.  Net cash generated from operations in excess of the amounts needed for its operations and for reasonable reserves, shall be distributed by the Joint Venture in the following order:  (a)First, to Oxis and engage:BDR until (i) Oxis has received, on a cumulative basis, an amount equal to the cash it has contributed to the Joint Venture, and (ii) engage:BDR has received, on a cumulative basis, and amount equal to 100% of the purchase price paid by the Joint Venture for the website media inventory it purchased from engage:BDR. (b) Thereafter, all excess net operating cash will be distributed 65% to us and 35% to engage:BDR.

Results of Operations

Revenues

The revenues that we generated in the fiscal year ended December 31, 2009 (“fiscal 2009”) were obtained from sales of Ergo-Plex in a test marketing effort of that nutraceutical product.  We did not market or sell Ergo-Plex in the fiscal year ended December 31, 2010 (“fiscal 2010”).  In December 2010, we initiated a direct mail test market for ErgoFlex™, which generated $11,000 of revenues in fiscal 2010 (sales of that product are continuing in 2011).  The following table presents the changes in revenues from fiscal 2009 to fiscal 2010:

			Decrease from 2009
	2010	2009	Amount	%
Product revenues	$11,000	$48,000	$(37,000)	(77.1)

Because we did not actively market any products in either fiscal 2009 or fiscal 2010, the product revenues in fiscal 2009 and fiscal 2010, we do not believe that the revenue data for such years is meaningful or an indication of our future operations.  Assuming that we are able to raise the capital needed, we plan to actively market our products in 2011 and to release at least one additional consumer product.  Therefore, if we are adequately capitalized, revenues for 2011 are expected to significantly increase in 2011 compared to the two prior years.

Cost of product revenues

The following table presents the changes in cost of product revenues from fiscal 2009 to fiscal 2010:

			Increase from 2009
	2010	2009	Amount	%
Cost of product revenues	$65,000	$50,000	$15,000	30.0

During fiscal 2010, we purchased products for the direct market test campaign that we initiated in December 2010 and that has continued into 2011.

Research and development expenses

Research and development expenditures for the year December 31, 2010 were $179,000.  These expenditures were incurred in connection with the testing and obtaining certification for ERGO related to the release of ErgoFlex™.  No research and development expenditures were incurred during 2009.

Selling, general and administrative expenses

As discussed above, we lost our interest in BioCheck, Inc. in June 2008, and we sold our assay assets in December 2009.  Accordingly, during fiscal 2009, we did not conduct any active business operations, which enabled us to reduce the number of our salaried employees, decrease overhead expenses, and reduce our shareholder relations expenses.  Since we hired additional officers and employees in March 2010, our selling, general and administrative expenses increased in fiscal 2010 by $1,124,000 from $1,154,000 in fiscal 2009 to $2,278,000.  We expect to more actively engage in operating activities in 2011, and anticipate that our selling, general and administrative expenses during the 2011 fiscal year will increase compared to fiscal 2010.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  We recognized an increase in income of $15,000 and $26,000 for the years ended December 31, 2010 and 2009, respectively, as a result in the change in the value of the warrants.

Interest Expense

Interest expense was $513,000 compared to $1,136,000 for the year ended December 31, 2010 and 2009, respectively.  The decrease is due to the interest on the convertible debentures as a result of the conversion of $1,736,000 of debentures in fiscal 2010,  the amortization of the debt issuance costs associated with the convertible debentures, and the decrease in penalty interest associated with the delinquent payment of the issued debentures.

Liquidity and Capital Resources

On a consolidated basis, as of December 31, 2010, we had cash and cash equivalents of $54,000, total current assets of $137,000, and a working capital deficit of $5,517,000.  Cash used in operating activities was $1,535,000 during the year ended December 31, 2010.  Our cash holdings as December 31, 2010, and our cash position as of the date of this Annual Report, are only sufficient to fund our administrative expenses for a few months.  Our lack of revenues, our current liabilities of over $5.6 million, and our current lack of cash raise substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows or outside financing.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

During 2010 we funded our operating expenses from a $2,000,000 private placement of convertible debentures and warrants that we completed in October 2009.  The securities were sold to certain accredited investors, including Theorem Group, LLC, an affiliate of Mr. Dube, one of our directors.  The securities consisted of the following:

•
0% Convertible Debentures in the aggregate principal amount of $2,000,000 (the “Convertible Debentures”), convertible into an aggregate of up to 40,000,000 shares of our common stock at a per share conversion price equal to $0.05 per share.  The Convertible Debenture is not secured by any collateral and become due and payable on September 30, 2011.

•	“Series A Warrants” to purchase an aggregate of up to 20,000,000 shares of our common stock. The Series A Warrants have an exercise price of $0.0625 per share and expire on September 30, 2014.

•	“Series B Warrants” to purchase an aggregate of up to 20,000,000 shares of our common stock. The Series B Warrants have an exercise of $0.0750 per share and expire on September 30, 2014.

The Convertible Debentures, Series A Warrants and Series B Warrants entitle its holders full anti-dilution coverage and piggy-back registration rights.  The Convertible Debentures grant the holders thereof certain preemptive rights to purchase the securities that we may issued during the term of the debentures.  The foregoing funds have been depleted, and we need additional capital or increased revenues from our new products to fund our operating expenses.  Although we anticipate that our revenues will increase during the 2011 fiscal year as a result of continued sales of our first product that we introduced in late in 2010, the introduction of the additional products we plan to commence marketing in 2011, and the new on-line marketing joint venture arrangement we entered into in March 2011 with engage:BDR, we do not currently anticipate that those funds will be sufficient in the short term to fund our working deficit or to repay our current liabilities.

In order to fund our operating expenses in 2010, on November 10, 2010, sold 1,666,667 shares of our Series I Convertible Preferred Stock (the “Series I Preferred Stock”), at a price of $0.15 per share, to Oasis Oxis Investment Group, LLC for $250,000.  The holder of the Series I Preferred Stock will be entitled to receive, out of funds legally available, dividends in cash at the annual rate of 8.0% of $0.15, when, as, and if declared by our board of directors.  No dividends or other distributions may be made with respect to any shares of junior stock until dividends in the same amount per share on the Series I Preferred Stock have been declared and paid or set apart during that fiscal year. In the event of any dissolution or winding up of the company, whether voluntary or involuntary, holders of each outstanding share of Series I Preferred Stock shall be entitled to be paid first out of the company’s assets available for distribution to shareholders, an amount equal to the fair market value as determined by our board of directors in the amount of $0.15 per share, as adjusted for any stock dividends, combinations or splits with respect to such shares.  The foregoing liquidation distribution to the holders of the Series I Preferred Stock shall be senior to the Common Stock, our currently outstanding Series C Preferred Stock and Series H Preferred Stock, and to all other classes and series of equity securities of the company now existing or hereafter created, which are junior, among other things, in right of payment of dividends or on liquidation to the Series I Preferred Stock.

In order to fund our purchases of product inventory, on October 13, 2010 we obtained a revolving line of credit of up to $750,000 from Gemini Pharmaceuticals, Inc. (“Gemini”), which credit facility can only be used for nutraceutical product and inventory purchases from Gemini.  The amount of advances available to us under the credit facility is tiered, starting at $250,000, and upon us meeting certain milestones, will be increased to $500,000, and then $750,000.   Advances will be made to us so long as the representations and warranties we made remain true at the time that we request an advance.  All advances under this credit facility will bear interest equal to the prime rate plus two percent per annum, calculated based on 360-day year.  This credit facility will be made available to us until October 13, 2011, which may be extended from time to time by Gemini in its sole discretion.  All outstanding advances under this revolving line of credit is due and payable on October 13, 2011, unless earlier payment is required under the revolving credit promissory note.  In consideration for this credit facility, we issued to Gemini a five-year warrant to 300,000 shares of our common stock at an exercise price of $0.12 per share, of which 150,000 shares are vested.  An additional 75,000 shares will vest under the warrant if and when the credit line is increased to $500,000, and the remaining 75,000 will vest when the credit line is increased to $750,000. The warrants contain a cashless exercise provision.

Because our revenues from sale of our first product currently are very limited, we will need additional capital in order to continue operations until, if ever, we are able to achieve positive operating cash flow.  In addition, we will need capital in order to expand our operations and fund the increases in our administrative expenses that we expect will result in 2011 if our business expands as anticipated.  However, other than the Gemini inventory credit facility, we presently have no bank financing or other external sources of liquidity.  Since December 31, 2010, we have been funded through two $50,000 short-term loans provided to use by Bristol Investment Fund, Ltd.  and an unaffiliated lender.  These notes are due on demand.  Therefore, in order to obtain the necessary capital we need to fully fund our operating needs, including our obligation to contribute up to $1,500,000 to our new marketing joint venture, we will have raise additional debt or equity funding.  There is no assurance that we will be successful in obtaining additional funding.  Our goal is to obtain additional funding through the sale of debt or equity securities, or possibly through joint ventures or strategic relationships with unaffiliated third parties, or other financing approaches.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.  The downturn in the equity and debt markets for small-cap public companies is expected to make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will not be able to fund our marketing joint venture, which joint venture is expected to be our primary product marketing and sales initiative in 2011, and we may have to curtail our operations or abandon our business plan.

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

License Revenue

License arrangements may consist of non-refundable upfront license fees and various performance or sales milestones and future product royalty payments.  Some of these arrangements are multiple element arrangements.  Non-refundable, up-front fees that are not contingent on any future performance by us, and require no consequential continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered.  We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement.  In addition, if we have continuing involvement through research and development services that are required because our know-how and expertise related to the technology is proprietary to us, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement.

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

We have no off-balance sheet arrangements as of December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2010.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

As of December 31, 2010, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2010.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2010.  As the company's operations increase, the company intends to hire additional employees in its accounting department.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of our fiscal year ended December 31, 2010, we amended the terms of the 0% Convertible Debentures to exclude from the beneficial ownership calculation used in that debenture: (1) the special voting rights granted under the Series H Convertible Preferred Stock (i.e. the right to vote on an as-converted basis, multiplied by 100), and (2) the number of shares of common stock issuable upon (a) conversion of the remaining, unconverted principal amount of the Convertible Debentures beneficially owned by the holders of the Convertible Debentures, and (b) exercise or conversion of the unexercised or unconverted portion of any other securities of ours subject to a limitation on conversion or exercise analogous to the limitation contained herein (including, without limitation, any other Debentures or the Warrants) beneficially owned by any of the holders or their affiliates.

We also obtained a credit facility of up to $750,000 from Gemini Pharmaceuticals, Inc. and committed to issue to Oasis Oxis Investment Group, LLC, 1,666,667 shares of our Series I Convertible Preferred Stock at a price of $0.15 per share, or an aggregate price of $250,000.  Please see Amendment to Convertible Debentures, Credit Facility and Issuance of Series I Preferred Stock under Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, which is hereby incorporated by reference into this Item 9B of Part II of this report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 31, 2011.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Anthony J. Cataldo	58	Chairman of the Board and Chief Executive Officer
Anshuman “Andy” Dube (1)(2) (3)	34	Director
Michael Handelman	52	Chief Financial Officer and Treasurer
Thomas W. Hoog	71	Director
Bernard Landes	61	President

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee

(3)	Member of our Nominating and Corporate Governance Committee

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

Anshuman “Andy” Dube was appointed to our Board of Directors on March 5, 2010.  Mr. Dube co-founded and is the managing director of Theorem Capital, LLC, a Los Angeles based private equity firm specializing in consumer brands, a position which he has held since its inception in early 2005.  Mr. Dube was an active angel investor in various companies including PayPal (sold to eBay), WebEx (NASD: WEBX), and Dollar Networks (sold to Centerpoint).  Mr. Dube holds a B.S.  degree in Computer Engineering from the University of Southern California.

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

Thomas W. Hoog was appointed as this company’s Board of Directors effective July 1, 2010.  Mr. Hoog  has served as special counsel to the global chairman of Hill & Knowlton., a public relations firm since 2005. Mr. Hoog previously served as President and CEO of Hill & Knowlton, from 1996 through 2001.  His responsibilities included managing the firm’s 13 US offices, leading its acquisition strategy, developing client strategies, overseeing the firm’s profit-and-loss centers, and redefining the US Company’s corporate culture.  Before he became President and CEO of Hill & Knowlton, Mr. Hoog served as Chairman of its Public Affairs practice and as General Manager of its New York and Washington offices.  Prior to joining Hill & Knowlton, he founded and served as President of Hoog and Associates, Inc., a Colorado-based governmental affairs firm with offices in Washington, D.C.  and Orange County, California.

Bernard Landes was appointed as this company’s President effective March 1, 2010.  Mr. Landes has over 33 years of experience in the nutraceutical and functional foods industry.  Since January 2000, Mr. Landes has been the President of the Nutritional Products Consulting Group, a company that provided consulting services to a global client base in the areas of scientific, regulatory, product commercialization, and mergers and acquisitions.  Among his lead clients was, MonaVie LLC, a large developer and marketer of scientifically formulated anti-oxidant nutritional beverages.   Mr. Landes currently serves as the President of  MonaVie’s Science Advisory Board, a position which he has held since its formation in September 2008.  Mr. Landes was the CEO of Paracelsian, Inc., an herbal nutritional supplements company, from January 1998 to December 1999.  Prior to that, he was a General Manager at Alacer Corporation, a nutritional supplement and functional water company.  Prior to his services at Alacer Corporation, Mr. Landes served for 10 years as director of Marketing, Strategic Planning, Product Development, Nutritional Science and Regulatory Affairs for Health Valley Foods.  Mr. Landes also served as General Manager of Zila Nutraceuticals where he managed the Ester-C brand of enhanced Vitamin C from January 2006 until November 2006 when the Company was sold to NBTY.

Our Board of Directors believes that Messrs. Cataldo, Dube and Hoog are suitable members of the Board of Directors based on the following experience, qualifications and skills of these persons:

Anthony Cataldo – Mr. Cataldo has extensive experience serving in both executive and non-executive capacities for public and private companies, including companies entering new markets and releasing new products.  In addition, Mr. Cataldo is familiar with the duties and obligations of directors serving on the boards of public companies, having served on the board of numerous public companies.

Anshuman “Andy” Dube – Mr. Dube’s experience as the founder and principal of a private equity fund that specializes in consumer brands provides our Board with experience and market knowledge in both the financial industry and consumer brands market.  These skills will be valuable in the development of our consumer products and our attempts to raise capital in the future.

Thomas W. Hoog – Mr. Hoog has experience in the public relations and public affairs industries, and provides the Board insight to help and position the Company for marketing strategies.

Committees of the Board

Our Board has a standing Audit Committee, Nominating and Governance Committee, and Compensation Committee.

Audit Committee.  The Audit Committee operates pursuant to a written charter. Among other things, the Audit Committee is responsible for:

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•
hiring our independent registered public accounting firm, and coordinating the oversight and review of the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm; and

•	reviewing and, if appropriate, approving all transactions between our company or its subsidiaries and any related party.

As of March 31, 2011, Anshuman “Andy” Dube and Thomas Hoog constitute the members of the Audit Committee.  Each of Messrs. Anshuman “Andy” Dube and Thomas Hoog is a non-employee director and independent as defined under The Nasdaq Stock Market’s listing standards.  Mr. Dube has significant knowledge of financial matters, and our Board has designated him as the “audit committee financial expert” of the Audit Committee.

Nominating and Governance Committee.  The Nominating and Governance Committee recommends candidates to be nominated for election as directors at our annual meeting, consistent with criteria approved by the Board; develops and regularly reviews corporate governance principles and related policies for approval by the Board; oversees the organization of the Board to discharge the Board’s duties and responsibilities properly and efficiently; and sees that proper attention is given and effective responses are made to stockholder concerns regarding corporate governance.  The Nominating and Governance Committee also reviews proposed changes to our Certificate of Incorporation, Bylaws and Board committee charters and conducts ongoing reviews of potential related party transactions and conflicts of interest, including the review and approval of all “related person transactions” as defined under SEC rules.

Usually, nominees for election to our Board are proposed by our existing directors.  In identifying and evaluating individuals qualified to become Board members, our current directors will consider such factors as they deem appropriate to assist in developing a board of directors and committees thereof that are diverse in nature and comprised of experienced and seasoned advisors.  Our Board of Directors has not adopted a formal policy with regard to the consideration of diversity when evaluating candidates for election to the Board.  However, our Board believes that membership should reflect diversity in its broadest sense, but should not be chosen nor excluded based on race, color, gender, national origin or sexual orientation.  In this context, the Board does consider a candidate’s experience, education, industry knowledge and, history with the Company, and differences of viewpoint when evaluating his or her qualifications for election the Board.   In evaluating such candidates, the Board seeks to achieve a balance of knowledge, experience and capability in its composition. In connection with this evaluation, the Board determines whether to interview the prospective nominee, and if warranted, one or more directors interview prospective nominees in person or by telephone.

As of the date of this Annual Report, Anshuman “Andy” Dube and Thomas Hoog constitute the members of the Nominating and Governance Committee.

Compensation Committee.  The Compensation Committee is responsible for the compensation of our executives and directors; reviews and approves any reports required by the SEC for inclusion in the annual proxy statement; provides general oversight of our compensation structure; and, if deemed necessary, retains and approves the terms of the retention of compensation consultants and other compensation experts.  Other specific duties and responsibilities of the Compensation Committee include reviewing senior management selection and overseeing succession planning; reviewing and approving objectives relevant to executive officer compensation, evaluating performance and determining the compensation of executive officers in accordance with those objectives; approving severance arrangements and other applicable agreements for executive officers; overseeing our equity-based and incentive compensation; and establishing compensation policies and practices for service on the Board and its committees and for the Chairman of the Board.

As of the date of this Annual Report, Anshuman “Andy” Dube and Thomas Hoog constitute the members of the Compensation Committee.

Scientific Advisory Board

We have established a Scientific Advisory Board currently consisting of Dr. John Repine, Dr. Okezie Aruoma, Rajan Shah and L. Stephen Coles to assist our management in the areas of expertise of the members of our Scientific Advisory Board.  We entered into two-year services agreements with each member of the Scientific Advisory Board upon their appointment.  With the exception of Dr. Repine, who receives $12,000 per quarter for his services, each member receives an advisory fee of $9,000 per quarter.  All members of the Scientific Advisory Board also received a grant of options to purchase up to 250,000 shares of our common stock, which options vest in four equal quarterly installments.  A second option to purchase 500,000 shares of our common stock will be granted upon the one-year anniversary of each of member’s respective appointments to the Scientific Advisory Board.

John E. Repine, MD joined our Scientific Advisory Board in March 2010.  He previously was a director of this company from March 2006 to June 2008 and was also a consultant to this company from October 2006 to October 2009.  Dr. Repine is the James J. Waring Professor of Medicine, Pediatrics and Surgery, the Director of the Webb-Waring Center and the Associate Dean for Student Advocacy at the University of Colorado Denver.  Dr. Repine is a respected international authority in inflammation, oxidative stress and vascular injury with more than 300 original publications and 12 patent applications.  Dr. Repine has won many awards for his research and teaching including an Established Investigator Award from the American Heart Association, the Bonfils-Stanton Foundation Award for Outstanding Contributions to Science and Medicine, the Alton-Ochsner Award for Smoking Related Research, Ellision Medical Foundation Senior Scholar in Aging Award and the University of Colorado Presidential Teaching Award.  Dr. Repine is an elected member of many prestigious medical societies including the American Society for Clinical Investigation and Association of American Physicians.  Dr. Repine graduated with BS degree (Chemistry) from the University of Wisconsin, Madison and an MD degree from the University of Minnesota, Minneapolis where he was awarded the Borden Prize for Research and recently a Distinguished Alumni Award for Outstanding Contributions to Medicine.  Dr. Repine also completed clinical training in internal medicine and then obtained subspecialty training in pulmonary and critical care medicine at the University of Minnesota in Minneapolis.

Okezie I. Aruoma joined our Scientific Advisory Board in March 2010.  Dr. Aruoma is Professor of Pharmaceutical and Biomedical Sciences at the Touro College of Pharmacy, New York.  Prior to his current position, Dr. Aruoma was an Adjunct Research Professor at the University of Mauritius, a Visiting Professor at Seoul National University in Korea, and a Senior Research Fellow at London South Bank University.  Dr. Aruoma previously held senior research positions at Imperial College in London and King’s College London.  Dr. Aruoma has authored numerous books including Molecular Biology of Free Radical in Human Diseases, DNA & Free Radicals: Techniques, Mechanisms and Applications and Free Radicals in Tropical Diseases and has had more than 130 papers published in high ranking scientific journals.  Dr. Aruoma has over 21 years of experience in biomedical research focused on food biofactors, oxidative stress mechanisms, antioxidant pharmacology and the pharmaceutical indications of food biofactors as prophylactic agents.  Dr. Aruoma’s expertise is directed at developing promising portfolio of biomarkers, drug delivery based on stem cell biology and nutraceutical agents which have the potential to provide early diagnosis and preventative treatment for acute and chronic diseases with overt inflammation.  Dr. Aruoma holds an MBA from the University of Warwick Business School, a Doctor of Science in Medical Biochemistry from the University of London and a PhD from King’s College London.  Dr. Aruoma holds a Master’s Degree in Biopharmacy from Chelsea College London (now part of King’s College London) and a Bachelor’s of Science Degree in Biochemistry from the University of Sussex.  Dr. Aruoma is a Fellow of the Royal Society of Chemistry, a Chartered Scientist (CSci) of the Science Council, UK and Fellow of the American College of Nutrition.  Dr. Aruoma is Chair of the Pharmacogenomics Focus Group of the American Association of Pharmaceutical Scientists.  Dr. Aruoma is a member of the UK’s Institute of Directors.

L. Stephen Coles joined the Scientific Advisory Board in March 2010.  Dr. Coles, 60, is currently a lecturer in the Department of Chemistry and Biochemistry at the University of California, Los Angeles and the UCLA Molecular Biology Institute.  Dr. Coles has served as Co-Principal Investigator in the Department of Surgery at the UCLA School of Medicine, and has served as Vice President for Medical Education and Internet Content at The Kronos Group, an integrated health care delivery network that provides medical products and health care services for the healthy living and aging industry.  Dr. Coles is also the co-founder of the Image Date Corporation, and has served as its Chief Scientist.  Dr. Coles has also served as Chief Technical Officer of Rcommunity.com, Inc.

Rajan Shah joined the Scientific Advisory Board in July 2010.  Mr. Shah is a chemical engineer and is the President of Biospecialties International, an Australian based company that focuses on the production of the advanced, all natural biological antioxidant precursor, GGC.  Mr. Shah earned his masters degree in engineering from MIT.

Advisory Board

We have also established an Advisory Board to advise us on matters related to our research and development of new products and technologies, also with respect to creation, maintenance, licensing and exploitation of intellectual properties.  The Advisory Board will also advise us with respect to strategic planning, marketing, acquisitions, divestitures, and other related areas.   We entered into a two-year Advisory Board Services Agreement with Sandep Rahi on July 15, 2010.  Mr. Rahi receives an advisory fee for $9,000 per quarter.  Upon entering into the agreement, we granted Mr. Rahi an initial option to purchase 250,000 shares of our common stock under our 2003 Stock Incentive Plan.  The options vest and become exercisable in four equal quarterly installments beginning October 15, 2010.  Pursuant to the terms of the agreement, a second option to purchase 500,000 shares of our common stock under our 2003 Stock Incentive Plan will be granted on July 15, 2011.

Sandep Rahi joined the Advisory Board in July 2010.  From December 2008 to September 2010, Mr. Rahi was the Senior Vice President, Group Creative Director, for Dentsu America - Los Angeles, a full-service advertising agency with offices in New York, San Francisco and Los Angeles. As Senior Vice President at Dentsu America, Mr. Rahi has led teams in the development of cross-media branding & advertising campaigns for clients including Chandon, Chapman University, Famima!!, Hass Avocado Board, Kissui Vodka, Major League Soccer, Nissin Foods, Sutter Home Wines and Union Bank.  From February 2006 to December 2008, Mr. Rahi was a Senior Vice President Creative Director at Dentsu America. Since September 2010, Mr. Rahi has been Head of the Content Strategy and Development for Dentsu Network West, the parent company of Dentsu America. Mr. Rahi has taught at SCI-Arc, Cal Poly Pomona and at the Carnegie Mellon’s Heinz School of Entertainment Industry. Mr. Rahi is an Emmy award winning Creative Director, seasoned in both the entertainment and advertising industries.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct to provide guidance to its directors, officers and employees regarding standards for conduct of our business, which code has been delivered to all of our directors, officers and employees.  The full text of our Code of Ethics and Business Conduct is available on our website at www.oxis.com.  A copy of our Code of Ethics will be furnished without charge to any person upon written request.  Requests should be sent to Michael Handelman, Secretary, Oxis International, Inc., 468 N. Camden Drive, 2nd Fl., Beverly Hills, California 90210.

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 3 and 4 for transactions effected in 2010 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•	Bernard Landes was late in filing one Form 3 in connection with his appointment as President to the company on March 11, 2010, effective March 1, 2010. The Form 3 was filed on March 22, 2010.

•
Michael Handelman was late in filing one Form 3 in connection with his appointment as Chief Financial Officer and Treasurer to the Company on March 11, 2010, effective March 1, 2010.  The Form 3 was filed on March 22, 2010.

•
Anshuman “Andy” Dube was late in filing one Form 3 in connection with his appointment to the company’s Board of Directors on March 5, 2010, and in connection with the issuance of the Series H Convertible Preferred Stock to Theorem Group, LLC on October 13, 2009.  The Form 3 was filed on March 25, 2010.

•	Theorem Group, LLC was late in filing one Form 3 in connection with its acquisition of Series H Convertible Preferred Stock on October 13, 2009. The Form 3 was filed on March 25, 2010.

•
Gary Post, our former secretary and director, was late filing three Form 4s.  Mr. Post acquired 1,500,000 shares of our common stock on January 19, 2010, which were granted pursuant to an advisory agreement with the company, 100,000 shares of our common stock on January 26, 2010, pursuant to already existing options, and options to acquire up to 1,110,227 shares of common stock.  The Form 4 was filed on April 6, 2010.  Mr. Post was late in filing reporting the sales of our common stock from August 26, 2010 to August 31, 2010.  A Form 4 reporting the sales were filed on August 30, 2010 and September 2, 2010.

•	Anthony Cataldo was late in filing one Form 3 in connection with his appointment as President to the company on March 29, 2010. The Form 3 was filed on April 6, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2010 and 2009 of (i) all persons who served as our principal executive officer during the fiscal year ended December 31, 2010, and (ii) our other two most highly compensated executive officers serving on December 31, 2010 whose total annual compensation during the fiscal year ended December 31, 2010 exceeded $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Anthony J. Cataldo, Chairman, Chief Executive Officer (Principal Executive Officer)(2)	2010 2009	$ 180,000 $ –––	$ ––– $ –––	$ ––– $ –––	$ 51,391 $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ 231,391 $ –––
Michael Handelman, Chief Financial Officer (Principal Financial Officer)	2010 2009	$ 54,000 $ –––	$ ––– $ –––	$ ––– $ –––	$ 5,749 $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ 59,749 $ –––
Bernard Landes, President(3)	2010 2009	$ 100,000 $ –––	$ ––– $ –––	$ ––– $ –––	$ 51,063 $ –––	$ ––– $ –––	$ ––– $ –––	$ ––– $ –––	$ 151,063 $ –––

(1)
This column represents option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Note 1 of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named executives from these awards.

(2)	Mr. Cataldo was appointed Chairman and Chief Executive Officer on March 26, 2009.

(3)	Mr. Landes was appointed President on March 1, 2010.

Employment Agreements

Employment Agreement with Anthony J. Cataldo

Mr. Cataldo, the Company’s Chairman and Chief Executive Officer, is employed pursuant to that certain Employment Agreement, effective March 29, 2010.  The agreement is for a three-year period ending on March 26, 2013.  The agreement renews automatically at the end of the initial term for additional consecutive one-year periods, unless either party delivers a notice of termination at least 30 days prior to the expiration of such term to the other party.  Under his employment agreement, Mr. Cataldo is entitled to a base annual salary of $180,000.  Mr. Cataldo is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Cataldo was granted a stock option to purchase up to 6,704,081 shares of Common Stock.  The options vest and become exercisable in equal quarterly installments during the three-year term, provided that Mr. Cataldo remains in continuously employ through such quarterly vesting dates.  In the event we terminate Mr. Cataldo’s employment without “cause” (as defined in his employment agreement), we will have to pay him (1) a lump-sum severance amount equal to the greater of the actual bonus paid or the target bonus in effect for the calendar year immediately prior to the year of Mr. Cataldo’s termination, and (2) a lump sum severance amount equal to the greater of his salary due for the balance of such term or his six months’ base annual salary under his employment agreement.

Employment Agreement with Bernard Landes

On March 11, 2010, we entered into an Employment Agreement, effective March 1, 2010, with Bernard Landes, pursuant to which Mr. Landes was employed as this company’s President through February 28, 2011.  The agreement renews automatically at the end of the initial term for up to four additional consecutive one-year periods, unless either party delivers a notice of termination at least 30 days prior to the expiration of the term to the other party.  Under his employment agreement, Mr. Landes is entitled to a base annual salary of $100,000.  Mr. Landes is eligible to receive a bonus as determined by the company in its sole discretion.  Additionally, Mr. Landes was granted an incentive stock option to purchase up to 2,220,453 shares of the company’s Common Stock, which is equal to one percent of the sum of (i) the total number of shares of Common Stock, (ii) the number of shares issuable pursuant to currently outstanding, fully vested and exercisable stock options, and (iii) the number of shares issuable upon the conversion of convertible securities issued by the company, other than convertible debt which may, at the company’s option, be repaid prior to conversion, (“One Percent”) as of the first date of the initial one-year term.  For each renewal term, Mr. Landes will be granted an additional number of shares equal to One Percent as of the first date of each such additional renewal term.  The options vest and become exercisable in four equal quarterly installments on the 90th, 180th, 270th and 365th day after the first date of the initial term or the renewal term, as the case may be, provided that Mr. Landes remains in the company’s continuous employ through such quarterly vesting dates.  The options are exercisable at an exercise price equal to the Common Stock as of the first date of the initial term and thereafter on the date of any subsequent grant upon any subsequent renewal term, and have a term of 10 years from the date of grant.  In the event the company terminates Mr. Landes’ employment without “cause” (as defined in his employment agreement), the company has agreed to pay him a lump-sum severance amount equal to the greater of his salary due for the balance of such term or his nine months’ base annual salary under his employment agreement.

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

Stock Option Grant

The following table sets forth information as of December 31, 2010, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2010

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Anthony Cataldo	1,676,020	4,028,061	(1)	1,000,000	(2)	$0.17	3/1/2020

Michael Handelman	187,500	62,500	(3)			$0.17	3/1/2020

Bernard Landes	1,665,340	555,113	(3)			$0.17	3/1/2020

(1)	Vests quarterly for a term of 3 years following grant on March 1, 2010.
(2)	Will vest 25% quarterly as to 500,000 shares commencing on March 1, 2011, and 25% quarterly as to the remaining 500,000 shares commencing on March 1, 2012.
(3)	Vested on March 1, 2011.

Director Compensation

No fees to non-employee directors were paid or accrued in 2009 or 2010.  Currently, we do not pay meeting fees but directors are reimbursed for their expenses incurred in attending meetings.

With the exception of Mr. Hoog, who was granted an option to purchase 250,000 shares of our common stock upon his appointment to the Board of Directors on July 1, 2010, no director receives any compensation for his services as a director.  Employee directors (now only Mr. Cataldo) do not receive compensation as directors.  Mr. Dube (an affiliate of Theorem Group, LLC, a significant investor in the Company) also does not receive compensation for serving on the Board.  We plan to evaluate our future compensation for non-employee directors as they may be added to our Board.  Under our 2003 Stock Incentive Plan, non-employee directors are automatically awarded options to purchase 30,000 shares of common stock upon becoming directors and automatically awarded options to purchase 5,000 shares of common stock annually.  During 2009 and 2010, we did not make these automatic option grants to non-employee directors, and it is uncertain if we will have an automatic option grant policy in the future.

In March 2010, we reached a settlement with Mr. William John Reininger, who was a director of the Company from July 2008 until March 2010, whereby we issued 250,000 restricted shares and 250,000 options with a strike price of $0.17 for his services as a Board member and an advisor to the Company.

2003 Stock Incentive Plan

We have adopted an equity incentive plan, the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which we are authorized to grant options to purchase up to 3,000,000 shares of common stock to our employees, officers, directors and consultants.  The number of shares of common stock issuable under the 2003 Plan increases by 300,000 every year on January 1, commencing in 2005.  In 2006, with the approval of shareholders, the 2003 Plan was amended to increase the number of shares reserved for issuance from 3,600,000 shares to 5,600,000 shares.  As a result, the number of shares of common stock that may be awarded under the 2003 Plan has increased from 3,000,000 to 7,100,000 as of January 1, 2011.  Additionally, any options to purchase shares of common stock that are unexercised at the end of their respective terms or otherwise forfeited, become available under the 2003 Plan.  Awards under the 2003 Plan may consist of both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Board may, at any time, alter, amend, suspend, discontinue, or terminate the 2003 Plan, and only to the extent required by applicable laws, regulations or rules will the Board seek stockholder approval

2010 Stock Incentive Plan

On October 29, 2010, our Board adopted the Oxis International, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), and recommended that the adoption of the 2010 Plan be submitted for approval by our stockholders.  Until the stockholders approve the 2010 Plan, we may make awards under the 2010 Plan, as long as the effectiveness of the awards is conditioned upon obtaining such stockholder approval.  If stockholders do not approval this proposal, we will not implement the 2010 Plan, and any currently outstanding awards under the 2010 Plan will terminate and be of no further force or effect.  A summary of the 2010 Plan is set forth below.

General.  The 2010 Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, and stock appreciation rights, or SARs.  Incentive stock options granted under the 2010 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Code.  Non-statutory stock options granted under the 2010 Plan are not intended to qualify as incentive stock options under the Code.  See “Federal Income Tax Consequences” below for a discussion of the principal federal income tax consequences of awards under the 2010 Plan.

Purpose.  Our Board adopted the 2010 Plan to provide a means by which employees, directors and consultants of the Company and its affiliates may be given an opportunity to benefit from increases in the value of our Common Stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to the Company’s interests by offering them opportunities to acquire shares of our Common Stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses.  All of our employees, directors and consultants are eligible to participate in the 2010 Plan.

Administration.  Unless it delegates administration to a committee as described below, our Board will administer the 2010 Plan.  Subject to the provisions of the 2010 Plan, the Board has the power to construe and interpret the 2010 Plan, and to determine: (i) the fair value of Common Stock subject to awards issued under the 2010 Plan; (ii) the persons to whom and the dates on which awards will be granted; (iii) what types or combinations of types of awards will be granted; (iv) the number of shares of Common Stock to be subject to each award; (v) the time or times during the term of each award within which all or a portion of such award may be exercised; (vi) the exercise price or purchase price of each award; and (vii) the types of consideration permitted to exercise or purchase each award and other terms of the awards.

The Board has the power to delegate administration of the 2010 Plan to a committee composed of one or more directors.  In the discretion of the Board, a committee may consist solely of “outside directors” or “non-employee directors” (as such terms are defined in the 2010 Plan).

Stock Subject to the 2010 Plan.  Subject to the provisions of Sections 6.1.1 and 7.2 of the 2010 Plan relating to adjustments upon changes in our Common Stock, an aggregate of 22,500,000 shares of common stock have been reserved for issuance under the 2010 Plan.

If shares of Common Stock subject to an option or SAR granted under the 2010 Plan expire or otherwise terminate without being exercised (or exercised in full), such shares shall become available again for grants under the 2010 Plan.  If shares of restricted stock awarded under the 2010 Plan are forfeited to the Company or repurchased by the Company, the number of shares forfeited or repurchased shall again be available under the 2010 Plan.  Where the exercise price of an option granted under the 2010 Plan is paid by means of the optionee’s surrender of previously owned shares of common stock, or the Company’s withholding of shares otherwise issuable upon exercise of the option as may be permitted under the 2010 Plan, only the net number of shares issued and which remain outstanding in connection with such exercise shall be deemed “issued” and no longer available for issuance under the 2010 Plan.

Eligibility.  Incentive stock options may be granted under the 2010 Plan only to employees of the Company and its affiliates.  Employees, directors and consultants of the Company and its affiliates are eligible to receive all other types of awards under the 2010 Plan.

No incentive stock option may be granted under the 2010 Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company or any affiliate of the Company, unless the exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and the term of the option does not exceed five years from the date of grant.  In addition, no employee may be granted options under the 2010 Plan exercisable for more than 3,000,000 shares of common stock during any twelve-month period.

Terms of Options and SARs.  Options and SARs may be granted under the 2010 Plan pursuant to stock option agreements and stock appreciation rights agreements, respectively.  The following is a description of the permissible terms of options and SARs under the 2010 Plan.  Individual grants of options and SARs may be more restrictive as to any or all of the permissible terms described below.

The exercise price of incentive stock options may not be less than the fair market value of the common stock subject to the option on the date of the grant and, in some cases (see “Eligibility” above), may not be less than 110% of such fair market value.  The exercise price of nonstatutory options also may not be less than the fair market value of the common stock on the date of grant.  The base value of a SAR may not be less than the fair market value of the common stock on the date of grant.  The exercise price of options granted under the 2010 Plan must be paid either in cash at the time the option is exercised or, at the discretion of the Board, (i) by delivery of already-owned shares of our Common Stock, (ii) pursuant to a deferred payment arrangement, (iii) pursuant to a net exercise arrangement, or (iv) pursuant to a cashless exercise as permitted under applicable rules and regulations of the Securities and Exchange Commission.

In addition, the holder of a SAR is entitled to receive upon exercise of such SAR only shares of our Common Stock at a fair market value equal to the benefit to be received by the exercise.

Options granted under the 2010 Plan may be exercisable in cumulative increments, or “vest,” as determined by the Board.  Our Board has the power to accelerate the time as of which an option may vest or be exercised.

To the extent provided by the terms of an option or SAR, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option or SAR by a cash payment upon exercise, or in the discretion of our Board, by authorizing the Company to withhold a portion of the stock otherwise issuable to the participant, by delivering already-owned shares of our Common Stock or by a combination of these means.

The maximum term of options and SARs under the 2010 Plan is ten years, except that in certain cases (see “Eligibility” above) the maximum term is five years.  Options and SARs awarded under the 2010 Plan generally will terminate three months after termination of the participant’s service; however, pursuant to the terms of the 2010 Plan, an a grantee’s employment shall not be deemed to terminate by reason of such grantee’s transfer from the Company to an affiliate of the Company, or vice versa, or sick leave, military leave or other leave of absence approved by our Board, if the period of any such leave does not exceed ninety (90) days or, if longer, if the grantee’s right to reemployment by the Company or any of its affiliate is guaranteed either contractually or by statute.

A recipient may not transfer an incentive stock option otherwise than by will or by the laws of descent and distribution.  During the lifetime of the recipient, only the recipient may exercise an option or SAR.  The Board may grant nonstatutory stock options and SARs that are transferable to the extent provided in the applicable written agreement.

Terms of Restricted Stock Awards.  Restricted stock awards may be granted under the 2010 Plan pursuant to restricted stock purchase or grant agreements.  No awards of restricted stock may be granted under the 2010 Plan after ten (10) years from the Board’s adoption of the 2010 Plan.

Our Board may issue shares of restricted stock under the 2010 Plan as a grant or for such consideration, including services, and, subject to the Sarbanes-Oxley Act of 2002, promissory notes, as determined in its sole discretion.  If restricted stock under the 2010 Plan is issued pursuant to a purchase agreement, the purchase price must be paid either in cash at the time of purchase or, at the discretion of our Board, pursuant to any other form of legal consideration acceptable to the Board.

Shares of restricted stock acquired under a restricted stock purchase or grant agreement may, but need not, be subject to forfeiture to the Company or other restrictions that will lapse in accordance with a vesting schedule to be determined by our Board.  In the event a recipient’s employment or service with the Company terminates, any or all of the shares of Common Stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement may be forfeited to the Company in accordance with such restricted stock agreement.

Our Board may require any recipient of restricted stock to pay to the Company in cash upon demand amounts necessary to satisfy any applicable federal, state or local tax withholding requirements.  If the recipient fails to pay the amount demanded, our Board may withhold that amount from other amounts payable by the Company to the recipient, including salary, subject to applicable law.  With the consent of our Board in its sole discretion, a recipient may deliver shares of our common stock to the Company to satisfy this withholding obligation.

Rights to acquire shares of common stock under the restricted stock purchase or grant agreement shall be transferable by the recipient only upon such terms and conditions as are set forth in the restricted stock agreement, as the Board shall determine in its discretion, so long as shares of Common Stock awarded under the restricted stock agreement remains subject to the terms of the such agreement.

Adjustment Provisions.  f any change is made to our outstanding shares of Common Stock without the Company’s receipt of consideration (whether through reorganization, stock dividend or stock split, or other specified change in the capital structure of the Company), appropriate adjustments may be made in the class and maximum number of shares of Common Stock subject to the 2010 Plan and outstanding awards.  In that event, the 2010 Plan will be appropriately adjusted in the class and maximum number of shares of Common Stock subject to the 2010 Plan, and outstanding awards may be adjusted in the class, number of shares and price per share of Common Stock subject to such awards.

Effect of Certain Corporate Events.  In the event of (i) a liquidation or dissolution of the Company, (ii) a merger or consolidation of the Company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary), or (iii) a sale of all or substantially all of the assets of the Company, any surviving or acquiring corporation may assume awards outstanding under the 2010 Plan or may substitute similar awards.  Unless the stock award agreement otherwise provides, in the event any surviving or acquiring corporation does not assume such awards or substitute similar awards, then the awards will terminate if not exercised at or prior to such event.

Duration, Amendment and Termination.  The Board may suspend or terminate the 2010 Plan without stockholder approval or ratification at any time or from time to time.  Unless sooner terminated, the 2010 Plan will terminate ten years from the date of its adoption by the Board, i.e., in October 2020.

The Board may also amend the 2010 Plan at any time, and from time to time.  However, except as provided in Section 6.1.1 and 7.2 relating to adjustments upon changes in common stock, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to preserve incentive stock option treatment for federal income tax purposes.  Our Board may submit any other amendment to the 2010 Plan for stockholder approval if it concludes that stockholder approval is otherwise advisable.

Federal Income Tax Consequences of Plans

The following is a summary of the principal United States federal income tax consequences to the recipient and the Company with respect to participation in the 2003 Plan and 2010 Plan.  This summary is not intended to be exhaustive, and does not discuss the income tax laws of any city, state or foreign jurisdiction in which a participant may reside.

Incentive Stock Options

There will be no federal income tax consequences to either us or the recipient upon the grant of an incentive stock option.  Upon exercise of the option, the excess of the fair market value of the stock over the exercise price, or the “spread,” will be added to the alternative minimum tax base of the recipient unless a disqualifying disposition is made in the year of exercise.  A disqualifying disposition is the sale of the stock prior to the expiration of two years from the date of grant and one year from the date of exercise.  If the shares of common stock are disposed of in a disqualifying disposition, the recipient will realize taxable ordinary income in an amount equal to the spread at the time of exercise, and we will be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation) to a federal income tax deduction equal to such amount.  If the recipient sells the shares of common stock after the specified periods, the gain or loss on the sale of the shares will be long-term capital gain or loss and we will not be entitled to a federal income tax deduction.

Non-statutory Stock Options and Restricted Stock Awards

Non-statutory stock options granted under the 2003 Plan and 2010 Plan and restricted stock awards granted under the 2010 Plan generally have the following federal income tax consequences.

There are no tax consequences to the participant or us by reason of the grant.  Upon acquisition of the stock, the recipient will recognize taxable ordinary income equal to the excess, if any, of the stock’s fair market value on the acquisition date over the purchase price.  However, to the extent the stock is subject to “a substantial risk of forfeiture” (as defined in Section 83 of the Code), the taxable event will be delayed until the forfeiture provision lapses unless the recipient elects to be taxed on receipt of the stock by making a Section 83(b) election within 30 days of receipt of the stock.  If such election is not made, the recipient generally will recognize income as and when the forfeiture provision lapses, and the income recognized will be based on the fair market value of the stock on such future date.  On that date, the recipient’s holding period for purposes of determining the long-term or short-term nature of any capital gain or loss recognized on a subsequent disposition of the stock will begin.  If a recipient makes a Section 83(b) election, the recipient will recognize ordinary income equal to the difference between the stock’s fair market value and the purchase price, if any, as of the date of receipt and the holding period for purposes of characterizing as long-term or short-term any subsequent gain or loss will begin at the date of receipt.

With respect to employees, we are generally required to withhold from regular wages or supplemental wage payments an amount based on the ordinary income recognized.  Subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, we will generally be entitled to a business expense deduction equal to the taxable ordinary income realized by the participant.

Upon disposition of the stock, the recipient will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock plus any amount recognized as ordinary income with respect to the stock.  Such gain or loss will be long-term or short-term depending on whether the stock has been held for more than one year.

Stock Appreciation Rights or SARs granted under the 2010 Plan

A recipient receiving a stock appreciation right will not recognize income, and we will not be allowed a tax deduction, at the time the award is granted.  When a recipient exercises the stock appreciation right, the fair market value of any shares of common stock received will be ordinary income to the recipient and will be allowed as a deduction to us for federal income tax purposes.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2011 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers, (c) by each of our directors and (d) by all of our current executive officers and directors as a group.  As of March 31, 2011 there were 162,680,842 shares of our common stock issued and outstanding.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2011 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the address of each stockholder is c/o Oxis International, Inc. at 468 N. Camden Drive, 2nd Fl., Beverly Hills, California 90210.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Outstanding Common Stock

Security Ownership of Certain Beneficial Owners:
Bristol Investment Fund, Ltd. (1) Bristol Capital Advisors, LLC 10990 Wilshire Boulevard, Suite 1410 Los Angeles, CA 90024	31,024,357	16.0%
Theorem Group, LLC (2) 10880 Wilshire Blvd., Suite 950 Los Angeles, CA 90024	5,400,000	3.6%
Security Ownership of Management:
Anshuman Dube(3) 10880 Wilshire Blvd., Suite 950 Los Angeles, CA 90024	0	*
Anthony J. Cataldo (4)	2,234,694	1.4%
Michael Handelman (5)	250,000	*
Thomas W. Hoog (6)	187,500	*
Bernard Landes (7)	2,220,453	1.3%
Executive officers and directors as a group — 5 persons (8)	4,892,647	2.9%
_______________________________________
* Less than 1%.

(1)
Represents shares issuable upon the exercise of outstanding warrants.  Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd.  Mr. Kessler disclaims beneficial ownership of these securities.

(2)
Represents shares issuable upon: (i) the conversion of 25,000 outstanding shares of Series H Convertible Preferred Stock and a 0% Convertible Debenture that is due October 1, 2011, and (ii) the exercise of Series A Warrant to purchase up to 900,000 shares of Common Stock and Series B Warrant to purchase up to 900,000 shares of Common Stock.  The foregoing shares of Series H Convertible Preferred Stock, the 0% Convertible Debenture and the Series A Warrant and Series B Warrant limit the ability of the holder thereof to convert such securities if, following such conversion, the holder and its affiliates would beneficially own more than 4.99% of the Company’s then issued and outstanding shares of Common Stock.  The Series H Convertible Preferred Stock entitles the holder thereof to a number of votes, without the foregoing 4.99% limitation, equal to (A) the number of shares of Common Stock that such share of preferred stock could, at such time, be converted into (B) multiplied by 100 (or, a voting power of 250,000,000 shares).  The foregoing table includes the 2,500,000 shares the Series H Convertible Preferred Stock is convertible into, but does not include the effect of these 250,000,000 votes.  Anshuman Dube, managing director of Theorem Group, LLC, has voting and investment control over the securities held by Theorem Group, LLC.  Mr. Dube disclaims beneficial ownership of these securities.

(3)	Does not include any shares owned by Theorem Group, LLC described in the table. Mr. Dube is the Managing Member of Theorem Group, LLC.

(4)	The holdings of Anthony Cataldo include 2,234,694 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2011.

(5)	The holdings of Michael Handelman include 250,000 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2011.

(6)	The holdings of Thomas W. Hoog include 250,000 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2011.

(7)	The holdings of Bernard Landes include 2,220,453 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2011.

(8)	The holdings of the executive officers and directors as a group include 9,362,034 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2011.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,943,782	$0.19	2,993,718
Equity compensation plans not approved by security holders (2)	7,490,869	$0.21	22,500,000
Total	11,434,651		25,493,718

(1)
As of December 31, 2010, we had options issued and outstanding to purchase 3,806,282 shares of common stock under our 2003 Stock Incentive Plan and 137,500 shares of common stock under the 1994 Stock Incentive Plan.  Our 1994 Stock Incentive Plan terminated on April 30, 2004 and no additional grants may be made under that plan.  As approved by stockholders, we may grant additional options to purchase up to 2,993,718 shares of common stock under our 2003 Stock Incentive Plan as of December 31, 2010.  The number of shares reserved for issuance pursuant to options under the 2003 Stock Incentive Plan was increased by 300,000 shares on January 1, 2010 pursuant to an evergreen provision in the stock option plan.

(2)
As of December 31, 2010, we had options and warrants issued and outstanding for the purchase of an aggregate of 7,490,869 shares of our common stock to former officers, directors, consultants and advisors outside of our 1994 Stock Incentive Plan and our 2003 Stock Incentive Plan, which were issued on a case by case basis at the discretion of the board of directors.  In addition, on October 29, 2010, our Board adopted the Oxis International, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), and recommended that the adoption of the 2010 Plan be submitted for approval by our stockholders.  As of the date of this Annual Report, the stockholders have not yet approved the 2010 Plan.  An aggregate of 22,500,000 shares of common stock have been reserved for issuance under the 2010 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We currently rent office space and administrative facilities from Theorem Capital, LLC, an affiliate of one of our major stockholders, Theorem Group, LLC.  Theorem Group, LLC currently beneficially owns in excess of 60.6% of this company’s voting capital stock.  The facilities have been rented on a month-to-month basis since October 2009 at a monthly rate of $5,000 per month.  Mr. Dube, a member of our board of directors, is the managing director of Theorem Group, LLC and Theorem Capital, LLC.  We paid Theorem Capital, LLC a total of $60,000 under this arrangement during the fiscal year ended December 31, 2010.

On October 13, 2009, Theorem Group, LLC acquired all of the outstanding shares of our Series G Preferred Stock from Bristol Investment Fund, Ltd.  The Series G Preferred Stock Certificate Designation contained an error in the voting rights that were granted to the holder of the Series G Preferred Stock.  Following the purchase by Theorem Group, LLC of the Series G Preferred Stock from Bristol Investment Fund, Ltd., we discovered certain other inaccuracies in the terms of the Series G Preferred Stock and inconsistencies with the disclosures made by us regarding such terms.  Accordingly, rather than amending the Certificate of Designation of the Series G Preferred Stock to correct the voting rights provisions and to otherwise confirm the rights of the Series G Preferred Stock, we created a new series of preferred stock designated as “Series H Convertible Preferred Stock” and entered into that certain Exchange Agreement, dated February 10, 2010, with Theorem Group, LLC, pursuant to which agreement Theorem Group exchanged all its shares of Series G Preferred Stock for an equal number of Series H Preferred Stock.  In the Exchange Agreement, Theorem Group also released us from any liabilities related to the incorrect terms of the Series G Preferred Stock.  Mr. Dube, who was appointed to our board of directors, effective March 5, 2010, is the managing director of Theorem Group, LLC.

Director Independence

We believe that Mr. Hoog and Mr. Dube qualify as  “independent directors” as defined by Item 407 of Regulation S-K.

Our common stock is traded on the OTC Bulletin Board under the symbol “OXIS.” The OTC Bulletin Board electronic trading platform does not maintain any standards regarding the “independence” of the directors on our company’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

In the absence of such requirements, we have elected to use the definition for “director independence” under the Nasdaq Stock Market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors.

Our Board of Directors has determined that Mr. Hoog is the independent director because he is a non-employee director and has no other affiliation with the company.  Although Mr. Dube, a member of our board of directors, is the managing director of Theorem Group, LLC and Theorem Capital, LLC, the Board does not believe that the $5,000 monthly rent payment made by this company to Theorem Capital, LLC pursuant to the month-to-month lease of the company’s executive offices interferes with Mr. Dube’s exercise of independent judgment in carrying out his responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2009 and December 31, 2010.  The Audit Committee has appointed Seligson & Giannattasio, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2011.  The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2009 and 2010 fiscal years.

	2009	2010
Audit Fees (1)	$55,000	$50,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees	—	—
Total………………………………………………	$55,000	$50,500
_____________
(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2009 and 2010 fiscal years.

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

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1.  The following documents are furnished as exhibits to this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Oxis International, Inc.				X

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock of Oxis International, Inc., dated February 5, 2010	8-K	2/16/10	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock of Oxis International, Inc., dated March 18, 2011.				X

3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

4.1	Convertible Demand Promissory Note dated April 7, 2009	8-K	4/13/09	4.1

4.2	Form of Warrant to Purchase Common Stock dated April 7, 2009	8-K	4/13/09	4.2

4.3	Oxis International, Inc. 2003 Stock Incentive Plan	14A	5/8/2003

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.4	Form of Convertible Debenture dated October 1, 2009	8-K	10/09/09	4.2

4.5	Form of Series A Common Stock Purchase Warrant dated October 1, 2009	8-K	10/09/09	4.3

4.6	Form of Series B Common Stock Purchase Warrant dated October 1, 2009	8-K	10/09/09	4.4

4.7	Oxis International, Inc. 2010 Equity Incentive Plan				X

10.1	Form of Indemnification Agreement between OXIS International, Inc. and its Officers and Directors	SB-2	02/25/05	10.P

10.2	Common Stock Purchase Warrant dated June 2, 2006.	8-K	7/26/06	10.2

10.3	Amendment #2 to Exclusive License and Supply Agreement dated July 19, 2006.	8-K	7/26/06	10.3

10.4	Form of Secured Convertible Debenture dated October 25, 2006.	8-K	10/26/06	10.2

10.5	Form of Series A, B, C, D, E Common Stock Purchase Warrant dated October 25, 2006.	8-K	10/26/06	10.3

10.6	Secured Promissory Note from Percipio Biosciences, Inc. dated December 11, 2008	8-K	12/18/08	10.2

10.7	Securities Purchase Agreement dated October 1, 2009	8-K	10/09/09	4.1

10.8	Waiver Agreement dated October 1, 2009	8-K	10/09/09	10.1

10.9	Standstill And Forbearance Agreement Dated October 1, 2009	8-K	10/09/09	10.2

10.10	Escrow Agreement dated as of October 2, 2009, by and among OXIS, Theorem Group, LLC, Theorem Capital, LLC and Law Offices of Jacques Chen.	10-K	3/30/10	10.14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.11	Exchange Agreement dated February 10, 2010	8-K	02/16/10	10/1

10.12	Assignment and Assumption Agreement, dated April 7, 2009, between Oxis International, Inc. and Bristol Investment Fund, Ltd.	8-K	4/13/09	99.1

10.13	Employment Agreement by and between OXIS and Michael Handelman, dated March 11, 2010	10-K	3/30/10	10.14

10.14	Employment Agreement, dated March 26, 2010, between Oxis International, Inc. and Anthony J. Cataldo.	10-K	3/30/10	10.14

10.15	Employment Agreement by and between OXIS and Bernard Landes, dated March 11, 2010	10-K	3/30/10	10.14

10.16	Commitment Letter for Subordinated Bridge Revolving Line of Credit, dated October 13, 2010, by and between Gemini Pharmaceuticals, Inc. and OXIS International, Inc.				X

10.17	Series I Preferred Stock Purchase Agreement, dated November 10, 2010, by and between OXIS International, Inc. and Oasis Oxis Investment Group, LLC.				X

10.18	First Amendment to 0% Convertible Debenture dated as of December 23, 2010, by and among OXIS International, Inc., Theorem Group, LLC and Easter Advisors Capital, Ltd.				X

21.1	Subsidiaries of OXIS International, Inc.	10-K	3/30/10	21.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011	OXIS International, Inc. By: /s/ Anthony J. Cataldo Anthony J. Cataldo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo Anthony J. Cataldo	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 31, 2011
/s/ Michael Handelman Michael Handelman	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011

/s/ Anshuman Dube Anshuman Dube	Director	March 31, 2011
/s/ Thomas W. Hoog Thomas W. Hoog	Director	March 31, 2011

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Contents

Page
Report of Independent Registered Public Accounting Firm
Seligson & Giannattasio, LLP	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2010 and 2009	F-2
Statements of Operations For Years Ended December 31, 2010 and 2009	F-3
Statement of Stockholders’ Equity (Deficit) For Years Ended December 31, 2010 and 2009	F-4
Statements of Cash Flows For Years Ended December 31, 2010 and 2009	F-5
Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oxis International, Inc.

We have audited the accompanying consolidated balance sheets of Oxis International, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Oxis International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion.  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxis International Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Seligson & Giannattasio, LLP
White Plains, NY
March 31, 2011

OXIS International, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$54,000	$1,293,000
Prepaid expenses	83,000	—
Total Current Assets	137,000	1,293,000
Property, plant and equipment, net	—	—
Patents, net	48,000	84,000
Goodwill and other assets, net	—	7,000
Total Other Assets	48,000	91,000
TOTAL ASSETS	$185,000	$1,384,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$625,000	$925,000
Accrued interest	1,439,000	1,133,000
Accrued expenses	414,000	271,000
Warrant liability	1,012,000	2,405,000
Demand note payable	205,000	180,000
Convertible debentures, net of discount of $250,000 and $0, current portion	415,000	—
Convertible debentures, net of discounts of $0 and $0	1,544,000	1,945,000
Total Current Liabilities	5,654,000	6,859,000
Convertible debentures, net of discount of $0 and $1,750,000		249,000
Total Liabilities	5,654,000	7,108,000
Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	—
Series I – 1,666,667 and 0 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	2,000	—
Common stock - $0.001 par value; 600,000,000 shares authorized; 149,571,976 and 67,040,809 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	149,000	67,000
Additional paid-in capital	74,474,000	71,308,000
Accumulated deficit	(80,095,000)	(77,100,000)
Total Stockholders’ Deficit	(5,469,000)	(5,724,000
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$185,000	$1,384,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended December 31, 2010 and 2009

	December 31
	2010	2009
Revenue:
Product revenues	$11,000	$48,000
License revenues	—	—
TOTAL REVENUE	11,000	48,000
Cost of Product Revenue	65,000	50,000
Gross profit	(54,000)	(2,000)
Operating Expenses:
Research and development	179,000	—
Selling, general and administrative	2,264,000	1,154,000
Total operating expenses	2,443,000	1,154,000
Loss from Operations	(2,497,000)	(1,156,000)

Interest income		4,000
Other income		16,000
Change in value of warrant and derivative liabilities	15,000	26,000
Interest expense	(513,000)	(1,136,000)
Total Other Income (Expense)	(498,000)	(1,090,000)

Loss before provision for income taxes	(2,995,000)	(2,246,000)
Provision for income taxes	—	—
Net loss	(2,995,000)	(2,246,000)
Deemed dividends	23,000	—
Net loss attributable to common shareholders	$(3,018,000)	$(2,246,000)
Loss Per Share – basic and diluted	$(0.03)	$(0.05)

Weighted Average Shares Outstanding – basic and diluted	109,374,295	48,619,165

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity (Deficit) Years Ended December 31, 2010 and 2009

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2008	121,230	1,000	46,850,809	47,000	71,126,000	(74,854,000)
Issuance of common stock			20,190,000	20,000	182,000
Net loss						(2,246,000)
Balance, December 31, 2009	121,230	$1,000	67,040,809	$67,000	$71,308,000	$(77,100,000)
Issuance of stock options					149,000
Issuance of Preferred stock Series I	1,666,667	2,000			248,000
Issuance of common stock for services			3,984,723	4,000	674,000
Conversion of debt			75,047,995	75,000	2,075,000
Exercise of warrants			3,398,449	3,000	23,000
Exercise of stock options			100,000		20,000
Deemed dividend					(23,000)
Net loss						(2,995,000
Balance, December 31, 2010	1,787,897	$3,000	149,571,976	$149,000	$74,474,000	$(80,095,000)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,995,000)	$(2,246,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	31,000	55,000
Impairment of patents	—	169,000
Stock compensation expense for options and warrants issued to employees and non-employees	149,000	--
Issuance of shares for services	746,000	--
Amortization of debt discounts	441,000	679,000
Change in value of warrant and derivative liabilities	15,000	26,000
Changes in operating assets and liabilities:
Accounts receivable	—	—
Inventory	—	3,000
Prepaid expense and other current assets	(76,000)	—
Accounts payable and accrued liabilities	154,000	377,000
Net cash flows from operating activities	(1,535,000)	(937,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	250,000	—
Proceeds from exercise of stock options and warrants	46,000	—
Proceeds from convertible notes payable	—	2,233,000
Repayment of demand notes payable	—	(25,000)
Net cash flows from financing activities	296,000	2,208,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,239,000)	1,271,000
CASH AND CASH EQUIVALENTS - Beginning of period	1,293,000	22,000
CASH AND CASH EQUIVALENTS - End of period	$54,000	$1,293,000

The accompanying notes are an integral part of these consolidated financial statements

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $80,131,000 through December 31, 2010.  On a consolidated basis, the Company had cash and cash equivalents of $54,000 at December 31, 2010. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $106,000 and $33,000 for the years ended December 31, 2010 and 2009, respectively.

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013, at which time they are scheduled to revert to the prior limit of $100,000.  The Company had no balances in excess of this limit at December 31, 2010, although at times during the year, the Company may have exceeded the insured limits. Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and generally requires no collateral from customers. The Company maintains allowances for estimated probable losses, when applicable.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

The Company granted stock options to purchase 10,534,761 and 0 shares of the Company’s common stock to employees and directors during the year ended December 31, 2010 and 2009, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2010: expected volatility of 12% to 14%; average risk-free interest rate of 1.76% to 2.28%; initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $108,000 and $0 for the year ended December 31, 2010 and 2009, respectively.

Stock Based Compensation to Other than Employees

The Company granted stock options to purchase 1,000,000 and 0 shares of the Company’s common stock to non-employees during the year ended December 31, 2010 and 2009, respectively. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized $48,000 and $0 in share-based compensation expense for non-employees for the year ended December 31, 2010 and 2009, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company had no inventories at December 31, 2010 and 2009.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled 430,949,470 in 2010 and 465,479,478 in 2009.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2010.

Description	Level 1	Level 2	Level 3
Liabilities
Warrant Liability		$1,012,000

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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
December 31, 2010

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

3.	Patents

	December 31,
	2010	2009
Capitalized patent costs	$640,000	$655,000
Accumulated amortization	(592,000)	(571,000)
	$48,000	$84,000

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Periodically, the Company reviews its patent portfolio and has determined that certain patent applications no longer possessed commercial viability or were abandoned since they were inconsistent with the Company's business development strategy. At December 31, 2010, the Company determined patents with an original cost of $12,010 were either expired or unused.

The following table presents expected future amortization of patent costs that may change according to the Company's amortization policy upon additional patents being issued or allowed:

2011	$23,000
2012	11,000
2013	4,000
2014	4,000
2015	4,000

4.	Debt

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

During 2009, Bristol converted $177,900 of the principal amount for 17,790,000 shares of the Company’s common stock.

During 2010, Bristol converted an additional $401,000 of the principal amount for 40,100,000 shares of the Company’s common stock.

Subsequent to year end, Bristol converted an additional $114,000 of the principal amount for 11,400,000 shares of the Company’s common stock.

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

At December 31, 2010 and 2009, the Company determined the fair value of the warrants was $147,000 and $196,000, respectively.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

During 2010, Investors converted $1,335,000 of the principal amount for 26,700,000 shares of the Company’s common stock.

Subsequent to year end, Investors converted an additional $40,000 of the principal amount for 800,000 shares of the Company’s common stock.

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
December 31, 2010

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
December 31, 2010

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

During 2010, Bristol converted $50,000 of the principal amounts for 5,000,000 shares of the Company’s common stock.

Financing Agreement

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

5.	Stockholders' Equity

Common Stock

Each share of common stock is entitled to one vote at the Company's annual meeting of stockholders.

During the year ended December 31, 2010 and 2009, the Company issued a total of 75,047,995 and 20,190,000 shares of common stock for debt conversion valued at 2,342,000 and $201,900, respectively.

During the year ended December 31, 2010, the Company issued a total of 3,984,723 shares of common stock for the payment of services aggregating $534,000.  No shares of the Company’s common stock were issued for services during the year ended December 31, 2009.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through December 31, 2010.

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
December 31, 2010

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

On November 8, 2010, Gemini Pharmaceuticals purchased 1,666,667 shares of the Company’s Series I Preferred Stock, $.001 par value, at a price of $0.15 per share ($250,000).

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

Common Stock Warrants

Warrant transactions for the years ended December 31, 2010 and 2009 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2008	25,260,587	$0.55
Granted	69,241,500	0.04
Exercised	—	—
Expired	(1,245,969)	0.86
Outstanding, December 31, 2009	93,256,118	0.17
Granted	3,300,000	0.12
Exercised	3,637,500	0.01
Expired	12,877,366	0.83
Outstanding, December 31, 2010:	80,041,252	0.07

Exercisable warrants:
December 31, 2009	93,256,118	0.17
December 31, 2010	79,891,252	0.07

Stock Options

The Company has reserved 5,501,412 shares of its common stock at December 31, 2010 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2010, (7,795,739) shares of common stock were available for grant and options to purchase 13,297,151 shares of common stock are outstanding under the 2003 Plan.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

The Company has reserved 137,500 shares of its common stock at December 31, 2010 for issuance pursuant to the future exercise of outstanding options granted under the 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan permitted the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. This Plan expired on April 30, 2003 and no further issuances will occur. Options to purchase 137,500 shares of common stock are outstanding at December 31, 2010 under the 1994 Plan.

In addition, the Company has reserved 500,000 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2010, options to purchase 500,000 shares of common stock are outstanding outside of its stock incentive plans.

The following table summarizes stock option transactions for the years ended December 31, 2010 and 2009:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2008	5,527,254	$0.33
Granted	—	—
Exercised	—	—
Expired	(1,172,222)	0.33
Outstanding, December 31, 2009	4,355,032	$0.33
Granted	11,534,761	0.17
Exercised	(100,000)	0.23
Expired	(1,855,142)	0.32
Outstanding, December 31, 2010	13,934,651	0.15
Exercisable options:
December 31, 2009	4,355,032	$0.33
December 31, 2010	7,601,477	0.14

The weighted-average fair value of options granted was $159,000 and $0 in 2010 and 2009, respectively.

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2010:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10 to $0.15	1,008,000	4.36	$0.12	383,000	$0.12
$0.16 to $0.20	10,796,202	8.32	$0.17	5,088,028	$0.18
$0.21 to $0.35	872,537	4.82	$0.27	872,537	$0.27
$.36 to $.69	1,257,912	2.39	$0.40	1,257,912	$0.40
	13,934,651			7,601,477

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Stock Compensation

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2010: expected volatility of 10% and 14%, respectively; average risk-free interest rate of 1.76% and 2.28%, respectively; initial expected life of 5 years, respectively; no expected dividend yield; and amortized over the vesting period.

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

Advisory Agreements

In March 2010, the Company entered into a one year advisory agreement to a director in connection with his services as the corporate secretary and participation on the Company’s Board of Directors.  The agreement renewed automatically for additional one year periods and terminated upon the resignation or disability of the director from the Board of Directors.  The Company could terminate his services as corporate secretary at any time with 10 days written notice.  Among other provisions, the agreement provided for an initial monthly advisory fee of $5,250 and options to purchase 1,110,227 shares of the company common stock at an exercise price $0.17 per share.  The options vested in eight equal quarterly installments.  The advisor was also entitled to an additional option to purchase 1,110,227 shares of the Company’s common stock after one year if the agreement had not been terminated.  The advisor resigned from the Board of Directors on July 14, 2010.

The Company entered into a two-year Scientific Advisory Board Services Agreement with L. Stephen Coles on March 4, 2010.  Mr. Coles receives an advisory fee for $9,000 per quarter.  Upon entering into the agreement, the Company granted Mr. Coles an initial option to purchase 250,000 shares of the Company’s common stock under its 2003 Stock Incentive Plan.  The options vest and become exercisable in four equal quarterly installments beginning June 4, 2010.  Pursuant to the terms of the agreement, a second option to purchase 500,000 shares of the Company’s common stock under our 2003 Stock Incentive Plan was granted on March 4, 2011.

The Company entered into a two-year Scientific Advisory Board Services Agreement with Rajan Shah on July 15, 2010.  Mr. Shah receives an advisory fee for $9,000 per quarter.  Upon entering into the agreement, the Company granted Mr. Shah an initial option to purchase 250,000 shares of the Company’s common stock under its 2003 Stock Incentive Plan.  The options vest and become exercisable in four equal quarterly installments beginning October 15, 2010.  Pursuant to the terms of the agreement, a second option to purchase 500,000 shares of the Company’s common stock under its 2003 Stock Incentive Plan will be granted on July 15, 2011.

The Company entered into a two-year Advisory Board Services Agreement with Sandep Rahi on July 15, 2010.  Mr. Raji receives an advisory fee for $9,000 per quarter.  Upon entering into the agreement, the Company granted Mr. Rahi an initial option to purchase 250,000 shares of the Company’s common stock under its 2003 Stock Incentive Plan.  The options vest and become exercisable in four equal quarterly installments beginning October 15, 2010.  Pursuant to the terms of the agreement, a second option to purchase 500,000 shares of the Company’s common stock under its 2003 Stock Incentive Plan will be granted on July 15, 2011.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

6.	Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	December 31,
	2010	2009
Deferred tax assets:
Federal net operating loss carryforward	$11,972,000	$11,870,000
Other	618,962	487,000
Patent amortization	(12,000)	(76,000)
Deferred tax assets before valuation	12,578,962	12,281,000
Valuation allowance	(12,578,962)	(12,281,000)
Net deferred income tax assets	$—	$—

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

Tax Carryforward

At December 31, 2010, the Company had net operating loss carryforwards of approximately $27,579,000 to reduce United States federal taxable income in future years. These carryforwards expire through 2030.

7.	Geographical Reporting

Revenues attributed to North America include shipments to customers in the United States, Canada and Mexico. Revenues attributed to EMEA include shipments to customers in Europe, Middle East and Africa. Revenues from shipments (including those included in discontinued operations) to customers by geographical region are as follows:

	Year Ended December 31,
	2010	2009
North America	$11,000	$48,000
EMEA
Latin America
Asia Pacific
Other Countries

Total	$11,000	$48,000

None of the Company's consolidated long-lived assets were located outside of the United States.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
8.	Subsequent Events

On January 1, 2011, the Company entered into a consulting agreement with Bristol Capital, LLC whereby Bristol will assist the company in general corporate activities including but not limited to strategic and financial planning, management and business operations, final projections and investor relation materials. As compensation for these services, the Company will issue 5,000,000 shares of common stock of the Company. The term of the agreement is for six months unless terminated or extended in accordance with subsequent agreements between the parties.

On January 1, 2011, the Company entered into a consulting agreement with Piter Korompis whereby Mr. Korompis will assist the company in general corporate activities including but not limited to strategic and financial planning, management and business operations, final projections and investor relation materials. As compensation for these services, the Company will issue 5,000,000 shares of common stock of the Company. The term of the agreement is for six months unless terminated or extended in accordance with subsequent agreements between the parties.

Under the Company's Second Amended and Restated Certificate of Incorporation as currently in effect, the Company is authorized to issue a total of 150,000,000 shares of Common Stock.  As of January 5, 2011, 149,513,815 shares of Common Stock were issued and outstanding.  Accordingly, as of that date, there were only 486,185 shares available for future issuance.   However, as of January 5, 2011, the Company had outstanding options, warrants and convertible debentures that, if exercised or converted would result in the issuance of approximately 419,046,703 additional shares of the Company's Common Stock.  Since the Company does not have sufficient authorized shares to accommodate all of its currently outstanding options, warrants and convertible debentures, it was necessary to increase the authorized number of shares of Common Stock.

On January 5, 2011, the Company's Board of Directors approved an amendment to its Second Amended and Restated Certificate of Incorporation to increase the shares of Common Stock that are authorized for issuance by 450,000,000 shares, bringing the total number of common shares authorized for issuance to 600,000,000.

The approval of the Amendment required the consent of no less than at least a majority of the voting power of the Company.  Theorem Group, LLC owns, in addition to other of our securities, 25,000 shares of Series H Convertible Preferred Stock.  The Certificate of Designation of Preferences, Rights and Limitations of the Series H Convertible Preferred Stock provides that each outstanding share of Series H Convertible Preferred Stock entitles the holder thereof to a number of votes equal to (A) the number of shares of Common Stock that such share of preferred stock could, at such time, be converted into (B) multiplied by 100.  The Series H Convertible Preferred Stock is currently convertible into 2,500,000 shares of Common Stock.  Accordingly, Theorem Group, LLC has the voting power of 250,000,000 shares, which represents more than a majority of voting power of all of the Company's outstanding voting shares.  Theorem Group, LLC approved the Amendment on January 5, 2011 by an action taken by written consent.

The amendment was filed with the Delaware Secretary of State 20 or more calendar days after January 20, 2011, the date the Information Statement was first mailed to the Company's stockholders.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

On February 7, 2011 the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd., pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Bristol Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the Bristol Note, the Company issued Bristol a Series A Warrant to purchase 313,750 shares of common stock of the Company at a per share exercise price of $0.0625, and a Series B Warrant to purchase 313,750 shares of common stock of the Company at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issue.  Bristol may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrants on a cashless basis, we will not receive any proceeds.

On February 7, 2011 the Company entered into a convertible demand promissory note with Net Capital Partners, Inc., pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Net Capital Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the Net Capital Note, the Company issued Net Capital a Series A Warrant to purchase 313,750 shares of common stock of the Company at a per share exercise price of $0.0625, and a Series B Warrant to purchase 313,750 shares of common stock of the Company at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issue.  Net Capital may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Net Capital exercises the Warrants on a cashless basis, we will not receive any proceeds.

On March 1, 2010 the Company signed a term sheet that called for the formation of a joint venture with Engage:BDR to promote, market and sell the Company’s current and planned health and nutrition products.

The company will contribute up to $1,500,000 during the first year. Engage:BDR will provide a full range of online marketing services to the joint venture, including developing brand strategy, the design of all digital media and interfaces, online media planning and buying, leveraging and integrating social media, and customer analysis.

On March 4, 2011 the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd., pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Bristol Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the Bristol Note, the Company issued Bristol a Series A Warrant to purchase 313,750 shares of common stock of the Company at a per share exercise price of $0.0625, and a Series B Warrant to purchase 313,750 shares of common stock of the Company at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issue.  Bristol may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrants on a cashless basis, we will not receive any proceeds.