Form 10-Q
period 2011-03-31
OXIS INTERNATIONAL INC
filed 2011-05-16
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At May 16, 2011, the issuer had outstanding the indicated number of shares of common stock:  191,244,515.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,000	$54,000
Prepaid expenses	95,000	83,000
Total Current Assets	96,000	137,000

Patents, net	41,000	48,000
Total Other Assets	41,000	48,000
TOTAL ASSETS	$137,000	$185,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$856,000	$625,000
Accrued interest	1,505,000	1,439,000
Accrued expenses	1,778,000	414,000
Warrant liability	984,000	1,012,000
Demand notes payable, net of discount of $84,000 and $0	215,000	205,000
Convertible debentures, net of discount of $158,000 and $250,000, current portion	467,000	415,000
Convertible debentures	1,356,000	1,544,000
Total Current Liabilities	7,161,000	5,654,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 170,080,842 and 149,571,976 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	170,000	149,000
Additional paid-in capital	74,821,000	74,474,000
Accumulated deficit	(82,018,000)	(80,095,000)
Total Stockholders’ Deficit	(7,024,000)	(5,469,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$137,000	$185,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenue:
Product revenues	$20,000	$—
License revenues	—	—
TOTAL REVENUE	20,000	—
Cost of Product Revenue	25,000	—
Gross profit (loss)	(5,000)	—
Operating Expenses:
Research and development	21,000	5,000
Selling, general and administrative	1,832,000	925,000
Total operating expenses	1,853,000	930,000
Loss from Operations	(1,858,000)	(930,000)
Interest income		—
Change in value of warrant and derivative liabilities	103,000	(773,000)
Interest expense	(168,000)	(396,000)
Total Other Income (Expense)	(65,000)	(1,169,000)
Loss before provision for income taxes	(1,923,000)	(2,099,000)
Provision for income taxes	—	—
Net loss	(1,923,000)	$(2,099,000)
Loss Per Share, basic and diluted	$(0.01)	$(0.03)
Weighted Average Shares Outstanding, basic and diluted	152,561,121	76,576,885

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2011 (unaudited) and
Year Ended December 31, 2010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2009	121,230	$1,000	67,040,809	$67,000	$71,308,000	$(77,100,000)
Issuance of stock options					149,000
Issuance of Preferred stock Series I	1,666,667	2,000			248,000
Issuance of common stock for services			3,984,723	4,000	674,000
Conversion of debt			75,047,995	75,000	2,075,000
Exercise of warrants			3,398,449	3,000	23,000
Exercise of stock options			100,000		20,000
Deemed dividend					(23,000)
Net loss						(2,995,000)
Balance, December 31, 2010	1,787,897	$3,000	149,571,976	$149,000	$74,474,000	$(80,095,000)
Issuance of stock options					44,000
Issuance of common stock for services			271,366		95,000
Conversion of debt			20,237,500	21,000	208,000
Net loss						(1,923,000)
Balance at March 31, 2011	1,787,897	$3,000	170,080,842	$170,000	$74,821,000	$(82,018,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010

	Three months Ended March 31,
	2011 (unaudited)	2010 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,923,000)	$(2,099,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	7,000	7,000
Stock compensation expense for options and warrants issued to employees and non-employees	44,000	581,000
Issuance of shares for services	97,000	--
Amortization of debt discounts	83,000	314,000
Change in value of warrant and derivative liabilities	(103,000)	747,000
Changes in operating assets and liabilities:
Other assets	(12,000)	--
Accounts payable and accrued expenses	1,660,000	(49,000)
Net cash used in operating activities	(147,000)	(499,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options and warrants	--	46,000
Proceeds of short-term borrowings	94,000	—
Net cash provided by financing activities	94,000	46,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(53,000)	(453,000)
CASH AND CASH EQUIVALENTS - Beginning of period	54,000	1,293,000
CASH AND CASH EQUIVALENTS - End of period	$1,000	$840,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 1 -- The Company and Summary of Significant Accounting Policies

OXIS International, Inc. (collectively, “OXIS” or the “Company”) is engaged in the research, development and sale of products that counteract the harmful effects of “oxidative stress” and inflammation.  Oxidative stress refers to the situations in which the body’s antioxidant and other defensive abilities to combat free radicals (a.k.a. highly reactive species of oxygen and nitrogen) are overwhelmed and normal healthy balance is lost.  The Company’s current finished product and finished product candidates include therapeutic nutraceutical products, cosmeceutical products, functional foods and functional beverages. The Company also possesses intellectual property covering a number of proprietary compounds and formulations that may be out-licensed to biotech and pharmaceutical companies as drug candidates.  The Company’s primary focus currently is on products that incorporate the unique amino acid naturally occurring compound, L-Ergothioneine (“ERGO”), as a key component. Ergothioneine is produced only by microorganisms in soil and is not synthesized by humans, animals or plants.  The Company has spent approximately $75 million in researching and developing ERGO, and now owns a patented process to synthesize commercial quantities of ERGO in a highly stable form that is highly soluble and tasteless, making it suitable for use in combination with other nutraceuticals and botanicals in a wide variety of dietary supplements, functional foods and beverages, and topical anti-aging products including lotions and creams.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc.

The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2010.

The results and trends on these interim condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 may not be representative of those for the full fiscal year or any future periods.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $82,018,000 through March 31, 2011.  On a consolidated basis, the Company had cash and cash equivalents of $1,000 at March 31, 2011. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

The Company granted stock options to purchase 500,000 and 11,034,761 shares of the Company’s common stock to employees and directors during the three months ended March 31, 2011 and 2010, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2010: expected volatility of 12% to 14%; average risk-free interest rate of 1.76% to 2.28%; initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $44,000 and $21,000 for the three months ended March 31, 2011 and 2010, respectively.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the three months ended March 31, 2011 and 2010, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the three months ended March 31, 2011 and 2010, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at March 31, 2011 totaled 429,047,810.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2011.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	984,000	—

Note 2 – Patents

	March 31, 2011	December 31, 2010
Capitalized patent costs	$640,000	$640,000
Accumulated amortization	(599,000)	(592,000)
	$41,000	$48,000

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
March 31, 2011
(UNAUDITED)

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

On April 9, 2008 and April 28, 2008, the Company was sent demand letters from one of the Purchasers, Bristol Investment Fund, Ltd. (“Bristol”) stating that the Company was in default under the Debentures due to lack of payment of required monthly principal installment payments starting in February 1, 2007.  At the time of the April 9, 2008 letter, the Company and Bristol were in active negotiations on a proposed financing transaction which would provide the Company an opportunity to resolve the existing default under the Debentures.  The proposed financing transaction was not accepted by all Purchasers and therefore was not executed.  In the April 28, 2008 letter, Bristol demanded that the Company provide them with a definitive plan of action to resolve the existing default within three business days.  Bristol did not make any specific demands for other costs, expenses or liquidated damages to date.  On May 30, Cranshire Capital, LP (“Cranshire”), another Purchaser, sent a letter to the Company stating that the Company was in default on the Debentures and that Cranshire intended to seek all potential remedies.  In response to the default letters received from Bristol and Cranshire, the Company’s management had communicated its plan to pay all amounts due under the terms of the Debentures upon the sale of its 53% interest in BioCheck, Inc. and its research assay business prior to the maturity date of the Debentures on October 25, 2008 and referenced four non-binding letters of intent that it had received from potential purchasers.  The indications of value contained in the letters of intent would provide, if closed, funds sufficient to pay off the Purchasers and additionally provide cash resources to support a business plan based on its nutraceutical and therapeutic assets. The Company was in active negotiations with the Purchasers aimed at resolving the existing default under the Debentures and avoiding the foreclosure sale.

On June 6, 2008, the Company received notification from Bristol that the collateral held under the Security Agreement would be sold to the highest qualified bidder on Thursday, June 19, 2008, and on June 19, 2008, the Company received a Notice of Disposition of Collateral from Bristol in which Bristol notified the Company that Bristol, acting as the agent for itself and the three other Purchasers, purchased certain assets held as collateral under the security agreement (referred to in this report as the “Security Agreement”).  Bristol purchased 111,025 shares of common stock of BioCheck, Inc., the Company’s majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares of the capital stock of OXIS Therapeutics, Inc., a wholly owned subsidiary of OXIS, for a credit bid of $10,000.  In December 2005, OXIS purchased the 111,025 shares of common stock of BioCheck, Inc. for $3,060,000.  After crediting the aggregate amount of $60,000 to the aggregate amount due under the Debentures, plus fees and charges due through June 19, 2008, Bristol notified the Company that the Company remains obligated to the Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008. As a result of the disposition of the collateral, the Company recorded a net loss aggregating $2,978,000.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

During 2009, Bristol converted $177,900 of the principal amount for 17,790,000 shares of the Company’s common stock.

During 2010, Bristol converted an additional $401,000 of the principal amount for 40,100,000 shares of the Company’s common stock.

In February 2011, Bristol converted an additional $74,000 of the principal amount for 7,400,000 shares of the Company’s common stock.

In March 2011, Bristol converted an additional $114,000 of the principal amount for 11,400,000 shares of the Company’s common stock.

Subsequent to the quarter ended March 31, 2011, Bristol converted an additional $132,000 of the principal amount for 13,200,000 shares of the Company’s common stock.

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

At March 31, 2011 and December 31, 2010, the Company determined the fair value of the warrants was $39,000 and $147,000, respectively.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

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

In March 2011, Investors converted an additional $40,000 of the principal amount for 800,000 shares of the Company’s common stock.

Subsequent to the quarter ended March 31, 2011, Investors converted an additional $20,000 of the principal amount for 400,000 shares of the Company’s common stock.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
March 31, 2011
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
March 31, 2011
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

In partial consideration of the commitment made by Gemini Pharmaceuticals under the Line of Credit, the Company has issued to Gemini, non-callable 5-year warrants to purchase 300,000 additional shares of Common Stock at a share price of $0.12. The warrants contain a cashless exercise provision. The warrants vest as follows: 50% immediately, 25% when the credit line is increased to $500,000, and the remaining 25% when the credit line is increased to $750,000.  At March 31, 2011, there were no borrowings under the agreement.

Joint Venture

On March 1, 2011 the Company signed a term sheet that called for the formation of a joint venture with Engage:BDR to promote, market and sell online the Company’s current and planned health and nutrition products.

The Company will agree to contribute up to $1,500,000 to the joint venture during the first year. Engage:BDR will agree to provide a full range of online marketing services to the joint venture, including developing brand strategy, the design of all digital media and interfaces, online media planning and buying, leveraging and integrating social media, and customer analysis.  At March 31, 2011, the joint venture has not commenced its operations, and no contributions were made by either party pursuant to the agreement.

Note 4 -- Stockholders’ Equity

Common Stock

Under the Company's Second Amended and Restated Certificate of Incorporation previously in effect, the Company was authorized to issue a total of 150,000,000 shares of Common Stock.  As of January 5, 2011, 149,513,815 shares of Common Stock were issued and outstanding.  Accordingly, as of that date, there were only 486,185 shares available for future issuance.   However, as of January 5, 2011, the Company had outstanding options, warrants and convertible debentures that, if exercised or converted would result in the issuance of approximately 419,046,703 additional shares of the Company's Common Stock.  Since the Company did not have sufficient authorized shares to accommodate all of its currently outstanding options, warrants and convertible debentures, it was necessary to increase the authorized number of shares of Common Stock.

On January 5, 2011, the Company's Board of Directors approved an amendment to its Second Amended and Restated Certificate of Incorporation to increase the shares of Common Stock that are authorized for issuance by 450,000,000 shares, bringing the total number of common shares authorized for issuance to 600,000,000.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

The approval of the Amendment required the consent of no less than at least a majority of the voting power of the Company.  Theorem Group, LLC owns, in addition to other of our securities, 25,000 shares of Series H Convertible Preferred Stock.  The Certificate of Designation of Preferences, Rights and Limitations of the Series H Convertible Preferred Stock provides that each outstanding share of Series H Convertible Preferred Stock entitles the holder thereof to a number of votes equal to (A) the number of shares of Common Stock that such share of preferred stock could, at such time, be converted into (B) multiplied by 100.  The Series H Convertible Preferred Stock is currently convertible into 2,500,000 shares of Common Stock.  Accordingly, Theorem Group, LLC has the voting power of 250,000,000 shares, which represents more than a majority of voting power of all of the Company's outstanding voting shares.  Theorem Group, LLC approved the Amendment on January 5, 2011 by an action taken by written consent.  The amendment was filed with the Delaware Secretary of State in February 2011.

During the three months ended March 31, 2011 and 2010, the Company issued a total of 20,237,500 and 8,137,500 shares of common stock, respectively for retirement of debt valued at $229,000 and $80,000, respectively.

During the three months ended March 31, 2011 and 2010 the Company issued a total of 271,366 and 2,125,131 shares of common stock, respectively, for the payment of services aggregating to $95,000 and $561,000, respectively.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through March 31, 2011.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2010	13,934,651	$0.15
Granted	500,000	0.14
Forfeited	15,000	0.69
Exercised	—	—
Outstanding as of March 31, 2011	14,419,651	$0.15

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2010	80,041,252	$0.07
Granted	1,882,500	0.069
Forfeited	—	—
Exercised	—	—
Outstanding as of March 31, 2011	81,923,752	$0.07

Note 6 - Employment and Advisory Agreements Obligations

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

In March 2010, the Company entered into a three-year employment agreement with its chief executive officer.  The agreement renews automatically for successive one year terms unless terminated by either party.  Among other provisions, the agreements provides for a base salary of $180,000, provides for an annual bonus to be determined by the Board of Directors and provides for the granting of options to purchase 6,704,081 shares of the Company’s common stock, exercisable at $0.17 per share.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

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

On January 1, 2011, the Company entered into a consulting agreement with Piter Korompis, whereby Mr. Korompis will assist the company in general corporate activities including but not limited to strategic and financial planning, management and business operations, final projections and investor relation materials. As compensation for these services, the Company will issue 5,000,000 shares of common stock of the Company. The term of the agreement is for six months unless terminated or extended in accordance with subsequent agreements between the parties.

Note 7 – Subsequent Events

On April 4, 2011 the Company entered into a convertible demand promissory note with Net Capital Partners, Inc., pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Net Capital Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

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

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. For a more detailed explanation of such risks, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Such risks, as well as such other risks and uncertainties, are detailed in our SEC reports and filings including a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

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

Overview

OXIS International, Inc. is engaged in the research, development and sale of products that counteract the harmful effects of “oxidative stress” and inflammation.  Oxidative stress refers to the situations in which the body’s antioxidant and other defensive abilities to combat free radicals (a.k.a. highly reactive species of oxygen and nitrogen) are overwhelmed and normal healthy balance is lost.  Our current finished product and finished product candidates include therapeutic nutraceutical products, cosmeceutical products, functional foods and functional beverages. The Company also possesses intellectual property covering a number of proprietary compounds and formulations that may be out-licensed to biotech and pharmaceutical companies as drug candidates.  Our primary focus currently is on products that incorporate the unique amino acid naturally occurring compound, L-Ergothioneine (“ERGO”), as a key component. Ergothioneine is produced only by microorganisms in soil and is not synthesized by humans, animals or plants.  We have spent approximately $75 million in researching and developing ERGO, and now own a patented process to synthesize commercial quantities of ERGO in a highly stable form that is highly soluble and tasteless, making it suitable for use in combination with other nutraceuticals and botanicals in a wide variety of dietary supplements, functional foods and beverages, and topical anti-aging products including lotions and creams.

Recent Developments

Amendment to Certificate of Incorporation

In February 2011, we amended our Second Amended and Restated Certificate of Incorporation to increase the shares of Common Stock that are authorized for issuance by 450,000,000 shares, bringing the total number of common shares authorized for issuance to 600,000,000.

Joint Venture

On March 1, 2011 we signed a term sheet that called for the formation of a joint venture with Engage:BDR to promote, market and sell online our current and planned health and nutrition products.

The formation of the joint venture has not yet been completed, and no operations have yet been conducted under this joint venture.  Under our arrangement with Engage:BDR, we will be required to contribute up to $1,500,000 during the first year, and Engage:BDR will be required to provide a full range of online marketing services to the joint venture, including developing brand strategy, the design of all digital media and interfaces, online media planning and buying, leveraging and integrating social media, and customer analysis.

Results of Operations

Revenues/Cost of Product Revenues

In December 2010, we initiated a direct mail test market for ErgoFlex™, which generated $20,000 of revenues in fiscal 2011 (sales of that product are continuing in 2011). The following table presents the changes in revenues from the first quarter of fiscal 2010 to the first quarter of fiscal 2011:

	Three Months Ended March 31,
	2011	2010	Increase from 2010
Product revenues	$20,000	$0	$20,000

Because we did not actively market any products in the first fiscal quarter of 2010 or during the first quarter of fiscal 2011, we do not believe that the revenue data for those periods is meaningful or an indication of our future operations. Assuming that we are able to raise the capital needed, we plan to actively market our products in 2011 and to release at least one additional consumer product. Our primary marketing activity is expected to be conducted through the Engage:BDR online joint venture.  Therefore, if we are adequately capitalized, revenues for 2011 are expected to significantly increase in 2011 compared to prior years.

The following table presents the changes in cost of product revenues from the first quarter of fiscal 2010 to the first quarter of fiscal 2011:

	Three Months Ended March 31,
	2011	2010	Increase from 2010
Cost of product revenues	$25,000	$0	$25,000

During the first quarter of 2011, we purchased products for the direct market test campaign that we initiated in December 2010 and that has continued into 2011. The cost of products exceeded our product revenues due to the high start-up costs of manufacturing a limited amount of our products for the test marketing initiative.

Research and Development Expenses

During the quarter ended March 31, 2011, we incurred $21,000 in research and development expenses as we continued our efforts to develop nutraceutical products in the field of oxidative stress reduction that we released in late 2010.  We anticipate that research and development expenses will increase in subsequent fiscal quarters as we increase our product research and development activities.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses for the three months ended March 31, 2010 compared to the same period in 2011:

	Three Months Ended March 31,
	2011	2010	Increase from 2010
Selling, general and administrative expenses	$1,832,000	$925,000	$907,000

The increase in selling, general and administrative expenses is primarily attributable to an increase in non-cash compensation expense, an increase in overhead, an increase in independent contractors and an increase in shareholder relations expenses.  In March 2010, we hired a new President and a new Chief Financial Officer.  Accordingly, last year’s three month period did not include the compensation of these new officers for the entire three month period.  In addition, in July 2010, we entered into an advisory agreement with one of our directors.  These additional compensation obligations will increase our cash compensation payment obligations in future periods.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006 as well as in October 2009.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  When we entered into the convertible debentures with the warrants on October 9, 2009, the beneficial conversion feature and the warrants were valued at $2,000,000.  We recognized a (decrease) and an increase in expense of $(103,000) and $773,000 for the three months ended March 31, 2011 and 2010, respectively, as a result of the change in the value of the warrants.

Interest Expense

Interest expense was $168,000 compared to $396,000 for the three months ended March 31, 2011 and 2010, respectively.  The decrease is primarily due to principal reduction of the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.

Net Loss

We had a net loss of $1,923,000 compared to a net loss of $2,099,000 for the three months ended March 31, 2011 and 2010, respectively.  The net loss in the first three months of 2011 was primarily the result of general and administrative expenses of $1,832,000 and interest expense of $168,000 offset by a change in value of warrant and derivative liabilities of $(103,000).  The net loss in the first three months of 2010 was primarily due to selling, general and administrative expenses of $925,000, change in value of warrant and derivative liabilities of $773,000 and interest expense of $396,000 associated with notes payable.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $1,000 at March 31, 2011.  However, we also had $7,161,000 of current liabilities (of which $6,177,000 represented current cash obligations and $984,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of March 31, 2011, we had a working capital deficit of $7,065,000.  In addition, we incurred a net loss of $1,923,000 for the three months ended March 31, 2011 and have an accumulated deficit of $82,018,000 through March 31, 2011.

During 2010 we funded our operating expenses from a $2,000,000 private placement of convertible debentures and warrants that we completed in October 2009.  The securities were sold to certain accredited investors, including Theorem Group, LLC, an affiliate of Mr. Dube, one of our directors.  On November 10, 2010, we also sold 1,666,667 shares of our Series I Convertible Preferred Stock, at a price of $0.15 per share, to Oasis Oxis Investment Group, LLC for $250,000.  The foregoing funds have been depleted, and we need additional capital or increased revenues from our new products to fund our operating expenses.

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

Although we anticipate that our revenues will increase during the 2011 fiscal year as a result of continued sales of our first product that we introduced in late 2010, the introduction of the additional products we plan to commence marketing in 2011, and the new on-line marketing joint venture arrangement we entered into in March 2011 with engage:BDR, it is uncertain whether the funds we derive from our anticipated increased sales will be sufficient in the short term to fund our working deficit or to repay our current liabilities.

Because our revenues from sales of our first product currently are very limited, and because we continue to incur general and administrative cost, we will need additional capital in order to continue operations until, if ever, we are able to achieve positive operating cash flow.  In addition, we will need capital in order to expand our operations and fund the increases in our administrative expenses that we expect will result in 2011 if our business expands as anticipated.  However, other than the Gemini inventory credit facility, we presently have no bank financing or other external sources of liquidity.  Since December 31, 2010, we have been funded through three $25,000 short-term loans provided to use by Bristol Investment Fund, Ltd. and an unaffiliated lender.  These notes are due on demand.  Therefore, in order to obtain the necessary capital we need to fully fund our operating needs, including our obligation to contribute up to $1,500,000 to our new marketing joint venture, we will have raise additional debt or equity funding.  There is no assurance that we will be successful in obtaining additional funding.  Our goal is to obtain additional funding through the sale of debt or equity securities, or possibly through joint ventures or strategic relationships with unaffiliated third parties, or other financing approaches.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.  The downturn in the equity and debt markets for small-cap public companies is expected to make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will not be able to fund our marketing joint venture, which joint venture is expected to be our primary product marketing and sales initiative in 2011, and we may have to curtail our operations or abandon our business plan.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.  Risk Factors

There have been no material changes from the disclosure provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

From January 1, 2011 through March 31, 2011, we issued 20,508,866 shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The foregoing issuances consisted of the following:

•	408,866 shares were issued to a vendor upon conversion of debt (having an aggregate value of $19,000);

•	500,000 shares of common stock were issued to an employee as compensation for services rendered (having an aggregate value of $50,000); and

•	19,600,000 shares were issued to holders upon conversion of $228,000 of the convertible debentures and demand notes.

New Consulting Agreements Obligations

On January 1, 2011, we entered into a consulting agreement with Bristol Capital, LLC whereby Bristol will assist us in general corporate activities including but not limited to strategic and financial planning, management and business operations, final projections and investor relation materials. As compensation for these services, we issued 5,000,000 shares of our common stock. The term of the agreement is for six months unless terminated or extended in accordance with subsequent agreements between the parties.

On January 1, 2011, we entered into a consulting agreement with Piter Korompis, whereby Mr. Korompis will assist us in general corporate activities including but not limited to strategic and financial planning, management and business operations, final projections and investor relation materials. As compensation for these services, we issued 5,000,000 shares of our common stock. The term of the agreement is for six months unless terminated or extended in accordance with subsequent agreements between the parties.

Demand Notes

On February 7, 2011 we entered into a convertible demand promissory note with Bristol Investment Fund, Ltd., pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Bristol Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the Bristol Note, we issued Bristol a Series A Warrant to purchase 313,750 shares of our common stock at a per share exercise price of $0.0625, and a Series B Warrant to purchase 313,750 shares of our common stock at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issue.  Bristol may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrants on a cashless basis, we will not receive any proceeds.

On February 7, 2011 we entered into a convertible demand promissory note with Net Capital Partners, Inc., pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Net Capital Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the Net Capital Note, we issued Net Capital a Series A Warrant to purchase 313,750 shares of our common stock at a per share exercise price of $0.0625, and a Series B Warrant to purchase 313,750 shares of our common stock at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issue.  Net Capital may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Net Capital exercises the Warrants on a cashless basis, we will not receive any proceeds.

On March 4, 2011 we entered into a convertible demand promissory note with Bristol Investment Fund, Ltd., pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Bristol Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the Bristol Note, we issued Bristol a Series A Warrant to purchase 313,750 shares of our common stock at a per share exercise price of $0.0625, and a Series B Warrant to purchase 313,750 shares of our common stock at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issue.  Bristol may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrants on a cashless basis, we will not receive any proceeds.

All of the foregoing securities were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

There have been no material changes from the disclosure provided in Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Oxis International, Inc.

May 16, 2011	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo Chief Executive Officer (Principal Executive Officer)

May 16, 2011	By:	/s/ Michael Handelman
Michael Handelman Chief Financial Officer (Principal Financial and Accounting Officer)