Form 10-Q
period 2011-06-30
OXIS INTERNATIONAL INC
filed 2011-08-22
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At August 15, 2011, the issuer had outstanding the indicated number of shares of common stock:  215,422,616.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,000	$54,000
Prepaid expenses	105,000	83,000
Total Current Assets	194,000	137,000

Patents, net	34,000	48,000
Total Other Assets	34,000	48,000
TOTAL ASSETS	$228,000	$185,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$772,000	$625,000
Accrued interest	1,560,000	1,439,000
Accrued expenses	392,000	414,000
Warrant liability	980,000	1,012,000
Demand notes payable, net of discount of $84,000 and $0	227,000	205,000
Convertible debentures, net of discount of $32,000 and $250,000, current portion	668,000	415,000
Convertible debentures	1,199,000	1,544,000
Total Current Liabilities	5,798,000	5,654,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 209,499,515 and 149,571,976 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	209,000	149,000
Additional paid-in capital	76,898,000	74,474,000
Accumulated deficit	(82,680,000)	(80,095,000)
Total Stockholders’ Deficit	(5,570,000)	(5,469,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$228,000	$185,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Product revenues	1,000	—	21,000	—
License revenues	—	—	—	—
TOTAL REVENUE	1,000	—	21,000	—
Cost of Product Revenue	15,000	—	40,000	—
Gross profit (loss)	(14,000)	—	(19,000)	—
Operating Expenses:
Research and development	28,000	89,000	49,000	94,000
Selling, general and administrative	439,000	297,000	2,271,000	1,222,000
Total operating expenses	467,000	386,000	2,320,000	1,316,000
Loss from Operations	(481,000)	(386,000)	(2,339,000)	(1,316,000)
Change in value of warrant and derivative liabilities	(1,000)	773,000	102,000	—
Interest expense/income	(180,000)	12,000	(348,000)	(384,000)
Total Other Income (Expense)	(181,000)	785,000	(246,000)	(384,000)
Income (loss) before provision for income taxes	(662,000)	399,000	(2,585,000)	(1,700,000)
Provision for income taxes	—	—	—	—
Net income (loss)	(662,000)	$399,000	$(2,585,000)	$(1,700,000)
Earnings (Loss) Per Share, basic and diluted	$0.00	$0.00	$(0.02)	$(0.02)
Weighted Average Shares Outstanding, basic and diluted	182,371,966	102,509,717	167,548,894	87,625,988

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Six Months Ended June 30, 2011 (unaudited) and
Year Ended December 31, 2010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2009	121,230	$1,000	67,040,809	$67,000	$71,308,000	$(77,100,000)
Issuance of stock options					149,000
Issuance of Preferred stock Series I	1,666,667	2,000			248,000
Issuance of common stock for services			3,984,723	4,000	674,000
Conversion of debt			75,047,995	75,000	2,075,000
Exercise of warrants			3,398,449	3,000	23,000
Exercise of stock options			100,000		20,000
Deemed dividend					(23,000)
Net loss						(2,995,000)
Balance, December 31, 2010	1,787,897	$3,000	149,571,976	$149,000	$74,474,000	$(80,095,000)
Issuance of stock options					80,000
Issuance of common stock for services			10,271,366	10,000	1,587,000
Conversion of debt			45,548,860	46,000	757,000
Conversion of warrants			4,107,313	4,000
Net loss						(2,585,000)
Balance at June 30, 2011	1,787,897	$3,000	209,499,515	$209,000	$76,898,000	$(82,680,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010

	Six months Ended June 30,
	2011 (unaudited)	2010 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,585,000)	$(1,700,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	14,000	14,000
Stock compensation expense for options and warrants issued to employees and non-employees	60,000	555,000
Issuance of shares for services	1,597,000	—
Amortization of debt discounts	252,000	218,000
Change in value of warrant and derivative liabilities	(102,000)	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(22,000)	(39,000)
Accounts payable and accrued expenses	246,000	184,000
Net cash used in operating activities	(540,000)	(768,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options and warrants	4,000	46,000
Proceeds from notes payable	621,000	—
Repayment of notes payable	(50,000)	—
Net cash provided by financing activities	575,000	46,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,000	(722,000)
CASH AND CASH EQUIVALENTS - Beginning of period	54,000	1,293,000
CASH AND CASH EQUIVALENTS - End of period	$89,000	$571,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The results and trends on these interim condensed consolidated financial statements for the three months and six months ended June 30, 2011 and 2010 may not be representative of those for the full fiscal year or any future periods.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $82,680,000 through June 30, 2011.  On a consolidated basis, the Company had cash and cash equivalents of $89,000 at June 30, 2011. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
June 30, 2011
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

The Company granted stock options to purchase 1,527,778 and 10,534,761 shares of the Company’s common stock to employees and directors during the six months ended June 30, 2011 and 2010, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2011: expected volatility of 12% to 14%; average risk-free interest rate of 1.76% to 2.28%; initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $60,000 and $62,000 for the six months ended June 30, 2011 and 2010, respectively.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the six months ended June 30, 2011 and 2010, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at June 30, 2011 totaled 399,733,770.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position or results of operations.

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2011.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	980,000	—

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)
Note 2 – Patents

	June 30, 2011	December 31, 2010
Capitalized patent costs	$640,000	$640,000
Accumulated amortization	(606,000)	(592,000)
	$34,000	$48,000

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
June 30, 2011
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
June 30, 2011
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

In April 2011, Bristol converted an additional $60,000 of the principal amount for 6,000,000 shares of the Company’s common stock.

In May 2011, Bristol converted an additional $97,000 of the principal amount for 9,700,000 shares of the Company’s common stock.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
June 30, 2011
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

In April 2011, Investors converted $350,000 of the principal amount for 7,000,000 shares of the Company’s common stock.

In June 2011, Investors converted $20,000 of the principal amount for 400,000 shares of the Company’s common stock.

On June 1, 2011, the Company entered into a financing arrangement with several accredited investors (the “June 2011 Investors”), pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $500,000 (the “June 2011 Financing”).  In connection with the June 2011 Financing, the Company issued the following securities to the June 2011 Investors:

•	12% Convertible Debentures in the principal amount of $500,000 due April 15, 2012, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.10 per share; and
•
Warrants to purchase 5,000,000 of shares of the Company’s common stock.  The warrants are exercisable, on a cash or cashless basis, for up to two years from the date of issue at a per share exercise price equal to $0.15.

The Debentures and the Warrants are collectively referred to herein as the “June 2011 Securities”.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
June 30, 2011
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
June 30, 2011
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
June 30, 2011
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

In partial consideration of the commitment made by Gemini Pharmaceuticals under the Line of Credit, the Company has issued to Gemini, non-callable 5-year warrants to purchase 300,000 additional shares of Common Stock at a share price of $0.12. The warrants contain a cashless exercise provision. The warrants vest as follows: 50% immediately, 25% when the credit line is increased to $500,000, and the remaining 25% when the credit line is increased to $750,000.  At June 30, 2011, there were no borrowings under the agreement.

Joint Ventures

On March 1, 2011 the Company signed a term sheet that called for the formation of a joint venture with Engage:BDR to promote, market and sell online the Company’s current and planned health and nutrition products.

The Company will agree to contribute up to $1,500,000 to the joint venture during the first year. Engage:BDR will agree to provide a full range of online marketing services to the joint venture, including developing brand strategy, the design of all digital media and interfaces, online media planning and buying, leveraging and integrating social media, and customer analysis.  At June 30, 2011, the joint venture has not commenced its operations, and no contributions were made by either party pursuant to the agreement.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

On June 29, 2011 the Company entered into a Joint Venture Agreement with John E. Repine, M.D.  Under the terms of the Joint Venture Agreement, OXIS and Dr. Repine formed a Delaware limited liability company, Ergo ARDS, LLC (Ergo ARDS), in which OXIS holds a 60% membership interest and Dr. Repine holds a 40% membership interest.  Ergo ARDS, LLC was formed to develop, acquire and market dietary supplements, cosmeceutical products, nutraceutical products, medical foods and pharmaceuticals using L-Ergothioneine for treating, diagnosing and preventing acute respiratory distress syndrome and other lung disorders (ARDS).

Concurrently with the execution of the Joint Venture Agreement, Dr. Repine assigned his interest in the patent applications relating to the use of Ergo in treating ARDS to Ergo ARDS.  In consideration for the assigned interest, Dr. Repine was issued a 40% membership interest in Ergo ARDS.

OXIS will be responsible for supplying Ergo to Ergo ARDS at no cost in connection with Ergo ARDS’ animal studies. OXIS will also pay all patent prosecution and maintenance costs relating to the assigned intellectual property.

Ergo ARDS is required to make payments to Dr. Repine upon the achievement of certain milestones by Ergo ARDS.  Any future payments to Dr. Repine shall be made based on the achievement of following milestones:

•	Ergo ARDS shall pay the following cash amounts to Dr. Repine upon the attainment of the following milestones:

(i)	Licensing the Assigned IP to a pharmaceutical company -- $1,000,000;
(ii)	Completion of Phase I Clinical Trial -- $250,000;
(iii)	Completion of Phase II Clinical Trial -- $1,000,000;
(iv)	Completion of pivotal Phase III Clinical Trial -- $1,500,000; and
(v)	Receipt of FDA Marketing approval -- $3,000,000
•	Ergo ARDS shall pay the following cash amounts to Dr. Repine upon the attainment of the following milestones:

(i)	Licensing the Assigned IP to, or entering into a distribution agreement with, a nutraceutical or similar company -- $100,000; and
(ii)	Gross sales of products utilizing Ergo in the Field – 5% of annual gross sales by the Company or any licensee or distributor (including Oxis).

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Following the successful completion of the animal studies, OXIS and Dr. Repine will make a joint decision to commence human clinical trials. If the parties do not agree to proceed, the Joint Venture Agreement will terminate and the intellectual property belonging to Ergo ARDS will be assigned to the party that elected to proceed.  In the event both parties agree to not proceed, Ergo ARDS will continue to hold the intellectual property.  If the parties agree to proceed, OXIS will use its best efforts to raise $3 million for Ergo ARDS.  Once the $3 million in funds have been successfully raised by OXIS, OXIS will no longer be responsible for paying Ergo ARDS’ operating costs, including costs related to Ergo ARDS’ intellectual property.

Ergo ARDS will be managed by Dr. Repine as Manager, Chief Executive Officer and Treasurer. Ergo ARDS will also have a board of five members, consisting of Dr. Repine and a designee of Dr. Repine, and three designees of OXIS.

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

During the six months ended June 30, 2011 and 2010, the Company issued a total of 55,548,860 and 46,163,560 shares of common stock, respectively for retirement of debt valued at $2,248,000 and $1,329,000, respectively.

During the six months ended June 30, 2011 and 2010 the Company issued a total of 271,366 and 2,194,048 shares of common stock, respectively, for the payment of services aggregating to $95,000 and $492,000, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through June 30, 2011.

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
June 30, 2011
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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2010	13,934,651	$0.15
Granted	1,527,778	0.11
Forfeited	15,000	0.69
Exercised	—	—
Outstanding as of June 30, 2011	15,447,429	$0.11

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2010	80,041,252	$0.07
Granted	6,882,500	0.13
Forfeited	4,042,687	0.07
Exercised	3,607,313	0.07
Outstanding as of June 30, 2011	79,273,752	$0.08

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

In March 2010, the Company entered into a one year advisory agreement with a director in connection with his services as the corporate secretary and participation on the Company’s Board of Directors.  The agreement renewed automatically for additional one year periods and terminated upon the resignation or disability of the director from the Board of Directors.  The Company could terminate his services as corporate secretary at any time with 10 days written notice.  Among other provisions, the agreement provided for an initial monthly advisory fee of $5,250 and options to purchase 1,110,227 shares of the company common stock at an exercise price $0.17 per share.  The options vested in eight equal quarterly installments.  The advisor was also entitled to an additional option to purchase 1,110,227 shares of the Company’s common stock after one year if the agreement had not been terminated.  The advisor resigned from the Board of Directors on July 14, 2010.

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

Anthony Cataldo was this Company’s Chief Executive Officer and Chairman of the Board of Directors from March 29, 2010 until June 1, 2011.  Mr. Cataldo resigned as the Company’s Chief Executive Officer effective June 1, 2011, but remained as Chairman of the Board of Directors.  In connection with his resignation as CEO, the Company agreed to pay Mr. Cataldo a monthly salary of $15,000.00, payable as follows: (1) in June 2011, Mr. Cataldo was entitled to be paid cash compensation of $10,000 and 100,000 restricted shares of Common Stock which were valued at $0.05 per share, (2) in July and August 2011, Mr. Cataldo is entitled to be paid cash compensation of $5,000 and to receive 200,000 unregistered shares of Common Stock, and (3) beginning in September 2011, he shall be entitled to 300,000 unregistered shares of Common Stock.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Effective January 1, 2011, the Company entered into a consulting agreement with Piter Korompis, whereby Mr. Korompis will assist the Company in general corporate activities including but not limited to strategic and financial planning, management and business operations, final projections and investor relation materials. As compensation for these services, the Company will issue 5,000,000 shares of common stock of the Company. The term of the agreement is for 12 months unless terminated or extended in accordance with subsequent agreements between the parties.

In connection with a joint venture agreement, the Company entered into a consulting agreement with John E. Repine, M.D. on June 28, 2011, whereby Dr. Repine will provide advisory services to OXIS and Ergo ARDS and serve as Ergo ARDS’ Chief Executive Officer.  OXIS’ payments to Dr. Repine under the consulting agreement will be made in shares of OXIS common stock. OXIS agreed to issue shares of Common Stock to Dr. Repine as follows:

•	On July 6, 2011 OXIS issued to Dr. Repine 2,777,778 shares of common stock (valued at $250,000) for various services relating to the terms of the consulting agreement;

•
OXIS agreed to issue to Dr. Repine additional shares of common stock valued at $50,000 upon completion of the first animal study and Dr. Repine’s delivery to Ergo ARDS of a summary presentation of the findings of the study; and

•
OXIS agreed to issue Dr. Repine additional shares of common stock valued at $100,000 upon the completion of such second animal study and Dr. Repine’s delivery to Ergo ARDS of a summary presentation of the findings of the study.

If the value of these shares decreases at the end of the 6-month period following the date of issuance of such shares, OXIS will be obligated to issue additional shares of common stock to Dr. Repine so that the market value of the shares previously issued to Dr. Repine on that date will equal to $250,000, $50,000 or $100,000, as the case may be.

Note 7 – Subsequent Events

Effective July, 1, 2011 the OXIS Board of Directors adopted a new compensation plan pursuant to which it agreed to pay each member of its Board of Directors an annual base fee of $30,000 for serving as a director, plus $1,250 per month for serving on as the chairperson of any committee of the Board, plus $500 per month for serving as a member of any committee of the Board.  The annual base fee is paid in equal quarterly installments.  In addition, as part of the Board’s new compensation package, Messrs. Hoog, Eaton and Saloff shall also receive a non-qualified stock option to purchase $70,000 worth ($70,000 divided by the stock price on the date of grant) of  shares of Common Stock.

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

Joint Ventures

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

On June 29, 2011 we entered into a Joint Venture Agreement with John E. Repine, M.D., pursuant to which Dr. Repine assigned his interest in the patent applications relating to the use of Ergo in treating acute respiratory distress syndrome and other lung disorders (“ARDS”) to Ergo ARDS, LLC (the “Ergo LLC”), a Delaware limited liability company formed pursuant to the terms of the Joint Venture Agreement. We hold a 60% membership interest and Dr. Repine holds a 40% membership interest in the Ergo LLC.  The Ergo LLC was formed to develop, acquire and market dietary supplements, cosmeceutical products, nutraceutical products, medical foods and pharmaceuticals using L-Ergothioneine for treating, diagnosing and preventing ARDS.. Ergo LLC is required to make payments to Dr. Repine upon achievement of certain milestones. Ergo LLC will be managed by Dr. Repine as Manager, Chief Executive Officer and Treasurer, and will have a board of five members, consisting of Dr. Repine, a designee of Dr. Repine, and three designees of OXIS.

Changes in Officers and Directors

Anthony Cataldo was our Chief Executive Officer and Chairman of the Board of Directors from March 29, 2010 until June 1, 2011.  Mr. Cataldo resigned as Chief Executive Officer effective June 1, 2011, but remained as Chairman of the Board of Directors.

On June 27, 2011, Kenneth Eaton was appointed to our Board of Directors.

On June 30, 2011, David Saloff was appointed to our Board of Directors.

Results of Operations

Revenues/Cost of Product Revenues

In December 2010, we initiated a direct mail test market for ErgoFlex™, which generated $21,000 of revenues in fiscal 2011 (mostly in the first quarter of 2011). The following table presents the changes in revenues from 2010 to 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase from 2010	2011	2010	Increase from 2010
Product revenues	$1,000	$0	$1,000	$21,000	$0	$21,000

Because we did not actively market any products in the first fiscal half of 2010 or 2011, we do not believe that the revenue data for those periods is meaningful or an indication of our future operations. Assuming that we are able to raise the capital needed, we plan to actively market our products in 2011 and to release at least one additional consumer product. Our primary marketing activity is expected to be conducted through the Engage:BDR online joint venture.  Therefore, if we are adequately capitalized, revenues for 2011 are expected to significantly increase in 2011 compared to prior years.

The following table presents the changes in cost of product revenues from 2010 to 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase from 2010	2011	2010	Increase from 2010
Cost of product revenues	$15,000	$0	$15,000	$40,000	$0	$40,000

During the six months ended June 30, 2011, we purchased products for the direct market test campaign that we initiated in December 2010 and that has continued into 2011.   The cost of products exceeded our product revenues due to the high start-up costs of manufacturing a limited amount of our products for the test marketing initiative.

Research and Development Expenses

During the six months ended June 30, 2011, we incurred $49,000 in research and development expenses as we continued our efforts to develop nutraceutical products in the field of oxidative stress reduction that we released in late 2010.  We anticipate that research and development expenses will increase in subsequent fiscal quarters as we increase our product research and development activities.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2010 to 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase from 2010	2011	2010	Increase from 2010
Selling, general and administrative expenses	$439,000	$297,000	$142,000	$2,271,000	$1,222,000	$1,049,000

The increase in selling, general and administrative expenses is primarily attributable to an increase in non-cash compensation expense, an increase in overhead, an increase in independent contractors and an increase in shareholder relations expenses.  In March 2010, we hired a new President and a new Chief Financial Officer.  Accordingly, last year’s six month period did not include the compensation of these new officers for the entire six month period.  These additional compensation obligations will increase our cash compensation payment obligations in future periods.  In fiscal 2011 we incurred non-cash compensation expense of $1,597,000 for services rendered.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006, October 2009 and June 2011.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  When we entered into the convertible debentures with the warrants on October 9, 2009, the beneficial conversion feature and the warrants were valued at $2,000,000.  We recognized an increase in expense of $(1,000) and $773,000 compared to $102,000 and $0 for the three months and six months ended June 30, 2011 and 2010, respectively.

Interest Expense (Income)

Interest expense was $348,000 and $180,000 compared to $384,000 and $(12,000) for the three months and six months ended June 30, 2011 and 2010, respectively.  The decrease is primarily due to a decrease in the non-cash amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.

Net Loss

We had a net loss of $662,000 and $2,585,000, compared to a net income of $399,000 and net loss of $1,700,000 for the three months and six months ended June 30, 2011 and 2010, respectively. The net loss in the first six months of 2011 was primarily the result of general and administrative expenses of $2,271,000 and interest expense of $348,000, which expenses were partially offset by a change in value of warrant and derivative liabilities of $102,000.  The net loss in the first six months of 2010 primarily consisted of selling, general and administrative expenses of $1,222,000 and interest expense of $384,000 associated with notes payable.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $89,000 at June 30, 2011.  However, we also had $5,798,000 of current liabilities (of which $4,818,000 represented current cash obligations and $980,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of June 30, 2011, we had a working capital deficit of $5,570,000.  In addition, we incurred a net loss of $2,585,000 for the six months ended June 30, 2011 and have an accumulated deficit of $82,680,000 through June 30, 2011.

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

In order to fund our purchases of product inventory, on October 13, 2010 we obtained a revolving line of credit of up to $750,000 from Gemini Pharmaceuticals, Inc., which credit facility can only be used for nutraceutical product and inventory purchases from Gemini.  The amount of advances available to us under the credit facility is tiered, starting at $250,000, and upon us meeting certain milestones, will be increased to $500,000, and then $750,000.

Although we anticipate that our revenues will increase during the 2011 fiscal year as a result of sales of our first product that we test marketed in late 2010, the introduction of this and other additional products we plan to commence marketing in 2011, and the new on-line marketing joint venture arrangement we entered into in March 2011 with engage:BDR, it is uncertain whether the funds we derive from our anticipated increased sales will be sufficient in the short term to fund our working deficit or to repay our current liabilities.

We currently do not have sufficient cash or other current assets to fund out short-term working capital requirements.  In addition, because our revenues from sales of our first product are very limited, and because we continue to incur general and administrative cost, we will need to obtain additional capital in the near term in order to continue operations.  Furthermore, we will need capital in order to expand our operations and fund the increases in our administrative expenses that we expect will result in 2011 if our business develops as anticipated.  However, other than the Gemini inventory credit facility, we presently have no bank financing or other external sources of liquidity.  Since December 31, 2010, we have been funded through four $25,000 short-term loans provided by Bristol Investment Fund, Ltd. and an unaffiliated lender.  These notes are due on demand.  On June 1, 2011, we entered into a financing arrangement with several accredited investors in consideration of a maximum aggregate purchase price of $500,000. In order to obtain the necessary capital we need to fully fund our operating needs, including our obligation to contribute up to $1,500,000 to our new marketing joint venture, and to make capital contributions to our new Ergo ARDS, LLC  joint venture, we will have raise additional debt or equity funding.  There is no assurance that we will be successful in obtaining additional funding.  Our inability to obtain additional funding will prevent our ability to conduct our business in accordance with our business plan.  If we are unable to obtain additional funding, we will not be able to fund our obligations under these joint ventures and the other business activities that we currently plan to undertake.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

During the three-month period ended June 30, 2011, we issued 39,418,673 shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were not previously reported in a Current Report on Form 8-K.  The foregoing issuances consisted of the following:

During the three-month period ended June 30, 2011, we issued 39,418,673 shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were not previously reported in a Current Report on Form 8-K.  The foregoing issuances consisted of the following:

•	10,000,000 shares of Common Stock were issued to a consultant as compensation for services rendered to the Company (having an aggregate value of $1,500,000);

•	4,107,313 shares were issued to holders upon exercise of warrants (having an aggregate value of $4,107); and

•	25,311,360 shares were issued to holders upon conversion of $780,100 of convertible debentures and demand notes.

On April 4, 2011 we issued a convertible demand promissory note to Net Capital Partners, Inc. (“Net Capital”), in the principal amount of $31,375 of convertible demand promissory notes for a purchase price of $25,000.  The convertible demand promissory note will be convertible at the option of the holder at any time into shares of common stock, at a conversion price of $0.05 per share. We also issued to Net Capital a Series A Warrant to purchase 313,750 shares of Common Stock at a per share exercise price of $0.0625, and a Series B Warrant to purchase 313,750 shares of Common Stock at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issuance.  Net Capital may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Net Capital exercises the Warrants on a cashless basis, we will not receive any proceeds.

All of the foregoing were effected without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder.  The purchasers were accredited investors, no general soliciation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

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

OXIS International, Inc.

August 22, 2011	By:	/s/ Bernard Landes
Bernard Landes President (Principal Executive Officer)

August 22, 2011	By:	/s/ Michael Handelman
Michael Handelman Chief Financial Officer (Principal Financial and Accounting Officer)