Form 10-Q
period 2011-09-30
OXIS INTERNATIONAL INC
filed 2011-11-21
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At November 21, 2011, the issuer had outstanding the indicated number of shares of common stock:  238,622,616.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$0	$54,000
Prepaid expenses	343,000	83,000
Total Current Assets	343,000	137,000
Patents, net	28,000	48,000
Total Other Assets	28,000	48,000
TOTAL ASSETS	$371,000	$185,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$974,000	$625,000
Accrued interest	1,614,000	1,439,000
Accrued expenses	557,000	414,000
Warrant liability	290,000	1,012,000
Demand notes payable, net of discount of $53,000 and $0	198,000	205,000
Convertible debentures, net of discount of $0 and $250,000, current portion	505,000	415,000
Convertible debentures	1,139,000	1,544,000
Total Current Liabilities	5,277,000	5,654,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 238,622,616 and 149,571,976 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	239,000	149,000
Additional paid-in capital	77,509,000	74,474,000
Accumulated deficit	(82,657,000)	(80,095,000)
Total Stockholders’ Deficit	(4,906,000)	(5,469,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$371,000	$185,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Product revenues	$2,000	—	$23,000	—
License revenues	—	—	—	—
TOTAL REVENUE	2,000	—	23,000	—
Cost of Product Revenue	8,000	—	48,000	—
Gross profit (loss)	(6,000)	—	(25,000)	—
Operating Expenses:
Research and development	—	66,000	49,000	160,000
Selling, general and administrative	535,000	588,000	2,806,000	1,810,000
Total operating expenses	535,000	654,000	2,855,000	1,970,000
Loss from Operations	(541,000)	(654,000)	(2,880,000)	(1,970,000)
Change in value of warrant and derivative liabilities	681,000	44,000	783,000	59,000
Interest expense/income	(117,000)	(23,000)	(465,000)	(422,000)
Total Other Income (Expense)	564,000	21,000	318,000	(363,000)
Income (loss) before provision for income taxes	23,000	(633,000)	(2,562,000)	(2,333,000)
Provision for income taxes	—	—	—	—
Net income (loss)	$23,000	$(633,000)	$(2,562,000)	$(2,333,000)
Earnings (Loss) Per Share, basic and diluted	$0.00	$0.01	$(0.01)	$(0.02)
Weighted Average Shares Outstanding, basic and diluted	213,511,550	124,506,306	183,038,141	100,054,520

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Nine Months Ended September 30, 2011 (unaudited) and
Year Ended December 31, 2010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2009	121,230	$1,000	67,040,809	$67,000	$71,308,000	$(77,100,000)
Issuance of stock options					149,000
Issuance of Preferred stock Series I	1,666,667	2,000			248,000
Issuance of common stock for services			3,984,723	4,000	674,000
Conversion of debt			75,047,995	75,000	2,075,000
Exercise of warrants			3,398,449	3,000	23,000
Exercise of stock options			100,000		20,000
Deemed dividend					(23,000)
Net loss						(2,995,000)
Balance, December 31, 2010	1,787,897	$3,000	149,571,976	$149,000	$74,474,000	$(80,095,000)
Issuance of stock options					126,000
Issuance of common stock for services			10,271,366	11,000	1,587,000
Conversion of debt			61,831,683	62,000	1,082,000
Exercise of warrants			14,169,813	14,000
Issuance of common stock for joint venture			2,777,778	3,000	240,000

Net loss						(2,562,000)
Balance at September 30, 2011	1,787,897	$3,000	238,622,616	$239,000	$77,509,000	$(82,657,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010

	Nine months Ended September 30,
	2011 (unaudited)	2010 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,562,000)	$(2,333,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	20,000	21,000
Stock compensation expense for options and warrants issued to employees and non-employees	126,000	569,000
Issuance of shares for services	1,597,000	—
Amortization of debt discounts	306,000	369,000
Change in value of warrant and derivative liabilities	(783,000)	59,000
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(10,000)	(78,000)
Accounts payable and accrued expenses	667,000	235,000
Net cash used in operating activities	(639,000)	(1,158,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options and warrants	14,000	46,000
Proceeds from notes payable	621,000	—
Repayment of notes payable	(50,000)	—
Net cash provided by financing activities	585,000	46,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,000)	(1,112,000)
CASH AND CASH EQUIVALENTS - Beginning of period	54,000	1,293,000
CASH AND CASH EQUIVALENTS - End of period	$—	$181,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The results and trends on these interim condensed consolidated financial statements for the three months and nine months ended September 30, 2011 and 2010 may not be representative of those for the full fiscal year or any future periods.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $82,657,000 through September 30, 2011.  On a consolidated basis, the Company had cash and cash equivalents of $0 at September 30, 2011. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
September 30, 2011
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

The Company granted stock options to purchase 2,066,491 and 12,284,761 shares of the Company’s common stock to employees and directors during the nine months ended September 30, 2011 and 2010, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2011: expected volatility of 12% to 16%; average risk-free interest rate of 1.76% to 2.28%; initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $126,000 and $110,000 for the nine months ended September 30, 2011 and 2010, respectively.

Stock Based Compensation to Other than Employees

Effective July, 1, 2011 the Company’s Board of Directors adopted a new compensation plan pursuant to which it agreed to pay each member of its Board of Directors an annual base fee of $30,000 for serving as a director, plus $1,250 per month for serving on as the chairperson of any committee of the Board, plus $500 per month for serving as a member of any committee of the Board.  The annual base fee is paid in equal quarterly installments.  In addition, as part of the Board’s new compensation package, Messrs. Hoog, Eaton and Saloff shall also receive a non-qualified stock option to purchase $70,000 worth ($70,000 divided by the stock price on the date of grant) of  shares of Common Stock.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the nine months ended September 30, 2011 and 2010, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at September 30, 2011 totaled 399,733,770.

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2011.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	290,000	—

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

Note 2 – Patents

	September 30, 2011	December 31, 2010
Capitalized patent costs	$640,000	$640,000
Accumulated amortization	(612,000)	(592,000)
	$28,000	$48,000

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
September 30, 2011
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
September 30, 2011
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

In September 2011, Bristol converted an additional $60,000 of the principal amount for 6,000,000 shares of the Company’s common stock.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
September 30, 2011
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

In September 2011, Investors converted $200,000 of the principal amount for 4,000,000 shares of the Company’s common stock.

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
September 30, 2011
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
September 30, 2011
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
September 30, 2011
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
September 30, 2011
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

In September 2011, Investors converted $60,240 of the principal amount for 6,024,000 shares of the Company’s common stock.

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

In partial consideration of the commitment made by Gemini Pharmaceuticals under the Line of Credit, the Company has issued to Gemini, non-callable 5-year warrants to purchase 300,000 additional shares of Common Stock at a share price of $0.12. The warrants contain a cashless exercise provision. The warrants vest as follows: 50% immediately, 25% when the credit line is increased to $500,000, and the remaining 25% when the credit line is increased to $750,000.  At September 30, 2011, there were no borrowings under the agreement.

Joint Ventures

On March 1, 2011 the Company signed a term sheet that called for the formation of a joint venture with Engage:BDR to promote, market and sell online the Company’s current and planned health and nutrition products.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

The Company will agree to contribute up to $1,500,000 to the joint venture during the first year. Engage:BDR will agree to provide a full range of online marketing services to the joint venture, including developing brand strategy, the design of all digital media and interfaces, online media planning and buying, leveraging and integrating social media, and customer analysis.  At September 30, 2011, the joint venture has not commenced its operations, and no contributions were made by either party pursuant to the agreement.

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
September 30, 2011
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

During the nine months ended September 30, 2011 and 2010, the Company issued a total of 61,831,683 and 70,147,995 shares of common stock, respectively for retirement of debt valued at $1,144,000 and $2,177,000, respectively.

During the nine months ended September 30, 2011 and 2010 the Company issued a total of 10,271,366 and 2,194,048 shares of common stock, respectively, for the payment of services aggregating to $1,598,000   and $507,000, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through September 30, 2011.

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
September 30, 2011
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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2010	13,934,651	$0.15
Granted	2,066,491	0.09
Forfeited	15,000	0.69
Exercised	—	—
Outstanding as of September 30, 2011	15,986,142	$0.11

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2010	80,041,252	$0.07
Granted	6,882,500	0.13
Forfeited	4,316,636	0.07
Exercised	13,783,364	0.03
Outstanding as of September 30, 2011	68,823,752	$0.09

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
September 30, 2011
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
September 30, 2011
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

On August 29, 2011, David Saloff was appointed by the Board of Directors to serve as the Company’s Chief Executive Officer through March 31, 2012.  Mr. Saloff is also a director of the Company.  After March 31, 2012, Mr. Saloff will continue to serve as the Company’s Chief Executive Officer until and unless the employment is terminated by either the Company or Mr. Saloff upon 60 days’ notice.   However, if the Company obtains debt or equity financing of at least $2 million in the aggregate after the date of his appointment (the “Funding”), the term of Mr. Saloff’s employment will be extended for an additional three years.

Prior to the Funding, Mr. Saloff will receive a base salary of $15,000 per month, and will receive a bonus of $90,000 upon the completion of the Funding.  In connection with this employment, Mr. Saloff was granted an option to purchase up to 538,713 shares of the Company’s common stock which vests quarterly over a period of one year following the date of grant, at an exercise price of $0.0535 per share, the last trading price on the date of grant.  The option expires after ten years.

If the Funding is obtained, commencing on the date of the Funding, the Original Term will be extended for an additional three years, and Mr. Saloff’s base salary will increase to $18,000 per month.  Upon achieving certain milestones to be established by the Company’s Board of Directors, Mr. Saloff may receive a year-end bonus up to 100% of his annual base salary, $216,000.  In addition, if the Funding is obtained, the Company will grant Mr. Saloff an additional option to purchase the number of shares of Common Stock equal to 7.5% of the total shares of Common Stock outstanding immediately prior to the Funding.  The option will have an exercise price equal to the closing trading price on the date of the Funding.  This option will vest over a period of three years following the date of the grant and will have a ten year term.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

Note 7 – Subsequent Events

On October 25, 2011, Anthony Cataldo resigned as the Company’s Chairman of the Board, and Michael Handelman resigned as the Company’s Chief Financial Officer.  Mr. Cataldo and Mr. Handelman currently serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Genesis Biopharma, Inc., a public biopharmaceutical company that recently acquired substantial operating assets.  Mr. Cataldo and Mr. Handelman informed the Company that they resigned in order to spend their full time dedicated to the operations of Genesis Biopharma, Inc.

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

Recent Developments

Changes in Officers and Directors

On August 29, 2011, David Saloff was appointed to serve as our Chief Executive Officer through March 31, 2012.  Mr. Saloff is also serves on our Board of Directors.  After March 31, 2012, Mr. Saloff will continue to serve as our Chief Executive Officer until and unless the employment is terminated by either the Company or Mr. Saloff upon 60 days’ notice.   However, if we obtain debt or equity financing of at least $2 million in the aggregate after the date of his appointment, the term of Mr. Saloff’s employment will be extended for an additional three years.

Results of Operations

Revenues/Cost of Product Revenues

In December 2010, we initiated a direct mail test market for ErgoFlex™, which generated $23,000 of revenues in fiscal 2011 (mostly in the first quarter of 2011). The following table presents the changes in revenues from 2010 to 2011:

	Three Months Ended September 30,			Nine Months September September 30,
	2011	2010	Increase from 2010	2011	2010	Increase from 2010
Product revenues	$2,000	$0	$2,000	$23,000	$0	$23,000

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

The following table presents the changes in cost of product revenues from 2010 to 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase from 2010	2011	2010	Increase from 2010
Cost of product revenues	$8,000	$0	$8,000	$48,000	$0	$48,000

During the nine months ended September 30, 2011, we purchased products for the direct market test campaign that we initiated in December 2010 and that has continued into 2011.   The cost of products exceeded our product revenues due to the high start-up costs of manufacturing a limited amount of our products for the test marketing initiative.

Research and Development Expenses

During the nine months ended September 30, 2011, we incurred $49,000 in research and development expenses as we continued our efforts to develop nutraceutical products in the field of oxidative stress reduction that we released in late 2010.  We anticipate that research and development expenses will increase in subsequent fiscal quarters as we increase our product research and development activities.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2010 to 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase from 2010	2011	2010	Increase from 2010
Selling, general and administrative expenses	$535,000	$588,000	$(53,000)	$2,806,000	$1,811,000	$995,000

The increase in selling, general and administrative expenses is primarily attributable to an increase in non-cash compensation expense, an increase in overhead, an increase in independent contractors and an increase in shareholder relations expenses.  In March 2010, we hired a new President and a new Chief Financial Officer.  Accordingly, last year’s nine month period did not include the compensation of these new officers for the entire nine month period.  These additional compensation obligations will increase our cash compensation payment obligations in future periods. In fiscal 2011, we incurred non-cash compensation expense of $126,000 for services rendered.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006, October 2009 and June 2011.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  When we entered into the convertible debentures with the warrants on October 9, 2009, the beneficial conversion feature and the warrants were valued at $2,000,000.  We recognized a decrease in expense of $(681,000) and $(44,000) compared to $(783,000) and $(59,000) for the three months and nine months ended September 30, 2011 and 2010, respectively.

Interest Expense

Interest expense was $117,000 and $465,000 compared to $23,000 and $422,000 for the three months and nine months ended September 30, 2011 and 2010, respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures as well as penalty interest associated with the delinquent payment of the issued debentures.

Net Loss

We had a net (income) loss of $(23,000) and $633,000, compared to a $2,562,000 and $2,333,000 for the three months and nine months ended September 30, 2011 and 2010, respectively. The net loss in the first nine months of 2011 was primarily the result of general and administrative expenses of $2,806,000 and interest expense of $465,000, which expenses were partially offset by a change in value of warrant and derivative liabilities of $783,000.  The net loss in the first nine months of 2010 primarily consisted of selling, general and administrative expenses of $1,811,000 and interest expense of $422,000 associated with notes payable.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $0 at September 30, 2011.  However, we also had $5,277,000 of current liabilities (of which $4,987,000 represented current cash obligations and $290,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of September 30, 2011, we had a working capital deficit of $4,934,000.  In addition, we incurred a net loss of $2,562,000 for the nine months ended September 30, 2011 and have an accumulated deficit of $82,657,000 through September 30, 2011.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

During the three-month period ended September 30, 2011, we issued 29,123,101 shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were not previously reported in a Current Report on Form 8-K.  The foregoing issuances consisted of the following:

•	2,777,778 shares of Common Stock were issued as compensation an investment in a Joint Venture (having an aggregate value of $250,000

•	10,062,500 shares were issued to holders upon exercise of warrants (having an aggregate value of $10,063; and

•	16,024,000 shares were issued to holders upon conversion of $320,240 of convertible debentures and demand notes.

All of the foregoing were effected without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under.  The purchasers were accredited investors, no general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

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

OXIS International, Inc.

November 21, 2011	By:	/s/ David Saloff
David Saloff Chief Executive Officer (Principal Executive Officer)

November 21, 2011	By:	/s/ David Saloff
David Saloff Acting Chief Financial Officer (Principal Financial and Accounting Officer)