Form 10-K
period 2011-12-31
OXIS INTERNATIONAL INC
filed 2012-04-16
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 000-08092

OXIS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-1620407
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

468 No. Camden Drive
Beverly Hills, California 90210
(Address of principal executive offices) (Zip code)

(310) 860-5184
 (Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:

Title of Securities	Exchanges on which Registered
Common Stock, $.001 Par Value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     No  x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes       No  x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No  x

The aggregate market value of the registrant’s common stock, $0.001 par value per share, of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.9 million.  As of March 31, 2012, 300,299,838 shares of the registrant’s common stock, $.001 par value, were issued and outstanding.

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

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “OXIS,”  “we,” “us,”  “our,” “the company” and “our company” refer to OXIS International, Inc., a Delaware corporation formerly known as DDI Pharmaceuticals, Inc. and Diagnostic Data, Inc, together with our subsidiaries.

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

Our primary focus currently is on products that incorporate the unique amino acid naturally occurring compound, L-Ergothioneine (“ERGO”), as a key component. ERGO is produced only by microorganisms in soil and is not synthesized by humans, animals or plants.  We have spent approximately $75 million in researching and developing ERGO, and now own a patented process to synthesize commercial quantities of ERGO in a highly stable form that is highly soluble and tasteless, making it suitable for use in combination with other nutraceuticals and botanicals in a wide variety of dietary supplements, functional foods and beverages, and topical anti-aging products including lotions and creams.  We refer to the ERGO that is produced and synthesized by means of our patented process as “EGT™”.

Commencing in 2009, a strategic decision was made to aggressively pursue the commercial exploitation of the unique benefits of ERGO and engage in the business of developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include EGT™ as the differentiating component.  As a result, beginning in 2009, our focus has been on continuing the redirection of our business plan, obtaining financing to fund our revised business plan, building a new management team, establishing relationships with manufacturers and marketers in a variety of distribution channels, and implementing our new business strategy.  In 2011, we introduced our first EGT™ product, “ErgoFlex™, a dietary supplement for the treatment of joint pain and restricted mobility, in a direct-to-consumer beta test. Based on the results of that test, we have entered into a sales and marketing joint venture with a prominent on-line marketing and advertising company to market and sell that product and other products that we intend to introduce.  We also plan to market and sell a number of other EGT™ based products through that joint venture.  Because we were primarily engaged in re-positioning our business and developing products in 2010 and most of 2011, we conducted virtually no sales and marketing operations and generated minimal revenues in 2010 and 2011.

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

Of late, our commercial operations have been focused on developing a line of dietary supplements containing EGT™.  A limited release of a joint health product named “ErgoFlex™” in December 2010, by means of a long-form direct mail program, produced a very favorable response rate. In support of ErgoFlex™, we carried out a pilot human trial examining the effect of the product in reducing mild to moderate chronic joint pain and in improving compromised range of motion.  The results of the trial were highly favorable and produced statistically significant improvements in both measures in one week.  We currently intend to commercially release a number of additional EGT™ based products commencing in 2012, including, but not limited to, skin care products.

We are working on establishing several marketing channels to commercialize our planned products.  Our primary marketing initiative consists of an on-line global sales program to be effected through a joint venture with engage:BDR, as described in further detail below in “Marketing, Sales and Distribution.”  Other marketing channels may include non-traditional, direct to consumer channel (i.e.  multi-level-marketing (MLM), infomercials, and direct-mail) as well as traditional channels of mass retail and specialty retail.  We plan to develop products internally and seek complementary acquisitions that may provide additional products, expand our customer base and/or add to our distribution capabilities.

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

The key concern is that the protective antioxidant systems of the body can be overwhelmed as a result of the stresses of aging, disease, exposure to environmental toxins and the day-to-day stresses of modern life.  The consequence is a reduction in overall health and wellbeing, the development of disease and/or accelerated aging.

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

Our first group of products incorporates the amino acid L-Ergothioneine, and in particular our EGT™, as a key component.

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

Our intellectual property includes three patents and two patent pending applications that cover the synthesis of 99% pure L-Ergothioneine, EGT™, and the protective effect of ERGO on mitochondria and other critical body structures and functions.  A significant number of peer-reviewed scientific papers published since the discovery of ERGO in 1909 indicate that ERGO is one of the most potent, multifaceted biological compounds with both appreciable antioxidant and other protective properties.  ERGO acts by itself, or in concert with other natural compounds, to improve the body’s own innate defenses against oxidative stress.  Accordingly, Oxis focuses its efforts on developing products that deliver the benefits of ERGO taken by itself and in combination with other elements that support the body’s health protective systems.

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

ERGO has been known to science since the early 20th century and the efficacy of ERGO as a multi-faceted antioxidant is supported by extensive published peer-review scientific research.  In particular, ERGO provides fundamental anti-inflammatory benefits, along with other potentially beneficial effects, as evidenced by its ability to inhibit multiple mechanisms that contribute to inflammation and oxidative stress.  Some specific examples include the ability of ERGO to: (1) inhibit NF-B activation (a central mechanism for implementing inflammatory responses),  (2) abolish the transcriptional activation of interleukin-8 (a pro-inflammatory cytokine chemical that attracts white blood cells into sites of inflammation, for example an arthritic joint), (3) reduce apoptosis (a mechanism by which cells self-terminate, which may be important in controlling inflammation and aging), (4) suppress the formation of peroxynitrite (a reactive nitrogen species that has many harmful effects, especially the damaging nitration of proteins seen in neurodegenerative and vascular disorders), and (5) decrease hydrogen peroxide formation and its many effects on pro-inflammatory signaling mechanisms.  These multiple scientific observations support the multifaceted actions of ERGO and suggest the potential importance of having this broad reaching agent in optimal levels to achieve full health and combat aging and disease.  Several leading scientific authorities have opined that ERGO may well be an unrecognized essential nutrient.

A good example of the protective effect of ERGO has been demonstrated in studies of amyloid beta (A) which is the major component of senile plaques - the brain lesion that commonly occurs and is considered to play a causal role in the development and progression of Alzheimer’s disease.

The exact cause of the injury due to this amyloid molecule is of current interest in neurodegenerative disease research.  A key finding is that ERGO may reduce this injury process that appears to involve oxidative stress damage to important brain constituents.  Moreover, peer-reviewed, published scientific research shows that reactions involving -amyloid peptides are associated with important neurotransmitter signaling deficits in the brains of patients with Alzheimer’s disease.  The conclusion that can be drawn is that ERGO protects the neurons of the brain against injury by reducing the damage caused by neurotoxins.  We intend to continue to pursue the practical value of these and other observations about the potential wide ranging benefits of ERGO by conducting a basic and applied research strategy and collaborating with experts in academic institutions.

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

Products

In December 2010, we commercially introduced a new, improved patent-pending joint health formula known as “ErgoFlex™.”  We intend to market this product, as well as the other EGT™ based products we expect to introduce commencing in 2012, through our new on-line marketing joint venture with engage:BDR, as described in further detail below under “Marketing, Sales and Distribution.”

Our initial focus is to develop and sell products to the consumer products sector.  We have sold small amounts of EGT™ as a component to selected commercial customers in the cosmetics industry for use in skin care products.  We currently are developing certain skin care products that we expect to release later in 2012.  In order to assist us in developing a line of skin care products, in March 2012 we entered into a consulting agreement with Dr. Tony Nakhla.  Dr. Nakhla is a Board Certified Dermatologist, Dermatologic Surgeon, Medical Director of OC Skin Institute, and author of “The Skin Commandments: 10 Rules to Healthy, Beautiful Skin.”  We have engaged Dr. Nakhla to, among other things, (i) assist us in the development of new line of skin care products that incorporate EGT™, (ii) assist us in developing a marketing strategy for our new skin care products, (iii) act as a principal spokesperson for our skin care products and as the exclusive medical spokesperson for skin care products, and (iv) in general raise public awareness about EGT™ and its health benefits.  It is our goal to jointly develop a line of skin care products with Dr. Nakhla, which skin care products contain ERGO and that are either branded with Dr. Nakhla's name or that are otherwise endorsed by him.  We have agreed to give Dr. Nakhla a percentage of net profits, if any, that we generate from skin care products that we develop through his services and that bear his name in the label, or contain an endorsement from him on the product, on its packaging, or in any of the marketing materials.  In addition, as a further incentive, we also have agreed to grant Dr. Nakhla warrants to purchase up to 4,000,000 shares of our common stock.  The warrant will have an exercise price of $0.02, and a term of ten years.  The warrant will vest over a period of 36 months (as to 111,111 shares on the last day of each calendar month, and as to 111,115 on the last day of the 36th month) commencing with March 2012, provided that Dr. Nakhla is still providing services to us under the consulting agreement at the end of each such calendar month.

We have also provided EGT™ to a customer for use as a value-added preservative for sperm in the animal husbandry sector, and may provide EGT™ for other veterinary purposes.

We are in the process of developing a broader line of dietary supplements containing ERGO, and plan in the future to develop, by ourselves or through third party alliances, functional foods and beverages and cosmeceutical products.  Our product/market strategy is based on the rapid development of innovative products for these consumer markets.  Product development will be achieved by a team comprised of our executive leadership, our Scientific Advisory Board and outside firms that specialize in these fields.

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

We also may enter the market for veterinary products, including both products for companion animal (such as dietary supplements and topical products) and products based on our prior experience with companies in reproductive science for horses, pigs and other livestock.

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

In March 2012 we signed a term sheet with engage:BDR that further evidences our arrangement and that permits both parties to commence operations under the arrangement.  The parties contemplate that the existing binding arrangement will be evidenced by a formal limited liability company agreement that the parties are preparing. The following is a summary of the principal provisions of our joint venture arrangement (the “Joint Venture”) with engage:BDR, Inc.:

A.           We have agreed to grant the Joint Venture an exclusive license for the on-line marketing of products containing EGT™.  The first product to be marketed and sold through the Joint Venture shall be Oxis’ ErgoFlex™ product, which product was successfully test marketed in mail offering in late 2010 and early 2011.  Additional Oxis products designated by us will be offered by the Joint Venture.  If both parties agree, third party products may also be offered through the Joint Venture.  However, nothing in the Joint Venture is intended to prohibit us from marketing, distributing and selling ErgoFlex™ or any of our other current or future products by means other than through online sales.

B.           Oxis and engage:BDR have agreed to make the following  contributions to the Joint Venture:

(a)           Oxis will contribute up to $240,000 during the first year following the formation of the Joint Venture.  These funds will be provided if, when and as needed by the Joint Venture.  Our cash capital contribution will be used (i) to purchase ErgoFlex and other products from Oxis, at our cost, without any markup, (ii) to purchase website media inventory from engage:BDR, at engage:BDR’s cost, plus a 15% administrative mark-up, and (iii) to fund the Joint Venture’s other operating costs.  engage:BDR has agreed to waive the 15% administrative mark-up through December 31, 2012.

(b)           In addition to the cash, our contribution to the Joint Venture includes the exclusive license for the on-line marketing of any products created by Oxis which utilize its proprietary EGT™.

(c).           engage:BDR , at its own cost and expense, is designing, developing and providing to the Joint Venture, on a turnkey basis, all online product offering systems and technologies, including website layouts, landing pages, graphic designs, display advertising, rich media, in-banner and in-stream video development.  During the initial start-up phase of the Joint Venture, engage:BDR will, at its own cost and expense, also manage all day-to-day online activities of the Joint Venture.

Cash from operations in excess of the amounts needed for its operations and for reasonable reserves, shall be distributed by the Joint Venture in the following order:

(a)           First, to Oxis on a cumulative basis, an amount equal to the cash that we contributed to the Joint Venture, and

(b)           Thereafter, all excess net operating cash will be distributed 50.1% to Oxis and 49.9% to engage:BDR.

C.           The administrative affairs of the Joint Venture shall be managed by a committee consisting of one representative of each Joint Venture member.

As additional consideration for engage:BDR entering into the Joint Venture and for contributing its services in designing, developing and implementing the advertising platform, at the time that the Joint Venture operating agreement is signed, we will grant engage:BDR a two-year option to purchase Oxis securities.  The option shall entitle engage:BDR to purchase the type of securities sold by us in a future $6,000,000 or more financing, on the same terms and conditions, and at the same price, as such securities are sold to third party investors in such financing.  The number of such securities that engage:BDR may purchase upon the exercise of the option (determined by assuming all convertible securities are converted and all exercisable securities are exercised) shall be equal to 4.99% of our common stock issued and outstanding on the date the Joint Venture agreement is signed.  If we have not raised $6,000,000 by December 31, 2012, commencing on that date, engage:BDR will have a two-year right to purchase Oxis’ common stock at a price equal to $.03.  We have also agreed to issue to engage:BDR a warrant to purchase up to 5,000,000 shares of our common stock if the Joint Venture, through engage:BDR efforts, attains certain revenue and profits targets.  The warrant will have an exercise price of $.03 per share.

Celebrity Endorsements

Our goal is to develop and release in 2012 a line of skin care products that contain EGT™. In order to assist us in developing that line of skin care products, in March 2012 we entered into a consulting agreement with Dr. Tony Nakhla, a prominent Board Certified Dermatologist, Dermatologic Surgeon, Medical Director of OC Skin Institute, and author of “The Skin Commandments: 10 Rules to Healthy, Beautiful Skin.”  Under our agreement with Dr. Nakhla, we intend to develop EGT™ based skin care products that are branded with Dr. Nakhla’s name.  In addition, Dr. Nakhla has agreed to promote EGT™ and our future line of branded skin care products at skin care trade shows and conferences in general, and ERGO related conferences in particular.

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

Foreign Marketing

Our distribution partner, engage: BDR  markets on-line and in addition to the USA, targets certain European and Asian countries.  We anticipate sales from all three of these areas in 2012.  Other than these possible on-line sales to foreign customers, we do not currently engage in any foreign marketing or sales activities.

Research and Development.

Ergo ARDS, LLC.  We believe that EGT™ may have additional health benefits.  Accordingly, in order to investigate such other health benefits and to develop other potential products, on June 29, 2011 we entered into a Joint Venture Agreement (“Joint Venture Agreement”) with John E. Repine, M.D. (“Dr. Repine”), a member of our advisory board.  Under the terms of the Joint Venture Agreement, we formed a Delaware limited liability company, Ergo ARDS, LLC (the “ARDS Venture”), in which we hold a 60% membership interest and Dr. Repine holds a 40% membership interest.  The ARDS Venture was formed to develop, acquire and market dietary supplements, cosmeceutical products, nutraceutical products, medical foods and pharmaceuticals using EGT™ for treating, diagnosing and preventing acute respiratory distress syndrome and other lung disorders (collectively “ARDS”).

Concurrently with the execution of the Joint Venture Agreement, Dr. Repine assigned his interest in the patent applications relating to the use of ERGO in treating ARDS (the “Assigned IP”) to the ARDS Venture.  In consideration for the Assigned Interest, Dr. Repine was issued a 40% membership interest in the ARDS Venture.

Oxis will be responsible for supplying EGT™ to the ARDS Venture at no cost in connection with the ARDS Venture’s animal studies. Oxis will also pay all patent prosecution and maintenance costs relating to the Assigned IP.  The ARDS Venture is required to make payments to Dr. Repine upon the achievement of certain milestones by the ARDS Venture.  Any future payments to Dr. Repine shall be made based on the achievement of following milestones with respect to products to be commercialized using the Assigned IP:

•	The ARDS Venture shall pay the following cash amounts to Dr. Repine upon the attainment of the following milestones:

(i)           Licensing the Assigned IP to a pharmaceutical company -- $1,000,000;

(ii)           Completion of Phase I Clinical Trial -- $250,000;

(iii)           Completion of Phase II Clinical Trial --  $1,000,000;

(iv)           Completion of pivotal Phase III Clinical Trial -- $1,500,000; and

(v)           Receipt of FDA Marketing approval -- $3,000,000

•	The ARDS Venture shall pay the following cash amounts to Dr. Repine upon the attainment of the following milestones:

(i)           Licensing the Assigned IP to, or entering into a distribution agreement with, a nutraceutical or similar company -- $100,000; and

(ii)           Gross sales of products utilizing EGT™ in the field – 5% of annual gross sales by the ARDS Venture or any licensee or distributor (including Oxis).

Following the successful completion of the animal studies, Oxis and Dr. Repine will make a joint decision to commence human clinical trials. If the parties do not agree to proceed, the Joint Venture Agreement will terminate and the intellectual property belonging to the ARDS Venture will be assigned to the party that elected to proceed.  In the event both parties agree to not proceed, the ARDS Venture will continue to hold the intellectual property.  If the parties agree to proceed, Oxis will use its best efforts to raise $3 million for the ARDS Venture.  Once the $3 million in funds have been successfully raised by Oxis, Oxis will no longer be responsible for paying the ARDS Venture’s operating costs, including costs related to the ARDS Venture’s intellectual property.

The ARDS Venture will be managed by Dr. Repine as Manager, who will also serve as the ARDS Venture’s Chief Executive Officer and Treasurer. The ARDS Venture will also have a board of five members, consisting of Dr. Repine and a designee of Dr. Repine, and three designees of Oxis.

Research and Development Expenditures.  Research and development expenditures for the year December 31, 2011 were $17,000, compared to $179,000 in 2010.  These expenditures were incurred in connection with the testing and obtaining certification for ERGO related to the release of ErgoFlex™.

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

We plan to outsource the manufacture of all of our future products that we plan to sell through various channels into the marketplace.  We believe there are a wide variety of companies that can efficiently and cost-effectively manufacture our products.

Patents and Trademarks

OXIS Patent Portfolio

Below is a list of patents and patent applications that serve as a base for new product development and are particularly relevant to our planned businesses.  These patents and patent applications address the protective effect of ERGO on mitochondria, the ERGO manufacturing process, and the neuroprotectant methods and compositions of ERGO.  Certain patents cover potential therapeutic drug candidates that we may out-license to biotech and pharmaceutical companies.  In addition, we own certain other patents not directly related to our planned nutraceutical and cosmeceutical business that are not listed.

OXIS Ergothioneine Patents

•	U.S. Patent 5,438,151 issued August 1, 1995 entitled “Process for the Preparation of Ergothioneine” will expire on February 8, 2014.
•	U.S. Patent 6,103,746 issued August 8, 2000 entitled “Methods and Compositions for the Protection of Mitochondria” will expire on February 19, 2018.
•	Mexican Patent 211035 issued October 25, 2002 entitled “Methods and Compositions for the Protection of Mitochondria” will expire on February 19, 2018.
OXIS Ergothioneine Pending Applications
•	U.S. Application 12/595,506 filed October 9, 2009 entitled “Ergothioneine and/or its Derivatives as a Cell Preservative”.
•	Canadian Application (Number not yet assigned) filed October 9, 2009 entitled “Ergothioneine and/or its Derivatives as a Cell Preservative”.

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

Trademarks

We have a number of trademarks available for its use including: ErgoFlex™ Ergo-Plex™, ERGOLD™, Ergo-Max™, Ergo-Pur™, V[eye]tamin™, Immortal Energy™.  We also own the non-EGT™ related trademark Palosein®.

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

Our personal care products may be subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter drug.  In the United States, regulation of cosmetics is under the jurisdiction of the FDA.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body.  A product’s intended use can be inferred from marketing or product claims.

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

Employees

As of December 31, 2011, we had one employee, the chief executive officer of the company.  Many of our activities are out-sourced to consultants who provide services to us on a project basis.  As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

ITEM 1A.                      RISK FACTORS

The risks described below may not be the only ones relating to our company.  Additional risks that we currently believe are immaterial may also impair our business operations.  Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.  Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2011, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission

Risks Related To Our Business

We have operated at a loss and it is uncertain when, if ever, we will become profitable.

We have operated at a loss since our inception.  We incurred net losses of $3,700,000 and $3,018,000 for the years ended December 31, 2011 and 2010, respectively.  We had an accumulated stockholders' deficit as of December 31, 2011 of approximately $5,101,000 and a working capital deficit of approximately $5,126,000.  We are likely to continue to incur losses unless and until we are able to successfully commercialize one or more of our products.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  In December 2010 we test marketed the first of a series of nutraceuticals that we expect to release in 2012 and thereafter.  We anticipate that the commercial release of this product, ErgoFlex™, will generate revenues in 2012, particularly since it will be the first product marketed through our new on-line marketing joint venture with engage:BDR.  We also intend to offer additional ERGO based nutraceuticals and skin care products through the marketing joint venture commencing in 2011, which products are expected generate revenues.  Although the consumer response to ErgoFlex™ in our December 2010 test market was favorable, no assurance can be given that the product will ultimately achieve a high level of acceptance by a larger consumer market.  In addition, even if ErgoFlex™ is successfully marketed and sold through our engage:BDR joint venture, we will only receive 50.1% of the net revenues of that joint venture (engage:BDR will receive the other 49.5% of the net revenues).  Accordingly, we are unable to predict the amount of revenues that we may generate in 2012 and beyond, and when we may become profitable, if at all.  If we do not become profitable or are unable to maintain future profitability, our ability to survive as a viable company may be in doubt, and the market value of our common stock will be adversely affected.

We will need additional capital in order to successfully implement our business plan, without which we may not be able to successfully implement our business plan, which may cause us to have to curtail or cease operations.

We currently do not have sufficient cash on hand to fund our administrative expenses for more than the next few months.  Our business plan, however, calls for us to incur significant additional expenses in connection with marketing and commercializing our future products and in developing and expanding our business and operations.  In particular, we anticipate that we will have to incur significant expenses in developing, testing, packaging, manufacturing and marketing our proposed new line of skin care products that we intend to develop with Dr. Nakhla.  Although we have obtained a commitment from two investors to fund (up to an additional $500,000) the initial roll-out of certain products through our engage:BDR on-line joint venture, no assurance can be given that those funds will be sufficient, or that the engage:BDR joint venture will generate significant revenues.  In addition, we anticipate that we will need additional financing to fund our future working capital requirements, our future development costs, and the costs of commercially releasing any of our proposed products.  These projected cost exceed the amount of cash that we currently have and exceed the amount of cash from operations that our near term operating activities may generate.  Accordingly, even if our future operations will generate operating revenues (initially through our engage:BDR on-line venture, but thereafter through other sales activities), in order to expand our operations in the manner contemplated by our business plan, or to continue to operate our company in the longer term, we will have to either (i) obtain additional debt or equity financing, or (ii) enter into a strategic alliance with a synergistic company to acquire funding.

Other than the agreement by two of our principal investors to provide us with $500,000 of additional funding to pay for the roll out of our new engage:BDR on-line venture, we do not have commitments from any third parties at this time to provide us with any additional financing.  Thus, there can be no assurance that sufficient funding will be available to us on acceptable terms or at all.  Certain potential investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing securityholders.  The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.  If we are unable to obtain sufficient financing on a timely basis, the introduction of new products could be delayed, our marketing plans may have to be scaled back, and we could be forced to reduce the scope of our operations, or otherwise limit or terminate our operations altogether.

We have no direct operating history in the nutraceutical and cosmeceutical business, which makes it difficult to evaluate our financial position and our business plan.

Until the end of 2008, we were engaged in the sale of research diagnostic reagents and assays to medical research laboratories, and in the production of enzyme immunoassay diagnostic kits for domestic and international clinical laboratories.  Since 2008, we no longer are engaged in those businesses, and have restructured our operations.  However, since we have only recently commenced our new operations and have not yet generated significant revenues from our business operations, we have no operating history in our current line of business on which a decision to invest in our company can be based.  The future of our company currently is dependent upon our ability to implement our new business plan of producing, marketing and selling nutraceutical and other products based on our EGT™ technology.  While we believe that our business plan, if implemented as contemplated, will make our company successful, we have no operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

We plan to outsource and rely on third parties for the development and manufacture and marketing of our products.

Our business model calls for the outsourcing of the development, manufacturing and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving the company’s profitability of these products for us.  As a result, we are subject to all of the risks associated with having to rely on third parties to develop, manufacture and market our products to our standards, at the projected costs and on a timely basis.  These risks include the willingness of manufacturers to make the product, or lack of availability of manufacturing capacity, each of which would have an adverse impact on the availability of our products and on our ability sell our products.  Manufacturing difficulties will harm our ability to compete and adversely affect our results of operations and financial condition, and may hinder our ability to grow.  There is no assurance that our outside manufacturers will reliably supply products to us at the level of quality we require. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide our products, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we will be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of our products, particularly EGT™, would result in loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales.

Our future product sales will be heavily dependent upon the success of our on-line marketing joint venture with engage:BDR.

In March 2011, we agreed to form a joint venture with engage:BDR, Inc., an on-line marketing company, to market and sell our nutraceutical products on-line over the Internet.  We have now commenced operating under that joint venture arrangement, and we expect to launch our on-line sales of ErgoFlex through the engage:BFR joint venture by the end of April 2012.  Although we expect to continue to market our products through other means, such as direct mail campaigns, the on-line marketing to be conducted through our joint venture with engage:BDR is anticipated to be our largest marketing and sales effort in 2012.  Under the joint venture agreement, engage:BDR will be responsible for the full range of online marketing services, including developing brand strategy, the design of all digital media and interfaces, online media planning and buying, leveraging and integrating social media, and customer analysis.  Accordingly, the success of our nutraceutical products will be heavily dependent upon the efforts and success of engage:BDR.  Since the joint venture with engage:BDR, Inc. represents our principal marketing initiative in 2012, the failure of the joint venture would materially and detrimentally affect the amount of revenues we anticipate we will receive in 2012 from sales of our products.

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

We are highly dependent upon consumers’ perception of the safety and quality of our products, including how they compare against similar products distributed by other companies in our industry.  Adverse publicity and negative public perception regarding particular ingredients, products or our industry may affect the consumers’ decisions to purchase our products, which could limit our ability to increase revenue and grow our business.  This negative public perception may include publicity regarding the efficacy or quality of our ingredients, including in particular ERGO in general, and EGT™ in particular.  Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us.  We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies.  Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported.  Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry and/or the healthy foods channel.  Adverse publicity may have a material adverse effect on our business, financial condition, and results of operations.  There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

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

Our ability to compete successfully will depend to a significant extent, on our patents and on our ability to defend our patents.  Most of the initial products that we plan to release are based on the benefits of EGT™.  Our patents and patent applications address the ability to make EGT™ and the protective effect of EGT™ on mitochondria and its neuroprotectant properties.  We believe these patents thus provide us with a competitive advantage in our market.  We have previously initiated legal proceedings to enforce our patent protection rights for manufacture and use of EGT™ in cosmeceuticals.   For example, in 2010, we settled a patent dispute with The Estée Lauder Companies, which provided us with title to two important EGT™ method of use patents. However, the failure to defend our patents in the future could have an adverse effect on our planned business operations and product sales.

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

Our securities are currently quoted on the OTC Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system for equity securities not listed on a national securities exchange.  Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on a national securities exchange.  Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market.  In addition, as an OTC Bulletin Board listed company, we do not attract the extensive analyst coverage that accompanies companies listed on a national securities exchange.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market.  These factors may have an adverse impact on the trading and price of our securities.

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

As of March 31, 2012, a total of 300,299,838 shares of our common stock were issued and outstanding.  However, we currently have outstanding options, warrants and convertible promissory notes that could result in the issuance of a total of 417,841,204 additional shares of common stock.  If all shares issuable under the foregoing options, warrants, convertible promissory notes and other agreements were issued, our current shareholders would own only 28% of the then outstanding shares of common stock.  Accordingly, the stockholdings of current stockholders will be substantially diluted if and when these convertible securities are converted or when the options and warrants are exercised.  If many of these shares are actually issued, the voting power of the currently outstanding shares would substantially decrease.  Furthermore, the re-sale of these newly issued shares, or even the possibility that substantial amounts of our common stock may be sold in the public market, could adversely affect prevailing market prices for our common stock.

The voting rights of the preferred stock held by Theorem Group, LLC gives that stockholder the ability to control the voting shares of this company and to prevent other stockholders from influencing significant corporate decisions.

Theorem Group, LLC, an affiliate of Mr. Dube (one of our directors), owns all of the issued and outstanding shares of our Series H Convertible Preferred Stock.  As the holder of all of the Series H Convertible Preferred Stock, Theorem Group, LLC is entitled to a number of votes equal to (A) the number of shares of Common Stock that such shares of preferred stock could, at such time, be converted into (B) multiplied by 100.  Since the Series H Convertible Preferred Stock is currently convertible into 2,500,000 shares of our common stock, Theorem Group has the voting power of 250,000,000 shares, or approximately 45.4% of our voting shares.  As a result, Theorem Group is able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

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

ITEM 4.                      MINE SAFETY DISCLOSURES

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

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2010	First Quarter	$0.25	$0.16
	Second Quarter	0.19	0.10
	Third Quarter	0.13	0.10
	Fourth Quarter	0.19	0.08
Fiscal Year 2011	First Quarter	0.15	0.08
	Second Quarter	0.14	0.08
	Third Quarter	0.10	0.03
	Fourth Quarter	0.06	0.03

Our common stock is also quoted on several European based exchanges including Berlin (OXI.BE), Frankfurt (OXI.DE), the Euronext (OXI.NX) and Paris, (OXI.PA).  The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of March 31, 2012, there were 1,097 stockholders of record, which total does not include stockholders who hold their shares in “street name.”  The transfer agent for our common stock is ComputerShare, whose address is 350 Indiana Street, Golden, CO 80401.

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

Equity Compensation Plan Information

The information included under the heading “Equity Compensation Plan Information” in Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” is hereby incorporated by reference into this Item 5 of this report.

Recent Issuances of Unregistered Securities

In November, 2011, we sold $275,000 of 8% Convertible Debentures and warrants to purchase 5,500,000 of shares of our common stock to eight accredited investors (the “November 2011 Investors”).  The 8% Convertible Debentures are convertible into shares of our common stock at a conversion price equal to $0.05 per share and mature in October 2012.  The warrants to purchase 5,500,000 shares consist of Class A Warrants and Class B Warrants that are exercisable for up to two years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

Except as set forth above, we did not issue any unregistered securities during the fiscal quarter ended December 31, 2011 that were not previously reported in a Current Report on Form 8-K.

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Until the end of 2008, we were engaged in the business of developing and selling clinical and research assay products and out-licensing certain therapeutic compounds addressing conditions and diseases associated with oxidative stress.  During 2008, we lost our majority-owned subsidiary, BioCheck, Inc., which was engaged in the production of enzyme immunoassay diagnostic kits for clinical laboratories, and in December 2008 we sold substantially all of the assets of our research assay product line to Percipio Biosciences, Inc.  Commencing in 2009, our focus shifted from the clinical and research assay business to developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include EGT™ as a component.  As a result, since the beginning of 2009 we have been primarily involved in re-directing our business plan, on obtaining financing to fund our revised business plan, building a new management team, developing new products, establishing new manufacturing relationships, and otherwise implementing our new business strategy.  We conducted limited operations, and had limited revenues in 2010 and in 2011.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $83,795,000 through December 31, 2011.  Our cash holdings at December 31, 2011 were $92,000, and we had a working capital deficit of $5,126,000.  Because our lack of funds, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses.  There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan.  The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

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

Standstill and Forbearance Agreement with Bristol

In October 2009, we raised $2,000,000 from the sale of Convertible Debentures.  At that time, we were in default of our indebtedness under our outstanding debentures and the Bristol Notes.  In connection with the October 2009 financing, we entered into that certain Standstill and Forbearance Agreement with Bristol, pursuant to which Bristol agreed to forbear from exercising its rights and remedies under the October 2006 Debentures and the Bristol Notes until the date when the outstanding principal balance of the Convertible Debentures falls below $500,000, or at such time as Theorem Group, LLC permits Bristol to call the amounts outstanding under the October 2006 debentures and the Bristol Notes.  Once the outstanding principal balance of the Convertible Debentures falls below $500,000, Bristol may declare the October 2006 Debentures and the Bristol Notes due and payable at any time.  The outstanding balance of the Bristol Notes as of December 31, 2011 was $995,059.

Recent Developments

In November, 2011 we sold $275,000 of 8% Convertible Debentures and warrants to purchase 5,500,000 of shares of our common stock to eight accredited investors (the “November 2011 Investors”).  The 8% Convertible Debentures were issued as part of a $1,000,000 funding commitment, are convertible into shares of our common stock at a conversion price equal to $0.05 per share, and mature in October 2012.  As of March 31, 2012, we have received a total of $495,000 under this $1,000,000 funding commitment.  These funds are to be used for working capital to support the marketing and sale of our new skin care products, which products are scheduled to be released in April 2012.  If the full amount of the $1,000,000 is funded, the investors who funded the 8% Convertible Debentures will receive warrants to purchase a total of 20,000,000 shares of our common stock, which warrants are exercisable as to 10,000,000 shares at $0.0625 per share, and $0.075 per share as to 10,000,000 shares.  As of March 31, 2012, warrants to purchase a total of 9,900,000 shares have been issued.

In March 2012 we signed a term sheet with engage:BDR that further evidences our on-line joint venture marketing arrangement and that permits both parties to commence operations under the arrangement.  We currently anticipate that we will release our first product for sale through the joint venture’s on-line marketing platform by the end of April 2012.

On March 1, 2012, David Saloff was named Chairman of the Board.

In addition, Mr. Saloff was granted an option to acquire shares equal to 9.9% of the outstanding amount of common shares as of March 1, 2012 (26,334,193 shares), with an exercise price of $0.04.  One third of the options vest immediately and the balance vest over 36 months.

Beginning in January 2012, members of the Board of Directors are to receive $3,000 per quarter either in cash or registered shares, plus an option to purchase 25,000 shares at the market price at the end of each quarter.  The options will vest equally over a one year period.

Results of Operations

Revenues

In December 2010, we initiated a direct mail test market for ErgoFlex™, which generated $26,000 and $11,000 of revenues in fiscal 2011 (mostly in the first quarter of 2011) and 2010, respectively.  Following the test marketing of ErgoFlex™, we decided to market that product, and other products containing ERGO through an on-line marketing joint venture.  Although we reached an agreement to establish that on-line marketing joint venture with engage:BDR in March 2011, we did not have the funds in 2011 to launch that sales effort and, as a result, did not have any further sales in 2011. The following table presents the changes in revenues from fiscal 2010 to fiscal 2011:

			Increase from 2010
	2011	2010	Amount	%
Product revenues	$26,000	$11,000	$15,000	136%

Because we did not actively market any products in either fiscal 2010 or fiscal 2011, we do not believe that the revenue data for such years is meaningful or an indication of our future operations.  Assuming that we are able to raise the capital needed, we plan to actively market our products in 2012 and to release at least one additional consumer product.  Therefore, if we are adequately capitalized, revenues for 2012 are expected to significantly increase in 2011 compared to the prior year.

Cost of product revenues

The following table presents the changes in cost of product revenues from fiscal 2010 to fiscal 2011:

			Decrease from 2010
	2011	2010	Amount	%
Cost of product revenues	$48,000	$65,000	$17,000	26.2%

During fiscal 2010, we purchased our ErgoFlex™ products for the direct market test campaign that we initiated in December 2010 and that continued into 2011.  The products that we purchased in 2010 and 2011 were produced in smaller quantities on a custom order basis for the test marketing purposes and, accordingly, the cost of those products does not reflect the cost of the products that we anticipate once we initiate the commercial release of products.  In addition, since the direct market test campaign was effected through the mail, the cost of products included the cost of printing and mailing the product offering literature.  Future sales of ErgoFlex are expected to be effected primarily through on-line sales, thereby eliminating the printing and mailing costs.  Our gross margins for future product sales will vary depending on the product produced, but, based on the quotes that we have received from our manufacturers and on the estimate retail price of our products, we anticipate that gross margins of commercial quantities of our future products will exceed 50%.

Research and development expenses

Research and development expenditures for the year December 31, 2011 were $17,000, compared to $179,000 for the year ended December 31, 2010.  These expenditures were incurred in connection with the testing and obtaining certification for EGT™ related to the release of ErgoFlex™.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased in fiscal 2011 by $1,205,000 to $3,469,000 compared to $2,264,000 in fiscal 2010 primarily as a result of approximately $2.4 million of non-cash stock compensation (including options and warrants) paid to our executives in lieu of cash compensation.  At the end of 2011, we only had one full-time officer/employee.  However since we expect to more actively engage in operating activities in 2012, and since we expect to hire additional consultants and advisors in connection with the development and marketing of additional ERGO products, we anticipate that our selling, general and administrative expenses during the 2012 fiscal year will increase compared to fiscal 2011.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  We recognized an increase in income of $784,000 and $15,000 for the years ended December 31, 2011 and 2010, respectively, as a result in the change in the value of the warrants.

Interest Expense

Interest expense was $556,000 compared to $513,000 for the year ended December 31, 2011 and 2010, respectively.  The increase is due to the interest on the additional convertible debentures in 2011.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $92,000, total current assets of $104,000, and a working capital deficit of $5,126,000.  Cash used in operating activities was $963,000 during the year ended December 31, 2011.  Our cash holdings as December 31, 2011, and our cash position as of the date of this Annual Report, are only sufficient to fund our administrative expenses for a few months.  Our lack of revenues, our current liabilities of over $5,343,000 million, and our current lack of cash raise substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows or outside financing.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

In November 2011, we received $275,000 from the sale of a total of $1,000,000 of 8% convertible debentures, which funds were used to position ourselves for the commercial release of a line of products.  As of March 31, 2012, we have received an additional $220,000 of funding from under this $1,000,000 commitment.  Accordingly, our investors have agreed to purchase approximately $505,000 of additional convertible debentures.  The funds, and the commitment for the remaining $505,000, were provided to us on the condition that these funds be used primarily for the commercial release and on-line sales of skin care products.  The commercial release of our products through the engage:BDR joint venture is expected to commence by the end of April 2012.  As a result of the commitment to fund the remaining $505,000 balance of the $1,000,000 commitment for these on-line activities, we expect that we will have sufficient funds to roll out one or more product lines.  However, after the remaining $505,000 is funded, our future liquidity and capital needs will thereafter depend on the revenues and profits, if any, that we receive from these new products and upon any additional funding that we may have to raise.  Although we anticipate that we will generate significant revenues the 2012 fiscal year from the on-line sales of our products through engage:BDR, we are unable to predict the amount and timing of such sales.  No assurance can be given that the revenues and profits generated through the engage:BDR joint venture will be significant or will be sufficient to fund our future working capital and other financial needs.

The 8% Convertible Debentures that we are issuing as part of the $1,000,000 funding commitment includes the issuance of warrants to purchase a total of 20,000,000 shares of our common stock if the commitment is fully funded.  As of March 31, 2012, we have received $495,000 of the funding commitment, and have issued warrants to purchase a total of 9,900,000 shares.  The 8% Convertible Debentures are convertible into shares of our common stock at a conversion price equal to $0.05 per share and mature in October 2012.  The warrants consist of Class A Warrants and Class B Warrants that are exercisable for up to two years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

In order to fund our purchases of product inventory, on October 13, 2010 we obtained a revolving line of credit of up to $750,000 from Gemini Pharmaceuticals, Inc. (“Gemini”), which credit facility can only be used for nutraceutical product and inventory purchases from Gemini.  The amount of advances available to us under the credit facility is tiered, starting at $250,000, and upon us meeting certain milestones, will be increased to $500,000, and then $750,000.  Advances will be made to us so long as the representations and warranties we made remain true at the time that we request an advance.  All advances under this credit facility will bear interest equal to the prime rate plus two percent per annum, calculated based on 360-day year.  This credit facility initially expired on October 13, 2011, but has been extended by Gemini.  However, the credit facility currently may be terminated by Gemini at any time in its sole discretion.  In consideration for this credit facility, we issued to Gemini a five-year warrant to 300,000 shares of our common stock at an exercise price of $0.12 per share, of which 150,000 shares are vested.  An additional 75,000 shares will vest under the warrant if and when the credit line is increased to $500,000, and the remaining 75,000 will vest when the credit line is increased to $750,000. The warrants contain a cashless exercise provision.

We expect to commence on-line sales of ErgoFlex™, our first EGT™ product, by the end of April 2012.  Based on internally prepared estimates, we believe that the on-line sales will generate certain operating revenues for us.  However, the amount and timing of such revenues is unknown.  In addition to funding the engage:BDR joint venture’s initial capital requirements, we also will be incurring other costs, including the costs of developing, producing and marketing a new line of skin care products.  Because our revenues from the sale of ErgoFlex and other products that we may release through the engage:BDR joint venture are uncertain, we may need additional capital in order to continue operations until, if ever, we are able to achieve positive operating cash flow.  In addition, we will need capital in order to expand our operations and fund the increases in our administrative expenses that we expect will occur in 2012 if our business expands as anticipated.  However, other than the Gemini inventory credit facility, we presently have no bank financing or other external sources of liquidity.  There is no assurance that we will be successful in obtaining additional funding if, and when, we need such additional funding.  We expect that we will try to obtain additional funding through the sale of debt or equity securities, or possibly through joint ventures or strategic relationships with unaffiliated third parties, or other financing approaches.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.  The downturn in the equity and debt markets for small-cap public companies is expected to make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will not be able to fund our planned level of operations and product releases, and we may have to curtail our operations or possibly even abandon our business plan.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the years ended December 31, 2011 and 2010, we issued warrants to purchase 33,010,000 and 3,300,000 shares of common stock, respectively, in connection with an equity transaction. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2011.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

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

As of December 31, 2011, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2011.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2011.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 31, 2012.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
David Saloff	59	Chief Executive Officer and acting Chief Financial Officer
Anshuman “Andy” Dube (1) (2) (3)	35	Director
Kenneth Eaton(1)	53	Director
Thomas W. Hoog (1) (2) (3)	72	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee

David Saloff was appointed Chief Executive Officer on August 29, 2011.  Since the resignation of the former Chief Financial Officer in October 2011, Mr. Saloff also has been the acting Chief Financial Officer, a position he intends to relinquish as soon as a new Chief Financial Officer is recruited.  Mr. Saloff is also currently the Chief Executive Officer of Age Reversal, Inc., a position he has held since September 2010.  Since January 2004, Mr. Saloff has been the managing partner of Palisades Partners, LLC, a firm that provides consulting services to the medical technical field.  Additionally, Mr. Saloff has served as the Chief Business Development Officer of Ivivi Technologies Inc. from August 2008 to February 12, 2010, and as the Executive Vice President of Sales and Marketing since August 2008. Mr. Saloff also served as Chief Executive Officer of Ivivi Technologies Inc. from July 2004 to October 2006, President from July 2004 to August 2008 and as its Co-Chief Executive Officer from October 2006 to August 2008. He served as the President of LifeWaves International from November 1999 to September 2003. He served as President of Palisades Partners from September 2003 to December 2003. In 1992, Mr. Saloff founded Electropharmacology, Inc., and was responsible for the design, development and subsequent FDA clearance of the SofPulse device. He served as Vice President of Electropharmacology, Inc. Prior to starting EPI, he served as Consultant of DH Blair, Inc. Mr. Saloff served as Chief Operating Officer of Xsirius since 1991 and also served as an Executive Vice President of Advanced Photonix, Inc. (API). In 1982, Mr. Saloff joined Akros Manufacturing as President and Co-owner. He served as an Executive Director of Ivivi Technologies Inc. from July 2004 to February 12, 2010. He served as a Director of ADM Tronics Unlimited Inc. since March 18, 2002. He served as a Director of Advanced Photonix, Inc., since 1991. Mr. Saloff earned his Bachelor of Science degree in Business from Adelphi University.

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

Kenneth Eaton was appointed to our Board of Directors on June 27, 2011.  Mr. Eaton has over 25 years of experience in operational and merchandising in big box retail organizations, and is the Co-Founder and Executive Director of Silverlink Holdings, a position he has held since September 2007.  Silverlink Holdings operates a consumer products company with distribution in North America and Asia.  Prior to founding Silverlink in 2007, Mr. Eaton served in various capacities at Wal-Mart, including VP Divisional Merchandising Manager and SR VP General Merchandising Manager since 1987.  In 2001, Mr. Eaton was appointed to lead the formation of Wal-Mart’s global procurement division.

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

Our Board of Directors believes that Messrs. Dube, Eaton and Hoog are suitable members of the Board of Directors based on the following experience, qualifications and skills of these persons:

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

Kenneth Eaton – Mr. Eaton’s expertise in merchandising with major retailers and in worldwide marketing will provide support in developing and executing our long term growth strategy.

Key Consultants

Bernard Landes acted as this company’s President from March 1, 2010 to August, 2011.  Since then Mr. Landes has been a consultant, providing this company with advice and services related to our nutraceutical product development and commercialization.  Mr. Landes has over 33 years of experience in the nutraceutical and functional foods industry.  Since January 2000, Mr. Landes has been the President of the Nutritional Products Consulting Group, a company that provided consulting services to a global client base in the areas of scientific, regulatory, product commercialization, and mergers and acquisitions.  Among his lead clients was, MonaVie LLC, a large developer and marketer of scientifically formulated anti-oxidant nutritional beverages.  Mr. Landes currently serves as the President of MonaVie’s Science Advisory Board, a position which he has held since its formation in September 2008.  Mr. Landes was the CEO of Paracelsian, Inc., an herbal nutritional supplements company, from January 1998 to December 1999.  Prior to that, he was a General Manager at Alacer Corporation, a nutritional supplement and functional water company.  Prior to his services at Alacer Corporation, Mr. Landes served for 10 years as director of Marketing, Strategic Planning, Product Development, Nutritional Science and Regulatory Affairs for Health Valley Foods.  Mr. Landes also served as General Manager of Zila Nutraceuticals where he managed the Ester-C brand of enhanced Vitamin C from January 2006 until November 2006 when the Company was sold to NBTY.

Committees of the Board of Directors

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

As of March 31, 2012, Anshuman “Andy” Dube, Thomas Hoog and Kenneth Eaton constitute the members of the Audit Committee.  Each of Messrs. Dube, Hoog and Eaton is a non-employee director and independent as defined under The Nasdaq Stock Market’s listing standards.  Mr. Dube has significant knowledge of financial matters, and our Board has designated him as the “audit committee financial expert” of the Audit Committee.

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

Rajan Shah joined the Scientific Advisory Board in July 2010.  Mr. Shah is a chemical engineer and is the President of Biospecialties International, an Australian based company that focuses on the production of the advanced, all natural biological antioxidant precursor, GGC.  Mr. Shah earned his master’s degree in engineering from MIT.

Advisory Board

We have also established an Advisory Board to advise us on matters related to our research and development of new products and technologies, also with respect to creation, maintenance, licensing and exploitation of intellectual properties.  The Advisory Board will also advise us with respect to strategic planning, marketing, acquisitions, divestitures, and other related areas.   We entered into a two-year Advisory Board Services Agreement with Sandep Rahi on July 15, 2010.  Mr. Rahi receives an advisory fee for $9,000 per quarter.  Upon entering into the agreement, we granted Mr. Rahi an initial option to purchase 250,000 shares of our common stock under our 2003 Stock Incentive Plan.  The options vested and became exercisable in four equal quarterly installments beginning October 15, 2010.  Pursuant to the terms of the agreement, a second option to purchase 500,000 shares of our common stock under our 2003 Stock Incentive Plan was granted on July 15, 2011.

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct to provide guidance to its directors, officers and employees regarding standards for conduct of our business, which code has been delivered to all of our directors, officers and employees.  The full text of our Code of Ethics and Business Conduct is available on our website at www.oxis.com.  A copy of our Code of Ethics will be furnished without charge to any person upon written request.  Requests should be sent to David Saloff, Secretary, Oxis International, Inc., 468 N. Camden Drive, 2nd Fl., Beverly Hills, California 90210.

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 3 and 4 for transactions effected in 2011 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•	Anshuman “Andy” Dube was late in filing one Form 4 in connection with the partial conversion of an underlying debenture on December 23, 2010. The Form 3 was filed on January 19, 2011.

•	Theorem Group, LLC was late in filing one Form 4 in connection with its partial conversion of an underlying debenture on December 23, 2010. The Form 3 was filed on January 19, 2011.

•	Anthony Cataldo did not file a Form 4 in connection with a grant of 5,700,000 million shares of our common stock on November 2, 2011.

•	Bernard Landes did not file a Form 4 in connection with a grant of 165,773 options to purchase our common stock on October 1, 2011.

ITEM 11.                      EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2011 and 2010 of all persons who served as our principal executive officers and as our principal financial officer during the fiscal year ended December 31, 2011.  No other executive officers received total annual compensation during the fiscal year ended December 31, 2011 in excess of $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards		Option Awards(1) ($)		Non-Equity Incentive Plan Compensation Earnings ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total
Anthony J. Cataldo,	2011	$128,000		–––		$255,000	$	–––	$	–––	$	–––	$	–––	$383,000
Chairman, Chief Executive Officer (Principal Executive Officer)(2)	2010	$180,000		–––		–––		$51,391		–––		–––		–––	$231,391
Michael Handelman,	2011	$77,000	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$77,000
Chief Financial Officer (Principal Financial Officer) (3)	2010	$54,000	$	–––	$	–––		$5,749	$	–––	$	–––	$	–––	$59,749

David Saloff,	2011	$40,800	$	–––	$	–––		$98,723	$	–––	$	–––	$	–––	$139,523
Chief Executive Officer(4)

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

(2)	Mr. Cataldo served as our Chief Executive Officer from March 2009 to August 2011.

(3)	Mr. Handelman resigned his position as Chief Financial Officer on October 25, 2011.

(4)	Mr. Saloff was appointed Chief Executive Officer on August 29, 2011.

Employment and Consulting Agreements

Employment Agreement with David Saloff

On August 29, 2011, David Saloff was appointed by the Board of Directors to serve as this Company’s Chief Executive Officer through March 31, 2012.  Mr. Saloff is also a director of the Company.  Since March 31, 2012, Mr. Saloff has continued to serve as our Chief Executive Officer, and will continue to do so until the employment is terminated by either the Company or Mr. Saloff upon 60 days’ notice.  Mr. Saloff currently receives a base salary of $15,000 per month.   However, if we obtain debt or equity financing of at least $2 million in the aggregate after the date of his appointment (the “Funding”), the term of Mr. Saloff’s employment will be extended for an additional three years, and Mr. Saloff will receive a bonus of $90,000 upon the completion of the Funding.  In connection with this employment, Mr. Saloff was granted an option to purchase up to 538,713 shares of the Company’s common stock which vests quarterly over a period of one year following the date of grant, at an exercise price of $0.0535 per share, the last trading price on the date of grant.  The option expires after ten years.

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

Stock Option Grant

The following table sets forth information as of December 31, 2011, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2011

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Anthony Cataldo	3,910,692	2,793,389	(1)	–––	$0.17	3/1/2020
Michael Handelman	250,000	–––		–––	$0.17	3/1/2020
David Saloff	388,889	388,889	(2)	–––	$0.09	6/30/2021
David Saloff	134,678	404,035	(3)	–––	$0.0535	8/31/2021

(1)	Vested quarterly for a term of 3 years following grant on March 1, 2010. Unvested shares were forfeited January 25, 2012 following Mr. Cataldo’s resignation in October 2011.
(2)           Vests quarterly beginning September 30, 2011.
(3)           Vests quarterly beginning November 30, 2011.

Director Compensation

Mr. Eaton, appointed a director on June 27, 2011, receives a quarterly payment of $4,500 for his services on the Board of Directors of the Company.  Employee directors (currently only Mr. Saloff) do not receive compensation as directors.  Mr. Dube (an affiliate of Theorem Group, LLC, a significant investor in the Company) also does not receive compensation for serving on the Board.

Effective July, 1, 2011 the Board of Directors adopted a new compensation plan pursuant to which it agreed to pay each member of its Board of Directors an annual base fee of $30,000 for serving as a director, plus $1,250 per month for serving on as the chairperson of any committee of the Board, plus $500 per month for serving as a member of any committee of the Board.  The annual base fee is paid in equal quarterly installments.  In addition, as part of the Board’s new compensation package, Messrs. Eaton and Saloff shall also receive a non-qualified stock option to purchase $70,000 worth ($70,000 divided by the stock price on the date of grant) of  shares of Common Stock.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during fiscal 2011 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2011
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Thomas Hoog	$24,000						$24,000
Kenneth Eaton	$15,000		$19,980				$34,980

Total	$39,000		$19,980				$58,980

(1)           This column represents the aggregate grant date of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Note 9 of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2012 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers, (c) by each of our directors and (d) by all of our current executive officers and directors as a group.  As of March 31, 2012 there were 300,299,838 shares of our common stock issued and outstanding.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2012 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the address of each stockholder is c/o Oxis International, Inc. at 468 N. Camden Drive, 2nd Fl., Beverly Hills, California 90210.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Outstanding Common Stock
Security Ownership of Certain Beneficial Owners:
Theorem Group, LLC (1) 10880 Wilshire Blvd., Suite 950 Los Angeles, CA 90024	5,400,000	1.8	%(1)
Security Ownership of Management:
Anshuman Dube(2) 10880 Wilshire Blvd., Suite 950 Los Angeles, CA 90024	0	*
Kenneth Eaton (3)	187,500	*
Thomas W. Hoog (4)	250,000	*
David Saloff (5)	852,691	*
Executive officers and directors as a group — 4 persons (6)	1,290,191	*
_______________________________________

* Less than 1%.

(1)
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

(2)	Does not include any shares owned by Theorem Group, LLC described in the table. Mr. Dube is the Managing Member of Theorem Group, LLC.

(3)	The holdings of Kenneth Eaton include 187,500 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2012.

(4)	The holdings of Thomas W. Hoog include 250,000 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2012.

(5)	The holdings of David Saloff include 852,691 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2012.

(6)	The holdings of the executive officers and directors as a group include 1,290,191 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2012.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	15,578,979	$0.16	12,844,933
Equity compensation plans not approved by security holders (2)	500,000	$0.29	–––
Total	16,078,979		12,844,933

(1)
As of December 31, 2011, we had options issued and outstanding to purchase 3,597,947 shares of common stock under our 2003 Stock Incentive Plan and 122,500 shares of common stock under the 1994 Stock Incentive Plan.  Our 1994 Stock Incentive Plan terminated on April 30, 2004 and no additional grants may be made under that plan.  As approved by stockholders, we may grant additional options to purchase up to 2,203,465 shares of common stock under our 2003 Stock Incentive Plan as of December 31, 2011.  The number of shares reserved for issuance pursuant to options under the 2003 Stock Incentive Plan was increased by 300,000 shares on January 1, 2011 pursuant to an evergreen provision in the stock option plan.  On August 25, 2011, stockholders approved the 2010 Stock Incentive Plan.  As of December 31, 2011, we had options issued and outstanding for the purchase of 11,858,532 shares of our common stock under the 2010 Plan. We may grant additional options to purchase up to 10,641,468 shares of common stock under our 2003 Stock Incentive Plan as of December 31, 2011.

(2)
We have reserved 500,000 shares of common stock for issuance outside of our stock incentive plans. At December 31, 2011, options to purchase 500,000 shares of common stock are outstanding outside of our stock incentive plans.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We currently rent office space and administrative facilities from Theorem Capital, LLC, an affiliate of one of our major stockholders, Theorem Group, LLC.  Theorem Group, LLC currently beneficially owns in excess of 45.4% of this company’s voting capital stock.  The facilities have been rented on a month-to-month basis since October 2009 at a monthly rate of $5,000 per month.  Mr. Dube, a member of our board of directors, is the managing director of Theorem Group, LLC and Theorem Capital, LLC.  We paid Theorem Capital, LLC a total of $60,000 under this arrangement during the fiscal year ended December 31, 2011.

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

Director Independence

We believe that Messrs. Eaton, Hoog and Dube qualify as “independent directors” as defined by Item 407 of Regulation S-K.

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

Our Board of Directors has determined that Messrs. Eaton and Hoog are independent directors because they are non-employee directors and have no other affiliation with the company.  Although Mr. Dube, a member of our board of directors, is the managing director of Theorem Group, LLC and Theorem Capital, LLC, the Board does not believe that the $5,000 monthly rent payment made by this company to Theorem Capital, LLC pursuant to the month-to-month lease of the company’s executive offices interferes with Mr. Dube’s exercise of independent judgment in carrying out his responsibilities of a director.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2010 and 2011.  The Audit Committee has appointed Seligson & Giannattasio, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2012.  The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2010 and 2011 fiscal years.

	2010	2011
Audit Fees (1)	$50,500	$50,500
Audit-Related Fees (2)	—
Tax Fees (3)	—	—
All Other Fees	—	—
Total	$50,500	$50,500

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2010 and 2011 fiscal years.

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

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Oxis International, Inc.	10-K	03/31/11	3.2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock of Oxis International, Inc., dated February 5, 2010	8-K	2/16/10	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock of Oxis International, Inc., dated March 18, 2011.	10-K	03/31/11	3.4

3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

4.1	Convertible Demand Promissory Note dated April 7, 2009	8-K	4/13/09	4.1

4.2	Form of Warrant to Purchase Common Stock dated April 7, 2009	8-K	4/13/09	4.2

4.3	Oxis International, Inc. 2003 Stock Incentive Plan	DEF 14A	5/8/2003	Appendix B

4.4	Form of Convertible Debenture dated October 1, 2009	8-K	10/09/09	4.2

4.5	Form of Series A Common Stock Purchase Warrant dated October 1, 2009	8-K	10/09/09	4.3

4.6	Form of Series B Common Stock Purchase Warrant dated October 1, 2009	8-K	10/09/09	4.4

4.7	Oxis International, Inc. 2010 Equity Incentive Plan	10-K	03/31/11	4.7

4.8	John E. Repine Consulting Agreement, dated June 28, 2011	S-8	06/29/11	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.1	Form of Indemnification Agreement between OXIS International, Inc. and its Officers and Directors	SB-2	02/25/05	10.P

10.2	Common Stock Purchase Warrant dated June 2, 2006.	8-K	7/26/06	10.2

10.3	Amendment #2 to Exclusive License and Supply Agreement dated July 19, 2006.	8-K	7/26/06	10.3

10.4	Form of Secured Convertible Debenture dated October 25, 2006.	8-K	10/26/06	10.2

10.5	Form of Series A, B, C, D, E Common Stock Purchase Warrant dated October 25, 2006.	8-K	10/26/06	10.3

10.6	Secured Promissory Note from Percipio Biosciences, Inc. dated December 11, 2008	8-K	12/18/08	10.2

10.7	Securities Purchase Agreement dated October 1, 2009	8-K	10/09/09	4.1

10.8	Waiver Agreement dated October 1, 2009	8-K	10/09/09	10.1

10.9	Standstill And Forbearance Agreement Dated October 1, 2009	8-K	10/09/09	10.2

10.10	Escrow Agreement dated as of October 2, 2009, by and among OXIS, Theorem Group, LLC, Theorem Capital, LLC and Law Offices of Jacques Chen.	10-K	3/30/10	10.14

10.11	Exchange Agreement dated February 10, 2010	8-K	02/16/10	10/1

10.12	Assignment and Assumption Agreement, dated April 7, 2009, between Oxis International, Inc. and Bristol Investment Fund, Ltd.	8-K	4/13/09	99.1

10.13	Employment Agreement by and between OXIS and Michael Handelman, dated March 11, 2010	10-K	3/30/10	10.14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.14	Employment Agreement, dated March 26, 2010, between Oxis International, Inc. and Anthony J. Cataldo.	10-K	3/30/10	10.14

10.15	Employment Agreement by and between OXIS and Bernard Landes, dated March 11, 2010	10-K	3/30/10	10.14

10.16	Commitment Letter for Subordinated Bridge Revolving Line of Credit, dated October 13, 2010, by and between Gemini Pharmaceuticals, Inc. and OXIS International, Inc.	10-K	03/31/11	10.16

10.17	Series I Preferred Stock Purchase Agreement, dated November 10, 2010, by and between OXIS International, Inc. and Oasis Oxis Investment Group, LLC.	10-K	03/31/11	10.17

10.18	First Amendment to 0% Convertible Debenture dated as of December 23, 2010, by and among OXIS International, Inc., Theorem Group, LLC and Easter Advisors Capital, Ltd.	10-K	03/31/11	10.18

10.19	Joint Venture Agreement, dated June 29, 2011, by and among OXIS International, Inc., John E. Repine, M.D., and Ergo ARDS, LLC.	8-K	07/12/11	10.1

21.1	Subsidiaries of OXIS International, Inc.	10-K	3/30/10	21.1

23.1	Consent of Seligson and & Giannattasio, LLP				X

31.1	Certification of the Principal Executive Officer and the Principal Financial Officerpursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2012	OXIS International, Inc. By: /s/ David Saloff David Saloff Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Saloff David Saloff	Chief Executive Officer (Principal Executive Officer) and acting Chief Financial Officer (the Principal Financial Officer)	April 16, 2012
/s/ Anshuman Dube Anshuman Dube	Director	April 16, 2012
/s/ Kenneth Eaton Kenneth Eaton	Director	April 16, 2012
/s/ Thomas W. Hoog Thomas W. Hoog	Director	April 16, 2012

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Contents

Page
Report of Independent Registered Public Accounting Firm
Seligson & Giannattasio, LLP	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2011 and 2010	F-2
Statements of Operations For Years Ended December 31, 2011 and 2010	F-3
Statement of Stockholders’ Equity (Deficit) For Years Ended December 31, 2011 and 2010	F-4
Statements of Cash Flows For Years Ended December 31, 2011 and 2010	F-5
Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oxis International, Inc.

We have audited the accompanying consolidated balance sheets of Oxis International, Inc. (the "Company") and subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxis International, Inc. and subsidiary as of December 31, 2011 and 2010 and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
April 16, 2012

OXIS International, Inc. and Subsidiaries
December 31, 2011 and 2010
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$92,000	$54,000
Inventories	12,000	—
Prepaid expenses	—	83,000
Total Current Assets	104,000	137,000
Property, plant and equipment, net	—	—
Patents, net	25,000	48,000
Goodwill and other assets, net	—	—
Total Other Assets	25,000	48,000
TOTAL ASSETS	$129,000	$185,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$806,000	$625,000
Accrued interest	1,598,000	1,439,000
Accrued expenses	607,000	414,000
Line of credit	25,000
Warrant liability	158,000	1,012,000
Demand notes payable, net of discount of $54,000 and $0	266,000	205,000
Convertible debentures, net of discount of $0 and $250,000, current portion	775,000	415,000
Convertible debentures	995,000	1,544,000
Total Current Liabilities	5,230,000	5,654,000
Total Liabilities	5,230,000	5,654,000
Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; and 269,299,838 and 149,571,976 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	269,000	149,000
Additional paid-in capital	78,422,000	74,474,000
Accumulated deficit	(83,795,000)	(80,095,000)
Total Stockholders’ Deficit	(5,101,000)	(5,469,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129,000	$185,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
December 31, 2011 and 2010
Statements of Operations

	December 31,
	2011	2010
Revenue:
Product revenues	$26,000	$11,000
License revenues	—	—
TOTAL REVENUE	26,000	11,000
Cost of Product Revenue	48,000	65,000
Gross profit (loss)	(22,000)	(54,000)
Operating Expenses:
Research and development	17,000	179,000
Selling expenses	420,000	—
Selling, general and administrative	3,469,000	2,264,000
Total operating expenses	3,906,000	2,443,000
Loss from Operations	(3,928,000)	(2,497,000)

Change in value of warrant and derivative liabilities	784,000	15,000
Interest expense/income	(556,000)	(513,000)
Total Other Income (Expense)	228,000	(498,000)

Loss before provision for income taxes	(3,700,000)	(2,995,000)
Provision for income taxes	—	—
Net loss	(3,700,000)	(2,995,000)
Deemed dividends	—	23,000
Net loss attributable to common shareholders	$(3,700,000)	$(3,018,000)
Loss Per Share – basic and diluted	$(0.02)	$(0.03)

Weighted Average Shares Outstanding – basic and diluted	201,099,910	109,374,295

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2009	121,230	$1,000	67,040,809	$67,000	$71,308,000	$(77,100,000)
Issuance of stock options					149,000
Issuance of Preferred stock Series I	1,666,667	2,000			248,000
Issuance of common stock for services			3,984,723	4,000	674,000
Conversion of debt			75,047,995	75,000	2,075,000
Exercise of warrants			3,398,449	3,000	23,000
Exercise of stock options			100,000		20,000
Deemed dividend					(23,000)
Net loss						(2,995,000)
Balance, December 31, 2010	1,787,897	$3,000	149,571,976	$149,000	$74,474,000	$(80,095,000)
Issuance of stock options					307,000
Issuance of common stock for services			18,210,498	18,000	2,355,000
Conversion of debt			77,734,000	78,000	1,286,000
Exercise of warrants			23,783,364	24,000
Net loss						(3,700,000)
Balance at December 31, 2011	1,787,897	$3,000	269,299,838	$269,000	$78,422,000	$(83,795,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,700,000)	$(2,995,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	23,000	31,000
Stock compensation expense for options and warrants issued to employees and non-employees	307,000	149,000
Issuance of shares for services	2,373,000	746,000
Amortization of debt discounts	284,000	441,000
Change in value of warrant and derivative liabilities	(854,000)	15,000
Changes in operating assets and liabilities:
Inventory	(12,000)	(76,000)
Other assets	83,000	—
Accounts payable and accrued liabilities	533,000	154,000
Net cash used in operating activities	(963,000)	(1,535,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	—	250,000
Proceeds from exercise of stock options and warrants	24,000	46,000
Proceeds from notes payable	977,000	—
Repayment of notes payable	—	—
Net cash flows from financing activities	1,001,000	296,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,000	(1,239,000)
CASH AND CASH EQUIVALENTS - Beginning of period	54,000	1,293,000
CASH AND CASH EQUIVALENTS - End of period	$92,000	$54,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

1.           The Company and Summary of Significant Accounting Policies

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $83,795,000 through December 31, 2011.  On a consolidated basis, the Company had cash and cash equivalents of $92,000 at December 31, 2011. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $158,000 and $106,000 for the years ended December 31, 2011 and 2010, respectively.

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000.  Through December 31, 2012, all balances in U.S. non-interest bearing accounts are fully insured.  The Company had no balances in excess of this limit at December 31, 2011, although at times during the year, the Company may have exceeded the insured limits. Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and generally requires no collateral from customers. The Company maintains allowances for estimated probable losses, when applicable.

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

The Company granted stock options to purchase 4,452,717 and 10,534,761 shares of the Company’s common stock to employees and directors during the year ended December 31, 2011 and 2010, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2011: expected volatility of 12% to 14%; average risk-free interest rate of 1.76% to 2.28%; initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $307,000 and $149,000 for the year ended December 31, 2011 and 2010, respectively.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Stock Based Compensation to Other than Employees

The Company granted stock options to purchase 500,000 and 1,000,000 shares of the Company’s common stock to non-employees during the year ended December 31, 2011 and 2010, respectively. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized $4,000 and $48,000 in share-based compensation expense for non-employees for the year ended December 31, 2011 and 2010, respectively.

Inventories

The Company states its inventories at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The physical count of inventory takes place at the end of the year, and the Company makes estimates of inventory at interim dates. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at December 31, 2011. Below is a summary of inventory at December 31, 2011 and 2010, respectively.

	December 31, 2011	December 31, 2010
Raw materials	$12,000	$0
Work in process	0	0
Finished goods	0	0
	$12,000	$0

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
December 31, 2011

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled 225,840,307 in 2011 and 281,377,494 in 2010.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 liabilities consist of two liabilities arising from the issuance of convertible securities and in accordance with EITF 00-19: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured on a quarterly basis. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2011.

Description	Level 1	Level 2	Level 3

Liabilities
Warrant Liability		$158,000

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
December 31, 2011

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

2.           Patents

	December 31,
	2011	2010
Capitalized patent costs	$640,000	$640,000
Accumulated amortization	(615,000)	(592,000)
	$25,000	$48,000

Periodically, the Company reviews its patent portfolio and has determined that certain patent applications no longer possessed commercial viability or were abandoned since they were inconsistent with the Company's business development strategy.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

The following table presents expected future amortization of patent costs that may change according to the Company's amortization policy upon additional patents being issued or allowed:

2012	$11,000
2013	4,000
2014	4,000
2015	4,000
2016	2,000

3.           Debt

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
December 31, 2011

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

On April 9, 2008 and April 28, 2008, the Company was sent demand letters from one of the Purchasers, Bristol Investment Fund, Ltd., stating that the Company was in default under the Debentures due to lack of payment of required monthly principal installment payments starting in February 1, 2007.  At the time of the April 9, 2008 letter, the Company and Bristol were in active negotiations on a proposed financing transaction which would provide the Company an opportunity to resolve the existing default under the Debentures.  The proposed financing transaction was not accepted by all Purchasers and therefore was not executed.  In the April 28, 2008 letter, Bristol demanded that the Company provide them with a definitive plan of action to resolve the existing default within three business days.  Bristol did not make any specific demands for other costs, expenses or liquidated damages to date.  On May 30, Cranshire Capital, LP (“Cranshire”), another Purchaser, sent a letter to the Company stating that the Company was in default on the Debentures and that Cranshire intended to seek all potential remedies.  In response to the default letters received from Bristol and Cranshire, the Company’s management had communicated its plan to pay all amounts due under the terms of the Debentures upon the sale of its 53% interest in BioCheck, Inc. and its research assay business prior to the maturity date of the Debentures on October 25, 2008 and referenced four non-binding letters of intent that it had received from potential purchasers.  The indications of value contained in the letters of intent would provide, if closed, funds sufficient to pay off the Purchasers and additionally provide cash resources to support a business plan based on its neutraceutical and therapeutic assets. The Company was in active negotiations with the Purchasers aimed at resolving the existing default under the Debentures and avoiding the foreclosure sale.

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
December 31, 2011

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

During 2011investors converted an additional $605,000 of the principal amount for 60,500,000 shares of the Company’s common stock.

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

At December 31, 2011 and 2010, the Company determined the fair value of the warrants was $62,000 and $147,000, respectively.

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
December 31, 2011

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
December 31, 2011

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

During 2011, Investors converted $610,000 of the principal amount for 12,200,000 shares of the Company’s common stock.

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

In November, 2011, the Company entered into a financing arrangement with several accredited investors (the “November 2011 Investors”), pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $275,000 (the “November 2011 Financing”).  In connection with the November 2011 Financing, the Company issued the following securities to the November 2011 Investors:

•	8% Convertible Debentures in the principal amount of $275,000 due October, 2013, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and
•
Warrants to purchase 5,500,000 of shares of the Company’s common stock.   The Class A Warrants and Class B Warrants (collectively, the “Warrants”) are exercisable for up to two years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

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
December 31, 2011

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
December 31, 2011

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
December 31, 2011

During 2010, Bristol converted $50,000 of the principal amounts for 5,000,000 shares of the Company’s common stock.

On February 7, 2011 the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd., pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Bristol Note is convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the Bristol Note, the Company issued Bristol a Series A Warrant to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.0625, and a Series B Warrant to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issue.  Bristol may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrants on a cashless basis, the Company will not receive any proceeds.

On February 7, 2011 the Company entered into a convertible demand promissory note with Net Capital Partners, Inc., pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Net Capital Note is convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the Net Capital Note, the Company issued Net Capital a Series A Warrant to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.0625, and a Series B Warrant to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issue.  Net Capital may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Net Capital exercises the Warrants on a cashless basis, the Company will not receive any proceeds.

On March 4, 2011 the Company entered into a convertible demand promissory note with Bristol Investment Fund, Ltd., pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000.  The Bristol Note is convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the Bristol Note, the Company issued Bristol a Series A Warrant to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.0625, and a Series B Warrant to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issue.  Bristol may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Bristol exercises the Warrants on a cashless basis, the Company will not receive any proceeds.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

During 2010, investors converted $204,165 of the principal amounts for 20,416,500 shares of the Company’s common stock.

On October 26, 2011 the Company entered into a convertible demand promissory note with Theorem Group LLC., pursuant to which Theorem purchased an aggregate principal amount of $200,000 of convertible demand promissory notes for an aggregate purchase price of $157,217.  The Note will be convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the Theorem Note, the Company issued Net Capital a Series A Warrant to purchase 10,000,000 shares of common stock of the Company at a per share exercise price of $0.0625, and a Series B Warrant to purchase 10,000,000 shares of common stock of the Company at a per share exercise price of $0.075. The Series A Warrants and Series B Warrants are exercisable for up to seven years from the date of issue.  Theorem may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event Theorem exercises the Warrants on a cashless basis, we will not receive any proceeds.

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

Joint Ventures

In March 2011, the Company agreed to form a joint venture with engage:BDR, Inc., an on-line marketing company that offers both premium and placement-specific display marketing solutions and the ability to distribute campaigns through its own display platforms and channels.  engage:BDR partners with most of comScore's top 1000 websites (globally) for the most advanced display marketing capabilities.  Under the joint venture agreement, engage:BDR will provide a full range of online marketing services to the joint venture, including developing brand strategy, the design of all digital media and interfaces, online media planning and buying, leveraging and integrating social media, and customer analysis.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

In March 2012 the Company signed a term sheet with engage:BDR that further evidences its arrangement and that permits both parties to commence operations under the arrangement.  The parties contemplate that the existing binding arrangement will be evidenced by a formal limited liability company agreement that the parties are preparing. The following is a summary of the principal provisions of our joint venture arrangement (the “Joint Venture”) with engage:BDR, Inc.:

A.           The Company has agreed to grant the Joint Venture an exclusive license for the on-line marketing of products containing EGT™.  The first product to be marketed and sold through the Joint Venture shall be Oxis’ ErgoFlex™ product, which product was successfully test marketed in mail offering in late 2010 and early 2011.  Additional Oxis products designated by the Company will be offered by the Joint Venture.  If both parties agree, third party products may also be offered through the Joint Venture.  However, nothing in the Joint Venture is intended to prohibit the Company from marketing, distributing and selling ErgoFlex™ or any of its other current or future products by means other than through online sales.

B.           Oxis and engage:BDR have agreed to make the following  contributions to the Joint Venture:

(a)           Oxis will contribute up to $240,000 during the first year following the formation of the Joint Venture.  These funds will be provided if, when and as needed by the Joint Venture.  OXIS’ cash capital contribution will be used (i) to purchase ErgoFlex and other products from Oxis, at OXIS’ cost, without any markup, (ii) to purchase website media inventory from engage:BDR, at engage:BDR’s cost, plus a 15% administrative mark-up, and (iii) to fund the Joint Venture’s other operating costs.  engage:BDR has agreed to waive the 15% administrative mark-up through December 31, 2012.

(b)           In addition to the cash, OXIS’ contribution to the Joint Venture includes the exclusive license for the on-line marketing of any products created by Oxis which utilize its proprietary EGT™.

(c).           engage:BDR , at its own cost and expense, is designing, developing and providing to the Joint Venture, on a turnkey basis, all online product offering systems and technologies, including website layouts, landing pages, graphic designs, display advertising, rich media, in-banner and in-stream video development.  During the initial start-up phase of the Joint Venture, engage:BDR will, at its own cost and expense, also manage all day-to-day online activities of the Joint Venture.

Cash from operations in excess of the amounts needed for its operations and for reasonable reserves, shall be distributed by the Joint Venture in the following order:

(a)           First, to Oxis on a cumulative basis, an amount equal to the cash that OXIS contributed to the Joint Venture, and

(b)           Thereafter, all excess net operating cash will be distributed 50.1% to Oxis and 49.9% to engage:BDR.

C.           The administrative affairs of the Joint Venture shall be managed by a committee consisting of one representative of each Joint Venture member.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

As additional consideration for engage:BDR entering into the Joint Venture and for contributing its services in designing, developing and implementing the advertising platform, at the time that the Joint Venture operating agreement is signed, OXIS will grant engage:BDR a two-year option to purchase Oxis securities.  The option shall entitle engage:BDR to purchase the type of securities sold by us in a future $6,000,000 or more financing, on the same terms and conditions, and at the same price, as such securities are sold to third party investors in such financing.  The number of such securities that engage:BDR may purchase upon the exercise of the option (determined by assuming all convertible securities are converted and all exercisable securities are exercised) shall be equal to 4.99% of the Company’s common stock issued and outstanding on the date the Joint Venture agreement is signed.  If the Company has not raised $6,000,000 by December 31, 2012, commencing on that date, engage:BDR will have a two-year right to purchase Oxis’ common stock at a price equal to $.03.  OXIS has also agreed to issue to engage:BDR a warrant to purchase up to 5,000,000 shares of its common stock if the Joint Venture, through engage:BDR efforts, attains certain revenue and profits targets.  The warrant will have an exercise price of $.03 per share.

On June 29, 2011 the Company entered into a Joint Venture Agreement (“Joint Venture Agreement”) with John E. Repine, M.D. (“Dr. Repine”), a member of the Company’s advisory board.  Under the terms of the Joint Venture Agreement, the Company formed a Delaware limited liability company, Ergo ARDS, LLC (the “ARDS Venture”), in which the Company holds a 60% membership interest and Dr. Repine holds a 40% membership interest.  The ARDS Venture was formed to develop, acquire and market dietary supplements, cosmeceutical products, nutraceutical products, medical foods and pharmaceuticals using EGT™ for treating, diagnosing and preventing acute respiratory distress syndrome and other lung disorders (collectively “ARDS”).

Concurrently with the execution of the Joint Venture Agreement, Dr. Repine assigned his interest in the patent applications relating to the use of ERGO in treating ARDS (the “Assigned IP”) to the ARDS Venture.  In consideration for the Assigned Interest, Dr. Repine was issued a 40% membership interest in the ARDS Venture.

Oxis will be responsible for supplying EGT™ to the ARDS Venture at no cost in connection with the ARDS Venture’s animal studies. Oxis will also pay all patent prosecution and maintenance costs relating to the Assigned IP.  The ARDS Venture is required to make payments to Dr. Repine upon the achievement of certain milestones by the ARDS Venture.  Any future payments to Dr. Repine shall be made based on the achievement of following milestones with respect to products to be commercialized using the Assigned IP:

•	The ARDS Venture shall pay the following cash amounts to Dr. Repine upon the attainment of the following milestones:

(i)           Licensing the Assigned IP to a pharmaceutical company -- $1,000,000;

(ii)           Completion of Phase I Clinical Trial -- $250,000;

(iii)           Completion of Phase II Clinical Trial --  $1,000,000;

(iv)           Completion of pivotal Phase III Clinical Trial -- $1,500,000; and

(v)           Receipt of FDA Marketing approval -- $3,000,000

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

•	The ARDS Venture shall pay the following cash amounts to Dr. Repine upon the attainment of the following milestones:

(i)           Licensing the Assigned IP to, or entering into a distribution agreement with, a nutraceutical or similar company -- $100,000; and

(ii)           Gross sales of products utilizing EGT™ in the field – 5% of annual gross sales by the ARDS Venture or any licensee or distributor (including Oxis).

Following the successful completion of the animal studies, Oxis and Dr. Repine will make a joint decision to commence human clinical trials. If the parties do not agree to proceed, the Joint Venture Agreement will terminate and the intellectual property belonging to the ARDS Venture will be assigned to the party that elected to proceed.  In the event both parties agree to not proceed, the ARDS Venture will continue to hold the intellectual property.  If the parties agree to proceed, Oxis will use its best efforts to raise $3 million for the ARDS Venture.  Once the $3 million in funds have been successfully raised by Oxis, Oxis will no longer be responsible for paying the ARDS Venture’s operating costs, including costs related to the ARDS Venture’s intellectual property.

The ARDS Venture will be managed by Dr. Repine as Manager, who will also serve as the ARDS Venture’s Chief Executive Officer and Treasurer. The ARDS Venture will also have a board of five members, consisting of Dr. Repine and a designee of Dr. Repine, and three designees of Oxis.

4.           Stockholders' Equity

Common Stock

Under the Company's Second Amended and Restated Certificate of Incorporation, the Company was authorized to issue a total of 150,000,000 shares of Common Stock.

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

During the year ended December 31, 2011 and 2010, the Company issued a total of 77,734,000 and 75,047,995 shares of common stock for debt conversion valued at $1,364,000 and $2,342,000, respectively.

During the year ended December 31, 2011and 2010, the Company issued a total of 18,210,498 and 3,984,723 shares of common stock for the payment of services valued at $2,373,000 and $534,000, respectively.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Common Stock Warrants

Warrant transactions for the years ended December 31, 2011 and 2010 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	93,256,118	$0.17
Granted	3,300,000	0.12
Exercised	3,637,500	0.01
Expired	12,877,366	0.83
Outstanding, December 31, 2010:	80,041,252	0.07
Adjustment for warrants previously reported as unexercised	(400,000)	0.06
Granted	33,010,000	0.04
Exercised	3,983,364	0.06
Expired	3,666,636	0.08
Outstanding at December 31, 2011:	105,001,252	0.06

Exercisable warrants:
December 31, 2010	79,891,252	0.07
December 31, 2011	104,851,252	0.06

Stock Options

The Company has reserved 22,500,000 shares of its common stock at December 31, 2011 for issuance under the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan, approved by stockholders at the 2011 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2011, 10,641,468 shares of common stock were available for grant and options to purchase 11,858,532 shares of common stock are outstanding under the 2010 Plan.

The Company has reserved 5,801,412 shares of its common stock at December 31, 2011 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2011, 2,203,465 shares of common stock were available for grant and options to purchase 3,597,947 shares of common stock are outstanding under the 2003 Plan.

The Company has reserved 122,500 shares of its common stock at December 31, 2011 for issuance pursuant to the future exercise of outstanding options granted under the 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan permitted the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. This Plan expired on April 30, 2003 and no further issuances will occur. Options to purchase 122,500 shares of common stock are outstanding at December 31, 2010 under the 1994 Plan.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

In addition, the Company has reserved 500,000 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2011, options to purchase 500,000 shares of common stock are outstanding outside of its stock incentive plans.

The following table summarizes stock option transactions for the years ended December 31, 2011 and 2010:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	4,355,032	$0.33
Granted	11,534,761	0.17
Exercised	(100,000)	0.23
Expired	(1,855,142)	0.32
Outstanding, December 31, 2010	13,934,651	$0.15
Granted	4,952,717	0.07
Exercised	-
Expired	(2,808,389)	$0.17
Outstanding, December 31, 2011	16,078,979	0.19

Exercisable Options:
December 31, 2010	7,601,477	$0.14
December 31, 2011	12,274,829	$0.18

The weighted-average fair value of options granted was $1,485,000 and $159,000 in 2011 and 2010, respectively.

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.05 to $0.15	5,960,717	5.47	$0.08	2,156,567	$0.11
$0.16 to $0.20	8,002,813	7.59	$0.17	8,002,813	$0.17
$0.21 to $0.35	872,537	3.82	$0.27	872,537	$0.27
$.36 to $.69	1,242,912	1.42	$0.39	1,242,912	$0.39
	16,078,979			12,274,829

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Stock Compensation

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2011: expected volatility of 116%; average risk-free interest rate of 1.94% and 2.28%, respectively; initial expected life of 5 years, respectively; no expected dividend yield; and amortized over the vesting period.

Employment Agreements

In March 2010, the Company entered into one-year employment agreements with its then president and chief financial officer.  The agreements renew automatically for up to four additional consecutive one year periods unless terminated by either party.  Among other provisions, the agreements provide for base salaries of $100,000 and $54,000, respectively and provide for the granting of options to purchase up to 2,220,453 and 250,000 shares of common stock respectively.

In March 2010, the Company entered into a three-year employment agreement with its then chief executive officer.  The agreement renews automatically for successive one year terms unless terminated by either party.  Among other provisions, the agreements provides for a base salary of $180,000, provides for an annual bonus to be determined by the Board of Directors and provides for the granting of options to purchase 6,704,081 shares of the Company’s common stock, exercisable at $0.17 per share.

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
December 31, 2011

Consulting Agreements

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

5.           Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	December 31,
	2011	2010
Deferred tax assets:
Federal net operating loss carryforward	$12,213,000	$11,972,000
Other	687,000	618,962
Patent amortization	(13,000)	(12,000)
Deferred tax assets before valuation	12,887,000	12,578,962
Valuation allowance	(12,887,000)	(12,578,962)
Net deferred income tax assets	$—	$—

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

Tax Carryforward

At December 31, 2011, the Company had net operating loss carryforwards of approximately $28,430,000 to reduce United States federal taxable income in future years. These carryforwards expire through 2030.

6.           Geographical Reporting

Revenues attributed to North America include shipments to customers in the United States, Canada and Mexico. Revenues attributed to EMEA include shipments to customers in Europe, Middle East and Africa. Revenues from shipments (including those included in discontinued operations) to customers by geographical region are as follows:

	Year Ended December 31,
	2009	2010
North America	$26,000	$11,000
EMEA
Latin America
Asia Pacific
Other Countries

Total	$26,000	$11,000

None of the Company's consolidated long-lived assets were located outside of the United States.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

7.           Subsequent Events

In March 2012, the Company entered into a consulting agreement with Dr. Tony Nakhla.  Dr. Nakhla is a Board Certified Dermatologist, Dermatologic Surgeon, Medical Director of OC Skin Institute, and author of “The Skin Commandments: 10 Rules to Healthy, Beautiful Skin.”  The Company has engaged Dr. Nakhla to, among other things, (i) assist the Company in the development of new line of skin care products that incorporate EGT™, (ii) assist the Company in developing a marketing strategy for our new skin care products, (iii) act as a principal spokesperson for the Company’s skin care products and as the exclusive medical spokesperson for skin care products, and (iv) in general raise public awareness about EGT™ and its health benefits.  It is the Company’s goal to jointly develop a line of skin care products with Dr. Nakhla, which skin care products contain ERGO and that are either branded with Dr. Nakhla or that are otherwise endorsed by him.  The Company has agreed to give Dr. Nakhla a percentage of net profits, if any, that the Company generates from skin care products that the Company develops through his services and that bear his name in the label, or contain an endorsement from him on the product, on its packaging, or in any of the marketing materials.  In addition, as a further incentive, the Company has also agreed to grant Dr. Nakhla warrants to purchase up to 4,000,000 shares of our common stock.  The warrant will have an exercise price of $0.02, and a term of ten years.  The warrant will vest over a period of 36 months (as to 111,111 shares on the last day of each calendar month, and as to 111,115 on the last day of the 36th month) commencing with March 2012, provided that Dr. Nakhla is still providing services to the Company under the consulting agreement at the end of each such calendar month.

On March 1, 2012, David Saloff was named Chairman of the Board.

In addition, Mr. Saloff was granted an option to acquire shares equal to 9.9% of the outstanding amount of common shares as of March 1, 2012 (26,334,193 shares), with an exercise price of $0.04.  One third of the options vest immediately and the balance vest over 36 months.

Beginning in January 2012, members of the Board of Directors are to receive $3,000 per quarter either in cash or registered shares, plus an option to purchase 25,000 shares at the market price at the end of each quarter.  The options will vest equally over a one year period.