Form 10-Q
period 2012-03-31
OXIS INTERNATIONAL INC
filed 2012-05-21
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At May 15, 2012, the issuer had outstanding the indicated number of shares of common stock:  329,799,238.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120,000	$92,000
Inventories	12,000	12,000
Prepaid expenses	12,000	—
Total Current Assets	144,000	104,000
Patents, net	22,000	25,000
Total Other Assets	22,000	25,000
TOTAL ASSETS	$166,000	$129,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$815,000	$806,000
Accrued interest	1,442,000	1,598,000
Accrued expenses	669,000	607,000
Line of credit	25,000	25,000
Warrant liability	303,000	158,000
Demand notes payable, net of discount of $25,000 and $54,000	238,000	266,000
Convertible debentures, net of discount of $0 and $0, current portion	995,000	775,000
Convertible debentures	942,000	995,000
Total Current Liabilities	5,429,000	5,230,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 300,299,838 and 269,299,838 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	300,000	269,000
Additional paid-in capital	78,844,000	78,422,000
Accumulated deficit	(84,410,000)	(83,795,000)
Total Stockholders’ Deficit	(5,263,000)	(5,101,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$166,000	$129,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenue:
Product revenues	1,000	$20,000
License revenues	—	—
TOTAL REVENUE	1,000	20,000
Cost of Product Revenue	1,000	25,000
Gross profit (loss)	—	(5,000)
Operating Expenses:
Research and development	—	21,000
Selling, general and administrative	396,000	1,832,000
Total operating expenses	396,000	1,853,000
Loss from Operations	(396,000)	(1,858,000)
Interest income		—
Change in value of warrant and derivative liabilities	(145,000)	103,000
Interest expense	(74,000)	(168,000)
Total Other Income (Expense)	(219,000)	(65,000)
Loss before provision for income taxes	(615,000)	(1,923,000)
Provision for income taxes	—	—
Net loss	(615,000)	(1,923,000)
Loss Per Share, basic and diluted	$0.00	$(0.01)
Weighted Average Shares Outstanding, basic and diluted	282,981,157	152,561,121

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2012 (unaudited) and
Year Ended December 31, 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2010	1,787,897	$3,000	149,571,976	$149,000	$74,474,000	$(80,095,000)
Issuance of stock options					307,000
Issuance of common stock for services			18,210,498	18,000	2,355,000
Conversion of debt			77,734,000	78,000	1,286,000
Exercise of warrants			23,783,364	24,000
Net loss						(3,700,000)
Balance at December 31, 2011	1,787,897	$3,000	269,299,838	$269,000	$78,422,000	$(83,795,000)
Issuance of stock options					143,000
Conversion of debt			31,000,000	31,000	279,000
Net loss						(615,000)
Balance at March 31, 2012	1,787,897	$3,000	300,299,838	$300,000	$78,844,000	$(84,410,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011

	Three months Ended March 31,
	2012 (unaudited)	2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(615,000)	$(1,923,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	3,000	7,000
Stock compensation expense for options and warrants issued to employees and non-employees	143,000	44,000
Issuance of shares for services	—	97,000
Amortization of debt discounts	29,000	83,000
Change in value of warrant and derivative liabilities	145,000	(103,000)
Changes in operating assets and liabilities:
Other assets	(120,000)	(12,000)
Accounts payable and accrued expenses	115,000	1,660,000
Net cash used in operating activities	(192,000)	(147,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options and warrants	—	—
Proceeds of short-term borrowings	220,000	94,000
Net cash provided by financing activities	220,000	94,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	28,000	(53,000)
CASH AND CASH EQUIVALENTS - Beginning of period	92,000	54,000
CASH AND CASH EQUIVALENTS - End of period	$120,000	$1,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $84,410,000 through March 31, 2012.  On a consolidated basis, the Company had cash and cash equivalents of $120,000 at March 31, 2012. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
March 31, 2012
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

The Company granted stock options to purchase 26,384,193 and 500,000 shares of the Company’s common stock to employees and directors during the three months ended March 31, 2012 and 2011, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2012: expected volatility of 116%; average risk-free interest rate of 1.04% to 2.04%; initial expected life of 5 to 10 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $143,000 and $44,000 for the three months ended March 31, 2012 and 2011, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the three months ended March 31, 2012 and 2011, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the three months ended March 31, 2012 and 2011, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at March 31, 2012 totaled 225,840,307.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2012.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	303,000	—

Note 2 – Patents

	March 31, 2012	December 31, 2011
Capitalized patent costs	$640,000	$640,000
Accumulated amortization	(618,000)	(615,000)
	$22,000	$25,000

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

The following table presents expected future amortization of patent costs that may change according to the Company's amortization policy upon additional patents being issued or allowed:

2012	12,000
2013	4,000
2014	4,000
2015	4,000
2016	1,000

Note 3 -- Debt

Convertible debentures

On October 25, 2006, the Company entered into a securities purchase agreement (“2006 Purchase Agreement”) with four accredited investors (the “2006 Purchasers”). In conjunction with the signing of the 2006 Purchase Agreement, the Company issued secured convertible debentures (“2006 Debentures”) and Series A, B, C, D, and E common stock warrants (“2006 Warrants”) to the 2006 Purchasers, and the parties also entered into a security agreement (the “2006 Security Agreement”) pursuant to which the Company agreed to grant the 2006 Purchasers, pari passu, a security interest in substantially all of the Company’s assets.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

Pursuant to the terms of the 2006 Purchase Agreement, the Company issued the 2006 Debentures in an aggregate principal amount of $1,694,250 to the 2006 Purchasers. The 2006 Debentures are subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The 2006 Debentures were due on October 25, 2008. The 2006 Debentures are convertible, at the option of the 2006 Purchasers, at any time prior to payment in full, into shares of common stock of the Company. As a result of the full ratchet anti-dilution provision the current conversion price is $0.01 per share (the “2006 Conversion Price”). Beginning on the first of the month beginning February 1, 2007, the Company was required to amortize the 2006 Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts could have been paid in cash or in shares, subject to certain restrictions. If the Company chose to make any Monthly Redemption Amount payment in shares of common stock, the price per share would have been the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10-trading days prior to the due date of the Monthly Redemption Amount. The Company did not make any of the required monthly redemption payments.

Pursuant to the provisions of the 2006 Debentures, such non-payment was an event of default and penalty interest has accrued on the unpaid redemption balance at an interest rate equal to the lower of 18% per annum and the maximum rate permitted by applicable law. In addition, each of the 2006 Purchasers has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the 2006 Debenture (plus accrued but unpaid liquidated damages and interest) and to sell substantially all of the Company’s assets pursuant to the provisions of the 2006 Security Agreement to satisfy any such unpaid balance. On June 6, 2008, the Company received notification from Bristol Investment Fund, Ltd (“Bristol”), that the collateral held under the 2006 Security Agreement would be sold to the highest qualified bidder on Thursday, June 19, 2008. On June 19, 2008, the Company received a Notice of Disposition of Collateral from Bristol in which Bristol notified the Company that Bristol, acting as the agent for itself and the three other 2006 Purchasers, purchased certain assets held as collateral under the 2006 Security Agreement. Bristol purchased 111,025 shares of common stock of BioCheck, Inc., the Company’s majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares of the capital stock of OXIS Therapeutics, Inc., a wholly owned subsidiary of OXIS, for a credit bid of $10,000. In December 2005, OXIS purchased the 111,025 shares of common stock of BioCheck, Inc. for $3,060,000. After crediting the aggregate amount of $60,000 to the aggregate amount due under the 2006 Debentures, plus fees and charges due through June 19, 2008, Bristol notified the Company that the Company remains obligated to the 2006 Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008. As a result of the disposition of the collateral, the Company recorded a net loss aggregating $2,978,000.

Under the 2006 Purchase Agreement, the 2006 Purchasers also have a right of first refusal to participate in up to 100% of any future financing undertaken by the Company until the 2006 Debentures are no longer outstanding. In addition, the Company is also prohibited from effecting any subsequent financing involving a variable rate transaction until such time as no 2006 Purchaser holds any of the 2006 Debentures. Furthermore, so long as any 2006 Purchaser holds any of the securities issued under the 2006 Purchase Agreement, if the Company issues or sells any common stock or instruments convertible into common stock which a 2006 Purchaser reasonably believes is on terms more favorable to such investors than the terms pursuant to the 2006 Debentures or 2006 Warrants, the Company is obligated to permit such 2006 Purchaser the benefits of such better terms.

Of the 2006 Warrants issued by the Company to the 2006 Purchasers, only the Series A Warrants remain outstanding. The Series A Warrants, which now expire in October 2014, permit the holders to purchase 2,420,357 shares of common stock at an original exercise price of $0.35 per share. Such exercise price is adjustable pursuant to a full ratchet anti-dilution provision and upon the occurrence of a stock split or a related event.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

During 2009, Bristol converted $177,900 of the principal amount of 2006 Debentures for 17,790,000 shares of the Company’s common stock. During 2010, Bristol converted an additional $401,000 of the principal amount of 2006 Debentures for 40,100,000 shares of the Company’s common stock. During 2011, an additional $605,000 of the principal amount of 2006 Debentures was converted into 60,500,000 shares of the Company’s common stock. Of the $605,000 converted in 2011, $53,125 was converted into 5,312,500 shares of the Company’s common stock during the first quarter of 2011.

The 2006 Debentures do not meet the definition of a “conventional convertible debt instrument” since they are not convertible into a fixed number of shares. The Monthly Redemption Amounts can be paid with common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the 2006 Debentures are considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. This beneficial conversion liability has been calculated to be $690,000 on October 25, 2006. In addition, since the 2006 Debentures are convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the 2006 Warrants issues in this transaction into common stock. Therefore, the 2006 Warrants have a fair value of $2,334,000 at October 25, 2006. The value of the 2006 Warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 158% and expected term of 1 to 6 years. The fair value of the beneficial conversion feature and the 2006 Warrant liability will be adjusted to fair value on each balance sheet date with the change being shown as a component of net loss. The fair value of the beneficial conversion feature and the 2006 Warrants at the inception of the 2006 Debentures were $690,000 and $2,334,000, respectively.

The first $1,350,000 of these discounts has been shown as a discount to the 2006 Debentures which will be amortized over the term of the 2006 Debenture and the excess of $1,674,000 has been shown as financing costs in the accompanying statement of operations.

At March 31, 2012 and 2011, the Company determined the fair value of the 2006 Warrants was $73,000 and $39,000, respectively.

On October 1, 2009, the Company entered into a financing arrangement with several accredited investors (the “2009 Investors”), pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $2,000,000 (the “2009 Financing”). In connection with the 2009 Financing, the Company issued the following securities to the 2009 Investors:

  0% Convertible Debentures in the principal amount of $2,000,000 due 24 months from the date of issuance (the “ 2009 Debentures”), convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share;
  Series A warrant to purchase such number of shares of the Company’s common stock equal to 50% of the principal amount invested by each 2009 Investor (the “2009 Class A Warrants” ) resulting in the issuance of Class A Warrants to purchase 20,000,000 shares of common stock of the Company.
  Series B warrant to purchase such number of shares of the Company’s common stock equal to 50% of the principal amount invested by each 2009 Investor (the “2009 Class B Warrants”) resulting in the issuance of Class B Warrants to purchase 20,000,000 shares of common stock of the Company.
The Class A Warrants and Class B Warrants (collectively, the “ 2009 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis. The 2009 Debentures and the 2009 Warrants are collectively referred to herein as the “2009 Securities”.

In connection with the sale of the 2009 Securities by the Company, the Company and Bristol entered a Standstill and Forbearance Agreement, pursuant to which Bristol agreed to refrain and forbear from exercising certain rights and remedies with respect to (i) the 2006 Debentures and (ii) certain demand notes (the “Bridge Notes”) issued by the Company on October 8, 2008, March 19, 2009, April 7, 2009, April 28, 2009, May 21, 2009 and June 25, 2009 and discussed under the caption “Demand Notes” below. In connection with the sale of the 2009 Securities by the Company, the Company and Bristol have also entered into a waiver agreement (the “Waiver Agreement”) pursuant to which Bristol waived certain rights with respect to the 2006 Debentures and Bridge Notes.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

The conversion price of the 2009 Debentures and the exercise price of the 2009 Warrants are subject to full ratchet anti-dilution adjustment in the event that the Company thereafter issues common stock or common stock equivalents at a price per share less than the conversion price or the exercise price, respectively, and to other normal and customary anti-dilution adjustment upon certain other events. So long as the 2009 Debentures are outstanding, if the Company effects a subsequent financing, the October 2009 Investors may elect, in their sole discretion, to exchange all or some of the October 2009 Debentures (but not the 2009 Warrants) for any securities or units issued in a subsequent financing on a $1.00 for $1.00 basis or to have any particular provisions of the subsequent financing legal documents apply to the documents utilized for the October 2009 Financing.

The Company also agreed that if it determines to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others, then it shall include the shares of common stock underlying the 2009 Securities on such registration statement. The 2009 Investors have contractually agreed to restrict their ability to convert the 2009 Debentures and exercise the 2009 Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by a 2009 Investor and its affiliates after such conversion or exercise does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

During 2010, 2009 Investors converted $1,335,000 of the principal amount of 2009 Debentures for 26,700,000 shares of the Company’s common stock. During 2011, 2009 Investors converted $610,000 of the principal amount of 2009 Debentures for 12,200,000 shares of the Company’s common stock. Accordingly, at March 31, 2012, $55,000 in aggregate principal amount of 2009 Debentures remained outstanding. In addition, as of March 31, 2012, 14,900,000 of the 2009 Class A Warrants and 16,750,000 of the 2009 Class B Warrants remained outstanding.

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
In March, 2012, the Company entered into a financing arrangement with Bristol pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $220,000 (the “March 2012 Financing”). In connection with the March 2012 Financing, the Company issued the following securities to Bristol:

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

  8% Convertible Debentures in the principal amount of $220,000 due March, 2014, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and
  Warrants to purchase 4,400,000 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “ March 2012 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.
Demand Notes

The Bridge Notes issued by the Company to Bristol have all been converted into common stock of the Company. In connection with the issuance of each of the Bridge Notes the Company issued warrants expiring six years from the date of issuance of such Bridge Notes. As of March 31, 2012, the exercise price of each such warrant was equal to the lower of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the twenty (20) trading days preceding the date that the Holder notifies the Company that it elects to exercise such warrant. The expiration date and the number of shares of common stock covered by such warrants are as follows:

October 8, 2015	2,500,000 shares
March 19, 2016	1,255,000 shares
April 7, 2016	5,687,500 shares
April 28, 2016	2,886,500 shares
May 21, 2016	3,137,500 shares
June 25, 2009	3,137,500 shares

On May 15, 2009, the Company entered into a convertible demand promissory note with Bristol Capital, LLC for certain consulting services totaling $100,000. The note does not provide for any interest and is due upon demand by the holder. The note has been converted into common stock of the Company.

On June 22, 2009, the Company entered into a convertible demand promissory note with Theorem Group (“Theorem”) pursuant to which Theorem purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “ 2009 Theorem Note”). The 2009 Theorem Note was subsequently sold as described below.

Simultaneously with the issuance of the 2009 Theorem Note, the Company issued Theorem a seven-year warrant (the “2009 Theorem Warrant”) to purchase 3,137,500 shares of common stock of the Company at a price equal to the lower of (i) $0.01 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Theorem Note (the “Exercise Price”). The 2009 Theorem Warrant may be exercised on a cashless basis if the shares of common stock underlying the 2009 Theorem Warrant are not then registered pursuant to an effective registration statement. In the event the 2009 Theorem Warrant is exercised on a cashless basis, we will not receive any proceeds.

On December 1, 2009, Theorem sold the 2009 Theorem Note to Net Capital Partners, Inc. (“Net Capital”). In December 2009, Net Capital converted $24,000 of the principal for 2,400,000 shares of the Company’s common stock. In January 2010, Net Capital converted the remaining $7,375 of principal amount for an additional 737,500 shares of the Company’s common stock.

On February 7, 2011 the Company entered into a convertible demand promissory note with Bristol pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “February 2011 Bristol Note”). The February 2011 Bristol Note is convertible into shares of common stock of the Company at a price equal to $0.05 per share.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

Simultaneously with the issuance of the February 2011 Bristol Note, the Company issued Bristol a Series A Warrant (the “February 2011 Bristol Series A Warrants”) to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.0625, and a Series B Warrant (the “February 2011 Bristol Series B Warrants” and, together with the February 2011 Bristol Series A Warrants, the “February 2011 Bristol Warrants”) to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.075. The February 2011 Warrants are exercisable for up to seven years from the date of issue. The February 2011 Warrants may be exercised on a cashless basis if the shares of common stock underlying the February 2011 Warrants are not then registered pursuant to an effective registration statement. In the event the February 2011 Bristol Warrants are exercised on a cashless basis, the Company will not receive any proceeds.

On February 7, 2011 the Company entered into a convertible demand promissory note with Net Capital pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “February 2011 Net Capital Note”). The February 2011 Net Capital Note is convertible into shares of common stock of the Company at a price equal to $0.05 per share. As at March 31, 2012, the February 2011 Net Capital Note had been converted into shares of the Company’s common stock.

Simultaneously with the issuance of the February 2011 Net Capital Note, the Company issued Net Capital a Series A Warrant (the “February 2011 Net Capital Series A Warrants”) to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.0625, and a Series B Warrant (the “February 2011 Net Capital Series B Warrants” and, together with the February 2011 Net Capital Series A Warrants, the “February 2011 Net Capital Warrants”) to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.075. The February 2011 Net Capital Warrants are exercisable for up to seven years from the date of issue. The February 2011 Net Capital Warrants may be exercised on a cashless basis if the shares of common stock underlying the February 2011 Net Capital Warrants are not then registered pursuant to an effective registration statement. In the event the February 2011 Net Capital Warrants are exercised on a cashless basis, the Company will not receive any proceeds.

On March 4, 2011 the Company entered into a convertible demand promissory note with Bristol pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “March 2011 Bristol Note”). The March 2011 Bristol Note is convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.05.

Simultaneously with the issuance of the March 2011 Bristol Note, the Company issued Bristol a Series A Warrant (the “March 2011 Bristol Series A Warrants”) to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.0625, and a Series B Warrant (the “March 2011 Bristol Series B Warrants” and, together with the March 2011 Bristol Series A Warrants, the “March 2011 Bristol Warrants”) to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.075. The March 2011 Warrants are exercisable for up to seven years from the date of issue. The March 2011 Warrants may be exercised on a cashless basis if the shares of common stock underlying the March 2011 Warrants are not then registered pursuant to an effective registration statement. In the event the March 2011 Warrants are exercised on a cashless basis, the Company will not receive any proceeds.

On April 4, 2011 the Company entered into a convertible demand promissory note with Net Capital pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “April 2011 Net Capital Note”). The April 2011 Net Capital Note is convertible into shares of common stock of the Company, at a price equal to $0.05 per share.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

Simultaneously with the issuance of the Net Capital Note, the Company issued Net Capital a Series A Warrant (the “April 2011 Net Capital Series A Warrants”) to purchase 313,750 shares of common stock of the Company at a per share exercise price of $0.0625, and a Series B Warrant (the “April 2011 Net Capital Series B Warrants” and, together with the April 2011 Net Capital Series A Warrants, the “April 2011 Net Capital Warrants”) to purchase 313,750 shares of common stock of the Company at a per share exercise price of $0.075. The April 2011 Net Capital Warrants are exercisable for up to seven years from the date of issue. The April 2011 Net Capital Warrants may be exercised on a cashless basis if the shares of common stock underlying the April 2011 Net Capital Warrants are not then registered pursuant to an effective registration statement. In the event the April 2011 Net Capital Warrants are exercised on a cashless basis, we will not receive any proceeds.

During the first quarter of 2012, investors converted $56,875 of the principal amounts for 5,687,500 shares of the Company’s common stock.

On October 26, 2011 the Company entered into a convertible demand promissory note with Theorem pursuant to which Theorem purchased an aggregate principal amount of $200,000 of convertible demand promissory notes for an aggregate purchase price of $157,217 (the “October 2011 Theorem Note”). The October 2011 Theorem Note is convertible into shares of common stock of the Company, at a price equal to $0.05 per share.

Simultaneously with the issuance of the October 2011 Theorem Note, the Company issued Theorem a Series A Warrant (the “October 2011 Series A Warrant”) to purchase 10,000,000 shares of common stock of the Company at a per share exercise price of $0.0625, and a Series B Warrant (the “October 2011 Series B Warrants” and, together with the October 2011 Series A Warrants, the “October 2011 Warrants”) to purchase 10,000,000 shares of common stock of the Company at a per share exercise price of $0.075. The October 2011 Warrants are exercisable for up to seven years from the date of issue. The October 2011 Warrants may be exercised on a cashless basis if the shares of common stock underlying the October 2011 Warrants are not then registered pursuant to an effective registration statement. In the event the October 2011 Warrants are exercised on a cashless basis, we will not receive any proceeds.

All of the foregoing securities were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

(c)           engage:BDR , at its own cost and expense, is designing, developing and providing to the Joint Venture, on a turnkey basis, all online product offering systems and technologies, including website layouts, landing pages, graphic designs, display advertising, rich media, in-banner and in-stream video development.  During the initial start-up phase of the Joint Venture, engage:BDR will, at its own cost and expense, also manage all day-to-day online activities of the Joint Venture.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

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
March 31, 2012
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

During the three months ended March 31, 2012 and 2011, the Company issued a total of 31,000,000 and 20,237,500 shares of common stock, respectively for retirement of debt valued at $310,000 and $229,000, respectively.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through March 31, 2012.

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
March 31, 2012
(UNAUDITED)

The Series G Stock was previously referred to in an 8-K filed by the Company on December 10, 2008 in error as the “Series E Stock”. Further, the Series G Stock initially incorrectly provided that it voted on an as converted basis multiplied by 10.  This incorrectly reflected the intent of the Company and the holder.

On October 13, 2009, the Company was informed by Theorem Group, LLC that it had purchased all of the outstanding Series G Preferred Stock and Theorem gave notice to the Company that it intended to exercise its ability to vote on all shareholder matters utilizing the super voting privileges provided by the Series G Stock.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2011	16,078,979	$0.19
Granted	26,384,193	0.04
Forfeited	3,619,027	0.17
Exercised	—	—
Outstanding as of March 31, 2012	38,844,145	$0.08

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2011	105,001,252	$0.06
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding as of March 31, 2012	105,001,252	$0.06

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)
Note 6 –Advisory and Consulting Agreements Obligations

Advisory Agreements

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

The Company entered into a two-year Scientific Advisory Board Services Agreement with Rajan Shah on July 15, 2010.  Mr. Shah receives an advisory fee for $9,000 per quarter.  Upon entering into the agreement, the Company granted Mr. Shah an initial option to purchase 250,000 shares of the Company’s common stock under its 2003 Stock Incentive Plan.  The options vested and become exercisable in four equal quarterly installments beginning October 15, 2010.

The Company entered into a two-year Advisory Board Services Agreement with Sandep Rahi on July 15, 2010.  Mr. Rahi receives an advisory fee for $9,000 per quarter.  Upon entering into the agreement, the Company granted Mr. Rahi an initial option to purchase 250,000 shares of the Company’s common stock under its 2003 Stock Incentive Plan.  The options vested and become exercisable in four equal quarterly installments beginning October 15, 2010.  Pursuant to the terms of the agreement, a second option to purchase 500,000 shares of the Company’s common stock under its 2003 Stock Incentive Plan was granted on July 15, 2011.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

If the value of these shares decreases at the end of the 6-month period following the date of issuance of such shares, OXIS will be obligated to issue additional shares of common stock to Dr. Repine so that the market value of the shares previously issued to Dr. Repine on that date will equal to $250,000, $50,000 or $100,000, as the case may be.

Note 7 – Subsequent Events

In April 2012, the Company agreed to an adjustment as negotiated through this time to enable inducement of further financing of the Company.  Pursuant to the anti-dilution provisions in the convertible instruments and warrants, the conversion price of all convertible instruments is now $0.01 (with the exception of the conversion price of the October 2006 Debenture which is already priced at the lesser of $0.01 and 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion), and the exercise price of all warrants is now $0.01, and the number of shares underlying the warrants has increased such that the number of shares underlying each warrant is equal to the aggregate exercise price in effect prior to the adjustment divided by the new exercise price of $0.01.

Subsequent to the quarter end, we received an additional $57,500 from the sale of a total of $1,000,000 of 8% convertible debentures, which funds were used to position ourselves for the commercial release of a line of products.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2011.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

Throughout this Quarterly Report on Form 10-Q, the terms “OXIS,”  “we,” “us,”  “our,” “the company” and “our company” refer to OXIS International, Inc., a Delaware corporation formerly known as DDI Pharmaceuticals, Inc. and Diagnostic Data, Inc, together with our subsidiaries.

Overview

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

Recent Developments

In April 2012, we agreed to an adjustment as negotiated through this time to enable inducement of further financing of the Company.  Pursuant to the anti-dilution provisions in the convertible instruments and warrants, the conversion price of all convertible instruments is now $0.01 (with the exception of the conversion price of the October 2006 Debenture which is already priced at the lesser of $0.01 and 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion), and the exercise price of all warrants is now $0.01, and the number of shares underlying the warrants has increased such that the number of shares underlying each warrant is equal to the aggregate exercise price in effect prior to the adjustment divided by the new exercise price of $0.01.

Subsequent to the quarter end, we received an additional $57,500 from the sale of our 8% convertible debentures, which funds were used to position ourselves for the commercial release of a line of products.

Results of Operations

Revenues/Cost of Product Revenues

In December 2010, we initiated a direct mail test market for ErgoFlex™, which generated $23,000 of revenues in fiscal 2011 (mostly in the first quarter of 2011). The following table presents the changes in revenues from 2011 to 2012:

	Three Months Ended March 31,
	2012	2011	Decrease from 2011
Product revenues	$1,000	$20,000	$(19,000)

Because we did not actively market any products in either 2011 or 2012, we do not believe that the revenue data for such years is meaningful or an indication of our future operations.  Assuming that we are able to raise the capital needed, we plan to actively market our products in 2012 and to release at least one additional consumer product.  Therefore, if we are adequately capitalized, revenues for 2012 are expected to significantly increase compared to the prior year.

The following table presents the changes in cost of product revenues from 2011 to 2012:

	Three Months Ended March 31,
	2012	2011	Decrease from 2011
Cost of product revenues	$1,000	$25,000	$(24,000)

During the three months ended March 31, 2012, we purchased products for the direct market test campaign that we initiated in December 2010 and that has continued through 2011 and the first quarter of 2012.  The cost of products was equal to our product revenues due to the high start-up costs of manufacturing a limited amount of our products for the test marketing initiative.
Research and Development Expenses

During the three months ended March 31, 2012, we incurred no research and development expenses, compared to $21,000 in the three months ended March 31, 2011.  These expenditures were incurred in connection with the testing and obtaining certification for EGT™ related to the release of ErgoFlex™. We anticipate that research and development expenses will increase in subsequent fiscal quarters as we increase our product research and development activities.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2011 to 2012:

	Three Months Ended March 31,
	2012	2011	Decrease from 2011
Selling, general and administrative expenses	$396,000	$1,832,000	$1,435,000

The decrease in selling, general and administrative expenses is primarily attributable to a decrease in non cash compensation of $1,400,000.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  We recognized an increase (decrease) in income of $ $145,000 and $(103,000) for the three months ended March 31, 2012and 2011, respectively, as a result in the change in the value of the warrants.

Interest Expense

Interest expense was $74,000 and $168,000 for the three months ended March 31, 2012 and 2011, respectively.  The decrease is primarily due to a decrease in the non cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

Net Loss

We had a net loss of $615,000 compared to a net loss of $1,923,000, for the three months ended March 31, 2012 and 2011, respectively.  The net loss in the first three months of 2012 was primarily the result of selling, general and administrative expenses of $397,000, interest expense of $74,000, and a change in value of warrant and derivative liabilities of $145,000.  The net loss in the first three months of 2011 was primarily the result of general and administrative expenses of $1,832,000 and interest expense of $168,000 offset by a change in value of warrant and derivative liabilities of $(103,000).

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $120,000 at March 31, 2012.  However, we also had $5,429,000 of current liabilities (of which $5,126,000 represented current cash obligations and $303,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of March 31, 2012, we had a working capital deficit of $5,285,000.  In addition, we incurred a net loss of $615,000 for the three months ended March 31, 2012, and have an accumulated deficit of $84,410,000 through March 31, 2012.

In November 2011, we received $275,000 from the sale of our 8% convertible debentures, which funds were used to position ourselves for the commercial release of a line of products.  As of March 31, 2012, we have received an additional $220,000 of funding from selling additional 8% convertible debentures.  In addition, our investors have indicated that they will purchase approximately $505,000 of additional 8% convertible debentures.  These funds, including the remaining $505,000, were provided to us on the condition that these funds be used primarily for the commercial release and on-line sales of skin care products.  The commercial release of our products through the engage:BDR joint venture is expected to commence by the end of April 2012.  As a result of the commitment to fund the remaining $505,000 balance of the $1,000,000 commitment for these on-line activities, we expect that we will have sufficient funds to roll out one or more product lines.  However, after the remaining $505,000 is funded, our future liquidity and capital needs will thereafter depend on the revenues and profits, if any, that we receive from these new products and upon any additional funding that we may have to raise.  Although we anticipate that we will generate significant revenues the 2012 fiscal year from the on-line sales of our products through engage:BDR, we are unable to predict the amount and timing of such sales.  No assurance can be given that the revenues and profits generated through the engage:BDR joint venture will be significant or will be sufficient to fund our future working capital and other financial needs.

The sale of our 8% convertible debentures includes the issuance of warrants to purchase up to a total of 20,000,000 shares of our common stock if we sell the $1,000,000 we expect to sell.  As of March 31, 2012, we have received $495,000 from the sale of our debentures and thus have issued warrants to purchase a total of 9,900,000 shares.  Our 8% convertible debentures are convertible into shares of our common stock at a conversion price equal to $0.05 per share and mature in October 2013.  The warrants consist of Class A Warrants and Class B Warrants that are exercisable for up to two years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

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

We expect to commence on-line sales of ErgoFlex™, our first EGT™ product, May 2012.  Based on internally prepared estimates, we believe that the on-line sales will generate certain operating revenues for us.  However, the amount and timing of such revenues is unknown.  In addition to funding the engage:BDR joint venture’s initial capital requirements, we also will be incurring other costs, including the costs of developing, producing and marketing a new line of skin care products.  Because our revenues from the sale of ErgoFlex and other products that we may release through the engage:BDR joint venture are uncertain, we may need additional capital in order to continue operations until, if ever, we are able to achieve positive operating cash flow.  In addition, we will need capital in order to expand our operations and fund the increases in our administrative expenses that we expect will occur in 2012 if our business expands as anticipated.  However, other than the Gemini inventory credit facility, we presently have no bank financing or other external sources of liquidity.  There is no assurance that we will be successful in obtaining additional funding if, and when, we need such additional funding.  We expect that we will try to obtain additional funding through the sale of debt or equity securities, or possibly through joint ventures or strategic relationships with unaffiliated third parties, or other financing approaches.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.  The downturn in the equity and debt markets for small-cap public companies is expected to make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will not be able to fund our planned level of operations and product releases, and we may have to curtail our operations or possibly even abandon our business plan.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the three months ended March 31, 2012 and 2011, we issued warrants to purchase 0 and 1,882,500 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2012.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

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

As of March 31, 2012, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of March 31, 2012.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of March 31, 2012.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the disclosure provided in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.  Risk Factors

There have been no material changes from the disclosure provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

From January 1, 2012 through March 31, 2012, we issued 31,000,000 shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), upon conversion of $110,000 of convertible debentures and demand notes and  $200,000 of accrued interest payable.

In March, 2012, the Company issued the following securities in consideration of a maximum aggregate purchase price of $220,000:
  8% Convertible Debentures in the principal amount of $220,000 due March, 2014, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and
  Warrants to purchase 4,400,000 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “ March 2012 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.
All of the foregoing were effected without registration under the Securities Act in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under.  The purchasers were accredited investors, no general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

Item 3.  Defaults Upon Senior Securities.

There have been no material changes from the disclosure provided in Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.20	Form of 8% Convertible Debenture
10.21	Form of Series A Warrant issued with 8% Convertible Debenture
10.22	Form of Series B Warrant issued with 8% Convertible Debenture
10.23	Standstill and Forbearance Agreement Dated as of May 15, 2012
31.1	Certification of Principal Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

May 21, 2012	By:	/s/ David Saloff
David Saloff Chief Executive Officer (Principal Executive Officer)

May 21, 2012	By:	/s/ David Saloff
David Saloff Acting Chief Financial Officer (Principal Financial and Accounting Officer)