Form 10-Q
period 2012-06-30
OXIS INTERNATIONAL INC
filed 2012-08-20
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At June 30, 2012, the issuer had outstanding the indicated number of shares of common stock:  364,299,838.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,000	$92,000
Inventories	92,000	12,000
Prepaid expenses	12,000	—
Total Current Assets	109,000	104,000
Patents, net	16,000	25,000
Total Other Assets	16,000	25,000
TOTAL ASSETS	$125,000	$129,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$813,000	$806,000
Accrued interest	1,157,000	1,598,000
Accrued expenses	1,870,000	607,000
Line of credit	26,000	25,000
Warrant liability	514,000	158,000
Demand notes payable, net of discount of $14,000 and $54,000	249,000	266,000
Convertible debentures, net of discount of $0 and $0, current portion	1,183,000	775,000
Convertible debentures	747,000	995,000
Total Current Liabilities	6,559,000	5,230,000

Minority interest		—
Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 364,299,838 and 269,299,838 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	364,000	269,000
Additional paid-in capital	80,017,000	78,422,000
Accumulated deficit	(86,805,000)	(83,795,000)
Minority interest	(13,000)	—
Total Stockholders’ Deficit	(6,434,000)	(5,101,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,000	$129,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Product revenues	1,000	$1,000	$2,000	$21,000
License revenues	—	—	—	—
TOTAL REVENUE	1,000	1,000	2,000	21,000
Cost of Product Revenue	—	15,000	1,000	40,000
Gross profit (loss)	1,000	(14,000)	1,000	(19,000)
Operating Expenses:
Research and development	—	28,000	—	49,000
Selling, general and administrative	1,031,000	439,000	1,427,000	2,271,000
Total operating expenses	1,031,000	467,000	1,427,000	2,320,000
Loss from Operations	(1,030,000)	(481,000)	(1,426,000)	(2,339,000)
Change in value of warrant and derivative liabilities	(212,000)	(1,000)	(357,000)	102,000
Interest expense/income	(1,166,000)	(180,000)	(1,240,000)	(348,000)
Total Other Income (Expense)	(1,378,000)	(181,000)	(1,597,000)	(246,000)
Loss before minority interest and provision for income taxes	(2,408,000)	—	(3,023,000)	—
Minority interest in subsidiary	13,000		13,000
Loss before provision for income taxes	(2,395,000)	(662,000)	(3,010,000)	(2,585,000)
Provision for income taxes	—	—	—	—
Net loss	$(2,395,000)	$(662,000)	$(3,010,000)	$(2,585,000)
Loss Per Share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Weighted Average Shares Outstanding, basic and diluted	329,272,365	182,371,966	306,126,761	167,548,894

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Six Months Ended June 30, 2012 (unaudited) and
Year Ended December 31, 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2010	1,787,897	$3,000	149,571,976	$149,000	$74,474,000	$(80,095,000)
Issuance of stock options					307,000
Issuance of common stock for services			18,210,498	18,000	2,355,000
Conversion of debt			77,734,000	78,000	1,286,000
Exercise of warrants			23,783,364	24,000
Net loss						(3,700,000)
Balance at December 31, 2011	1,787,897	$3,000	269,299,838	$269,000	$78,422,000	$(83,795,000)
Issuance of stock options					421,000
Conversion of debt			95,000,000	95,000	1,174,000
Net loss						(3,010,000)
Balance at June 30, 2012	1,787,897	$3,000	364,299,838	$364,000	$80,017,000	$(86,805,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011

	Six months Ended June 30,
	2012 (unaudited)	2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,010,000)	$(2,585,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	9,000	14,000
Stock compensation expense for options and warrants issued to employees and non-employees	421,000	60,000
Issuance of shares for services	—	1,597,000
Amortization of debt discounts	40,000	252,000
Change in value of warrant and derivative liabilities	356,000	(102,000)
Changes in operating assets and liabilities:
Inventory	(80,000)	—
Other assets	(12,000)	(22,000)
Accounts payable and accrued expenses	1,781,000	246,000
Net cash used in operating activities	(495,000)	(540,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options and warrants	—	4,000
Proceeds from notes payable	408,000	621,000
Repayment of note payable	—	(50,000)
Net cash provided by financing activities	408,000	575,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(87,000)	35,000
CASH AND CASH EQUIVALENTS - Beginning of period	92,000	54,000
CASH AND CASH EQUIVALENTS - End of period	$5,000	$89,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $86,805,000 through June 30, 2012.  On a consolidated basis, the Company had cash and cash equivalents of $5,000 at June 30, 2012. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
June 30, 2012
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

The Company granted stock options to purchase 26,384,193 and 1,527,778 shares of the Company’s common stock to employees and directors during the six months ended June 30, 2012 and 2011, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2012: expected volatility of 116%; average risk-free interest rate of 1.04% to 2.04%; initial expected life of 5 to 10 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $421,000 and $60,000 for the six months ended June 30, 2012 and 2011, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the six months ended June 30, 2012 and 2011, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the six months ended June 30, 2012 and 2011, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at June 30, 2012 totaled 595,753,204.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2012.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	514,000	—

Note 2 – Patents

	June 30, 2012	December 31, 2011
Capitalized patent costs	$640,000	$640,000
Accumulated amortization	(624,000)	(615,000)
	$16,000	$25,000

Periodically, the Company reviews its patent portfolio and has determined that certain patent applications no longer possessed commercial viability or were abandoned since they were inconsistent with the Company's business development strategy.

The following table presents expected future amortization of patent costs as of December 31, 2011 that may change according to the Company's amortization policy upon additional patents being issued or allowed:

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
June 30, 2012
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

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

At June 30, 2012 and December 31, 2011, the Company determined the fair value of the 2006 Warrants was $72,000 and $39,000, respectively.

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
June 30, 2012
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

During 2010, 2009 Investors converted $1,335,000 of the principal amount of 2009 Debentures for 26,700,000 shares of the Company’s common stock. During 2011, 2009 Investors converted $610,000 of the principal amount of 2009 Debentures for 12,200,000 shares of the Company’s common stock. Accordingly, at June 30, 2012, $55,000 in aggregate principal amount of 2009 Debentures remained outstanding. In addition, as of June 30, 2012, 14,900,000 of the 2009 Class A Warrants and 16,750,000 of the 2009 Class B Warrants remained outstanding.

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

In March, 2012, the Company entered into a financing arrangement with several accredited investors pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $495,000 (the “March 2012 Financing”). In connection with the March 2012 Financing, the Company issued the following securities to the investors:

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

•	8% Convertible Debentures in the principal amount of $495,000 due March, 2014, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and
•
Warrants to purchase 9,900,000 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “ March 2012 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

In April 2012, the Company agreed to an adjustment as negotiated to enable inducement of further financing of the Company.  Pursuant to the anti-dilution provisions in the convertible instruments, the conversion price of all convertible instruments is now $0.01 (with the exception of the conversion price of the October 2006 Debenture which is already priced at the lesser of $0.01 and 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion).

In May, 2012, the Company entered into a financing arrangement with several accredited investors pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $220,000 (the “May 2012 Financing”). In connection with the May 2012 Financing, the Company issued the following securities to the investors:

•	8% Convertible Debentures in the principal amount of $187,500 due May 2014, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and
•
Warrants to purchase 3,750,000 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “ May  2012 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

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
June 30, 2012
(UNAUDITED)

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

On February 7, 2011 the Company entered into a convertible demand promissory note with Net Capital pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “February 2011 Net Capital Note”). The February 2011 Net Capital Note is convertible into shares of common stock of the Company at a price equal to $0.05 per share. As at June 30, 2012, the February 2011 Net Capital Note had been converted into shares of the Company’s common stock.

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
June 30, 2012
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

During the six months ended June 30, 2012 and 2011, the Company issued a total of 95,000,000 and 55,548,860 shares of common stock, respectively for retirement of debt valued at $950,000 and $2,248,000, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through 55,548,860, 2012.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2011	16,078,979	$0.19
Granted	26,384,193	0.04
Forfeited	3,679,027	0.17
Exercised	—	—
Outstanding as of June 30, 2012	38,844,145	$0.08

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2011	105,001,252	$0.06
Granted	451,907,807	0.01
Forfeited	—	—
Exercised	—	—
Outstanding as of June 30, 2012	556,909,059	$0.01

In April 2012, the Company agreed to an adjustment as negotiated to enable inducement of further financing of the Company.  Pursuant to the anti-dilution provisions in the warrants, the exercise price of all warrants is now $0.01, and the number of shares underlying the warrants has increased such that the number of shares underlying each warrant is equal to the aggregate exercise price in effect prior to the adjustment divided by the new exercise price of $0.01.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

Note 7 –Subsequent Events

On August 8, 2012, a Settlement Agreement and Mutual General Release ("Agreement") was made by and between OXIS and Bristol Investment Fund, Ltd., in order to settle certain claims regarding convertible debentures held by Bristol.

Pursuant to the Agreement, OXIS shall pay Bristol (half of which payment would redound to Merit Capital Limited ("Merit")) a total of $1,119,778 as payment in full for the losses suffered and all costs incurred by Bristol in connection with the Transaction. Payment of such $1,119,778 shall be made as follows: OXIS shall issue restricted common stock to each of Bristol and Merit, in an amount such that each Bristol and Merit shall hold no more than 9.99% of the outstanding shares of OXIS (including any shares that each may hold as of the date of issuance). The shares so issued represent $417,475.65 of the $1,119,778 payment (27,831,710 shares at $0.015 per share, of which 9,168,750 will be retained by Bristol and 18,662,960 will be issued to Merit). The remaining balance of the payment shall be made in the form of two convertible promissory notes in the respective amounts of $422,357.75 for Bristol and $279,944.60 for Merit (collectively, the “Notes”) with a maturity of December 1, 2017 having an 8% annual interest rate, with interest only accruing until January 1, 2013, and then level payments of $3,750 each beginning January 1, 2013 until paid in full on December 1, 2017. In the event a default in the monthly payments on the Notes has occurred and is continuing each holder of the Notes shall be permitted to convert the unpaid principal and interest of the Notes into shares of OXIS at $.01 cents per share.  In the absence of such continuing default no conversion of the Notes will be permitted. OXIS will have the right to repay the Notes in full at any time without penalty.

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

Recent Developments

In April 2012, we agreed to an adjustment as negotiated through this time to enable inducement of further financing of the Company.  Pursuant to the anti-dilution provisions in the convertible instruments and warrants, the conversion price of all convertible instruments is now $0.01 (with the exception of the conversion price of the October 2006 Debenture which is already priced at the lesser of $0.01 and 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion), and the exercise price of certain warrants is now $0.01, and the number of shares underlying the warrants has increased such that the number of shares underlying each warrant is equal to the aggregate exercise price in effect prior to the adjustment divided by the new exercise price of $0.01.

 In May, 2012, the Company entered into a financing arrangement with several accredited investors pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $220,000 (the “May 2012 Financing”). In connection with the May 2012 Financing, the Company issued the following securities to the investors:

•	8% Convertible Debentures in the principal amount of $187,500 due May 2014, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and

•
Warrants to purchase 3,750,000 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “ May  2012 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

Results of Operations

Revenues/Cost of Product Revenues

In December 2010, we initiated a direct mail test market for ErgoFlex™, which generated $23,000 of revenues in fiscal 2011 (mostly in the first quarter of 2011). The following table presents the changes in revenues from 2011 to 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase from 2011	2012	2011	Increase from 2011
Product revenues	$1,000	$1,000	$0	$2,000	$21,000	$(19,000)

Because we did not actively market any products in either 2011 or 2012, we do not believe that the revenue data for such years is meaningful or an indication of our future operations.  Assuming that we are able to raise the capital needed, we plan to actively market our products in 2012 and to release at least two additional consumer products.  Therefore, if we are adequately capitalized, revenues for 2012 are expected to significantly increase compared to the prior year.

The following table presents the changes in cost of product revenues from 2011 to 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase from 2010	2012	2011	Increase from 2011
Cost of product revenues	$0	$15,000	$(15,000)	$1,000	$40,000	$(39,000)

During the six months ended June 30, 2012, we purchased products for the direct market test campaign that we initiated in December 2010 and that has continued through 2011 and the first half of 2012.  The cost of products exceeded our product revenues due to the high start-up costs of manufacturing a limited amount of our products for the test marketing initiative.

Research and Development Expenses

During the six months ended June 30, 2012, we incurred no research and development expenses, compared to $49,000 in the three months ended June 30, 2011.  These expenditures were incurred in connection with the testing and obtaining certification for EGT™ related to the release of ErgoFlex™. We anticipate that research and development expenses will increase in subsequent fiscal quarters as we increase our product research and development activities.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses from 2011 to 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase from 2011	2012	2011	Increase from 2011
Selling, general and administrative expenses	$1,031,000	$439,000	$592,000	$1,427,000	$2,271,000	$(844,000)

The decrease in selling, general and administrative expenses for the six months ended June 30, 2012 is primarily attributable to a decrease in non cash compensation of $901,000. In fiscal 2011, we incurred non-cash compensation expense of $1,597,000 for services rendered.

Change in value of warrant and derivative liabilities

The change in the value of warrant and derivative liabilities relates to the change in fair value of these liabilities recorded by us as a result of the convertible debentures issued in October 2006, October 2009 and June 2011.  When we entered into the convertible debentures with the warrants on October 25, 2006, the beneficial conversion feature was valued at $690,000 and the warrants were valued at $2,334,000.  When we entered into the convertible debentures with the warrants on October 9, 2009, the beneficial conversion feature and the warrants were valued at $2,000,000.  We recognized an increase in expense of $(213,000) and $(1,000) compared to $(358,000) and $102,000 for the three months and six months ended June 30, 2012 and 2011, respectively.

Interest Expense

Interest expense was $1,166,000 and $180,000 compared to $1,240,000 and $348,000 for the three months and six months ended June 30, 2012 and 2011, respectively.  The increase is primarily due to the settlement of certain claims by Bristol in the amount of $1,120,000 (see Note 7).

Net Loss

We had a net loss of $2,395,000 and $662,000, compared to $3,010,000 and $2,585,000 for the three months and six months ended June 30, 2012 and 2011, respectively.  The net loss in the first six months of 2012 was primarily the result of selling, general and administrative expenses of $1,427,000, interest expense of $1,240,000, and a change in value of warrant and derivative liabilities of $358,000. The net loss in the first six months of 2011 was primarily the result of general and administrative expenses of $2,271,000 and interest expense of $348,000, which expenses were partially offset by a change in value of warrant and derivative liabilities of $102,000.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $5,000 at June 30, 2012.  However, we also had $6,559,000 of current liabilities (of which $6,045,000 represented current cash obligations and $514,000 represented non-cash warrant liabilities).  As a result, as of June 30, 2012, we had a working capital deficit of $6,450,000.  In addition, we incurred a net loss of $3,010,000 for the six months ended June 30, 2012, and have an accumulated deficit of $86,805,000 through June 30, 2012.

In November 2011, we received $275,000 from the sale of our 8% convertible debentures, which funds were used to position ourselves for the commercial release of a line of products.  As of June 30, 2012, we have received an additional $407,500 of funding from selling additional 8% convertible debentures.  In addition, our investors have indicated that they will purchase approximately $317,500 of additional 8% convertible debentures.  These funds, including the remaining $317,500, were provided to us on the condition that these funds be used primarily for the commercial release and on-line sales of skin care products.  The commercial release of our products through the engage:BDR joint venture is expected to commence by the end of July2012.  As a result of the commitment to fund the remaining $317,500 balance of the $1,000,000 commitment for these on-line activities, we expect that we will have sufficient funds to roll out one or more product lines.  However, after the remaining $317,500 is funded, our future liquidity and capital needs will thereafter depend on the revenues and profits, if any, that we receive from these new products and upon any additional funding that we may have to raise.  Although we anticipate that we will generate significant revenues the 2012 fiscal year from the on-line sales of our products through engage:BDR, we are unable to predict the amount and timing of such sales.  No assurance can be given that the revenues and profits generated through the engage:BDR joint venture will be significant or will be sufficient to fund our future working capital and other financial needs.

The sale of our 8% convertible debentures includes the issuance of warrants to purchase up to a total of 20,000,000 shares of our common stock if we sell the $1,000,000 we expect to sell.  As of June 30, 2012, we have received $682,500 from the sale of our debentures and thus have issued warrants to purchase a total of 13,650,000 shares.  Our 8% convertible debentures are convertible into shares of our common stock at a conversion price equal to $0.05 per share and mature in October 2013.  The warrants consist of Class A Warrants and Class B Warrants that are exercisable for up to two years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

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

We expect to commence on-line sales of ErgoFlex™, our first EGT™ product in July 2012.  Based on internally prepared estimates, we believe that the on-line sales will generate certain operating revenues for us.  However, the amount and timing of such revenues is unknown.  In addition to funding the engage:BDR joint venture’s initial capital requirements, we also will be incurring other costs, including the costs of developing, producing and marketing a new line of skin care products.  Because our revenues from the sale of ErgoFlex and other products that we may release through the engage:BDR joint venture are uncertain, we may need additional capital in order to continue operations until, if ever, we are able to achieve positive operating cash flow.  In addition, we will need capital in order to expand our operations and fund the increases in our administrative expenses that we expect will occur in 2012 if our business expands as anticipated.  However, other than the Gemini inventory credit facility, we presently have no bank financing or other external sources of liquidity.  There is no assurance that we will be successful in obtaining additional funding if, and when, we need such additional funding.  We expect that we will try to obtain additional funding through the sale of debt or equity securities, or possibly through joint ventures or strategic relationships with unaffiliated third parties, or other financing approaches.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.  The downturn in the equity and debt markets for small-cap public companies is expected to make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will not be able to fund our planned level of operations and product releases, and we may have to curtail our operations or possibly even abandon our business plan.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the six months ended June 30, 2012 and 2011, we issued warrants to purchase 451,907,807 and 6,882,500 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2012.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

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

As of June 30, 2012, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of June 30, 2012.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of June 30, 2012.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

In March, 2012, the Company issued the following securities in consideration of a maximum aggregate purchase price of $220,000:

•	8% Convertible Debentures in the principal amount of $220,000 due March, 2014, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and

•
Warrants to purchase 4,400,000 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “ March 2012 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

In May, 2012, the Company entered into a financing arrangement with several accredited investors pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $220,000 (the “May 2012 Financing”). In connection with the May 2012 Financing, the Company issued the following securities to the investors:

•	8% Convertible Debentures in the principal amount of $187,500 due May 2014, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and

•
Warrants to purchase 3,750,000 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “ May  2012 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $0.0625 and $0.075 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

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

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information.

On August 8, 2012, a Settlement Agreement and Mutual General Release ("Agreement") was made by and between OXIS and Bristol Investment Fund, Ltd., in order to settle certain claims regarding convertible debentures held by Bristol.

Pursuant to the Agreement, OXIS shall pay Bristol (half of which payment would redound to Merit Capital Limited ("Merit")) a total of $1,119,778 as payment in full for the losses suffered and all costs incurred by Bristol in connection with the Transaction. Payment of such $1,119,778 shall be made as follows: OXIS shall issue restricted common stock to each of Bristol and Merit, in an amount such that each Bristol and Merit shall hold no more than 9.99% of the outstanding shares of OXIS (including any shares that each may hold as of the date of issuance). The shares so issued represent $417,475.65 of the $1,119,778 payment (27,831,710 shares at $0.015 per share, of which 9,168,750 will be retained by Bristol and 18,662,960 will be issued to Merit). The remaining balance of the payment shall be made in the form of two convertible promissory notes in the respective amounts of $422,357.75 for Bristol and $279,944.60 for Merit (collectively, the “Notes”) with a maturity of December 1, 2017 having an 8% annual interest rate, with interest only accruing until January 1, 2013, and then level payments of $3,750 each beginning January 1, 2013 until paid in full on December 1, 2017. In the event a default in the monthly payments on the Notes has occurred and is continuing each holder of the Notes shall be permitted to convert the unpaid principal and interest of the Notes into shares of OXIS at $.01 cents per share.  In the absence of such continuing default no conversion of the Notes will be permitted. OXIS will have the right to repay the Notes in full at any time without penalty.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

10.1	Settlement Agreement and Mutual General Release between OXIS International, Inc. and Bristol Investment Fund, Ltd., dated August 8, 2012.
31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Extension Presentation Linkbase (1)

(1)
XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIS International, Inc.

August 20, 2012	By:	/s/ David Saloff
David Saloff Chief Executive Officer (Principal Executive Officer)

August 20, 2012	By:	/s/ David Saloff
David Saloff Acting Chief Financial Officer (Principal Financial and Accounting Officer)