Form 10-K
period 2012-12-31
OXIS INTERNATIONAL INC
filed 2014-11-18
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.9 million.  As of November 12, 2014, there were 591,714,484 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

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

ITEM 1.                      BUSINESS

OXIS International, Inc. is engaged in the research, development and sale of products that counteract the harmful effects of “oxidative stress” and inflammation.  Oxidative stress refers to the situations in which the body’s antioxidant and other defensive abilities to combat free radicals (a.k.a. highly reactive species of oxygen and nitrogen) are overwhelmed and normal healthy balance is lost.  Our current finished product and finished product candidates include therapeutic nutraceutical products and cosmeceutical products. The Company also possesses intellectual property covering a number of proprietary compounds and formulations that may be out-licensed to biotech and pharmaceutical companies as drug candidates.

One current company focus is on products that incorporate the unique amino acid naturally occurring compound, L-Ergothioneine (“ERGO”), as a key component. ERGO is produced only by microorganisms in soil and is not synthesized by humans, animals or plants.  We have spent approximately $75 million in researching and developing ERGO, and now own a patented process to synthesize commercial quantities of ERGO in a highly stable form that is highly soluble and tasteless, making it suitable for use in combination with other nutraceuticals and botanicals in a wide variety of functional foods and beverages, and topical anti-aging products including lotions and creams.  We refer to the ERGO that is produced and synthesized by means of our patented process as “EGT™”.

In addition to the company’s current focus, a complimentary business opportunity has emerged in the form of cannabinoids and their impact on several types of diseases.  Oxis Biotech, a wholly owned subsidiary, will address this specific sector.

Oxis Biotech is a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our intended proprietary cannabinoid product platform in a broad range of disease areas. We intend to develop CBD therapeutics through proven drug discovery and development processes, creating an intellectual property portfolio and utilizing our regulatory and manufacturing expertise. Our CBD program is intended to support the submission of a New Drug Application, or NDA, in cancer-related indications with the U.S. Food and Drug Administration, or FDA, and in other markets around the world.  We plan to develop a deep pipeline of cannabinoid product candidates and seek patents available to us from several sources including the NIH.

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

We are working on establishing several marketing channels to commercialize our planned products.  Our primary marketing initiative consists of an on-line global sales program.  Other marketing channels may include non-traditional, direct to consumer channel (i.e.  multi-level-marketing (MLM), infomercials, and direct-mail) as well as traditional channels of mass retail and specialty retail.  We plan to develop products internally and seek complementary acquisitions that may provide additional products, expand our customer base and/or add to our distribution capabilities.

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

Our intellectual property includes three patents that cover the synthesis of 99% pure L-Ergothioneine, EGT™, and the protective effect of ERGO on mitochondria and other critical body structures and functions.  A significant number of peer-reviewed scientific papers published since the discovery of ERGO in 1909 indicate that ERGO is one of the most potent, multifaceted biological compounds with both appreciable antioxidant and other protective properties.  ERGO acts by itself, or in concert with other natural compounds, to improve the body’s own innate defenses against oxidative stress.  Accordingly, Oxis focuses its efforts on developing products that deliver the benefits of ERGO taken by itself and in combination with other elements that support the body’s health protective systems.

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

A good example of the protective effect of ERGO has been demonstrated in studies of amyloid beta (A☐) which is the major component of senile plaques - the brain lesion that commonly occurs and is considered to play a causal role in the development and progression of Alzheimer’s disease.

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

Products

Our initial focus is to develop and sell products to the consumer products sector.  We have sold small amounts of EGT™ as a component to selected commercial customers in the cosmetics industry for use in skin care products.  We currently are developing certain skin care products that we expect to release in 4th quarter of 2014.

We are in the process of developing a broader line of cosmeceutical products containing ERGO, and plan in the future to develop, by ourselves or through third party alliances, functional foods and beverages.  Our product/market strategy is based on the rapid development of innovative products for these consumer markets.  Product development will be achieved by a team comprised of our executive leadership and outside firms that specialize in these fields.

Markets

The products that Oxis is developing and plans to sell address very large, but fragmented markets with a wide variety of products, producers and marketing channels.  According to Nutrition Business Journal, the total retail natural products market amounted to approximately $101.8 billion in retail sales in calendar 2008.

Oxis competes in: (1) the functional foods market with 2008 estimated retail sales of $36.8 billion, and, (2) the personal care market with $10.1 billion in estimated retail sales in 2008. Oxis also competes in the global anti-aging market, estimated at $120 billion in 2010.

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

Research and Development

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

Research and Development Expenditures.  Research and development expenditures for the year ended December 31, 2012 were $0, compared to $17,000 in 2011.  These expenditures were incurred in connection with the testing and obtaining certification for ERGO related products.

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

Our primary initial target markets are: (1) functional foods and beverages, and (2) personal care product.  The markets for our products are highly competitive.  Our competitors include manufacturers and marketers of personal care and nutritional products, pharmaceutical companies and other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition and financial resources than we do.

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

Our nutraceutical business (functional foods and beverages products) may be subject to various regulations promulgated by government agencies in the markets in which we operate.  We plan to market our nutritional products as conventional foods or dietary supplements. The FDA has jurisdiction over this regulatory area.  Because these products are regulated under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market.  None of this infringes, however, upon the FDA’s power to remove from the market any product it determines to be unsafe or an unapproved drug.  Additionally, due to negative publicity associated with some supplements in the dietary supplements industry, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In general, the regulatory environment is becoming more complex with increasingly strict regulations each year.

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

Employees

As of October 23, 2014, we had two employees, the chief executive officer of the company and the president of our subsidiary, Oxis Biotech.  Many of our activities are out-sourced to consultants who provide services to us on a project basis.  As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

ITEM 1A.                      RISK FACTORS

This company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this Item.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

Our principal executive office is located at 468 N. Camden Drive, 2nd Fl., Beverly Hills, California 90210.  It is leased on a month to month basis at the rate of $245 per month.  In the event this lease should be terminated, we believe the Company could locate equally favorable office space at a comparable price.

ITEM 3.                      LEGAL PROCEEDINGS

In March, 2014, Nexdius PTY LTD, a purported licensee of rights from ESLLC, filed a declaratory action against the Company in the United States District Court Central District of California, Case No:  CV14-1770SH.  The lawsuit disputed the Company’s worldwide licensing rights to a vitamin D producing line of sun care and skin care products under a license from ESLLC.  In May 2014, the Company filed a counterclaim against Nexdius PTY LTD.  The Company also filed a claim against ESLLC for violating a non-circumvent agreement with the Company in relation to the Nexdius action.  On October 24, 2014, the Company reached a satisfactory resolution with Nexdius PTY LTD and Exposure Scientific, LLC.  For consideration of releasing Nexdius and Exposure Scientific from any further claims, the Company will receive a cash payment and perpetual royalty against all future product sales.

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

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2011	First Quarter	0.15	0.08
	Second Quarter	0.14	0.08
	Third Quarter	0.10	0.03
	Fourth Quarter	0.06	0.03
Fiscal Year 2012	First Quarter	0.05	0.02
	Second Quarter	0.04	0.03
	Third Quarter	0.03	0.01
	Fourth Quarter	0.03	0.01

Our common stock is also quoted on several European based exchanges including Berlin (OXI.BE), Frankfurt (OXI.DE), the Euronext (OXI.NX) and Paris, (OXI.PA).  The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of October 23, 2014, there were 1,330 stockholders of record, which total does not include stockholders who hold their shares in “street name.”  The transfer agent for our common stock is ComputerShare, whose address is 350 Indiana Street, Golden, CO 80401.

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

Recent Issuances of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of the fiscal year covered by this report.

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Until the end of 2008, we were engaged in the business of developing and selling clinical and research assay products and out-licensing certain therapeutic compounds addressing conditions and diseases associated with oxidative stress.  During 2008, we lost our majority-owned subsidiary, BioCheck, Inc., which was engaged in the production of enzyme immunoassay diagnostic kits for clinical laboratories, and in December 2008 we sold substantially all of the assets of our research assay product line to Percipio Biosciences, Inc.  Commencing in 2009, our focus shifted from the clinical and research assay business to developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include EGT™ as a component.  As a result, since the beginning of 2009 we have been primarily involved in re-directing our business plan, on obtaining financing to fund our revised business plan, building a new management team, developing new products, establishing new manufacturing relationships, and otherwise implementing our new business strategy.  We conducted limited operations, and had limited revenues in 2011 and in 2012.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $88,966,000 through December 31, 2012.  Our cash holdings at December 31, 2012 were $123,000 and we had a working capital deficit of $6,360,000.  Because our lack of funds, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses.  There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan.  The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

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

Simultaneously with the issuance of the March 2011 Bristol Note, the Company issued Bristol a Series A Warrant (the “March 2011 Bristol Series A Warrants”) to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.0625, and a Series B Warrant (the “March 2011 Bristol Series B Warrants” and, together with the March 2011 Bristol Series A Warrants, (the “March 2011 Bristol Warrants”) to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.075. The March 2011 Warrants are exercisable for up to seven years from the date of issue. The March 2011 Warrants may be exercised on a cashless basis if the shares of common stock underlying the March 2011 Warrants are not then registered pursuant to an effective registration statement. In the event the March 2011 Warrants are exercised on a cashless basis, the Company will not receive any proceeds.

On April 4, 2011 the Company entered into a convertible demand promissory note with Net Capital pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “April 2011 Net Capital Note”). The April 2011 Net Capital Note is convertible into shares of common stock of the Company, at a price equal to $0.05 per share.  As of September, 2012, the April 2011 Net Capital Note had been converted into shares of the Company’s common stock.

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

On December 7, 2012, the Company entered into, and made its initial $315,000 borrowing under, a short-term loan agreement with two lenders pursuant to which it is permitted to borrow up to an aggregate of $350,000. The loans made under the loan agreement are evidence by the Company’s  notes  and secured pursuant to a Security Agreement, that is junior to the Company’s existing security arrangements under the Company’s October 26, 2006 Debentures  but cover the same assets of the Company.

Interest on the Notes is at the rate of 18% per annum, payable on the first day of each month until maturity on May 1, 2013. On April 1, 2013, the Company is required to pay 25.7143% of the Loan, with the remaining balance due on May 1, 2013.

The full principal amount of the Loans may be due upon default under the terms of the Loan Agreement, the Notes or the Security Agreement.

Under the Loan Agreement, the Company is required to issue 66,666.67 shares of its common stock for each $1,000 of Loans made. Accordingly, on December 7, 2012, the Company issued 21,000,105 shares of its common stock. Assuming the entire amounts of Loans permitted under the Loan Agreement are borrowed, the Company will issue 23,333,334.5 shares in connection with the Loan Agreement.

In March 2013, the Company entered into, and made an additional $35,000 borrowing under, a short-term loan agreement with two lenders the Company entered into in December 2012, pursuant to which it is permitted to borrow up to an aggregate of $350,000. The loans made under the loan agreement are evidence by the Company’s  notes  and secured pursuant to a Security Agreement, that is junior to the Company’s existing security arrangements under the Company’s October 26, 2006 Debentures  but cover the same assets of the Company.

Effective April, 2013 the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures with an initial principal balance of $75,000.

Effective October and November, 2013 , the Company entered into a securities purchase agreement with four accredited investors to sell 10% convertible debentures with an initial principal balance of $172,000 and warrants to acquire up to 24,571,429 shares of the Company’s common stock at an exercise price of $0.01 per share.

Effective December, 2013, the Company entered into a convertible demand promissory note with an initial principal balance of $189,662 convertible at $.007 per share and warrants to acquire up to 27,094,571 shares of the Company’s common stock at an exercise price of $0.01 per share.

Effective July 24, 2014, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures with an initial principal balance of $1,250,000 and warrants to acquire up to 178,571,429 shares of the Company’s common stock at an exercise price of $0.01 per share.

Results of Operations

Revenues

In December 2010, we initiated a direct mail test market for ErgoFlex™, which generated $342,000 and $26,000 of revenues in fiscal 2012 and 2011, respectively.  Following the test marketing of ErgoFlex™, we decided to market that product, and other products containing ERGO through an on-line marketing joint venture.  Although we reached an agreement to establish that on-line marketing joint venture with engage:BDR in March 2011, we did not have the funds in 2011 to launch that sales effort and, as a result, did not have any further sales in 2011. The following table presents the changes in revenues from fiscal 2011 to fiscal 2012:

			Increase from 2011
	2012	2011	Amount	%
Product revenues	$342,000	$26,000	$316,000	1,215.4

Because we did not actively market any products until July 2012, we do not believe that the revenue data for 2012 and 2011 is meaningful or an indication of our future operations.  Assuming that we are able to raise the capital needed, we plan to actively market our products in 2013 and to release at least one additional consumer product.  Therefore, if we are adequately capitalized, revenues for 2013 are expected to significantly increase compared to the prior year.

Cost of product revenues

The following table presents the changes in cost of product revenues from fiscal 2011 to fiscal 2012:

			Increase from 2011
	2012	2011	Amount	%
Cost of product revenues	$94,000	$48,000	$46,000	95.8

Research and development expenses

Research and development expenditures for the year December 31, 2012 were $0, compared to $17,000 for the year ended December 31, 2011.  These expenditures were incurred in connection with the testing and obtaining certification for EGT™ related to the release of ErgoFlex™.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased in fiscal 2012 by $107,000 to $3,362,000 compared to $3,469,000 in fiscal 2011 primarily as a result of the fact that at the end of 2012, we only had one full-time officer/employee    However since we expect to more actively engage in operating activities in 2013, and since we expect to hire additional consultants and advisors in connection with the development and marketing of additional ERGO products, we anticipate that our selling, general and administrative expenses during the 2013 fiscal year will increase compared to fiscal 2012.

Change in value of warrant and derivative liabilities

During the year ended December 31, 2012, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $94,000. During the year ended December 31, 2011, we recorded a loss as a result of an increase in the fair market value of these warrants of $784,000. The increase is the result of the increase in the amount of warrants issued during fiscal 2011, primarily in connection with the issuance of new convertible debentures.

Interest Expense

Interest expense was $1,653,000 compared to $556,000 for the year ended December 31, 2012 and 2011, respectively.  The increase is due to the interest on the additional convertible debentures in 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $123,000.  This cash and cash equivalents is in part the result of the proceeds from borrowings in December 2012.  On the same day we had total current assets of $202,000, and a working capital deficit of $ 6,359,000.   Our cash holdings as of the date of this Annual Report, are sufficient to fund our administrative expenses for the next 12 months.  However, if we are successful in attracting certain assets for our subsidiary Oxis Biotech we expect our administrative expenses to approach $5,000,000 on an annualized basis.  In this event, we would seek an additional $5,000,000 in funding in the 1st quarter of 2015 once our Biotech strategy becomes more certain.  We would seek to obtain this additional funding through a private placement of convertible debentures with attached warrants to certain investors who have shown an interest in the Company in the past.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During fiscal 2012 and 2011, we issued warrants to purchase 463,250,546 and 33,010,000 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of November 12, 2014.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2012.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

As of December 31, 2012, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2012.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2012.

As the company’s operations increase, the company intends to hire additional employees in its accounting department.  On November 3, 2014, the company hired a new full-time CFO in connection with putting in place more comprehensive internal accounting controls.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of November 12, 2014.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Anthony J. Cataldo	63	Chairman of the Board
Kenneth Eaton	56	Chief Executive Officer and Director
Steven Weldon	38	Chief Financial Officer and Director

Anthony J. Cataldo was appointed to the Board of Directors on July 31, 2014.  Most recently, From February 2011 to June 2013 Mr. Cataldo served as Chairman and CEO/ Founder of Genesis Biopharma, Inc. (Now known as Lion Biotechnologies, Inc. Trading symbol, LBIO) Mr. Cataldo  created Lion/Genesis with the inclusion of assets purchase from the National Cancer Institute (NIH) for their novel  treatment of Stage Four Cancer treatment for melanoma.

Mr. Cataldo also served as Chairman of the board of directors of Brand Partners Group, Inc., a provider of integrated products and services dedicated to providing financial services and traditional retail clients with turn-key environmental solutions, from October 2003 through August 2006.

Mr. Cataldo also served as non-executive co-chairman of the board of MultiCell Technologies, Inc., a supplier of functional, non-tumorigenic immortalized human hepatocytes from February 2005 through July 2006.  Mr. Cataldo has also served as Executive Chairman of Calypte Biomedical Corporation, a publicly traded biotechnology company, involved in the development and sale of urine based HIV-1 screening tests from May 2001 through November 2004.  Mr. Cataldo served as the Chief Executive Officer and Chairman of the Board of Directors of Miracle Entertainment, Inc., a Canadian film production company, from May 1999 through May 2002 where he was the executive producer or producer of several motion pictures. From August 1995 to December 1998, Mr. Cataldo served as President and Chairman of the Board of Senetek, PLC, a publicly traded biotechnology company involved in age-related therapies.

Kenneth Eaton was appointed to our Board of Directors on June 27, 2011 and in November 2013, became the CEO.  Prior to joining Oxis, Mr. Keaton worked for 25 years in the development, distribution, and purchasing of general consumer products with extensive experiences both nationally and internationally, primarily with Wal-Mart.

In his 20 years with Wal-Mart, Ken led several different business units, ranging from operational administration and supply chain management to product branding and merchandise procurement, making his experience both comprehensive and multi-faceted.  In 2001, Ken was asked to lead in the formation of Wal-Mart’s division of Global Procurement. This sector was tasked with finding and developing off-shore consumer products for store shelves from food and apparel to traditional goods and seasonal products. It was under his leadership that his team was able to merge those strategies, procedures and policies into a dependable supply forecast.  This has since resulted in a predictable and reliable supply for the past decade.  The Global Procurement division operated 22 offices in 17 countries and was quickly recognized to be a valuable component as measured by margin enhancement, product quality improvements and surety of supply, propelling Wal-Mart’s procurement and supply chain strategies.  Mr. Eaton’s final eight years with Wal-Mart were as Senior Vice-President of Global Procurement.In 2008 Ken, along with 2 other partners, formed Silverlink Holdings. Silverlink operates a consumer products company with distribution in North America, Asia and Europe.  Ken also serves on the advisory board of Deem Inc., a leading SAAS procurement and supply platform, which focuses on bringing efficiencies to fragmented, under-supported markets.

Steven Weldon was appointed to our Board of Directors in September, 2014 and as our Chief Financial Officer in November, 2014.  Mr. Weldon, has over 15 years of financial and accounting experience.  The majority of his career has been focused on tax planning, preparation, and CFO consulting.  Mr. Weldon’s financial background includes experience in managerial, private accounting and planning.  He has served on the board of several publicly traded companies as both, Chief Executive Officer and Chief Financial Officer.  For several years, he taught accounting and tax courses to undergrad students at Florida Southern College.  He received his Bachelor of Science degree and his Masters in Business Administration from Florida Southern College.   Mr. Weldon was appointed as Chief Financial Officer and as a member of the board of directors of Growblox Sciences, Inc., a Delaware corporation in September 2005 and served in both positions until November 2014.  Mr. Weldon also served as chief executive officer of Growblox Sciences from December 29, 2009, through May 2, 2011, and from April 18, 2012, through March 13, 2014.

Committees of the Board of Directors

Due to the small number of directors, at the present time the duties of an Audit Committee, Nominating and Governance Committee, and Compensation Committee are performed by the board of directors as a whole.  At such time as we have more directors on our board of directors, these committees will be reconstituted.

Code of Ethics

A copy of the company’s code of ethics is attached to this annual report as exhibit 99.

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 3 and 4 for transactions effected in 2012 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•	David Saloff was late in filing one Form 4 in connection with a grant of 26,334,193 options to purchase our common stock on March 1, 2012. The Form 4 was filed on May 30, 2012.

ITEM 11.                      EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2012 and 2011 of all persons who served as our principal executive officers and as our principal financial officer during the fiscal year ended December 31, 2012.  No other executive officers received total annual compensation during the fiscal year ended December 31, 2012 in excess of $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Anthony J. Cataldo,	2012	$ –––	$ –––	$ –––	$ –––	$ –––	$ –––	$ –––	$ –––
Chairman, Chief Executive Officer (Principal Executive Officer)(2)	2011	$128,000	$ –––	$255,000	$–––	$ –––	$ –––	$ –––	$383,000

Michael Handelman,	2012	$ –––	$ –––	$ –––	$ –––	$ –––	$ –––	$ –––	$ –––
Chief Financial Officer (Principal Financial Officer) (3)	2011	$77,000	$ –––	$ –––	$ –––	$ –––	$ –––	$ –––	$77,000

David Saloff,	2012	$117,500	$ –––	$ –––	$ 1,053,367	$ –––	$ –––	$ –––	1,170,868
ief Executive Officer(4)	2011	$40,800	$ –––	$ –––	$98,723	$ –––	$ –––	$ –––	$ 139,523

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

(2)	Mr. Cataldo served as our Chief Executive Officer from March 2009 to August 2011.

(3)	Mr. Handelman resigned his position as Chief Financial Officer on October 25, 2011.

(4)	Mr. Saloff was appointed Chief Executive Officer on August 29, 2011 and Chairman of the Board on March 1, 2012. He resigned his position of CEO in November 2013 and his board position in July 2014.

Employment Agreements

The Company has entered into employment agreements with Kenneth Eaton and Anthony J. Cataldo (each an “Executive”).  Pursuant to the agreements, each Executive receives an annual salary of $216,000, bonuses as determined by the Board of Directors, an award of common stock equal to 5% of the fully diluted shares of the Company as of July 1, 2014, and an equal number of options to obtain common shares which vest over three years.  The term of employment under the agreements is for three years with a year to year renewal option thereafter.

Stock Option Grants

The following table sets forth information as of December 31, 2012, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2012

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Anthony Cataldo	–––	(1)	–––		–––
Michael Handelman	250,000		–––		–––	$0.17	3/1/2020
David Saloff	777,778		–––		–––	$0.09	6/30/2021
David Saloff	538,713		–––		–––	$0.0535	8/31/2021
David Saloff	13,167,097		13,167,096	(2)	–––	$0.04	3/1/2022

(1)	All shares were forfeited on October 25, 2012, following Mr. Cataldo’s resignation in October 2011.
(2)           One-third vested on March 1, 2012.  Remaining shares vest monthly over 36 months.
(3)           Vests quarterly beginning November 30, 2011.

Director Compensation

Mr. Eaton, appointed a director on June 27, 2011, receives a quarterly payment of $4,500 for his services on the Board of Directors of the Company.

Effective July, 1, 2011 the Board of Directors adopted a new compensation plan pursuant to which it agreed to pay each member of its Board of Directors an annual base fee of $30,000 for serving as a director, plus $1,250 per month for serving on as the chairperson of any committee of the Board, plus $500 per month for serving as a member of any committee of the Board.  The annual base fee is paid in equal quarterly installments.  In addition, as part of the Board’s new compensation package, Mr. Eaton shall also receive a non-qualified stock option to purchase $70,000 worth ($70,000 divided by the stock price on the date of grant) of  shares of Common Stock.

Beginning in January 2012, members of the Board of Directors are to receive $3,000 per quarter either in cash or registered shares, plus an option to purchase 25,000 shares at the market price at the end of each quarter.  The options will vest equally over a one year period.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during fiscal 2012 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2012
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Thomas Hoog	$12,000		$750				$12,750
Kenneth Eaton	$12,000		$750				$12,750
Total	$24,000		$1,500				$25,500

(1)           This column represents the aggregate grant date of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Note 4 of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

2003 Stock Incentive Plan

We have adopted an equity incentive plan, the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which we are authorized to grant options to purchase up to 3,000,000 shares of common stock to our employees, officers, directors and consultants.  The number of shares of common stock issuable under the 2003 Plan increases by 300,000 every year on January 1, commencing in 2005.  In 2006, with the approval of shareholders, the 2003 Plan was amended to increase the number of shares reserved for issuance from 3,600,000 shares to 5,600,000 shares.  As a result, the number of shares of common stock that may be awarded under the 2003 Plan has increased from 3,000,000 to 7,400,000 as of January 1, 2012.  Additionally, any options to purchase shares of common stock that are unexercised at the end of their respective terms or otherwise forfeited, become available under the 2003 Plan.  Awards under the 2003 Plan may consist of both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Adjustment Provisions.  If any change is made to our outstanding shares of Common Stock without the Company’s receipt of consideration (whether through reorganization, stock dividend or stock split, or other specified change in the capital structure of the Company), appropriate adjustments may be made in the class and maximum number of shares of Common Stock subject to the 2010 Plan and outstanding awards.  In that event, the 2010 Plan will be appropriately adjusted in the class and maximum number of shares of Common Stock subject to the 2010 Plan, and outstanding awards may be adjusted in the class, number of shares and price per share of Common Stock subject to such awards.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 23, 2014 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers, (c) by each of our directors and (d) by all of our current executive officers and directors as a group.  As of October 23, 2014 there were 591,714,484 shares of our common stock issued and outstanding.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of October 23, 2014 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the address of each stockholder is c/o OXIS International, Inc. at 468 N. Camden Drive, 2nd Fl., Beverly Hills, California 90210.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Outstanding Common Stock
Security Ownership of Certain Beneficial Owners:
Bristol Investment Fund, Ltd. Bristol Capital Advisors, LLC 10990 Wilshire Boulevard, Suite 1410 Los Angeles, CA 90024	31,974,050	(1)	5.1%
Theorem Group, LLC (2) 10880 Wilshire Blvd., Suite 950 Los Angeles, CA 90024	39,725,000	(2)	6.3%
Anshuman Dube c/o Theorem Group, LLC 10880 Wilshire Blvd., Suite 950 Los Angeles, CA 90024	39,725,000	(3)	6.3%
Security Ownership of Management:
Anthony J. Cataldo	5,000,000		*
Kenneth Eaton	0		*
Steven Weldon	0		*

Executive officers and directors as a group — 3 persons	5,000,000		*
_______________________________________

* Less than 1%.

(1)
As reported on SC 13G/A filed with the SEC on February 13, 2013.  Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd.  Mr. Kessler disclaims beneficial ownership of these securities.

(2)
Represents 36,125,000 warrants to purchase common stock, including 10,000,000 Series A Warrants and 10,000,000 Series B Warrants; and 2,500,000 shares of Series H Convertible Preferred Stock.  The foregoing shares of Series H Convertible Preferred Stock, the 0% Convertible Debenture and the Series A Warrant and Series B Warrant limit the ability of the holder thereof to convert such securities if, following such conversion, the holder and its affiliates would beneficially own more than 4.99% of the Company’s then issued and outstanding shares of Common Stock.  The Series H Convertible Preferred Stock entitles the holder thereof to a number of votes, without the foregoing 4.99% limitation, equal to (A) the number of shares of Common Stock that such share of preferred stock could, at such time, be converted into (B) multiplied by 100 (or, a voting power of 250,000,000 shares).  The foregoing table includes the 2,500,000 shares the Series H Convertible Preferred Stock is convertible into, but does not include the effect of these 250,000,000 votes.  Anshuman Dube, managing director of Theorem Group, LLC, has voting and investment control over the securities held by Theorem Group, LLC.  Mr. Dube disclaims beneficial ownership of these securities.

(3)	The referenced securities are held by Theorem Group, LLC and are as described in note (2) immediately above. Anshuman Dube is the managing director of Theorem Group, LLC, has voting and investment control over securities held by Theorem Group, LLC and is therefore the beneficial owner of securities held by Theorem Group, LLC.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	39,590,080	$0.07	(10,928,568)
Equity compensation plans not approved by security holders (2)	500,000	$0.29	–––
Total	40,090,980	$0.07	(10,928,568)

(1)
As of December 31, 2012, we had options issued and outstanding to purchase 3,306,282 shares of common stock under our 2003 Stock Incentive Plan and 61,000 shares of common stock under the 1994 Stock Incentive Plan.  Our 1994 Stock Incentive Plan terminated on April 30, 2004 and no additional grants may be made under that plan.  As approved by stockholders, we may grant additional options to purchase up to 2,203,465 shares of common stock under our 2003 Stock Incentive Plan as of December 31, 2012.  The number of shares reserved for issuance pursuant to options under the 2003 Stock Incentive Plan was increased by 300,000 shares on January 1, 2012 pursuant to an evergreen provision in the stock option plan.  On August 25, 2011, stockholders approved the 2010 Stock Incentive Plan.  As of December 31, 2012, we had options issued and outstanding for the purchase of 36,223,698 shares of our common stock under the 2010 Plan. We may grant additional options to purchase up to (13,723,698) shares of common stock under our 2003 Stock Incentive Plan as of December 31, 2012.

(2)
We have reserved 500,000 shares of common stock for issuance outside of our stock incentive plans. At December 31, 2011, options to purchase 500,000 shares of common stock are outstanding outside of our stock incentive plans.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

None of our three directors qualify as “independent directors” as defined by Item 407 of Regulation S-K.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2011 and 2012.  The Audit Committee appointed Seligson & Giannattasio, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2012.  The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2011 and 2012 fiscal years.

	2011	2012
Audit Fees (1)	$50,500	$50,500
Audit-Related Fees (2)	—
Tax Fees (3)	—	—
All Other Fees	—	—
Total	$50,500	$50,500
_____________

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2011 and 2012 fiscal years.

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

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Oxis International, Inc.	10-K	03/31/11	3.2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock of Oxis International, Inc., dated February 5, 2010	8-K	2/16/10	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock of Oxis International, Inc., dated March 18, 2011.	10-K	03/31/11	3.4

3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

10.1	Employment Agreement of Steven Weldon	8-K	11/10/14	10.1

14.1	Code of Ethics	X

21.1	Subsidiaries of OXIS International, Inc.	X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data File	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2014	OXIS International, Inc. By: /s/ Kenneth Eaton Kenneth Eaton Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kenneth Eaton Kenneth Eaton	Chief Executive Officer (Principal Executive Officer) and Director	November 17, 2014
/s/ Anthony J. Cataldo Anthony J. Cataldo	Chairman of the Board and President of Oxis Biotech	November 17, 2014
/s/ Steven Weldon Steven Weldon	Chief Financial Officer (Principal Financial Officer) and Director	November 17, 2014

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Oxis International, Inc.

 We have audited the accompanying consolidated balance sheets of Oxis International, Inc. (the "Company") and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxis International, Inc. and subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
November 17, 2014

OXIS International, Inc. and Subsidiaries
December 31, 2012 and 2011
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$123,000	$92,000
Inventories	59,000	12,000
Prepaid expenses	20,000	—
Total Current Assets	202,000	104,000
Patents, net	24,000	25,000
Total Other Assets	24,000	25,000
TOTAL ASSETS	$226,000	$129,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$878,000	$806,000
Accrued interest	1,253,000	1,598,000
Accrued expenses	1,173,000	607,000
Line of credit	27,000	25,000
Warrant liability	1,378,000	158,000
Settlement note payable	702,000	—
Demand notes payable	63,000	266,000
Convertible debentures, net of discount of $809,000 and $54,000, current portion	463,000	775,000
Convertible debentures	625,000	995,000
Total Current Liabilities	6,562,000	5,230,000
Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; and 500,573,746 and 269,299,838 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	501,000	269,000
Additional paid-in capital	82,216,000	78,422,000
Accumulated deficit	(88,966,000)	(83,795,000)
Noncontrolling interest	(90,000)	—
Total Stockholders’ Deficit	(6,336,000)	(5,101,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$226,000	$129,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
December 31, 2012 and 2011
Statements of Operations
	December 31,
	2012	2011
Revenue:
Product revenues	$342,000	$26,000
License revenues	—	—
TOTAL REVENUE	342,000	26,000
Cost of Product Revenue	94,000	48,000
Gross profit (loss)	248,000	(22,000)
Operating Expenses:
Research and development	—	17,000
Selling expenses	400,000	420,000
Selling, general and administrative	3,362,000	3,469,000
Total operating expenses	3,762,000	3,906,000
Loss from Operations	(3,514,000)	(3,928,000)
Change in value of warrant and derivative liabilities	(94,000)	784,000
Interest expense/income	(1,653,000)	(556,000)
Total Other Income (Expense)	(1,747,000)	228,000
Loss before minority interest and provision for income taxes	(5,261,000)	(3,700,000)
Less: Net income attributable to the noncontrolling interests	90,000	—
Income (loss) before provision for income taxes	(5,171,000)	(3,700,000)
Provision for income taxes	—	—
Net loss	(5,171,000)	(3,700,000)
Loss Per Share – basic and diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding – basic and diluted	371,724,614	201,099,910

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2010	1,787,897	$3,000	149,571,976	$149,000	$74,474,000	$(80,095,000)
Issuance of stock options					307,000
Issuance of common stock for services			18,210,498	18,000	2,355,000
Conversion of debt			77,734,000	78,000	1,286,000
Exercise of warrants			23,783,364	24,000
Net loss						(3,700,000)
Balance at December 31, 2011	1,787,897	$3,000	269,299,838	$269,000	$78,422,000	$(83,795,000)
Issuance of stock options					929,000
Issuance of common stock for services			47,600,000	48,000	1,406,000
Conversion of debt			170,340,575	171,000	1,472,000
Exercise of warrants			13,333,333	13,000	(13,000)
Net loss						(5,171,000)
Balance at December 31, 2012	1,787,897	$3,000	500,573,746	$501,000	$82,216,000	$(88,966,000)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,171,000)	$(3,700,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	3,000	23,000
Stock compensation expense for options and warrants issued to employees and non-employees	929,000	307,000
Issuance of shares for services	1,454,000	2,373,000
Amortization of debt discounts	40,000	284,000
Change in value of warrant and derivative liabilities	1,220,000	(854,000)
Changes in operating assets and liabilities:
Inventory	(47,000)	(12,000)
Other assets	(20,000)	83,000
Accounts payable and accrued liabilities	605,000	533,000
Net cash used in operating activities	(987,000)	(963,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(2,000)	—
Net cash used by investingg activities	(2,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	24,000
Proceeds from notes payable	930,000	977,000
Repayment of note payable	—	—
Net cash provided by financing activities	930,000	1,001,000
Minority interest	90,000	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,000	38,000
CASH AND CASH EQUIVALENTS - Beginning of period	92,000	54,000
CASH AND CASH EQUIVALENTS - End of period	$123,000	$92,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $88,965,000 through December 31, 2012.  On a consolidated basis, the Company had cash and cash equivalents of $123,000 at December 31, 2012. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $400,000 and $158,000 for the years ended December 31, 2012 and 2011, respectively.

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000.  Through December 31, 2012, all balances in U.S. non-interest bearing accounts are fully insured.  The Company had no balances in excess of this limit at December 31, 2012, although at times during the year, the Company may have exceeded the insured limits. Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and generally requires no collateral from customers. The Company maintains allowances for estimated probable losses, when applicable.

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

The Company granted stock options to purchase 26,384,193 and 4,452,717 shares of the Company’s common stock to employees and directors during the year ended December 31, 2012 and 2011, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2012: expected volatility of 116%; average risk-free interest rate of 1.04% to 2.03%; initial expected life of 5 to 10 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $929,000 and $303,000 for the year ended December 31, 2012 and 2011, respectively.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Stock Based Compensation to Other than Employees

The Company granted stock options to purchase 0 and 500,000 shares of the Company’s common stock to non-employees during the year ended December 31, 2012 and 2011, respectively. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized $0 and $4,000 in share-based compensation expense for non-employees for the year ended December 31, 2012 and 2011, respectively.

Inventories

The Company states its inventories at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The physical count of inventory takes place at the end of the year, and the Company makes estimates of inventory at interim dates. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at December 31, 2012. Below is a summary of inventory at December 31, 2012 and 2011, respectively.

	December 31, 2012	December 31, 2011
Raw materials	$0	$12,000
Work in process	0	0
Finished goods	59,000	0
	$59,000	$12,000

Impairment of Long Lived Assets

The Company's long-lived assets  currently consist of capitalized patents  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of the Company's long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled 686,716,412 in 2012 and 225,840,307 in 2011.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 liabilities consist of liabilities arising from the issuance of convertible securities and in accordance with ASC 815-40: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured each reporting period. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2012.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	1,378,000	—

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management has not determined the effect of adopting ASU 2014-09 on our ongoing financial reporting.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position or results of operations.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

2.           Patents

	December 30, 2012	December 31, 2011
Capitalized patent costs	$642,000	$640,000
Accumulated amortization	(618,000)	(615,000)
	$24,000	$25,000

Periodically, the Company reviews its patent portfolio and has determined that certain patent applications no longer possessed commercial viability or were abandoned since they were inconsistent with the Company's business development strategy.

The following table presents expected future amortization of patent costs as of December 31, 2012 that may change according to the Company's amortization policy upon additional patents being issued or allowed:

2013	4,000
2014	4,000
2015	4,000
2016	4,000
2017	4,000

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

During 2009, Bristol converted $177,900 of the principal amount of 2006 Debentures for 17,790,000 shares of the Company’s common stock. During 2010, Bristol converted an additional $401,000 of the principal amount of 2006 Debentures for 40,100,000 shares of the Company’s common stock. During 2011, an additional $605,000 of the principal amount of 2006 Debentures was converted into 60,500,000 shares of the Company’s common stock. During 2012, an additional $369,625 of the principal amount of 2006 Debentures was converted into 87,654,791 shares of the Company’s common stock.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

At December 31, 2012 and 2011, the Company determined the fair value of the 2006 Warrants was $34,340 and $39,000, respectively.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

During 2010, 2009 Investors converted $1,335,000 of the principal amount of 2009 Debentures for 26,700,000 shares of the Company’s common stock. During 2011, 2009 Investors converted $610,000 of the principal amount of 2009 Debentures for 12,200,000 shares of the Company’s common stock. Accordingly, at December 31, 2012, $55,000 in aggregate principal amount of 2009 Debentures remained outstanding. In addition, as of December 31, 2012, 93,125,000 of the 2009 Class A Warrants and 118,875,000 of the 2009 Class B Warrants remained outstanding.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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
December 31, 2012

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
December 31, 2012

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

Simultaneously with the issuance of the March 2011 Bristol Note, the Company issued Bristol a Series A Warrant (the “March 2011 Bristol Series A Warrants”) to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.0625, and a Series B Warrant (the “March 2011 Bristol Series B Warrants” and, together with the March 2011 Bristol Series A Warrants, (the “March 2011 Bristol Warrants”) to purchase 313,750 shares of the Company’s common stock at a per share exercise price of $0.075. The March 2011 Warrants are exercisable for up to seven years from the date of issue. The March 2011 Warrants may be exercised on a cashless basis if the shares of common stock underlying the March 2011 Warrants are not then registered pursuant to an effective registration statement. In the event the March 2011 Warrants are exercised on a cashless basis, the Company will not receive any proceeds.

On April 4, 2011 the Company entered into a convertible demand promissory note with Net Capital pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “April 2011 Net Capital Note”). The April 2011 Net Capital Note is convertible into shares of common stock of the Company, at a price equal to $0.05 per share.  As of September, 2012, the April 2011 Net Capital Note had been converted into shares of the Company’s common stock.

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
December 31, 2012

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

On December 7, 2012, the Company entered into, and made its initial $315,000 borrowing under, a short-term loan agreement with two lenders pursuant to which it is permitted to borrow up to an aggregate of $350,000. The loans made under the loan agreement are evidence by the Company’s  notes  and secured pursuant to a Security Agreement, that is junior to the Company’s existing security arrangements under the Company’s October 26, 2006 Debentures  but cover the same assets of the Company.

Interest on the Notes is at the rate of 18% per annum, payable on the first day of each month until maturity on May 1, 2013. On April 1, 2013, the Company is required to pay 25.7143% of the Loan, with the remaining balance due on May 1, 2013.

The full principal amount of the Loans may be due upon default under the terms of the Loan Agreement, the Notes or the Security Agreement.

Under the Loan Agreement, the Company is required to issue 66,666.67 shares of its common stock for each $1,000 of Loans made. Accordingly, on December 7, 2012, the Company issued 21,000,105 shares of its common stock. Assuming the entire amounts of Loans permitted under the Loan Agreement are borrowed, the Company will issue 23,333,334.5 shares in connection with the Loan Agreement.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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
December 31, 2012

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

During the year ended December 31, 2012 and 2011, the Company issued a total of 170,340,575 and 77,734,000 shares of common stock for debt conversion valued at $1,643,000 and $1,364,000, respectively.

During the year ended December 31, 2012 and 2011, the Company issued a total of 47,600,000 and 18,210,498 shares of common stock for the payment of services valued at $1,454,000 and $2,373,000, respectively.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through December 31, 2012.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Common Stock Warrants

Warrant transactions for the years ended December 31, 2012 and 2011 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010:	80,041,252	$0.07
Granted	33,010,000	0.04
Forfeited	3,666,636	0.08
Exercised	3,983,364	0.06
Adjustment for warrants previously reported unexercised	(400,000)	0.06
Outstanding at December 31, 2011:	105,001,252	$0.06
Granted	613,063,046	0.01
Forfeited	62,300,000	0.01
Exercised	20,000,000	0.01
Outstanding at December 31, 2012	635,764,298	0.01

Exercisable warrants:
December 31, 2011	104,851,252	$0.06
December 31, 2012	635,764,298	$0.01

Stock Options

The Company has reserved 22,500,000 shares of its common stock at December 31, 2012 for issuance under the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan, approved by stockholders at the 2011 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2012, (13,723, 698) of common stock were available for grant and options to purchase 36,223,698 shares of common stock are outstanding under the 2010 Plan.

The Company has reserved 5,801,412 shares of its common stock at December 31, 2012 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2012, 2,795,130 shares of common stock were available for grant and options to purchase 3,306,282 shares of common stock are outstanding under the 2003 Plan.

The Company has reserved 61,000 shares of its common stock at December 31, 2012 for issuance pursuant to the future exercise of outstanding options granted under the 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan permitted the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. This Plan expired on April 30, 2003 and no further issuances will occur. Options to purchase 61,000 shares of common stock are outstanding at December 31, 2012 under the 1994 Plan.

In addition, the Company has reserved 500,000 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2012, options to purchase 500,000 shares of common stock are outstanding outside of its stock incentive plans.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

The following table summarizes stock option transactions for the years ended December 31, 2012 and 2011:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2010	13,934,651	$0.15
Granted	4,952,717	0.07
Exercised	-
Expired	(2,808,389)	$0.17
Outstanding, December 31, 2011	16,078,979	0.19
Granted	27,984,193	0.04
Exercised	-
Expired	(3,972,192)	0.17
Outstanding, December 31, 2012	40,090,980	$0.07

Exercisable Options:
December 31, 2011	12,274,829	$0.18
December 31, 2012	25,843,052	0.09

The weighted-average fair value of options granted was $2,973,240 and $1,485,000 in 2012 and 2011, respectively.

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.05 to $0.09	32,436,910	8.93	$0.042	18,188,982	$0.045
$0.10 to $0.15	1,506,500	2.69	0.125	1,506,500	0.125
$0.16 to $0.29	4,868,158	5.56	0.192	4,868,158	0.192
$0.30 to $0.59	1,279,412	0.49	0.392	1,279,412	0.392
	40,090,980			25,843,052

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
December 31, 2012

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

5.           Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	December 31,
	2012	2011
Deferred tax assets:
Federal net operating loss carryforward	$13,493,553	$12,213,000
Other	538,936	687,000
Patent amortization	(7,707)	(13,000)
Deferred tax assets before valuation	14,024,782	12,887,000
Valuation allowance	(14,024,782)	(12,887,000)
Net deferred income tax assets	$—	$—

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Tax Carryforward

At December 31, 2012, the Company had net operating loss carryforwards of approximately $31,000,000 to reduce United States federal taxable income in future years. These carryforwards expire through 2032.

6.           Subsequent Events

In March 2013, the Company entered into, and made an additional $35,000 borrowing under, a short-term loan agreement with two lenders the Company entered into in December 2012, pursuant to which it is permitted to borrow up to an aggregate of $350,000. The loans made under the loan agreement are evidence by the Company’s  notes  and secured pursuant to a Security Agreement, that is junior to the Company’s existing security arrangements under the Company’s October 26, 2006 Debentures  but cover the same assets of the Company.

Effective April, 2013 the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures with an initial principal balance of $75,000.

Effective October and November, 2013 , the Company entered into a securities purchase agreement with four accredited investors to sell 10% convertible debentures with an initial principal balance of $172,000 and warrants to acquire up to 24,571,429 shares of the Company’s common stock at an exercise price of $0.01 per share.

Effective December, 2013, the Company entered into a convertible demand promissory note with an initial principal balance of $189,662 convertible at $.007 per share and warrants to acquire up to 27,094,571 shares of the Company’s common stock at an exercise price of $0.01 per share.

Effective July 24, 2014, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures with an initial principal balance of $1,250,000 and warrants to acquire up to 178,571,429 shares of the Company’s common stock at an exercise price of $0.01 per share.

Also effective July 24, 2014, the Company sold to Kenneth Eaton, the Company’s Chief Executive Officer, a $175,000 debenture as payment in full for all accrued and unpaid salary and fees owed to Mr. Eaton.

Effective July 25, 2014, Anshuman Dube and David Saloff resigned from their positions as members of the Board of Directors .

Also effective July 25, 2014, Anthony Cataldo was appointed to the Board as a new director and serves as the Chairman of the Board of Directors. Mr. Cataldo previously served as a director and as the Company’s Chief Executive Officer from March 2009 to August 2011.