Form 10-Q
period 2013-03-31
OXIS INTERNATIONAL INC
filed 2014-12-10
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At December 5, 2014, the issuer had outstanding the indicated number of shares of common stock:  591,714,484.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2013

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$123,000
Inventories	94,000	59,000
Prepaid expenses	-	20,000
Total Current Assets	94,000	202,000
Patents, net	24,000	24,000
Total Other Assets	24,000	24,000
TOTAL ASSETS	$118,000	$226,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	$1,000	$-
Accounts payable	883,000	878,000
Accrued interest	1,341,000	1,253,000
Accrued expenses	1,240,000	1,173,000
Line of credit	-	27,000
Warrant liability	18,000	1,378,000
Settlement note payable	695,000	702,000
Demand notes payable	63,000	63,000
Convertible debentures, net of discount of $515,000 and $809,000, current portion	619,000	463,000
Convertible debentures	547,000	625,000
Total Current Liabilities	5,407,000	6,562,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 573,051,524 and 500,573,746 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	573,000	501,000
Additional paid-in capital	82,709,000	82,216,000
Accumulated deficit	(88,498,000)	(88,966,000)
Noncontrolling interest	(76,000)	(90,000)
Total Stockholders’ Deficit	(5,289,000)	(6,336,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$118,000	$226,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue:
Product revenues	88,000	$1,000
License revenues	-	-
TOTAL REVENUE	88,000	1,000
Cost of Product Revenue	69,000	1,000
Gross profit (loss)	19,000	-
Operating Expenses:
Research and development	-	-
Selling, general and administrative	366,000	397,000
Total operating expenses	366,000	397,000
Loss from Operations	(347,000)	(396,000)
Interest income		-
Change in value of warrant and derivative liabilities	1,360,000	(145,000)
Interest expense	(531,000)	(74,000)
Total Other Income (Expense)	829,000	(219,000)
Income/(loss) before minority interest and provision for income taxes	482,000	(615,000)
Plus: net loss attributable to the noncontrolling interest	(14,000)	-
Income/(loss) before provision for income taxes	468,000	(615,000)
Provision for income taxes	-	-
Net income/(loss)	468,000	(615,000)
Weighted Average Shares Outstanding Basic	547,247,820	282,981,157
Diluted	717,718,596	282,981,157
Income (loss) per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012

	Three months Ended March 31,
	2013 (unaudited)	2012 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$468,000	$(615,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	-	3,000
Stock compensation expense for options and warrants issued to employees and non-employees	175,000	143,000
Non-cash interest expense	139,000	-
Amortization of debt discounts	294,000	29,000
Change in value of warrant and derivative liabilities	(1,360,000)	145,000
Changes in operating assets and liabilities:
Other assets	(15,000)	(12,000)
Accounts payable and accrued expenses	161,000	115,000
Net cash used in operating activities	(138,000)	(192,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(34,000)	-
Proceeds of short-term borrowings	35,000	220,000
Net cash provided by financing activities	1,000	220,000
Minority interest	14,000	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(123,000)	28,000

CASH AND CASH EQUIVALENTS - Beginning of period	123,000	92,000
CASH AND CASH EQUIVALENTS - End of period	$-	$120,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $88,498,000 through March 31, 2013.  On a consolidated basis, the Company had cash and cash equivalents of $-0- at March 31, 2013. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
March 31, 2013
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

The Company granted stock options to purchase -0- and 26,384,193 shares of the Company’s common stock to employees and directors during the three months ended March 31, 2013 and 2012, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2012: expected volatility of 116%; average risk-free interest rate of 1.04% to 2.04%; initial expected life of 5 to 10 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $176,000 and $143,000 for the three months ended March 31, 2013 and 2012, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the three months ended March 31, 2013 and 2012, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the three months ended March 31, 2012, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at March 31, 2013 totaled 409,439,245.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2013.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	18,000	—

Note 2 – Patents

	March 31, 2013	December 31, 2012
Capitalized patent costs	$642,000	$642,000
Accumulated amortization	(618,000)	(618,000)
	$24,000	$24,000

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
March 31, 2013
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
March 31, 2013
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

At March 31, 2013 and December 31, 2012, the Company determined the fair value of the 2006 Warrants was $13,000 and $34,000, respectively.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

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

During 2010, 2009 Investors converted $1,335,000 of the principal amount of 2009 Debentures for 26,700,000 shares of the Company’s common stock. During 2011, 2009 Investors converted $610,000 of the principal amount of 2009 Debentures for 12,200,000 shares of the Company’s common stock. Accordingly, at March 31, 2013, $55,000 in aggregate principal amount of 2009 Debentures remained outstanding. In addition, as of March 31, 2013, 93,125,000 of the 2009 Class A Warrants and 118,875,000 of the 2009 Class B Warrants remained outstanding.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

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
March 31, 2013
(UNAUDITED)

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
March 31, 2013
(UNAUDITED)

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
March 31, 2013
(UNAUDITED)

All of the foregoing securities were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In December, 2012, the Company entered into, and made its initial $315,000 borrowing under, a short-term loan agreement with two lenders (the “Loan Agreement”), pursuant to which it is permitted to borrow up to an aggregate of $350,000 (the “Loans”). The Loans made under the Loan Agreement are evidence by the Company’s Notes (the “Notes”) and secured pursuant to a Security Agreement (the “Security Agreement”), that is junior to the Company’s existing security arrangements under the Company’s October 26, 2006 Debentures (see the Company’s Form 8-K filed October 26, 2006 for details of such arrangements), but cover the same assets of the Company.

Interest on the Notes is at the rate of 18% per annum, payable on the first day of each month until maturity on May 1, 2013. On April 1, 2013, the Company is required to pay 25.7143% of the Loan, with the remaining balance due on May 1, 2013. The Company may borrow up to $280,000 (including the $140,000 borrowed on December 7) in December 2012 and $70,000 in January 2013.

The full principal amount of the Loans may be due upon default under the terms of the Loan Agreement, the Notes or the Security Agreement.

Under the Loan Agreement, the Company is required to issue 66,666.67 shares of its common stock for each $1,000 of Loans made. Accordingly, in December 2012, the Company issued 9,333,333.8 shares of its common stock. Assuming the entire amounts of Loans permitted under the Loan Agreement are borrowed, the Company will issue 23,333,334.5 shares in connection with the Loan Agreement.

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
March 31, 2013
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
March 31, 2013
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

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

During the three months ended March 31, 2013 and 2012, the Company issued a total of 14,311,111 and 31,000,000 shares of common stock, respectively for retirement of debt valued at $250,300 and $310,000, respectively.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through March 31, 2013.

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
March 31, 2013
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
March 31, 2013
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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2012	40,090,980	$0.07
Granted	-
Forfeited	10,742,314	0.08
Exercised	-	-
Outstanding as of March 31, 2013	29,348,666	$0.06

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

Warrants

Following is a summary of the warrant activity:
	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2012	635,764,298	$0.01
Granted	—	-
Forfeited	3,384,616	0.10
Exercised	93,000,000	0.01
Outstanding as of March 31, 2013	539,379,682	$0.01

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

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

Note 7 – Subsequent Events

Effective October and November, 2013, the Company entered into a securities purchase agreement with four accredited investors to sell 10% convertible debentures with an initial principal balance of $172,000 and warrants to acquire up to 24,571,429 shares of the Company’s common stock at an exercise price of $0.01 per share.

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

Effective July 25, 2014, Anshuman Dube and David Saloff resigned from their positions as members of the Board of Directors.

Also effective July 25, 2014, Anthony Cataldo was appointed to the Board as a new director and serves as the Chairman of the Board of Directors. Mr. Cataldo previously served as a director and as the Company’s Chief Executive Officer from March 2009 to August 2011.

Oxis Biotech, Inc., a wholly owned subsidiary, was formed on September 26, 2014, for the purpose of addressing a business opportunity in the form of cannabinoids and their impact on several types of diseases.

On September 29, 2014, Steven Weldon was elected a member of the Board of Directors of the Company and on November 3, 2014, was appointed the Chief Financial Officer and Chief Accounting Officer of the Company. The Company has entered into an employment agreement with Mr. Weldon. Pursuant to the agreement, Mr. Weldon receives an annual salary of $108,000, bonuses as determined by the Board of Directors, and an award of 10,000,000 shares of common stock which vests over two years. The term of employment under the agreement is for two years with a year to year renewal option thereafter.

In October 2014, the Company, issued two convertible debentures to two separate investors, each in the face amount of $500,000. The Company also issued a third convertible debenture to a third investor in the face amount of $250,000 for total investment proceeds to the Company of $1,250,000. Each debenture accrues interest at the rate of 10% per annum. The debentures are convertible into common shares of the Company at the rate of $0.0125 per share. Each debenture recipient also received warrants for the purchase common shares of the Company at the exercise price of $0.02 per share. The two investors acquiring the $500,000 debentures each received warrants to purchase up to 40,000,000 common shares. The investor who acquired the $250,000 debenture received warrants to purchase up to 20,000,000 common shares.

On November 19, 2014, Kenneth Eaton resigned his positions as Chief Executive Officer and Board member. On the same day, the Board of Directors elected Anthony J. Cataldo as the Company’s new Chief Executive Officer, in which capacity he will serve concurrently with his position of Board Chairman. Also the same day, Steven Weldon was elected President, in which position he will serve concurrently with his position as Chief Financial Officer.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2012.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

Results of Operations

Revenues/Cost of Product Revenues

The following table presents the changes in revenues for the quarter ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Increase from 2012
Product revenues	$88,000	$1,000	$87,000

Because we did not actively market any products until July 2012, we do not believe that the revenue data for 2013 and 2012 is meaningful or an indication of our future operations.  As of 2014, we are evaluating the marketability of this product.

The following table presents the changes in cost of product revenues for the quarter ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Increase from 2012
Cost of product revenues	$69,000	$1,000	$68,000

Cost of product revenues increased due to the increase of sales during the quarter.

Research and Development Expenses

During the three months ended March 31, 2013 and 2012, we incurred no research and development expenses.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses for the quarter ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Decrease from 2012
Selling, general and administrative expenses	$366,000	$397,000	$31,000

The decrease in selling, general and administrative expenses is primarily attributable to a decrease in professional fees.

Change in value of warrant and derivative liabilities

During the three months ended March 31, 2013, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $1,360,000, compared to an expense of $145,000 during the three months ended December 31, 2012. We recorded a gain as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $531,000 and $74,000 for the three months ended March 31, 2013 and 2012 respectively.  The increase is primarily due to an increase in the non cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

Net Income (Loss)

We had net income of $468,000 compared to a net loss of $615,000, for the three months ended March 31, 2013 and 2012, respectively.  The net income in the first three months of 2013 was primarily the result of a decrease in the fair market value of outstanding warrants and beneficial conversion features.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $-0- at March 31, 2013 and $5,407,000 of current liabilities (of which $5,389,000 represented current cash obligations and $18,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of March 31, 2013, we had a working capital deficit of $5,313,000.  In addition, we have an accumulated deficit of $88,498,000 through March 31, 2013.

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

Long-Lived Assets

Our long-lived assets include property, plant and equipment, capitalized costs of filing patent applications and goodwill and other assets.  We evaluate our long-lived assets for impairment in accordance with ASC 360, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment.  If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the three months ended March 31, 2013 and 2012, we issued warrants to purchase 0 and 9,900,000 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2013.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

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

As of March 31, 2013, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of March 31, 2013.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of March 31, 2013.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

During the three months ended March 31, 2013 and 2012, the Company issued a total of 14,311,111 and 31,000,000 shares of common stock, respectively for retirement of debt valued at $250,300 and $310,000, respectively.  During the three months ended March 31, 2013, the Company issued 11,666,667 in connection with the issuance of debt securities.  These shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 3.  Defaults Upon Senior Securities.

There have been no material changes from the disclosure provided in Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Dated: December 10, 2014	OXIS International, Inc. By: /s/ Anthony J. Cataldo Anthony J. Cataldo Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	December 10, 2014
/s/ Steven Weldon Steven Weldon	Chief Financial Officer (Principal Financial Officer), President and Director	December 10, 2014