Form 10-Q
period 2013-06-30
OXIS INTERNATIONAL INC
filed 2014-12-12
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At December 12, 2014, the issuer had outstanding the indicated number of shares of common stock:  591,714,484.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Six Months Ended June 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,000	$123,000
Inventories	120,000	59,000
Prepaid expenses	-	20,000
Total Current Assets	131,000	202,000
Patents, net	23,000	24,000
Total Other Assets	23,000	24,000
TOTAL ASSETS	$154,000	$226,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	904,000	878,000
Accrued interest	1,430,000	1,253,000
Accrued expenses	1,254,000	1,173,000
Line of credit	-	27,000
Warrant liability	3,000	1,378,000
Settlement note payable	695,000	702,000
Demand notes payable	63,000	63,000
Convertible debentures, net of discount of $347,000 and $809,000, current portion	862,000	463,000
Convertible debentures	547,000	625,000
Total Current Liabilities	5,758,000	6,562,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 573,051,524 and 500,573,746 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	573,000	501,000
Additional paid-in capital	82,709,000	82,216,000
Accumulated deficit	(88,804,000)	(88,966,000)
Noncontrolling interest	(85,000)	(90,000)
Total Stockholders’ Deficit	(5,604,000)	(6,336,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$154,000	$226,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Product revenues	$56,000	$1,000	$144,000	$2,000
License revenue	-	-	-	-
Total revenue	56,000	1,000	143,000	2,000
Cost of product revenue	12,000	-	81,000	1,000
Gross profit (loss)	44,000	1,000	63,000	1,000
Operating expenses
Research and development	-	-	-	-
Selling, general and administrative expenses	118,000	1,031,000	484,000	1,427,000
Total operating expenses	118,000	1,031,000	484,000	1,427,000
Loss from operations	(74,000)	(1,030,000)	(421,000)	(1,426,000)
Other income (expense)
Change in value of warrant and derivative liabilities	15,000	(212,000)	1,375,000	(357,000)
Interest expense	(256,000)	(1,166,000)	(787,000)	(1,240,000)
Total other income (expense)	(241,000)	(1,378,000)	588,000	(1,597,000)
Income (loss) before minority interest and provision for income taxes	(315,000)	(2,408,000)	167,000	(3,023,000)
Plus: net (income) loss attributable to the noncontrolling interest	9,000	13,000	(5,000)	13,000
Income (loss) before provision for income taxes	(306,000)	(2,395,000)	162,000	(3,010,000)
Provision for income tax	-	-	-	-
Net income (loss)	(306,000)	(2,395,000)	$162,000	(3,010,000)
Weighted average common shares outstanding
Basic	573,051,524	329,272,365	560,220,983	306,126,761
Diluted	573,051,524	329,272,365	616,508,334	306,126,761
Net income ( loss) per share
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012

	Six months Ended June 30,
	2013 (unaudited)	2012 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$162,000	$(3,010,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,000	9,000
Stock compensation expense for options and warrants issued to employees and non-employees	175,000	421,000
Non-cash interest expense	139,000	-
Amortization of debt discounts	537,000	40,000
Change in value of warrant and derivative liabilities	(1,375,000)	356,000
Changes in operating assets and liabilities:
Other assets	(41,000)	(92,000)
Accounts payable and accrued expenses	284,000	1,781,000
Net cash used in operating activities	(118,000)	(495,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(34,000)	-
Proceeds of short-term borrowings	35,000	408,000
Net cash provided by financing activities	1,000	408,000
Minority interest	5,000	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(112,000)	(87,000)

CASH AND CASH EQUIVALENTS - Beginning of period	123,000	92,000
CASH AND CASH EQUIVALENTS - End of period	$11,000	$5,000

Supplemental Disclosures:
Interest paid	$--	$--
Income taxes paid	$--	$--

Supplemental non-cash activities
Issuance of common stock to convert notes payable	$251,000	$304,000
Issuance of common stock in payment of accrued interest	$--	$485,000
Issuance of common stock in payment of accounts payable	$--	$480,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $88,804,000 through June 30, 2013.  On a consolidated basis, the Company had cash and cash equivalents of $11,000 at June 30, 2013. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
June 30, 2013
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

The Company granted stock options to purchase -0- and 26,384,193 shares of the Company’s common stock to employees and directors during the six months ended June 30, 2013 and 2012, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2012: expected volatility of 116%; average risk-free interest rate of 1.04% to 2.04%; initial expected life of 5 to 10 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $175,000 and $421,000 for the six months ended June 30, 2013 and 2012, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the six months ended June 30, 2013 and 2012, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the six months ended June 30, 2012, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at June 30, 2013 totaled 471,716,503.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2013.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	3,000	—

Note 2 – Patents

	June 30, 2013	December 31, 2012
Capitalized patent costs	$642,000	$642,000
Accumulated amortization	(619,000)	(618,000)
	$23,000	$24,000

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
June 30, 2013
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
June 30, 2013
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

At June 30, 2013 and December 31, 2012, the Company determined the fair value of the 2006 Warrants was $2,000 and $34,000, respectively.

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
June 30, 2013
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

During 2010, 2009 Investors converted $1,335,000 of the principal amount of 2009 Debentures for 26,700,000 shares of the Company’s common stock. During 2011, 2009 Investors converted $610,000 of the principal amount of 2009 Debentures for 12,200,000 shares of the Company’s common stock. Accordingly, at June 30, 2013, $55,000 in aggregate principal amount of 2009 Debentures remained outstanding. In addition, as of June 30, 2013, 93,125,000 of the 2009 Class A Warrants and 125,625,000 of the 2009 Class B Warrants remained outstanding.

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
June 30, 2013
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

Pursuant to the Agreement, OXIS shall pay Bristol (half of which payment would redound to Merit Capital Limited (“Merit”)) a total of $1,119,778 as payment in full for the losses suffered and all costs incurred by Bristol in connection with the Transaction. Payment of such $1,119,778 shall be made as follows: OXIS shall issue restricted common stock to each of Bristol and Merit, in an amount such that each Bristol and Merit shall hold no more than 9.99% of the outstanding shares of OXIS (including any shares that each may hold as of the date of issuance). The shares so issued represent $417,475.65 of the $1,119,778 payment (27,831,710 shares at $0.015 per share, of which 9,168,750 will be retained by Bristol and 18,662,960 will be issued to Merit). The remaining balance of the payment shall be made in the form of two convertible promissory notes in the respective amounts of $422,357.75 for Bristol and $279,944.60 for Merit (collectively, the “Notes”) with a maturity of December 1, 2017 having an 8% annual interest rate, with interest only accruing until January 1, 2013, and then level payments of $3,750 each beginning January 1, 2013 until paid in full on December 1, 2017. Through June 30, 2013, one payment of $3,750 has been made to each of the Notes holders.  In the event a default in the monthly payments on the Notes has occurred and is continuing each holder of the Notes shall be permitted to convert the unpaid principal and interest of the Notes into shares of OXIS at $.01 cents per share.  In the absence of such continuing default no conversion of the Notes will be permitted. OXIS will have the right to repay the Notes in full at any time without penalty.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

Demand Notes

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
June 30, 2013
(UNAUDITED)

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
June 30, 2013
(UNAUDITED)

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
June 30, 2013
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
June 30, 2013
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
June 30, 2013
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

During the six months ended June 30, 2013 and 2012, the Company issued a total of 14,311,111 and 30,500,000 shares of common stock, respectively for retirement of debt valued at $250,300 and $305,000, respectively.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through June 30, 2013.

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
June 30, 2013
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
June 30, 2013
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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2012	40,090,980	$0.07
Granted	-
Forfeited	10,798,814	0.08
Exercised	-	-
Outstanding as of June 30, 2013	29,292,166	$0.06

Warrants

Following is a summary of the warrant activity:
	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2012	635,764,298	$0.01
Granted	—	-
Forfeited	3,384,616	0.10
Exercised	93,000,000	0.01
Outstanding as of June 30, 2013	539,379,682	$0.01

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
June 30, 2013
(UNAUDITED)

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues/Cost of Product Revenues

The following table presents the changes in revenues for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Increase from 2012
Product revenues	$56,000	$1,000	$55,000

Because we did not actively market any products until July 2012, we do not believe that the revenue data for 2013 and 2012 is meaningful or an indication of our future operations.  As of 2014, we are evaluating the marketability of this product.

The following table presents the changes in cost of product revenues for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Increase from 2012
Cost of product revenues	$12,000	$-0-	$12,000

Cost of product revenues increased due to the increase of sales during the quarter.

Research and Development Expenses

During the three months ended June 30, 2013 and 2012, we incurred no research and development expenses.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Decrease from 2012
Selling, general and administrative expenses	$118,000	$1,031,000	$913,000

The decrease in selling, general and administrative expenses is primarily attributable to a decrease in non-cash fees paid.

Change in value of warrant and derivative liabilities

During the three months ended June 30, 2013, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $15,000 compared to an expense of $212,000 during the three months ended June 30, 2012. We recorded a gain as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $256,000 and $1,166,000 for the three months ended June 30, 2013 and 2012 respectively.  The decrease is primarily due to a decrease in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $306,000 compared to a net loss of $2,395,000, for the three months ended June 30, 2013 and 2012, respectively.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues/Cost of Product Revenues

The following table presents the changes in revenues for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Increase from 2012
Product revenues	$144,000	$2,000	$142,000

Because we did not actively market any products until July 2012, we do not believe that the revenue data for 2013 and 2012 is meaningful or an indication of our future operations.  As of 2014, we are evaluating the marketability of this product.

The following table presents the changes in cost of product revenues for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Increase from 2012
Cost of product revenues	$81,000	$1,000	$80,000

Cost of product revenues increased due to the increase of sales during the quarter.

Research and Development Expenses

During the six months ended June 30, 2013 and 2012, we incurred no research and development expenses.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Decrease from 2012
Selling, general and administrative expenses	$484,000	$1,427,000	$943,000

The decrease in selling, general and administrative expenses is primarily attributable to a decrease in non-cash fees paid.

Change in value of warrant and derivative liabilities

During the six months ended June 30, 2013, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $1,375,000, compared to an expense of $357,000 during the six months ended June 30, 2012. We recorded a gain as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $787,000 and $1,240,000 for the six months ended June 30, 2013 and 2012 respectively.  The decrease is primarily due to a decrease in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

Net Income (Loss)

As a result of the foregoing, we had net income of $162,000 compared to a net loss of $3,010,000, for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $11,000 at June 30, 2013 and $5,758,000 of current liabilities (of which $5,755,000 represented current cash obligations and $3,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of June 30, 2013, we had a working capital deficit of $5,627,000.  In addition, we have an accumulated deficit of $88,974,000 through June 30, 2013.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the six months ended June 30, 2013 and 2012, we issued warrants to purchase -0- and 9,900,000 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2013.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

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

As of June 30, 2013, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of June 30, 2013.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of June 30, 2013.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

During the six months ended June 30, 2013 and 2012, the Company issued a total of 14,311,111 and 31,000,000 shares of common stock, respectively for retirement of debt valued at $250,300 and $310,000, respectively.  During the six months ended June 30, 2013, the Company issued 11,666,667 in connection with the issuance of debt securities.  These shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Dated: December 12, 2014	OXIS International, Inc. By: /s/ Anthony J. Cataldo Anthony J. Cataldo Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	December 12, 2014
/s/ Steven Weldon Steven Weldon	Chief Financial Officer (Principal Financial Officer), President and Director	December 12, 2014