Form 10-K
period 2013-12-31
OXIS INTERNATIONAL INC
filed 2015-01-08
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0. As of January 8, 2015, there were 591,714,484 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

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

Research and Development Expenditures.  No research and development expenditures for the year ended December 31, 2013 were incurred.

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

OXIS Ergothioneine Patents

?	U.S. Patent 6,103,746 issued August 8, 2000 entitled “Methods and Compositions for the Protection of Mitochondria” will expire on February 19, 2018.
?	Mexican Patent 211035 issued October 25, 2002 entitled “Methods and Compositions for the Protection of Mitochondria” will expire on February 19, 2018.
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

Employees

As of December 30, 2014, we had two employees, the chief executive officer and chief financial officer of the company.  Many of our activities are out-sourced to consultants who provide services to us on a project basis.  As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

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

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2012	First Quarter	0.05	0.02
	Second Quarter	0.04	0.03
	Third Quarter	0.03	0.01
	Fourth Quarter	0.03	0.01
Fiscal Year 2013	First Quarter	0.02	0.01
	Second Quarter	0.01	0.00
	Third Quarter	0.02	0.00
	Fourth Quarter	0.01	0.00

Our common stock is also quoted on several European based exchanges including Berlin (OXI.BE), Frankfurt (OXI.DE), the Euronext (OXI.NX) and Paris, (OXI.PA).  The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of November 15, 2014, there were 1,330 stockholders of record, which total does not include stockholders who hold their shares in “street name.”  The transfer agent for our common stock is ComputerShare, whose address is 350 Indiana Street, Golden, CO 80401.

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Until the end of 2008, we were engaged in the business of developing and selling clinical and research assay products and out-licensing certain therapeutic compounds addressing conditions and diseases associated with oxidative stress.  During 2008, we lost our majority-owned subsidiary, BioCheck, Inc., which was engaged in the production of enzyme immunoassay diagnostic kits for clinical laboratories, and in December 2008 we sold substantially all of the assets of our research assay product line to Percipio Biosciences, Inc.  Commencing in 2009, our focus shifted from the clinical and research assay business to developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include EGT™ as a component.  As a result, since the beginning of 2009 we have been primarily involved in re-directing our business plan, on obtaining financing to fund our revised business plan, building a new management team, developing new products, establishing new manufacturing relationships, and otherwise implementing our new business strategy.  We conducted limited operations, and had limited revenues in 2012 and in 2013.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $6,334,000 through December 31, 2013.  Our cash holdings at December 31, 2013 were $43,000 and we had a working capital deficit of $6,259,000.  Because our lack of funds, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses.  There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan.  The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

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

In October 2014, the Company issued two convertible debentures to two separate investors, each in the face amount of $500,000. The Company also issued a third convertible debenture to a third investor in the face amount of $250,000 for total investment proceeds to the Company of $1,250,000. Each debenture accrues interest at the rate of 10% per annum. The debentures are convertible into common shares of the Company at the rate of $0.0125 per share. Each debenture recipient also received warrants for the purchase common shares of the Company at the exercise price of $0.02 per share. The two investors acquiring the $500,000 debentures each received warrants to purchase up to 40,000,000 common shares. The investor who acquired the $250,000 debenture received warrants to purchase up to 20,000,000 common shares.

Results of Operations

Revenues

The following table presents the changes in revenues from fiscal 2012 to fiscal 2013:

				Increase from 2012
		2013	2012	Amount	%
Product revenues	$	$368,000	$342,000	$26,000	7.6

Because we did not actively market any products until July 2012, we do not believe that the revenue data for 2013 and 2012 is meaningful or an indication of our future operations.

Cost of product revenues

The following table presents the changes in cost of product revenues from fiscal 2012 to fiscal 2013:

			Increase from 2012
	2013	2012	Amount	%
Cost of product revenues	$226,000	$94,000	$132,000	140

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased in fiscal 2013 by $2,427,000 to $935,000 compared to $3,362,000 in fiscal 2012.   The decrease is primarily the result of a decrease in stock based compensation of approximately $754,000, advertising and promotional costs of approximately $400,000 and consulting fees of of approximately $1,227,000.

Change in value of warrant and derivative liabilities

During the year ended December 31, 2013, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $1,425,000, compared to an expense of $94,000 during the year ended December 31, 2012. We recorded a gain as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $1,196,000 compared to $1,653,000 for the year ended December 31, 2013 and 2012, respectively.  The decrease of $457,000 is due to the expense related to the settlement agreement note payable in 2012 offset by the additional notes payable incurred in 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $43,000. This cash and cash equivalents is in part the result of the proceeds from borrowings in 2013.  On the same day we had total current assets of $125,000, and a working capital deficit of $6,259,000.   Our cash holdings as of the date of this Annual Report are sufficient to fund our administrative expenses for the next 12 months.  However, if we are successful in attracting certain assets for our subsidiary Oxis Biotech, we expect our administrative expenses to approach $5,000,000 on an annualized basis.  In this event, we would seek an additional $5,000,000 in funding in the 1st quarter of 2015 once our Biotech strategy becomes more certain.  We would seek to obtain this additional funding through a private placement of convertible debentures with attached warrants to certain investors who have shown an interest in the Company in the past.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2013.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2013.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

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

As of December 31, 2013, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2013.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2013.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of November 15, 2014.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Anthony J. Cataldo	63	Chief Executive Officer and Chairman of the Board
Steven Weldon	39	Chief Financial Officer and Director

Anthony J. Cataldo was appointed to the Board of Directors on July 31, 2014 and he was appointed Chief Executive Officer on November 19, 2014.  Most recently, From February 2011 to June 2013 Mr. Cataldo served as Chairman and CEO/ Founder of Genesis Biopharma, Inc. (Now known as Lion Biotechnologies, Inc. Trading symbol, LBIO) Mr. Cataldo  created Lion/Genesis with the inclusion of assets purchase from the National Cancer Institute (NIH) for their novel  treatment of Stage Four Cancer treatment for melanoma.

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

Steven Weldon was appointed to our Board of Directors in September, 2014 and as our President and Chief Financial Officer in November, 2014.  Mr. Weldon has over 15 years of financial and accounting experience.  The majority of his career has been focused on tax planning, preparation, and CFO consulting.  Mr. Weldon’s financial background includes experience in managerial, private accounting and planning.  He has served on the board of several publicly traded companies as both, Chief Executive Officer and Chief Financial Officer.  For several years, he taught accounting and tax courses to undergrad students at Florida Southern College.  He received his Bachelor of Science degree and his Masters in Business Administration from Florida Southern College.   Mr. Weldon was appointed as Chief Financial Officer and as a member of the board of directors of Growblox Sciences, Inc., a Delaware corporation in September 2005 and served in both positions until November 2014.  Mr. Weldon also served as chief executive officer of Growblox Sciences from December 29, 2009, through May 2, 2011, and from April 18, 2012, through March 13, 2014.

Committees of the Board of Directors

Due to the small number of directors, at the present time the duties of an Audit Committee, Nominating and Governance Committee, and Compensation Committee are performed by the board of directors as a whole.  At such time as we have more directors on our board of directors, these committees will be reconstituted.

Code of Ethics

A copy of the company’s code of ethics is attached to this annual report as exhibit 14.1.

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that all of our executive officers and directors filed the required reports on a timely basis under Section 16(a).

ITEM 11.                      EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2013 and 2012 of all persons who served as our principal executive officers and as our principal financial officer during the fiscal year ended December 31, 2013.  No other executive officers received total annual compensation during the fiscal year ended December 31, 2013 in excess of $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards		Option Awards(1) ($)		Non-Equity Incentive Plan Compensation Earnings ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total
Anthony J. Cataldo,	2013	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––
Chairman(2)	2012	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––

Kenneth Eaton,	2013	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––
Chief Executive Officer (Principal Executive Officer) (3)	2012	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––

Steven Weldon,	2013	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––
Chief Financial Officer (Principal Financial Officer) (4)	2012	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––

David Saloff,	2013	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––
Chief Executive Officer(5)	2012		$117,500	$	–––	$	–––		$1,053,367	$	–––	$	–––	$	–––		1,170,868

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

(2)	Mr. Cataldo served as our Chief Executive Officer from March 2009 to August 2011 and again in November 2014, and was appointed Chairman of the Board of Directors on July 25, 2014.

(3)	Mr. Eaton was appointed Chief Executive Officer in November 2013 and resigned in November 2014.

(4)	Mr. Weldon was appointed Chief Financial Officer on November 3, 2014.

(5)	Mr. Saloff was appointed Chief Executive Officer on August 29, 2011 and Chairman of the Board on March 1, 2012. He resigned his position of CEO in November, 2013, and his board position in July, 2014.

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

The Company has entered into an employment agreement with Steven Weldon, our Chief Financial Officer. Pursuant to the agreement, Mr. Weldon receives an annual salary of $108,000, bonuses as determined by the Board of Directors, and an award of 10,000,000 shares of common stock which vests over two years. The term of employment under the agreement is for two years with a year to year renewal option thereafter.

Stock Option Grants

The following table sets forth information as of December 31, 2013, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2013

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael Handelman	250,000	–––		–––	$0.17	3/1/2020
David Saloff	777,778	–––		–––	$0.09	6/30/2021
David Saloff	538,713	–––		–––	$0.0535	8/31/2021
David Saloff	18,960,619	18,960,619	(1)	–––	$0.04	3/1/2022

 (1)           One-third vested on March 1, 2012.  Remaining shares vest monthly over 36 months.

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during fiscal 2013 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2013

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Kenneth Eaton		$				$	$

Total		$				$	$

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

2003 Stock Incentive Plan

We have adopted an equity incentive plan, the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which we are authorized to grant options to purchase up to 3,000,000 shares of common stock to our employees, officers, directors and consultants.  The number of shares of common stock issuable under the 2003 Plan increases by 300,000 every year on January 1, commencing in 2005.  In 2006, with the approval of shareholders, the 2003 Plan was amended to increase the number of shares reserved for issuance from 3,600,000 shares to 5,600,000 shares.  As a result, the number of shares of common stock that may be awarded under the 2003 Plan has increased from 3,000,000 to 7,700,000 as of January 1, 2013.  Additionally, any options to purchase shares of common stock that are unexercised at the end of their respective terms or otherwise forfeited, become available under the 2003 Plan.  Awards under the 2003 Plan may consist of both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 23, 2014 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers, (c) by each of our directors and (d) by all of our current executive officers and directors as a group.  As of November 15, 2014 there were 591,714,484 shares of our common stock issued and outstanding.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of November 15, 2014 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the address of each stockholder is c/o OXIS International, Inc. at 468 N. Camden Drive, 2nd Fl., Beverly Hills, California 90210.

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

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	28,777,471	$0.05	123,941
Equity compensation plans not approved by security holders (2)	500,000	$0.29	–––
Total	29,277,471	$0.05	123,941

(1)
As of December 31, 2013, we had options issued and outstanding to purchase 701,787 shares of common stock under our 2003 Stock Incentive Plan As approved by stockholders, we may grant additional options to purchase up to 5,699,625 shares of common stock under our 2003 Stock Incentive Plan as of December 31, 2013.  The number of shares reserved for issuance pursuant to options under the 2003 Stock Incentive Plan was increased by 300,000 shares on January 1, 2013 pursuant to an evergreen provision in the stock option plan.  On August 25, 2011, stockholders approved the 2010 Stock Incentive Plan.  As of December 31, 2013, we had options issued and outstanding for the purchase of 28,075,684 shares of our common stock under the 2010 Plan. We may grant additional options to purchase up to (5,575,684) shares of common stock under our 2010 Stock Incentive Plan as of December 31, 2013.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2011 and 2012.  The Audit Committee appointed Seligson & Giannattasio, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2012.  The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2013 and 2012 fiscal years.

	2012	2013
Audit Fees (1)	$50,500	$50,500
Audit-Related Fees (2)	—
Tax Fees (3)	—	—
All Other Fees	—	—
Total	$50,500	$50,500
_____________

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2012 and 2013 fiscal years.

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

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Oxis International, Inc.	10-K	03/31/11	3.2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock of Oxis International, Inc., dated February 5, 2010	8-K	2/16/10	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock of Oxis International, Inc., dated March 18, 2011.	10-K	03/31/11	3.4

3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

10.1	Employment Agreement of Steven Weldon	8-K	11/10/14	10.1

10.2	Employment Agreement of Anthony Cataldo				X

10.3	Employment Agreement of Steven Weldon				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
14.1	Code of Ethics				X

21.1	Subsidiaries of OXIS International, Inc.				X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Interactive Data File				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 8, 2015	OXIS International, Inc. By: /s/ Anthony J. Cataldo Anthony J. Cataldo Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	January 8, 2015
/s/ Steven Weldon Steven Weldon	Chief Financial Officer (Principal Financial Officer), President and Director	January 8, 2015

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Contents

Page
Report of Independent Registered Public Accounting Firm
Seligson & Giannattasio, LLP	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2013 and 2012	F-2
Statements of Operations For Years Ended December 31, 2013 and 2012	F-3
Statement of Stockholders’ Equity (Deficit) For Years Ended December 31, 2013 and 2012	F-4
Statements of Cash Flows For Years Ended December 31, 2013 and 2012	F-5
Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Oxis International, Inc.

 We have audited the accompanying consolidated balance sheets of Oxis International, Inc. (the "Company") and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxis International, Inc. and subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
January 8, 2015

OXIS International, Inc. and Subsidiaries
December 31, 2013 and 2012
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$43,000	$123,000
Accounts receivable	40,000	-
Inventories	42,000	59,000
Prepaid expenses		20,000
Total Current Assets	125,000	202,000
Patents, net	22,000	24,000
Total Other Assets	22,000	24,000
TOTAL ASSETS	$147,000	$226,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$940,000	$878,000
Accrued interest	1,619,000	1,253,000
Accrued expenses	1,225,000	1,173,000
Line of credit	28,000	27,000
Warrant liability	109,000	1,378,000
Settlement note payable	695,000	702,000
Demand notes payable, net of discount of $90,000 and $-0-	154,000	63,000
Convertible debentures, net of discount of $142,000 and $54,000, current portion	1,067,000	463,000
Convertible debentures	547,000	625,000
Total Current Liabilities	6,384,000	6,562,000

Long term liabilities:
Convertible debentures, net of discount of $75,000 and $0	97,000	-
Total long term liabilities	97,000	-
Total liabilities	6,481,000	-

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; and 573,051,524 and 500,573,746 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	574,000	501,000
Additional paid-in capital	82,709,000	82,216,000
Accumulated deficit	(89,467,000)	(88,966,000)
Noncontrolling interest	(153,000)	(90,000)
Total Stockholders’ Deficit	(6,334,000)	(6,336,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$147,000	$226,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
December 31, 2013 and 2012
Statements of Operations
	December 31,
	2013	2012
Revenue:
Product revenues	$368,000	$342,000
License revenues	—	—
TOTAL REVENUE	368,000	342,000
Cost of Product Revenue	226,000	94,000
Gross profit (loss)	142,000	248,000
Operating Expenses:
Research and development	—	—
Selling expenses	—	400,000
Selling, general and administrative	935,000	3,362,000
Total operating expenses	935,000	3,762,000
Loss from Operations	(793,000)	(3,514,000)
Change in value of warrant and derivative liabilities	1,425,000	(94,000)
Interest expense/income	(1,196,000)	(1,653,000)
Total Other Income (Expense)	229,000	(1,747,000)
Loss before minority interest and provision for income taxes	(564,000)	(5,261,000)
Less: Net income attributable to the noncontrolling interests	63,000	90,000
Income (loss) before provision for income taxes	(501,000)	(5,171,000)
Provision for income taxes	—	—
Net loss	(501,000)	(5,171,000)
Loss Per Share – basic and diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding – basic and diluted	566,625,040	371,724,614

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2011	1,787,897	$3,000	269,299,838	$269,000	$78,422,000	$(83,795,000)
Issuance of stock options					929,000
Issuance of common stock for services			47,600,000	48,000	1,406,000
Conversion of debt			170,340,575	171,000	1,472,000
Exercise of warrants			13,333,333	13,000	(13,000)
Net loss						(5,171,000)
Balance at December 31, 2012	1,787,897	$3,000	500,573,746	$501,000	$82,216,000	$(88,966,000)
Issuance of stock options					176,000
Issuance of common stock for inducement			11,666,667	12,000	128,000
Conversion of debt			14,311,111	14,000	236,000
Exercise of warrants			46,500,000	47,000	(47,000)
Net loss						(501,000)
Balance at December 31, 2013	1,787,897	$3,000	573,051,524	$574,000	$82,709,000	$(89,467,000)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(501,000)	$(5,171,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,000	3,000
Stock compensation expense for options and warrants issued to employees and non-employees	176,000	929,000
Issuance of shares for services	140,000	1,454,000
Amortization of debt discounts	689,000	40,000
Change in value of warrant and derivative liabilities	(1,425,000)	1,220,000
Changes in operating assets and liabilities:
Accounts receivable	(40,000)	-
Inventory	17,000	(47,000)
Other assets	20,000	(20,000)
Accounts payable and accrued liabilities	480,000	605,000
Net cash used in operating activities	(442,000)	(987,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(2,000)
Net cash used by investing activities	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	—
Proceeds from notes payable	433,000	930,000
Repayment of note payable	(8,000)	—
Net cash provided by financing activities	425,000	930,000
Minority interest	(63,000)	90,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,000)	31,000
CASH AND CASH EQUIVALENTS - Beginning of period	123,000	92,000
CASH AND CASH EQUIVALENTS - End of period	$43,000	$123,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $89,467,000 through December 31, 2013.  On a consolidated basis, the Company had cash and cash equivalents of $43,000 at December 31, 2013. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $0 and $400,000 for the years ended December 31, 2013 and 2012, respectively.

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000.  Through December 31, 2013, all balances in U.S. non-interest bearing accounts are fully insured.  The Company had no balances in excess of this limit at December 31, 2013, although at times during the year, the Company may have exceeded the insured limits. Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and generally requires no collateral from customers. The Company maintains allowances for estimated probable losses, when applicable.

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

The Company granted stock options to purchase 0 and 26,384,193 shares of the Company’s common stock to employees and directors during the year ended December 31, 2013 and 2012, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2013: expected volatility of 116%; average risk-free interest rate of 1.04% to 2.03%; initial expected life of 5 to 10 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $929,000 and $303,000 for the year ended December 31, 2013 and 2012, respectively.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Inventories

The Company states its inventories at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The physical count of inventory takes place at the end of the year, and the Company makes estimates of inventory at interim dates. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at December 31, 2013. Below is a summary of inventory at December 31, 2013 and 2012, respectively.

	December 31, 2013	December 31, 2012
Raw materials	$0	$0
Work in process	0	0
Finished goods	42,000	59,000
	$42,000	$59,000

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled 676,367,257 in 2013 and 686,716,412 in 2012.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2013.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	109,000	—

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
December 31, 2013

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

2.           Patents

	December 30, 2013	December 31, 2012
Capitalized patent costs	$642,000	$642,000
Accumulated amortization	(620,000)	(618,000)
	$22,000	$24,000

Periodically, the Company reviews its patent portfolio and has determined that certain patent applications no longer possessed commercial viability or were abandoned since they were inconsistent with the Company's business development strategy.

The following table presents expected future amortization of patent costs as of December 31, 2013 that may change according to the Company's amortization policy upon additional patents being issued or allowed:

2014	4,000
2015	4,000
2016	4,000
2017	4,000
2018	4,000

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
December 31, 2013

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
December 31, 2013

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

At December 31, 2013 and 2012, the Company determined the fair value of the 2006 Warrants was $1,000 and $34,000, respectively.

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
December 31, 2013

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
December 31, 2013

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
December 31, 2013

Effective April, 2013 the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures with an initial principal balance of $75,000.

In October and November, 2013, the Company entered into a securities purchase agreement with four accredited investors to sell 10% convertible debentures with an initial principal balance of $172,000 and warrants to acquire up to 24,571,429 shares of the Company’s common stock at an exercise price of $0.01 per share.

In December, 2013, the Company entered into a convertible demand promissory note with an initial principal balance of $189,662 convertible at $.007 per share and warrants to acquire up to 27,094,571 shares of the Company’s common stock at an exercise price of $0.01 per share.

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
December 31, 2013

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
December 31, 2013

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

Interest on the Notes is at the rate of 18% per annum, payable on the first day of each month until maturity on May 1, 2013. On April 1, 2013, the Company was required to pay 25.7143% of the Loan, with the remaining balance due on May 1, 2013.

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
December 31, 2013

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

During the year ended December 31, 2013 and 2012, the Company issued a total of 25,977,778 and 170,340,575 shares of common stock for debt conversion and accrued interest valued at $251,000 and $1,643,000, respectively.

During the year ended December 31, 2013 and 2012, the Company issued a total of 0 and 47,600,000 shares of common stock for the payment of services valued at $0 and $1,454,000, respectively.

 Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through December 31, 2013.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

Common Stock Warrants

Warrant transactions for the years ended December 31, 2013 and 2012 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2011:	105,001,252	$0.06
Granted	613,063,046	0.01
Forfeited	62,300,000	0.01
Exercised	20,000,000	0.01
Outstanding at December 31, 2012:	635,764,298	$0.01
Granted	51,666,000	0.01
Forfeited	3,384,616	0.1
Exercised	93,000,000	0.01
Outstanding at December 31, 2013	591,045,682	$0.02

Exercisable warrants:
December 31, 2012	635,764,298	$0.01
December 31, 2013	590,895,682	$0.02

Stock Options

The Company has reserved 22,500,000 shares of its common stock at December 31, 2013 for issuance under the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan, approved by stockholders at the 2011 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2013, (5,575,684) shares of common stock were available for grant and options to purchase 28,075,684 shares of common stock are outstanding under the 2010 Plan.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

The Company has reserved 6,401,412 shares of its common stock at December 31, 2013 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2013, 5,699,625 shares of common stock were available for grant and options to purchase 701,787 shares of common stock are outstanding under the 2003 Plan.

In addition, the Company has reserved 500,000 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2013, options to purchase 500,000 shares of common stock are outstanding outside of its stock incentive plans.

The following table summarizes stock option transactions for the years ended December 31, 2013 and 2012:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	16,078,979	$0.19
Granted	27,984,193	0.04
Exercised	-
Expired	(3,972,192)	0.17
Outstanding, December 31, 2012	40,090,980	$0.07
Granted	-	-
Exercised	-
Expired	(10,813,509)	0.09
Outstanding, December 31, 2013	29,277,471	$0.06

Exercisable Options:
December 31, 2012	25,843,052	$0.09
December 31, 2013	21,903,897	$0.05

The weighted-average fair value of options granted was $0 and $2,973,240 in 2013 and 2012, respectively.

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.03 to $0.04	26,359,193	8.17	$0.040	18,985,619	$0.040
$0.05 to $0.09	1,566,491	7.56	0.076	1,566,491	0.076
$0.10 to $0.20	727,000	3.41	0.166	727,000	0.166
$0.30 to $0.59	624,787	1.90	0.317	624,787	0.317
	29,277,471			21,903,897

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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
December 31, 2013

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

5.           Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	December 31,
	2013	2012
Deferred tax assets:
Federal net operating loss carryforward	$13,732,222	$13,493,553
Other	696,043	538,936
Patent amortization	(7,007)	(7,707)
Deferred tax assets before valuation	14,421,258	14,024,782
Valuation allowance	(14,421,258)	(14,024,782)
Net deferred income tax assets	$—	$—

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013
Tax Carryforward

At December 31, 2013, the Company had net operating loss carryforwards of approximately $31,935,000 to reduce United States federal taxable income in future years. These carryforwards expire through 2033. A reconciliation of the difference between the expected income tax rate using the statutory federal rate and the Company's effective rate is as follows:

	Year Ended December 31,
	2013	2012
U.S. Federal Income Tax statutory rate	34%	34%
State income taxes	5%	$5%
Valuation allowance	(35)%	(35)%
Other	(4)%	(4)%
Effective tax rate	0%	$0%

6.           Subsequent Events

In January, 2014, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures with an initial principal balance of $50,000 and warrants to acquire up to 7,142,857 shares of the Company’s common stock at an exercise price of $0.01 per share.

In April, 2014, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures with an initial principal balance of $49,000 and warrants to acquire up to 5,571,429 shares of the Company’s common stock at an exercise price of $0.01 per share.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

Oxis International, Inc. has engaged Gulfstream Business Group to provide public relations/investor relations services to Oxis for a six month period beginning on November 1, 2014. The scope of the engagement includes providing exposure and communications of Oxis corporate plans and developments to current and potential investors.