Form 10-Q
period 2014-03-31
OXIS INTERNATIONAL INC
filed 2015-01-08
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At January 7, 2015, the issuer had outstanding the indicated number of shares of common stock:  591,714,484.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2014

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,000	$43,000
Accounts receivable	30,000	40,000
Inventories	42,000	42,000
Prepaid expenses	1,000	-
Total Current Assets	77,000	125,000
Patents, net	21,000	22,000
Other assets	5,000	-
Total Other Assets	26,000	22,000
TOTAL ASSETS	$103,000	$147,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	935,000	940,000
Accrued interest	1,697,000	1,619,000
Accrued expenses	1,237,000	1,225,000
Line of credit	28,000	28,000
Warrant liability	214,000	109,000
Settlement note payable	695,000	695,000
Demand notes payable, net of discount of $74,000 and $98,000	178,000	154,000
Convertible debentures, net of discount of $60,000 and $142,000	1,149,000	1,067,000
Convertible debentures	547,000	547,000
Total current liabilities	6,680,000	6,384,000
Long term liabilities:
Convertible debt, net of discount of $94,000 and $75,000	128,000	97,000
Total long term liabilities	128,000	97,000
Total liabilities	6,808,000	6,481,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 573,051,524 shares issued and outstanding at March 31, 2014 and December 31, 2013	574,000	574,000
Additional paid-in capital	82,709,000	82,709,000
Accumulated deficit	(89,838,000)	(89,467,000)
Noncontrolling interest	(153,000)	(153,000)
Total Stockholders’ Deficit	(6,705,000)	(6,334,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$103,000	$147,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenue:
Product revenues	$-	$88,000
License revenues	-	-
TOTAL REVENUE	-	88,000
Cost of Product Revenue	-	69,000
Gross profit (loss)	-	19,000
Operating Expenses:
Research and development	-	-
Selling, general and administrative	101,000	366,000
Total operating expenses	101,000	366,000
Loss from Operations	(101,000)	(347,000)
Interest income		-
Change in value of warrant and derivative liabilities	(72,000)	1,360,000
Interest expense	(197,000)	(531,000)
Total Other Income (Expense)	(269,000)	829,000
Income/(loss) before minority interest and provision for income taxes	(370,000)	482,000
Plus: net loss attributable to the noncontrolling interest	(1,000)	(14,000)
Income/(loss) before provision for income taxes	(371,000)	468,000
Provision for income taxes	-	-
Net income/(loss)	(371,000)	468,000
Weighted Average Shares Outstanding Basic	573,051,524	547,247,820
Diluted	573,051,524	717,718,596
Income (loss) per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013

	Three months Ended March 31,
	2014 (unaudited)	2013 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(371,000)	$468,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	1,000	-
Stock compensation expense for options and warrants issued to employees and non-employees	-	175,000
Non-cash interest expense	-	139,000
Amortization of debt discounts	120,000	294,000
Change in value of warrant and derivative liabilities	72,000	(1,360,000)
Changes in operating assets and liabilities:
Accounts receivable	10,000
Other assets	(6,000)	(15,000)
Accounts payable and accrued expenses	84,000	161,000
Net cash used in operating activities	(90,000)	(138,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	(34,000)
Proceeds of short-term borrowings	50,000	35,000
Net cash provided by financing activities	50,000	1,000
Minority interest	1,000	14,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,000)	(123,000)

CASH AND CASH EQUIVALENTS - Beginning of period	43,000	123,000
CASH AND CASH EQUIVALENTS - End of period	$4,000	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

Supplemental Disclosures:
Interest paid	$--	$--
Income taxes paid	$--	$--

Supplemental non-cash activities
Issuance of common stock to convert notes payable	$--	$251,000

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $89,838,000 through March 31, 2014.  On a consolidated basis, the Company had cash and cash equivalents of $4,000 at March 31, 2014. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
March 31, 2014
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

The Company granted stock options to purchase no shares of the Company’s common stock to employees and directors during the three months ended March 31, 2014 and 2013, respectively.  The Company reported an expense for share-based compensation for its employees and directors of $-0- and $175,000 for the three months ended March 31, 2014 and 2013, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the three months ended March 31, 2014 and 2013, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the three months ended March 31, 2014, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of basic earnings per share at March 31, 2014 totaled 627,466,010.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2014.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	214,000	—

Note 2 – Patents

	March 31, 2014	December 31, 2013
Capitalized patent costs	$642,000	$642,000
Accumulated amortization	(621,000)	(620,000)
	$21,000	$22,000

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
March 31, 2014
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

During 2009, Bristol converted $177,900 of the principal amount of 2006 Debentures for 17,790,000 shares of the Company’s common stock. During 2010, Bristol converted an additional $401,000 of the principal amount of 2006 Debentures for 40,100,000 shares of the Company’s common stock. During 2011, an additional $605,000 of the principal amount of 2006 Debentures was converted into 60,500,000 shares of the Company’s common stock. Of the $605,000 converted in 2011, $53,125 was converted into 5,312,500 shares of the Company’s common stock during the first quarter of 2011. During 2013, an additional $369,625 of the principal amount of 2006 Debentures was converted into 87,654,791 shares of the Company’s common stock.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

The 2006 Debentures do not meet the definition of a “conventional convertible debt instrument” since they are not convertible into a fixed number of shares. The Monthly Redemption Amounts can be paid with common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the 2006 Debentures are considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. This beneficial conversion liability has been calculated to be $690,000 on October 25, 2006. In addition, since the 2006 Debentures are convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the 2006 Warrants issues in this transaction into common stock. Therefore, the 2006 Warrants have a fair value of $2,334,000 at October 25, 2006. The value of the 2006 Warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 1.75%, volatility of 112% and expected term of 1 to 6 years. The fair value of the beneficial conversion feature and the 2006 Warrant liability will be adjusted to fair value on each balance sheet date with the change being shown as a component of net loss. The fair value of the beneficial conversion feature and the 2006 Warrants at the inception of the 2006 Debentures were $690,000 and $2,334,000, respectively.

At March 31, 2014 and December 31, 2013, the Company determined the fair value of the 2006 Warrants was $-0- and $13,000, respectively.

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
March 31, 2014
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

During 2010, 2009 Investors converted $1,335,000 of the principal amount of 2009 Debentures for 26,700,000 shares of the Company’s common stock. During 2011, 2009 Investors converted $610,000 of the principal amount of 2009 Debentures for 12,200,000 shares of the Company’s common stock. Accordingly, at March 31, 2014, $55,000 in aggregate principal amount of 2009 Debentures remained outstanding. In addition, as of March 31, 2014, 93,125,000 of the 2009 Class A Warrants and 125,625,000 of the 2009 Class B Warrants remained outstanding.

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
March 31, 2014
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
March 31, 2014
(UNAUDITED)

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
March 31, 2014
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
March 31, 2014
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)
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

During the three months ended March 31, 2014 and 2013, the Company issued a total of -0- and 14,311,111 shares of common stock, respectively for retirement of debt valued at $-0- and $251,000, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through March 31, 2014.

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
March 31, 2014
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2013	29,277,471	$0.07
Granted	-
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2014	29,277,471	$0.06

Warrants

Following is a summary of the warrant activity:
	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2013	591,045,682	$0.01
Granted	7,142,857	0.01
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2014	598,188,539	$0.01

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
March 31, 2014
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2013.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

Results of Operations

Revenues/Cost of Product Revenues

The following table presents the changes in revenues for the quarter ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Decrease from 2013
Product revenues	$-0-	$88,000	$88,000

Because we did not actively market any products until July 2012, we do not believe that the revenue data for 2014 and 2013 is meaningful or an indication of our future operations.  As of 2014, we are evaluating the marketability of this product.

The following table presents the changes in cost of product revenues for the quarter ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Decrease from 2013
Cost of product revenues	$-0-	$69,000	$69,000

Cost of product revenues increased due to the increase of sales during the quarter.

Research and Development Expenses

During the three months ended March 31, 2014 and 2013, we incurred no research and development expenses.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses for the quarter ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Decrease from 2013
Selling, general and administrative expenses	$101,000	$366,000	$265,000

The decrease in selling, general and administrative expenses is primarily attributable to a decrease in professional fees and the vesting in 2013 of previously granted stock options.

Change in value of warrant and derivative liabilities

During the three months ended March 31, 2014, we recorded a loss as a result of an increase in the fair market value of outstanding warrants and beneficial conversion features of $72,000, compared to income of $1,360,000 during the three months ended March 31, 2013. We recorded a loss as a result of an increase in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $197,000 and $531,000 for the three months ended March 31, 2014 and 2013 respectively.  The decrease is primarily due to a decrease in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

Net Income (Loss)

We had net loss of $371,000 compared to a net income of $468,000, for the three months ended March 31, 2014 and 2013, respectively.  The net income in the first three months of 2013 was primarily the result of a decrease in the fair market value of outstanding warrants and beneficial conversion features.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $4,000 at March 31, 2014 and $6,680,000 of current liabilities (of which $6,466,000 represented current cash obligations and $214,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of March 31, 2013, we had a working capital deficit of $6,603,000.  In addition, we have an accumulated deficit of $89,838,000 through March 31, 2014.

In January 2014, the Company entered into a promissory note of $50,000 with one lender.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the three months ended March 31, 2014 and 2013, we issued warrants to purchase 7,142,857 and -0- shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2014.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

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

As of March 31, 2014, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of March 31, 2014.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of March 31, 2014.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

During the three months ended March 31, 2014 and 2013, the Company issued a total of -0- and 14,311,111 shares of common stock, respectively for retirement of debt valued at $-0- and $251,000,  respectively.  During the three months ended March 31, 2013, the Company issued 11,666,667 in connection with the issuance of debt securities.  These shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 3.  Defaults Upon Senior Securities.

There have been no material changes from the disclosure provided in Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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