Form 10-Q
period 2014-09-30
OXIS INTERNATIONAL INC
filed 2015-01-08
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014.

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

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Nine Months Ended September 30, 2014

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$664,000	$43,000
Accounts receivable		40,000
Inventories	26,000	42,000
Prepaid expenses	-	-
Total Current Assets	690,000	125,000
Patents, net	20,000	22,000
Total Other Assets	20,000	22,000
TOTAL ASSETS	$710,000	$147,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	820,000	940,000
Accrued interest	1,973,000	1,619,000
Accrued expenses	867,000	1,225,000
Line of credit	28,000	28,000
Warrant liability	4,942,000	109,000
Settlement note payable	695,000	695,000
Demand notes payable, net of discount of $25,000 and $98,000	227,000	154,000
Convertible debentures, net of discount of $-0- and $142,000	1,209,000	1,067,000
Convertible debentures	547,000	547,000
Total current liabilities	11,308,000	6,384,000
Long term liabilities:
Convertible debt, net of discount of $1,371,000 and $75,000	306,000	97,000
Total long term liabilities	306,000	97,000
Total liabilities	11,614,000	6,481,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 591,714,484 shares issued and outstanding at September 30, 2014 and December 31, 2013	592,000	574,000
Additional paid-in capital	82,971,000	82,709,000
Accumulated deficit	(94,320,000)	(89,467,000)
Noncontrolling interest	(150,000)	(153,000)
Total Stockholders’ Deficit	(10,904,000)	(6,334,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$710,000	$147,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Product revenues	$3,000	$183,000	$28,000	$327,000
License revenue	-	-	-	-
Total revenue	3,000	183,000	28,000	327,000
Cost of product revenue	5,000	123,000	22,000	204,000
Gross profit (loss)	(2,000)	60,000	6,000	123,000
Operating expenses
Research and development	-	-	-	-
Selling, general and administrative expenses	547,000	200,000	760,000	684,000
Total operating expenses	547,000	200,000	760,000	684,000
Loss from operations	(549,000)	(140,000)	(754,000)	(561,000)
Other income (expense)
Change in value of warrant and derivative liabilities	(407,000)	(10,000)	(468,000)	1,365,000
Interest expense	(3,263,000)	(215,000)	(3,628,000)	(1,002,000)
Total other income (expense)	(3,670,000)	(225,000)	(4,096,000)	363,000
Income (loss) before minority interest and provision for income taxes	(4,219,000)	(365,000)	(4,850,000)	(198,000)
Plus: net (income) loss attributable to the noncontrolling interest	(1,000)	46,000	(3,000)	51,000
Income (loss) before provision for income taxes	(4,220,000)	(319,000)	(4,853,000)	(147,000)
Provision for income tax	--	-	--	-
Net income (loss)	(4,220,000)	(319,000)	(4,853,000)	(147,000)
Weighted average common shares outstanding – basis and diluted	590,055,554	573,051,524	578,719,534	564,544,838
Net income ( loss) per share – basic and diluted	$0.00	$0.00	$0.00	$0.00

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013

	Nine months Ended September 30,
	2014 (unaudited)	2013 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,853,000)	$(147,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,000	2,000
Stock compensation expense for options and warrants issued to employees and non-employees	--	175,000
Non-cash interest expense	1,650,000	139,000
Amortization of debt discounts	1,635,000	639,000
Change in value of warrant and derivative liabilities	468,000	(1,365,000)
Changes in operating assets and liabilities:
Other assets	56,000	39,000
Accounts payable and accrued expenses	331,000	445,000
Net cash used in operating activities	(711,000)	(73,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	(34,000)
Proceeds of short-term borrowings	1,329,000	35,000
Net cash provided by financing activities	1,329,000	1,000
Minority interest	3,000	(51,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	621,000	(123,000)

CASH AND CASH EQUIVALENTS - Beginning of period	43,000	123,000
CASH AND CASH EQUIVALENTS - End of period	$664,000	$-0-

Supplemental Disclosures:
Interest paid	$-	$--
Income taxes paid	$-	$--

Supplemental non-cash activities
Issuance of common stock to convert notes payable	$-	$251,000
Issuance of common stock in payment of accrued interest	$-	$--
Issuance of common stock in payment of accounts payable	$364,000	$--

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $94,320,000 through September 30, 2014.  On a consolidated basis, the Company had cash and cash equivalents of $664,000 at September 30, 2014. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
September 30, 2014
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

The Company granted no stock options to purchase shares of the Company’s common stock to employees and directors during the nine months ended September 30, 2014 and 2013, respectively.   The Company reported an expense for share-based compensation for its employees and directors of $-0- and $175,000 for the nine months ended September 30, 2014 and 2013, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(UNAUDITED)

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the nine months ended September 30, 2014 and 2013, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the nine months ended September 30, 2014, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of earnings per share at September 30, 2014 totaled 835,639,422.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2014.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	4,942,000	—

Note 2 – Patents

	September 30, 2014	December 31, 2013
Capitalized patent costs	$642,000	$642,000
Accumulated amortization	(622,000)	(620,000)
	$20,000	$22,000

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
September 30, 2014
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
September 30, 2014
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

At September 30, 2014 and December 31, 2013, the Company determined the fair value of the 2006 Warrants was $0 and $2,000 respectively.

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
September 30, 2014
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

During 2010, 2009 Investors converted $1,335,000 of the principal amount of 2009 Debentures for 26,700,000 shares of the Company’s common stock. During 2011, 2009 Investors converted $610,000 of the principal amount of 2009 Debentures for 12,200,000 shares of the Company’s common stock. Accordingly, at September 30, 2014, $55,000 in aggregate principal amount of 2009 Debentures remained outstanding. In addition, as of September 30, 2014, 93,125,000 of the 2009 Class A Warrants and 125,625,000 of the 2009 Class B Warrants remained outstanding.

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
September 30, 2014
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

Pursuant to the Agreement, OXIS shall pay Bristol (half of which payment would redound to Merit Capital Limited (“Merit”)) a total of $1,119,778 as payment in full for the losses suffered and all costs incurred by Bristol in connection with the Transaction. Payment of such $1,119,778 shall be made as follows: OXIS shall issue restricted common stock to each of Bristol and Merit, in an amount such that each Bristol and Merit shall hold no more than 9.99% of the outstanding shares of OXIS (including any shares that each may hold as of the date of issuance). The shares so issued represent $417,475.65 of the $1,119,778 payment (27,831,710 shares at $0.015 per share, of which 9,168,750 will be retained by Bristol and 18,662,960 will be issued to Merit). The remaining balance of the payment shall be made in the form of two convertible promissory notes in the respective amounts of $422,357.75 for Bristol and $279,944.60 for Merit (collectively, the “Notes”) with a maturity of December 1, 2017 having an 8% annual interest rate, with interest only accruing until January 1, 2013, and then level payments of $3,750 each beginning January 1, 2013 until paid in full on December 1, 2017. Through September 30, 2014, one payment of $3,750 has been made to each of the Notes holders.  In the event a default in the monthly payments on the Notes has occurred and is continuing each holder of the Notes shall be permitted to convert the unpaid principal and interest of the Notes into shares of OXIS at $.01 cents per share.  In the absence of such continuing default no conversion of the Notes will be permitted. OXIS will have the right to repay the Notes in full at any time without penalty.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

On July 24, 2014, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures with an initial principal balance of $1,250,000 and warrants to acquire up to 178,571,429 shares of the Company’s common stock at an exercise price of $0.01 per share.

Also on July 24, 2014, the Company sold to Kenneth Eaton, the Company’s Chief Executive Officer, a $175,000 debenture as payment in full for all accrued and unpaid salary and fees owed to Mr. Eaton.

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
September 30, 2014
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
September 30, 2014
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
September 30, 2014
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
September 30, 2014
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
September 30, 2014
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

During the nine months ended September 30, 2014 and 2013, the Company issued a total of -0- and 14,311,111 shares of common stock, respectively for retirement of debt valued at $0 and $251,000, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(UNAUDITED)

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through September 30, 2014.

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
September 30, 2014
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(UNAUDITED)

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2013	29,277,471	$0.07
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of September 30, 2014	29,277,471	$0.07

Warrants

Following is a summary of the warrant activity:
	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2013	591,045,682	$0.02
Granted	255,876,266	0.01
Forfeited	40,559,994	0.01
Exercised	—
Outstanding as of September 30, 2014	806,361,951	$0.02

Note 6 – Subsequent events

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues/Cost of Product Revenues

The following table presents the changes in revenues for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	Decrease from 2013
Product revenues	$3,000	$183,000	$180,000

Because we did not actively market any products until July 2012, we do not believe that the revenue data for 2014 and 2013 is meaningful or an indication of our future operations.  As of 2014, we are evaluating the marketability of this product.

The following table presents the changes in cost of product revenues for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	Decrease from 2013
Cost of product revenues	$5,000	$123,000	$118,000

Cost of product revenues decreased due to the decrease of sales during the quarter.

Research and Development Expenses

During the three months ended September 30, 2014 and 2013, we incurred no research and development expenses.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	Increase from 2013
Selling, general and administrative expenses	$547,000	$200,000	$247,000

The increase in selling, general and administrative expenses is primarily attributable to an increase in consulting and professional fees.

Change in value of warrant and derivative liabilities

During the three months ended September 30, 2014, we recorded an expense as a result of an increase in the fair market value of outstanding warrants and beneficial conversion features of $407,000 compared to an expense of $10,000 during the three months ended September 30, 2013.

Interest Expense

Interest expense was $3,263,000 and $215,000 for the three months ended September 30, 2014 and 2013 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable and non-cash interest related to the issuance of new notes.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $4,220,000 compared to a net loss of $319,000, for the three months ended September 30, 2014 and 2013, respectively.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenues/Cost of Product Revenues

The following table presents the changes in revenues for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Decrease from 2013
Product revenues	$28,000	$327,000	$299,000

Because we did not actively market any products until July 2012, we do not believe that the revenue data for 2014 and 2013 is meaningful or an indication of our future operations.  As of 2014, we are evaluating the marketability of this product.

The following table presents the changes in cost of product revenues for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Decrease from 2013
Cost of product revenues	$22,000	$204,000	$182,000

Cost of product revenues decreased due to the decrease of sales during the quarter.

Research and Development Expenses

During the nine months ended September 30, 2014 and 2013, we incurred no research and development expenses.

Selling, general and administrative expenses

The following table presents the changes in selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Increase from 2013
Selling, general and administrative expenses	$760,000	$684,000	$76,000

The increase in selling, general and administrative expenses is primarily attributable to an increase in consulting and professional fees.

Change in value of warrant and derivative liabilities

During the nine months ended September 30, 2014, we recorded a loss as a result of an increase in the fair market value of outstanding warrants and beneficial conversion features of $468,000, compared to a gain of $1,365,000 during the nine months ended September 30, 2013.

Interest Expense

Interest expense was $3,628,000 and $1,002,000 for the nine months ended September 30, 2014 and 2013 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable and non-cash interest related to the issuance of new notes.

Net Income (Loss)

As a result of the foregoing, we had net loss of $4,853,000 compared to a net loss of $147,000, for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $664,000 at September 30, 2014 and $11,308,000 of current liabilities (of which $6,366,000 represented current cash obligations and $4,942,000 represented non-cash warrant liabilities).  As a result, on a cash basis, as of September 30, 2014, we had a working capital deficit of $5,676,000.  In addition, we have an accumulated deficit of $94,320,000 through September 30, 2014.

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

On July 24, 2014, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures with an initial principal balance of $1,250,000 and warrants to acquire up to 178,571,429 shares of the Company’s common stock at an exercise price of $0.01 per share.

Also on July 24, 2014, the Company sold to Kenneth Eaton, the Company’s Chief Executive Officer, a $175,000 debenture as payment in full for all accrued and unpaid salary and fees owed to Mr. Eaton.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the nine months ended September 30, 2014 and 2013, we issued warrants to purchase 255,876,266 and -0- shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2014.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

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

As of September 30, 2014, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of September 30, 2014.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of September 30, 2014.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

During the nine months ended September 30, 2014 and 2013, the Company issued a total of 18,662,960 and 14,311,111 shares of common stock, respectively for retirement of debt valued at $280,000 and $251,000, respectively.   These shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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