Form 10-K
period 2014-12-31
OXIS INTERNATIONAL INC
filed 2015-03-31
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number: 000-08092

OXIS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-1620407
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

4830 W Kennedy Blvd Suite 600
Tampa, FL 33609
(Address of principal executive offices) (Zip code)

(800) 304-9888
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, of the registrant on June 30, 2014 was approximately $2.9 million. As of March 27, 2015, there were 599,914,484 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

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

ITEM 1.                      BUSINESS

Overview

OXIS International, Inc., through its subsidiary Oxis Biotech, is engaged in discovering, developing and commercializing novel therapeutics from our proprietary product platform in a broad range of disease areas. Currently, Oxis Biotech develops innovative drugs focused on the treatment of cancer and other unmet medical needs.  OXIS' lead drug candidate, OXS-2175, is a small molecule therapeutic candidate targeting the treatment of triple-negative breast cancer.  In in vitro and in vivo models of TNBC, OXS-2175 demonstrated the ability to inhibit metastasis.  OXIS' lead drug candidate, OXS-4235, also a small molecule therapeutic candidate, targets the treatment of multiple myeloma and associated osteolytic lesions.  In in vitro and in vivo models of multiple myeloma, OXS-4235 demonstrated the ability to kill multiple myeloma cells, and decrease osteolytic lesions in bone.

p62/SQSTM1 (Sequestosome-1) Inhibitor Drug Development Program

In humans, the p62/SQSTM1 protein is encoded by the SQSTM1 gene.  The p62/SQSTM1 protein is a multifunctional protein involved in autophagy, cell signaling, tumorigenesis, and plays an important role at the crossroad between autophagy and cancer.  Cell-cell interactions between multiple myeloma cells and bone marrow stromal cells activate signaling pathways that result in enhanced multiple myeloma cell growth, osteoclast formation, and inhibition of osteoblast differentiation.

Multiple myeloma remains an incurable malignancy with systematic morbidity and a median survival of 3-5 years.  Multiple myeloma is characterized by aberrant proliferation of terminally differentiated plasma cells and impairment in apoptosis capacity.  Due to the interactions between myeloma cells and cells of the bone marrow microenvironment, the osteolytic bone disease associated with myeloma is inextricably linked with tumor progression.  High incidence of bone metastasis in multiple myeloma patients is frequently associated with severe bone pain and pathological bone fracture.  Activated osteoclast levels and suppressed osteoblast levels are thought to play a role in multiple myeloma associated osteolytic bone disease.

While a diverse spectrum of novel agents has shown therapeutic potential for the treatment of multiple myeloma including bortezomib, lenalidomide and arsenic trioxide, high relapse rates and drug resistance continue to plague these therapies.  Thus, novel targets and new therapeutics for the treatment of multiple myeloma are of critical importance for improved patient outcomes.

It has been demonstrated that the ZZ domain of the p62/SQSTM1 protein is responsible for increased multiple myeloma cell growth and associated osteoclast mediated bone disease.  Dr. Xiang-Qun Xie and colleagues at ID4 Pharma LLC have developed novel chemical compounds (e.g., OXS-4235) which inhibit osteoclastic bone destruction in multiple myeloma.  Oxis Biotech has exclusively licensed rights to OXS-4135 and other compounds for the treatment of multiple myeloma and associated osteolytic bone disease.

Triple-Negative Breast Cancer Drug Development Program OXS-2175

OXS-2175 is a small molecule therapeutic candidate which has shown promise in early-stage preclinical in vitro and in vivo models of triple-negative breast cancer.  Oxis Biotech is investigating OXS-2175 formulated as an infusible therapy, and as part of an ADC infusible therapy for the treatment of triple-negative breast cancer.

Therapeutic Antibody-Drug Conjugates Drug Development Program

Antibody-drug conjugates (ADCs) are a new class of highly potent biopharmaceutical drugs designed as a targeted therapy for the treatment of cancer.  By combining the unique targeting capabilities of monoclonal antibodies with the cancer-killing ability of cytotoxic drugs, antibody-drug conjugates allow sensitive discrimination between healthy and diseased tissue.

Markets

Triple-Negative Breast Cancer (TNBC)

According to the American Cancer Society1 there were approximately 231,840 new cases of invasive breast cancer last year in the USA and 40,290 deaths from breast cancer during the same period.  Women represent 99% of all breast cancer patients.  Breast cancer is treated by various combinations of surgery, radiation therapy, chemotherapy, and hormone therapy.  TNBC is a type of breast cancer characterized by breast cancer cells that do not express estrogen receptors, progesterone receptors, or large amounts of HER2/neu protein.  Approximately 10% - 20% percent of invasive breast cancers are diagnosed as triple-negative breast cancers.  TNBC is more likely to affect younger people, African Americans or Hispanics, and those with a BRCA1 gene mutation.2   TNBC is insensitive to many of the most effective therapies available for the treatment of breast cancer including the HER2-directed therapy Herceptin® (trastuzumab), and endocrine therapies such as tamoxifen or the aromatase inhibitors.  The relapse and survival rates of TNBC patients are shorter than for patients with other types of breast cancer.

Multiple Myeloma

Multiple myeloma is a type of cancer that forms in white blood cells, and affects about 26,850 people annually in the USA causing about 11,240 deaths per year.3   Multiple myeloma causes cancer cells to accumulate in the bone marrow, where they crowd out healthy blood cells.  Multiple myeloma is also characterized by destructive lytic bone lesions (rounded, punched-out areas of bone), diffuse osteoporosis, bone pain, and the production of abnormal proteins which accumulate in the urine.  Anemia is also present in most multiple myeloma patients at the time of diagnosis and during follow-up.  Anemia in multiple myeloma is multifactorial, and is secondary to bone marrow replacement by malignant plasma cells, chronic inflammation, relative erythropoietin deficiency, and vitamin deficiency.  Plasma cell leukemia, a condition in which plasma cells comprise greater than 20% of peripheral leukocytes, is typically a terminal stage of multiple myeloma and is associated with short survival.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. We rely on a small number of third-party manufacturers to produce our compounds, and expect to continue to do so to meet the preclinical and clinical requirements of our potential product candidates as well as for all of our commercial needs. We do not have long-term agreements with any of these third parties. We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce active pharmaceutical ingredients, or API, and finished products in accordance with the FDA's current Good Manufacturing Practices, or cGMP, and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our drug candidates.

Patents and Trademarks

ID4 Pharma, LLC License Agreement. Pursuant to a patent license agreement with ID4 Pharma LLC, dated January 2, 2015 (the “ID4 License Agreement”), we received an exclusive, worldwide license to certain intellectual property, including intellectual property related to treating a p62-mediated disease (e.g., multiple myeloma). The terms of this license require us to pay ID4 Pharma royalties equal to three percent (3%) of net sales of products and twenty-five percent royalty of net sublicensing revenues.  The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. We may terminate the licensing agreement with ID4 Pharma by providing ID4 Pharma with a 30 day written notice.

Oxis shall pay the following cash amounts to ID4 upon the attainment of the following milestones:

(i)	filing of an investigational new drug application with a competent regulatory authority anywhere in the world -- $50,000;

(ii)           Initiation of Phase I Human Clinical Trial -- $50,000;

(iii)           Initiation of Phase II Human Clinical Trial --  $100,000;

(iv)           Initiation of pivotal Phase III Human Clinical Trial -- $250,000; and

(v)           Receipt of the first marketing approval -- $250,000

The following is a list of the pending patent applications that we licensed from ID4 Pharma under the our License Agreement:

Pat./Pub. No.	Title	Country	Status
U.S. Patent Application USSN 14/237,494	P62-zz chemical inhibitor	US	Pending
China Patent Application CN201280048718	P62-zz chemical inhibitor	China	Pending

MultiCell Immunotherapeutics, Inc. (MCIT) License Agreement. Oxis licensed exclusive rights to three antibody-drug conjugates (ADCs) that MCIT will prepare for further evaluation by Oxis as prospective therapeutics for the treatment of triple-negative breast cancer, and multiple myeloma and associated osteolytic bone disease. Under the terms of the agreement, MCIT will develop three ADC product candidates which contain Oxis’ lead drug candidates OXS-2175 and OXS-4235.  Oxis paid MCIT a license fee of $500,000 and will reimburse MCIT up to $1.125 million for its development costs to make the three ADCs exclusively licensed to Oxis.  Assuming all clinical development milestones are achieved and manufacturing rights to the three ADCs purchased, Oxis will pay MCIT an additional sum of $22.75 million and pay a royalty of 3% of net yearly worldwide sales upon marketing approval of the ADCs.

MCIT’s ADC platform technology is based on unique multivalent, cleavable linkers that allow drugs tethered to the antibody to be released intracellularly or extracellularly upon binding of the antibody to the target cell.  Additionally, the MCIT’s ADC technology platform allows multiple drugs to be attached per targeting antibody, and to release the drugs in their original form without modification of the drug.

Competition

The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in our targeted areas. According to the Pharmaceutical Manufacturers Research Association, at the end of 2014 there were 168 drugs in development for the treatment of breast cancer, and there were 135 drugs in development for the treatment of lymphomas (blood cell cancers including multiple myeloma).

Government Regulation

United States

Our research and development activities and the future manufacturing and marketing of any products we develop are subject to significant regulation by numerous government authorities in the United States and other countries. In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion, and distribution of our drug candidates and any products we may develop. In addition, this regulatory framework is subject to changes that may adversely affect approval, delay an application or require additional expenditures.

The steps required before a pharmaceutical compound may be marketed in the United States include: preclinical laboratory and animal testing; submission of an IND to the FDA, which must become effective before clinical trials may commence; conducting adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; submission of a New Drug Application, or NDA, or Biologics License Application, or BLA, to the FDA; satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with cGMP; and FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment used must be registered with the FDA and be operated in conformity with cGMP. Drug product manufacturing facilities may also be subject to state and local regulatory requirements.

Preclinical testing includes laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of preclinical testing are submitted to the FDA as part of an IND, and, unless the FDA objects, the IND becomes effective 30 days following its receipt by the FDA.

Clinical trials involve administration of the study drug to healthy volunteers and to patients diagnosed with the condition for which the study drug is being tested under the supervision of qualified clinical investigators. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical trial is conducted under the auspices of an independent Institutional Review Board, or IRB, in the United States, or Ethics Committee, or EC, outside the United States, for each trial site. The IRB or EC considers, among other matters, ethical factors and the safety of human clinical trial subjects.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap or be repeated. In Phase 1 clinical trials, the drug is initially introduced into healthy human subjects or patients and is tested for adverse effects, dosage tolerance, pharmacokinetics, and clinical pharmacology. Phase 2 clinical trials involve the testing of a limited patient population in order to characterize the actions of the drug in targeted indications, in order to determine drug tolerance and optimal dosage and to identify possible adverse side effects and safety risks. When a compound appears to be effective at a specific dosage and have an acceptable safety profile in Phase 2 clinical trials, Phase 3 clinical trials are undertaken to further evaluate and confirm clinical efficacy and safety within an expanded patient population at multiple clinical trial sites. The FDA reviews the clinical plans and monitors the results of the trials and may discontinue the trials at any time if significant safety issues arise. Similarly, an IRB or EC may suspend or terminate a trial at a study site that is not being conducted in accordance with the IRB or EC’s requirements or that has been associated with unexpected serious harm to subjects.

The results of preclinical testing and clinical trials are submitted to the FDA for marketing approval in the form of an NDA or BLA. The submission of an NDA or BLA also requires the payment of user fees, but a waiver of the fees may be obtained under specified circumstances. The testing and approval process is likely to require substantial time, effort and resources and there can be no assurance that any approval will be granted on a timely basis, if at all, or that conditions of any approval, such as warnings, contraindications, or scope of indications will not materially impact the potential market acceptance and profitability of the drug product. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it generally follows such recommendations. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits of the product demonstrated in clinical trials.

Additional preclinical testing or clinical trials may be requested during the FDA review period and may delay any marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. In addition, after approval, certain types of changes to the approved product, such as manufacturing changes, are subject to further FDA review and approval. The FDA mandates that adverse effects be reported to the FDA, and the regulatory agency may also require post-marketing testing to continue monitoring for expected and unexpected adverse effects, which can involve significant expense. Adverse effects observed during the commercial use of a drug product or which arise in the course of post-marketing studies can result in the need for labeling revisions, including additional warnings and contraindications; and if the findings significantly alter the risk/benefit assessment, the potential withdrawal of the drug from the market.

Among the conditions for FDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the FDA’s cGMP requirements. Domestic manufacturing facilities are subject to biannual FDA inspections and foreign manufacturing facilities are subject to periodic inspections by the FDA or foreign regulatory authorities. If the FDA finds that a company is not operating in compliance with cGMPs, the continued availability of the product can be interrupted until compliance is achieved; and if the deficiencies are not corrected within a reasonable time frame, the drug could be withdrawn from the market. In addition, the FDA strictly regulates labeling, advertising and promotion of drugs. Failure to conform to requirements relating to licensing, manufacturing and promoting drug products can result in informal or formal sanctions, including warning letters, injunctions, seizures, civil and criminal penalties, adverse publicity and withdrawal of approval.

Foreign

We are also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and marketing approval for pharmaceutical products to be marketed outside of the United States. The approval process varies among countries and regions and can involve additional testing; and the time required to obtain approval may differ from that required to obtain FDA approval.

The steps to obtain approval to market a pharmaceutical compound in the European Union include: preclinical laboratory and animal testing; conducting adequate and well-controlled clinical trials to establish safety and efficacy; submission of a Marketing Authorization Application, or MAA; and the issuance of a product marketing license by the European Commission prior to any commercial sale or shipment of drug. In addition to obtaining a product marketing license for each product, each drug manufacturing establishment must be registered with the European Medicines Agency, or EMA, must operate in conformity with European good manufacturing practice and must pass inspections by the European health authorities.

Upon receiving the MAA, the Committee for Human Medicinal Products, or CHMP, a division of the EMA, will review the MAA and may respond with a list of questions or objections. Answers to questions posed by the CHMP may require additional tests to be conducted. Responses to the list of questions or objections must be provided to and deemed sufficient by the CHMP within a defined time frame. Ultimately, a representative from each of the European Member States will vote whether to approve the MAA.

Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the health authorities of any other country.

Employees

As of December 31, 2014, we had two employees, the chief executive officer and chief financial officer of the company.  Many of our activities are out-sourced to consultants who provide services to us on a project basis.  As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

ITEM 1A.                      RISK FACTORS

This company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this Item.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

Our principal executive office is located at 4380 West Kennedy Blvd, Suite 600, Tampa, FL 33609.  It is leased on an annual basis at the rate of $1,209 per month.  In the event this lease should be terminated, we believe the Company could locate equally favorable office space at a comparable price.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Until May 2009, our common stock was traded on the OTC Bulletin Board (“OTCBB”) under the symbol “OXIS.”  From May 20, 2009 until March 11, 2010, our common stock was traded on Pink OTC Markets Inc. trading platform under the symbol “OXIS.”  Since January 2015, our common stock is quoted on the OTCQB under the “OXIS” trading symbol.

Trading in our common stock has fluctuated greatly during the past year.  Accordingly, the prices for our common stock quoted on the OTCQB or Pink OTC Markets Inc. may not necessarily be reliable indicators of the value of our common stock.  The following table sets forth the high and low bid prices for shares of our common stock for the quarters noted, as reported on the OTCQB and the Pink OTC Markets Inc.  The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2013	First Quarter	0.02	0.01
	Second Quarter	0.01	0.00
	Third Quarter	0.02	0.00
	Fourth Quarter	0.01	0.00
Fiscal Year 2014	First Quarter	0.01	0.00
	Second Quarter	0.01	0.00
	Third Quarter	0.02	0.00
	Fourth Quarter	0.03	0.01

Our common stock is also quoted on several European based exchanges including Berlin (OXI.BE), Frankfurt (OXI.DE), the Euronext (OXI.NX) and Paris, (OXI.PA).  The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of December 31, 2014, there were 1,330 stockholders of record, which total does not include stockholders who hold their shares in “street name.”  The transfer agent for our common stock is ComputerShare, whose address is 350 Indiana Street, Golden, CO 80401.

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Until the end of 2008, we were engaged in the business of developing and selling clinical and research assay products and out-licensing certain therapeutic compounds addressing conditions and diseases associated with oxidative stress.  During 2008, we lost our majority-owned subsidiary, BioCheck, Inc., which was engaged in the production of enzyme immunoassay diagnostic kits for clinical laboratories, and in December 2008 we sold substantially all of the assets of our research assay product line to Percipio Biosciences, Inc.  Commencing in 2009, our focus shifted from the clinical and research assay business to developing and marketing nutraceutical products in the field of oxidative stress reduction, with a focus on products that include EGT™ as a component.    We conducted limited operations, and had limited revenues from these products in 2013 and in 2014. In July 2014, we began pursuing the acquisition of novel therapeutics from various educational and research institutions.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $112,956,000 through December 31, 2014.  Our cash holdings at December 31, 2014 were $855,000 and we had a working capital deficit of $28,946,000.  Because our lack of funds, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses.  There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan.  The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

Recent Developments

License Agreements

Pursuant to a patent license agreement with the ID4, dated December 31, 2014, we received a non-exclusive, worldwide license to certain intellectual property, including intellectual property related to treating a p62-mediated disease (e.g., multiple myeloma).

On March 10, 2015, Oxis licensed exclusive rights to three antibody-drug conjugates (ADCs) that MCIT will prepare for further evaluation by Oxis as prospective therapeutics for the treatment of triple-negative breast cancer, and multiple myeloma and associated osteolytic bone disease. Under the terms of the agreement, MCIT will develop three ADC product candidates which contain Oxis’ lead drug candidates OXS-2175 and OXS-4235.

Financing

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

Effective October 15, 2014, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures, with an exercise price of $0.01, with an initial principal balance of $1,250,000 and warrants to acquire up to 100,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share.

Effective March 13, 2015, the Company entered into a securities purchase agreement with seven accredited investors to sell 10% convertible debentures, with an exercise price of $0.025, with an initial principal balance of $2,050,000 and warrants to acquire up to 82,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share.

Results of Operations

Revenues

The following table presents the changes in revenues from fiscal 2013 to fiscal 2014:

				Increase from 2013
		2014	2013	Amount
Product revenues	$	$28,000	$368,000	$340,000

We did not actively market any products in 2014 as we began the development of biotech products.

Cost of product revenues

The following table presents the changes in cost of product revenues from fiscal 2013 to fiscal 2014:

			Increase from 2013
	2014	2013	Amount
Cost of product revenues	$57,000	$226,000	$169,000

Selling, general and administrative expenses

Our selling, general and administrative expenses increased in fiscal 2014 by $1,465,000 to $2,400,000 compared to $935,000 in fiscal 2013.   The increase is primarily the result of an increase in stock based compensation and consulting fees related to the development of our biotech products.

Change in value of warrant and derivative liabilities

During the year ended December 31, 2014, we recorded an expense as a result of an increase in the fair market value of outstanding warrants and beneficial conversion features of $15,963,000, compared to income of $1,425,000 during the year ended December 31, 2013. We recorded a loss as a result of an increase in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $5,146,000 compared to $1,196,000 for the year ended December 31, 2014 and 2013, respectively.  The increase of $3,950,000 is due to additional notes payable incurred in 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $855,000. This cash and cash equivalents is in part the result of the proceeds from borrowings in 2014.  On the same day we had total current assets of $882,000, and a working capital deficit of $28,946,000.   Our cash holdings as of the date of this Annual Report are sufficient to fund our administrative expenses for the next 12 months. Since we are successful in attracting certain assets for our subsidiary Oxis Biotech, we expect our administrative expenses to approach $5,000,000 on an annualized basis.   We have obtained over $2,000,000 of additional funding through a private placement of convertible debentures with attached warrants to certain investors who have shown an interest in the Company in the past and plan to raise additional funds in 2015.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During fiscal 2014 and 2013, we issued warrants to purchase 331,288,836 and 51,666,000 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2014.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2014.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

As of December 31, 2014, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2014.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2014.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 15, 2015.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Anthony J. Cataldo	63	Chief Executive Officer and Chairman of the Board
Steven Weldon	39	Chief Financial Officer, President and Director

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

ITEM 11.                      EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2014 and 2013 of all persons who served as our principal executive officers and as our principal financial officer during the fiscal year ended December 31, 2014.  No other executive officers received total annual compensation during the fiscal year ended December 31, 2014 in excess of $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards		Option Awards(1) ($)		Non-Equity Incentive Plan Compensation Earnings ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total
Anthony J. Cataldo,	2014		$154,000	$	–––		$402,291		$139,079	$	–––	$	–––	$	–––		$695,370
Chairman(2)	2013	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––

Kenneth Eaton,	2014		$224,560	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––		$224,560
Chief Executive Officer (Principal Executive Officer) (3)	2013	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––

Steven Weldon,	2014		$25,500	$	–––		$57,945	$	–––	$	–––	$	–––	$	–––		$83,445
Chief Financial Officer (Principal Financial Officer) (4)	2013	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––

David Saloff,	2014	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––
Chief Executive Officer(5)	2013	$	-----	$	–––	$	–––		$-	$	–––	$	–––	$	–––		-

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

The Company has entered into an employment agreement with Steven Weldon, our Chief Financial Officer. Pursuant to the agreement, Mr. Weldon receives an annual salary of $168,000, bonuses as determined by the Board of Directors, and an award of 20,000,000 shares of common stock which vests over two years. The term of employment under the agreement is for two years with a year to year renewal option thereafter.

Stock Option Grants

The following table sets forth information as of December 31, 2014, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Anthony Cataldo	26,819,411	-	-	$0.01	07/01/19
Anthony Cataldo	26,819,411	26,819,411	-	$0.02	07/01/19
Anthony Cataldo	26,819,412	26,819,412	-	$0.03	07/01/19

Director Compensation

Beginning in January 2012, members of the Board of Directors are to receive $3,000 per quarter either in cash or registered shares, plus an option to purchase 25,000 shares at the market price at the end of each quarter.  The options will vest equally over a one year period.  There was not compensation paid to non-employee directors during fiscal 2014.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 23, 2015 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers, (c) by each of our directors and (d) by all of our current executive officers and directors as a group.  As of March 23, 2015 there were 599,914,484 shares of our common stock issued and outstanding.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 18, 2015 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the address of each stockholder is c/o OXIS International, Inc. at 4830 West Kennedy Blvd, Suite 600, Tampa, FL 33609.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Outstanding Common Stock
Security Ownership of Certain Beneficial Owners:
Bristol Investment Fund, Ltd.	54,392,828	(1)	9.1%
Theorem Group, LLC (2)	39,725,000	(2)	6.6%
Security Ownership of Management:
Anthony J. Cataldo	5,000,000		*
Steven Weldon	0		*

Executive officers and directors as a group — 2 persons	5,000,000		*
_______________________________________

* Less than 1%.

(1)
As reported on SC 13G/A filed with the SEC on February 11, 2015.  Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd.  Mr. Kessler disclaims beneficial ownership of these securities.

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

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	81,010,021	$0.02	19,541,766
Equity compensation plans not approved by security holders (2)	500,000	$0.29	–––
Total	81,510,021	$0.05	19,541,766

(1)
As of December 31, 2014, we had options issued and outstanding to purchase 401,787 shares of common stock under our 2003 Stock Incentive Plan, 150,000 shares of our common stock under the 2010 Plan and 80,458,234 shares of common stock under our 2003 Stock Incentive Plan.

(2)
We have reserved 500,000 shares of common stock for issuance outside of our stock incentive plans. At December 31, 2014, options to purchase 500,000 shares of common stock are outstanding outside of our stock incentive plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

None of our two directors qualify as “independent directors” as defined by Item 407 of Regulation S-K.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2013 and 2014.  The Audit Committee appointed Seligson & Giannattasio, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2014.  The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2013 and 2014 fiscal years.

	2013	2014
Audit Fees (1)	$50,500	$50,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$50,500	$50,500
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

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Oxis International, Inc.	10-K	03/31/11	3.2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock of Oxis International, Inc., dated February 5, 2010	8-K	2/16/10	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock of Oxis International, Inc., dated March 18, 2011.	10-K	03/31/11	3.4

3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

10.1	Employment Agreement of Steven Weldon				X

10.2	Employment Agreement of Anthony Cataldo				X

14.1	Code of Ethics				X

21.1	Subsidiaries of OXIS International, Inc.				X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Interactive Data File				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2015	OXIS International, Inc. By: /s/ Anthony J. Cataldo Anthony J. Cataldo Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	March 31, 2015
/s/ Steven Weldon Steven Weldon	Chief Financial Officer (Principal Financial Officer), President and Director	March 31, 2015

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Contents

Page
Report of Independent Registered Public Accounting Firm
Seligson & Giannattasio, LLP	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2014 and 2013	F-2
Statements of Operations For Years Ended December 31, 2014 and 2013	F-3
Statement of Stockholders’ Equity (Deficit) For Years Ended December 31, 2014 and 2013	F-4
Statements of Cash Flows For Years Ended December 31, 2014 and 2013	F-5
Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Oxis International, Inc.

We have audited the accompanying consolidated balance sheets of Oxis International, Inc. (the "Company") and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxis International, Inc. and subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
March 31, 2015

OXIS International, Inc. and Subsidiaries
December 31, 2014 and 2013
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$855,000	$43,000
Accounts receivable	0	40,000
Inventories	-	42,000
Prepaid expenses	27,000	-
Total Current Assets	882,000	125,000
Fixed assets, net	6,000	-
Patents, net	-	22,000
Total Other Assets	6,000	22,000
TOTAL ASSETS	$888,000	$147,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$412,000	$940,000
Accrued interest	2,025,000	1,619,000
Accrued expenses	3,085,000	1,225,000
Line of credit	28,000	28,000
Warrant liability	21,581,000	109,000
Settlement note payable	691,000	695,000
Demand notes payable, net of discount of $-0- and $90,000	252,000	154,000
Convertible debentures, net of discount of $-0- and $142,000, current portion	1,207,000	1,067,000
Convertible debentures	547,000	547,000
Total Current Liabilities	29,828,000	6,384,000

Long term liabilities:
Convertible debentures, net of discount of $2,302,000 and $75,000	634,000	97,000
Total long term liabilities	634,000	97,000
Total liabilities	30,462,000	6,481,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; and 591,714,484 and 573,051,524 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	592,000	574,000
Additional paid-in capital	82,956,000	82,709,000
Accumulated deficit	(112,956,000)	(89,467,000)
Noncontrolling interest	(169,000)	(153,000)
Total Stockholders’ Deficit	(29,574,000)	(6,334,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$888,000	$147,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
December 31, 2014 and 2013
Statements of Operations
	December 31,
	2014	2013
Revenue:
Net product revenues	$28,000	$368,000
Net license revenues	33,000	—
TOTAL NET REVENUE	61,000	368,000
Cost of Product Revenue	57,000	226,000
Gross profit (loss)	4,000	142,000
Operating Expenses:
Research and development	—	—
Selling, general and administrative	2,400,000	935,000
Total operating expenses	2,400,000	935,000
Loss from Operations	(2,396,000)	(793,000)
Change in value of warrant and derivative liabilities	(15,963,000)	1,425,000
Interest expense/income	(5,146,000)	(1,196,000)
Total Other Income (Expense)	(21,109,000)	229,000
Loss before minority interest and provision for income taxes	(23,505,000)	(564,000)
Less: Net loss attributable to the noncontrolling interests	16,000	63,000
Income (loss) before provision for income taxes	(23,489,000)	(501,000)
Provision for income taxes	—	—
Net loss	(23,489,000)	(501,000)
Loss Per Share – basic and diluted	$(0.04)	$(0.01)

Weighted Average Shares Outstanding – basic and diluted	581,968,271	566,625,040

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2012	1,787,897	$3,000	500,573,746	$501,000	$82,216,000	$(88,966,000)
Issuance of stock options					176,000
Conversion of debt			14,311,111	14,000	236,000
Issuance of common stock for inducement			11,666,667	12,000	128,000
Exercise of warrants			46,500,000	47,000	(47,000)
Net loss						(501,000)
Balance at December 31, 2013	1,787,897	$3,000	573,051,524	$574,000	$82,709,000	$(89,467,000)
Issuance of stock options					162,000
Issuance of common stock for accrued expenses			18,662,960	18,000	85,000
Net loss						(23,489,000)
Balance at December 31, 2014	1,787,897	$3,000	591,714,484	$592,000	$82,956,000	$(112,956,000)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,489,000)	$(501,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	22,000	2,000
Stock compensation expense for options and warrants issued to employees and non-employees	2,630,000	176,000
Issuance of shares for services	-	140,000
Amortization of debt discounts	2,759,000	689,000
Non-cash interest expense	2,764,000	-
Change in value of warrant and derivative liabilities	13,962,000	(1,425,000)
Note settlement	(176,000)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(40,000)
Inventory	42,000	17,000
Other assets	13,000	20,000
Accounts payable and accrued liabilities	(276,000)	480,000
Net cash used in operating activities	(1,749,000)	(442,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(6,000)	-
Net cash used by investing activities	(6,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	—
Proceeds from notes payable	2,589,000	433,000
Repayment of note payable	(6,000)	(8,000)
Net cash provided by financing activities	2,583,000	425,000
Minority interest	(16,000)	(63,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	812,000	(80,000)
CASH AND CASH EQUIVALENTS - Beginning of period	43,000	123,000
CASH AND CASH EQUIVALENTS - End of period	$855,000	$43,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

1.           The Company and Summary of Significant Accounting Policies

OXIS International, Inc. (collectively, “OXIS” or the “Company”) is engaged in discovering, developing and commercializing novel therapeutics from our proprietary product platform in a broad range of disease areas. Currently, Oxis Biotech develops innovative drugs focused on the treatment of cancer and other unmet medical needs.  OXIS' lead drug candidate, OXS-2175, is a small molecule therapeutic candidate targeting the treatment of triple-negative breast cancer.  In in vitro and in vivo models of TNBC, OXS-2175 demonstrated the ability to inhibit metastasis.  OXIS' lead drug candidate, OXS-4235, also a small molecule therapeutic candidate, targets the treatment of multiple myeloma and associated osteolytic lesions.  In in vitro and in vivo models of multiple myeloma, OXS-4235 demonstrated the ability to kill multiple myeloma cells, and decrease osteolytic lesions in bone.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $112,956,000 through December 31, 2014.  On a consolidated basis, the Company had cash and cash equivalents of $855,000 at December 31, 2014. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. There were no advertising expenses for the years ended December 31, 2014 and 2013, respectively.

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company had $355,000 of balances in excess of this limit at December 31, 2014.  Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and generally requires no collateral from customers. The Company maintains allowances for estimated probable losses, when applicable.

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

The Company granted stock options to purchase 80,458,234 and -0- shares of the Company’s common stock to employees and directors during the year ended December 31, 2014 and 2013, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2014: expected volatility of 114%; average risk-free interest rate of 1.66% initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $162,000 and $929,000 for the year ended December 31, 2014 and 2013, respectively.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Inventories

The Company states its inventories at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The physical count of inventory takes place at the end of the year, and the Company makes estimates of inventory at interim dates. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that such reserves are adequate at December 31, 2014. Below is a summary of inventory at December 31, 2014 and 2013, respectively.

	December 31, 2014	December 31, 2013
Raw materials	$0	$0
Work in process	0	0
Finished goods	0	42,000
	$0	$42,000

During the fiscal year ended Decmber 31, 2014, the Company wrote off the balance of the inventory totaling $33,000 as a result of management's determination that the inventory had become unsaleable.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 773,184,170 in 2014 and 676,367,257 in 2013.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Capitalized cost for pending patents are amortized on a straight-line basis over the remaining twenty year legal life of each patent after the costs have been incurred. Once each patent is issued, capitalized costs are amortized on a straight-line basis over the shorter of the patent's remaining statutory life, estimated economic life or ten years.

Fixed Assets

Fixed assets is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which are 3 to 10 years for machinery and equipment and the shorter of the lease term or estimated economic life for leasehold improvements.

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2014.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	21,581,000	—
Accrued expense		2,080,000

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

2.           Patents

	December 31, 2014	December 31, 2013
Capitalized patent costs	$642,0000	$642,000
Accumulated amortization	(642,000)	(620,000)
	$-	$22,000

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
December 31, 2014

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
December 31, 2014

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
December 31, 2014

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

During 2010, 2009 Investors converted $1,335,000 of the principal amount of 2009 Debentures for 26,700,000 shares of the Company’s common stock. During 2011, 2009 Investors converted $610,000 of the principal amount of 2009 Debentures for 12,200,000 shares of the Company’s common stock. Accordingly, at December 31, 2014, $55,000 in aggregate principal amount of 2009 Debentures remained outstanding.

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
•
Warrants to purchase 5,000,000 of shares of the Company’s common stock. The warrants are exercisable, on a cash or cashless basis, for up to two years from the date of issue at a per share exercise price equal to $0.15. During 2014, the exercise price was adjusted to $0.007 and the exercise date was extended to June 2019.

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
December 31, 2014

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

In July 2014, the Company agreed to an adjustment as negotiated to enable inducement of further financing of the Company.  Pursuant to the anti-dilution provisions in the convertible instruments, the conversion price of certain convertible instruments is now $0.007 (with the exception of the conversion price of the October 2006 Debenture which is already priced at the lesser of $0.07 and 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion).

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Pursuant to the Agreement, OXIS shall pay Bristol (half of which payment would redound to Theorem Capital LLC (“Theorem”)) a total of $1,119,778 as payment in full for the losses suffered and all costs incurred by Bristol in connection with the Transaction. Payment of such $1,119,778 shall be made as follows: OXIS shall issue restricted common stock to each of Bristol and Merit, in an amount such that each Bristol and Theorem shall hold no more than 9.99% of the outstanding shares of OXIS (including any shares that each may hold as of the date of issuance). The shares so issued represent $417,475.65 of the $1,119,778 payment (27,831,710 shares at $0.015 per share, of which 9,168,750 will be retained by Bristol and 18,662,960 will be issued to Theorem). The remaining balance of the payment shall be made in the form of two convertible promissory notes in the respective amounts of $422,357.75 for Bristol and $279,944.60 for Theorem (collectively, the “Notes”) with a maturity of December 1, 2017 having an 8% annual interest rate, with interest only accruing until January 1, 2013, and then level payments of $3,750 each beginning January 1, 2013 until paid in full on December 1, 2017. In the event a default in the monthly payments on the Notes has occurred and is continuing each holder of the Notes shall be permitted to convert the unpaid principal and interest of the Notes into shares of OXIS at $.01 cents per share.  In the absence of such continuing default no conversion of the Notes will be permitted. OXIS will have the right to repay the Notes in full at any time without penalty.

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

Effective July 24, 2014, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures, with an exercise price of $0.007, with an initial principal balance of $1,250,000 and warrants to acquire up to 178,571,429 shares of the Company’s common stock at an exercise price of $0.01 per share.

Effective October 15, 2014, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures, with an exercise price of $0.01, with an initial principal balance of $1,250,000 and warrants to acquire up to 100,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share.

Also effective July 24, 2014, the Company sold to Kenneth Eaton, the Company’s Chief Executive Officer, a $175,000 debenture, with an exercise price of $0.007, as payment in full for all accrued and unpaid salary and fees owed to Mr. Eaton.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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
December 31, 2014

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
December 31, 2014

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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
December 31, 2014

Each share of common stock is entitled to one vote at the Company's annual meeting of stockholders.

During the year ended December 31, 2014 and 2013, the Company issued a total of -0- and 25,977,778 shares of common stock for debt conversion and accrued interest valued at $-0- and $250,300, respectively.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through December 31, 2014.

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
December 31, 2014

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
December 31, 2014

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

Common Stock Warrants

Warrant transactions for the years ended December 31, 2014 and 2013 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2012:	635,764,298	$0.01
Granted	51,666,000	0.01
Forfeited	3,384,616	0.10
Exercised	93,000,000	0.01
Outstanding at December 31, 2013:	591,045,682	$0.02
Granted	331,288,836.013
Forfeited	259,309,994	0.01
Exercised	-
Outstanding at December 31, 2014	663,024,524	0.01

Exercisable warrants:
December 31, 2013	590,895,682	$0.02
December 31, 2014	663,024,524	$0.01

Stock Options

The Company reserved 100,000,000 shares of its common stock at December 31, 2014 for issuance under the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan, subject to approval by stockholders at the 2015 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2014, 19,541,766 shares of common stock were available for grant and options to purchase 80,458,234 shares of common stock are outstanding under the 2014 Plan.

The Company has no shares of its common stock at December 31, 2014 to issue under the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan, approved by stockholders at the 2011 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2014, no shares of common stock were available for grant and options to purchase 150,000 shares of common stock are outstanding under the 2010 Plan.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

The Company has no shares of its common stock reserved at December 31, 2014 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2014, no shares of common stock were available for grant and options to purchase 401,787 shares of common stock are outstanding under the 2003 Plan.

In addition, the Company has reserved 500,000 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2014, options to purchase 500,000 shares of common stock are outstanding outside of its stock incentive plans.

The following table summarizes stock option transactions for the years ended December 31, 2014 and 2013:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	40,090,980	0.07
Granted	-	-
Exercised	-
Expired	(10,813,509)	0.09
Outstanding, December 31, 2013	29,277,471	$0.06
Granted	80,458,234	0.02
Exercised	-
Expired	(28,225,684)	0.09
Outstanding, December 31, 2014	81,510,021	0.028

Exercisable Options:
December 31, 2013	21,903,897	0.05
December 31, 2014	27,871,198	0.0

The weighted-average fair value of options granted was $1,609,000 and $-0- in 2014 and 2013, respectively.

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2014:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.01 to $0.04	80,458,234	4.50	$0.020	26,819,411	$0.010
$0.10 to $0.20	477,000.97		0.163	477,000	0.163
$0.30 to $0.59	574,787	1.00	0.293	574,787	0.293
	81,510,021			27,871,198

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Consulting Agreements

On December 29, 2014, the Company issued 30,000,000 warrants to a consultant for services rendered.  The warrant were valued to $601,440 and were recorded as an expense in the Statement of Operations for the year ended December 31, 2014.

5.           Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	December 31,
	2014	2013
Deferred tax assets:
Federal net operating loss carryforward	$14,481,000	$13,732,000
Other	871,000	696,000
Patent amortization	(15,000)	(7,000)
Deferred tax assets before valuation	15,337,000	14,421,000
Valuation allowance	(15,337,000)	(14,421,000))
Net deferred income tax assets	$—	$—

Generally accepted accounting principles requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. The valuation allowance increased by $916,000 during the year ended December 31, 2014.

Tax Carryforward

At December 31, 2014, the Company had net operating loss carryforwards of approximately $33,677,000 to reduce United States federal taxable income in future years. These carryforwards expire through 2034.

The Company is no longer subject to U.S. and state tax examinations for years ending before the fiscal year ended December 31, 2010.  Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2014 and 2013.

6.           Subsequent Events

ID4 Pharma, LLC License Agreement. Pursuant to a patent license agreement with ID4 Pharma LLC, dated January 2, 2015 (the “ID4 License Agreement”), we received an exclusive, worldwide license to certain intellectual property, including intellectual property related to treating a p62-mediated disease (e.g., multiple myeloma). The terms of this license require us to pay ID4 Pharma royalties equal to three percent (3%) of net sales of products and twenty-five percent royalty of net sublicensing revenues. The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. We may terminate the licensing agreement with ID4 Pharma by providing ID4 Pharma with a 30 day written notice.

Oxis shall pay the following cash amounts to ID4 upon the attainment of the following milestones:

(i)   filing of an investigational new drug application with a competent regulatory authority anywhere in the world -- $50,000;

(ii)    Initiation of Phase I Human Clinical Trial -- $50,000;

(iii)    Initiation of Phase II Human Clinical Trial -- $100,000;

(iv)    Initiation of pivotal Phase III Human Clinical Trial -- $250,000; and

(v)    Receipt of the first marketing approval -- $250,000

Effective February 23, 2015, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures with an initial principal balance of $2,350,000 and warrants to acquire up to 94,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share.

MultiCell Immunotherapeutics, Inc. (MCIT) License Agreement. Oxis licensed exclusive rights to three antibody-drug conjugates (ADCs) that MCIT will prepare for further evaluation by Oxis as prospective therapeutics for the treatment of triple-negative breast cancer, and multiple myeloma and associated osteolytic bone disease. Under the terms of the agreement, MCIT will develop three ADC product candidates which contain Oxis’ lead drug candidates OXS-2175 and OXS-4235.  Oxis paid MCIT a license fee of $500,000 and will reimburse MCIT up to $1.125 million for its development costs to make the three ADCs exclusively licensed to Oxis.  Assuming all clinical development milestones are achieved and manufacturing rights to the three ADCs purchased, Oxis will pay MCIT an additional sum of $22.75 million and pay a royalty of 3% of net yearly worldwide sales upon marketing approval of the ADCs.