Form 10-Q
period 2015-03-31
OXIS INTERNATIONAL INC
filed 2015-05-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015.

☐	For the transition period from to .

Commission File Number 0-8092

OXIS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
4830 W Kennedy Blvd Suite 600 Tampa, FL 33609 (Address of principal executive offices and zip code) (800) 304-9888 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

At May 14, 2015, the issuer had outstanding the indicated number of shares of common stock:  600,000,000.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2015

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,418,000	$855,000
Prepaid expenses	2,000	27,000
Total Current Assets	1,420,000	882,000
Fixed assets, net	5,000	6,000
Total Other Assets	5,000	6,000
TOTAL ASSETS	$1,425,000	$888,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	256,000	412,000
Accrued interest	2,184,000	2,025,000
Accrued expenses	5,458,000	3,085,000
Line of credit	28,000	28,000
Warrant liability	39,702,000	21,581,000
Settlement note payable	691,000	691,000
Demand notes payable	252,000	252,000
Convertible debentures, current portion, net of discount of $38,000 and $-0-	1,391,000	1,207,000
Convertible debentures	547,000	547,000
Total current liabilities	50,509,000	29,828,000
Long term liabilities:
Convertible debt, net of discount of $4,240,000 and $2,302,000	849,000	634,000
Total long term liabilities	849,000	634,000
Total liabilities	51,358,000	30,462,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 595,714,484 and 591,714,484 shares issued and outstanding at March 31, 2015 and December 31, 2014	596,000	592,000
Additional paid-in capital	83,109,000	82,956,000
Accumulated deficit	(133,472,000)	(112,956,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(49,933,000)	(29,574,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,425,000	$888,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue:
Product revenues	-	$-
License revenues	7,000	-
TOTAL REVENUE	7,000	-
Cost of Product Revenue	-	-
Gross profit (loss)	7,000	-
Operating Expenses:
Research and development	250,000	-
Selling, general and administrative	1,568,000	101,000
Total operating expenses	1,818,000	101,000
Loss from Operations	(1,811,000)	(101,000)
Interest income		-
Change in value of warrant and derivative liabilities	(11,266,000)	(72,000)
Interest expense	(7,439,000)	(197,000)
Total Other Income (Expense)	(18,705,000)	(269,000)
Income/(loss) before minority interest and provision for income taxes	(20,516,000)	(370,000)
Plus: net loss attributable to the noncontrolling interest	-0-	(1,000)
Income/(loss) before provision for income taxes	(20,516,000)	(371,000)
Provision for income taxes	-	-
Net income/(loss)	(20,516,000)	(371,000)
Weighted Average Shares Outstanding
Basic	595,444,821	573,051,524
Diluted	595,444,821	573,051,524
Income (loss) per share
Basic	$0.03	$0.00
Diluted	$0.03	$0.00

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014

	Three months Ended March 31,
	2015 (unaudited)	2014 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(20,516,000)	$(371,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000
Amortization of intangible assets	-	1,000
Stock compensation expense for options and warrants issued to employees and non-employees	163,000	-
Non-cash interest expense	6,881,000	-
Amortization of debt discounts	399,000	120,000
Change in value of warrant and derivative liabilities	11,266,000	72,000
Changes in operating assets and liabilities:
Accounts receivable	-	10,000
Other assets	25,000	(6,000)
Accounts payable and accrued expenses	(6,000)	84,000
Net cash used in operating activities	(1,787,000)	(90,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of notes payable	2,350,000	50,000
Net cash provided by financing activities	2,350,000	50,000
Minority interest	-	1,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	563,000	(39,000)

CASH AND CASH EQUIVALENTS - Beginning of period	855,000	43,000
CASH AND CASH EQUIVALENTS - End of period	$1,418,000	$4,000

Supplemental Disclosures

Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash activities:

Issuance of common stock to interest expense	$116,000	$-

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $133,472,000 through March 31, 2015.  On a consolidated basis, the Company had cash and cash equivalents of $1,418,000 at March 31, 2015. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

The Company granted stock and stock options to purchase shares of the Company’s common stock to employees and directors during the three months ended March 31, 2015 and 2014, respectively.  The Company reported an expense for share-based compensation for its employees and directors of $163,000 and $-0- for the three months ended March 31, 2015 and 2014, respectively.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the three months ended March 31, 2015 and 2014, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Since the Company incurred a net loss for the three months ended March 31, 2015, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.  Total potentially dilutive shares excluded from the calculation of basic earnings per share at March 31, 2015 totaled 852,508,460.

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

●
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company’s Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

●
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

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2015.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	39,702,000	—
Accrued expense		4,345,000

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense.  The Company reported an expense for research and development of $250,000 and $-0- for the three months ended March 31, 2015 and 2014, respectively.

Note 2 – Debt

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

●
0% Convertible Debentures in the principal amount of $2,000,000 due 24 months from the date of issuance (the “ 2009 Debentures”), convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share;

●
Series A warrant to purchase such number of shares of the Company’s common stock equal to 50% of the principal amount invested by each 2009 Investor (the “2009 Class A Warrants” ) resulting in the issuance of Class A Warrants to purchase 20,000,000 shares of common stock of the Company.

●
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

On June 1, 2011, the Company entered into a financing arrangement with several accredited investors (the “June 2011 Investors”), pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $500,000 (the “June 2011 Financing”). In connection with the June 2011 Financing, the Company issued the following securities to the June 2011 Investors:

●	12% Convertible Debentures in the principal amount of $500,000 due April 15, 2012, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.10 per share; and
●
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

In November, 2011, the Company entered into a financing arrangement with several accredited investors (the “November 2011 Investors”), pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $275,000 (the “November 2011 Financing”). In connection with the November 2011 Financing, the Company issued the following securities to the November 2011 Investors:

●	8% Convertible Debentures in the principal amount of $275,000 due in two years, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and
●
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

In March, 2012, the Company entered into a financing arrangement with several accredited investors pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $617,500 (the “March 2012 Financing”). In connection with the March 2012 Financing, the Company issued the following securities to the investors:

●	8% Convertible Debentures in the principal amount of $617,500 due in two years, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and
●
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

In May, 2012, the Company entered into a financing arrangement with several accredited investors pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $275,000 (the “May 2012 Financing”). In connection with the May 2012 Financing, the Company issued the following securities to the investors:

●	8% Convertible Debentures in the principal amount of $275,000 due May 2014, convertible into shares of the Company’s common stock at a per share conversion price equal to $0.05 per share; and
●
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

In October and November, 2013, the Company entered into a securities purchase agreement with four accredited investors to sell 10% convertible debentures with an initial principal balance of $172,000.

In December, 2013, the Company entered into a convertible demand promissory note with an initial principal balance of $189,662 convertible at $.007 per share and warrants to acquire up to 27,094,571 shares of the Company’s common stock at an exercise price of $0.01 per share.

In January, 2014, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures with an initial principal balance of $50,000.

In April, 2014, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures with an initial principal balance of $49,000.

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

Note 3 -- Stockholders’ Equity

Common Stock

In January 2015, the Company agreed to issue 9,914,186 shares of common stock as a price protection to a note holder that originally converted notes at a price of $0.01 and continues to hold these shares. These additional shares would have been issued if the conversions shares price was $0.007. As of March 31, 2015, 4,000,000 shares of common stock have been issued and $116,000 if interest expense was recorded for this issuance.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through March 31, 2015.

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

The Series G Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price equal to the lesser of $.007 or 60% of the average of the three lowest trading prices occurring at any time during the 20 trading days preceding the conversion.   The Series G Stock, as amended, shall have voting rights on an as converted basis multiplied by 100.

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

●
As previously disclosed, the holder of the Series H Preferred is entitled to vote with the common stock, and is entitled to a number of votes equal to (i) the number of shares of common stock it can convert into (without any restrictions or limitations on such conversion), (ii) multiplied by 100.

●
The holder of the Series H Preferred cannot convert such preferred stock into shares of common stock if the holder and its affiliates after such conversion would own more than 9.9% of the Company’s then issued and outstanding shares of common stock.

●
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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2014	81,510,021	$0.028
Granted	3,000,000	.03
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2015	84,510,021	$0.028

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2014	663,024,524	$0.01
Granted	104,973,915	0.01
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2015	767,998,439	$0.01

Note 7 – Subsequent events

As a part of the price protection discussed in Note 3 above, an additional 4,285,516 shares of common stock were issued in April 2015.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2014.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

It has been demonstrated that the ZZ domain of the p62/SQSTM1 protein is responsible for increased multiple myeloma cell growth and associated osteoclast mediated bone disease.  Dr. Xiang-Qun Xie and colleagues at ID4 Pharma LLC have developed novel chemical compounds (e.g., OXS-4235) which inhibit osteoclastic bone destruction in multiple myeloma.  Oxis Biotech has exclusively licensed rights to OXS-4235 and other compounds for the treatment of multiple myeloma and associated osteolytic bone disease.

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

License Agreements

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

Results of Operations

License revenue

During the three months ended March 31, 2015 and 2014, we received $7,000 and $-0- of licensing revenue related to a Vitamin D producing line of sun care and skin care products under a license from ESLLC.

Research and Development Expenses

During the three months ended March 31, 2015 and 2014, we incurred $250,000 and $-0- of  research and development expenses.

Selling, general and administrative expenses

During the three months ended March 31, 2015 and 2014, we incurred $1,568,000 and $101,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees, salaries, license fees, investor relations fees and stock compensation.

Change in value of warrant and derivative liabilities

During the three months ended March 31, 2015, we recorded a loss as a result of an increase in the fair market value of outstanding warrants and beneficial conversion features of $11,266,000, compared to a loss of $72,000 during the three months ended March 31, 2014. We recorded a loss as a result of an increase in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $7,439,000 and $197,000 for the three months ended March 31, 2015 and 2014 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable and non-cash interest related to the beneficial conversion feature of new debt.

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $1,418,000 at March 31, 2014 and $50,509,000 of current liabilities (of which $6,500,000 represented current cash obligations and $44,047,000 represented non-cash warrant liabilities and accrued expenses).  As a result, on a cash basis, as of March 31, 2015, we had a working capital deficit of $5,893,000.  In addition, we have an accumulated deficit of $133,472,000 through March 31, 2015.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Based upon our cash position, we will need to raise additional capital prior by the end of 2015 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. Since we are successful in attracting certain assets for our subsidiary Oxis Biotech, we expect our administrative expenses to approach $5,000,000 on an annualized basis.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $11,462,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.

 Cash flows from investing activities.  There was $0 and $0 cash used in investing activities for the three months ended March 31, 2015 and 2014.

Cash flows from financing activities. Net cash provided by financing activities was generated from the sale of equity that totaled $2,350,000 and $50,000 for the three months ended March 31, 2015 and 2014.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the three months ended March 31, 2014 and 2013, we issued warrants to purchase 94,000,000 and -0- shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2015.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

As of March 31, 2015, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of March 31, 2015.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of March 31, 2015.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

NA

Item 1A.  Risk Factors

This company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this Item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

In January 2015, the Company agreed to issue 9,914,186 shares of common stock as a price protection to a note holder that originally converted notes at a price of $0.01 and continues to hold these shares. These additional shares would have been issued if the conversions shares price was $0.007. As of March 31, 2015, 4,000,000 shares of common stock have been issued and $116,000 if interest expense was recorded for this issuance.

Item 3.  Defaults Upon Senior Securities.

There have been no material changes from the disclosure provided in Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

OXIS International, Inc.

Dated: May 14, 2015	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	May 14, 2015
Anthony J. Cataldo

/s/ Steven Weldon	Chief Financial Officer	May 14, 2015
Steven Weldon	(Principal Accounting Officer), President and Director