Form 10-Q
period 2015-06-30
OXIS INTERNATIONAL INC
filed 2015-08-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At August 14, 2015, the issuer had outstanding the indicated number of shares of common stock:  600,000,000.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Six Months Ended June 30, 2015

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$125,000	$855,000
Prepaid expenses	2,000	27,000
Total Current Assets	127,000	882,000
Fixed assets, net	5,000	6,000
Total Other Assets	5,000	6,000
TOTAL ASSETS	$132,000	$888,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	431,000	412,000
Accrued interest	2,511,000	2,025,000
Accrued expenses	2,389,000	3,085,000
Line of credit	28,000	28,000
Warrant liability	13,299,000	21,581,000
Settlement note payable	691,000	691,000
Demand notes payable	252,000	252,000
Convertible debentures, current portion, net of discount of $35,000 and $-0-	1,433,000	1,207,000
Convertible debentures	547,000	547,000
Total current liabilities	21,581,000	29,828,000
Long term liabilities:
Convertible debt, net of discount of $3,574,000 and $2,302,000	1,451,000	634,000
Total long term liabilities	1,451,000	634,000
Total liabilities	23,032,000	30,462,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 600,000,000 and 591,714,484 shares issued and outstanding at June 30, 2015 and December 31, 2014	600,000	592,000
Additional paid-in capital	83,278,000	82,956,000
Accumulated deficit	(106,612,000)	(112,956,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(22,900,000)	(29,574,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$132,000	$888,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Product revenues	$20,000	$25,000	$27,000	$25,000
License revenue	-	-	-	-
Total revenue	20,000	25,000	27,000	25,000
Cost of product revenue	-	17,000	-	17,000
Gross profit	20,000	8,000	27,000	8,000
Operating expenses
Research and development	-	-	250,000	-
Selling, general and administrative expenses	1,451,000	112,000	3,019,000	213,000
Total operating expenses	1,451,000	112,000	3,269,000	213,000
Loss from operations	(1,431,000)	(104,000)	(3,242,000)	(205,000)
Other income (expense)
Change in value of warrant and derivative liabilities	29,140,000	11,000	17,874,000	(61,000)
Interest expense	(849,000)	(168,000)	(8,288,000)	(365,000)
Total other income (expense)	28,291,000	(157,000)	9,586,000	(426,000)
Income (loss) before minority interest and provision for income taxes	26,860,000	(261,000)	6,344,000	(631,000)
Plus: net (income) loss attributable to the noncontrolling interest	-	1,000	-	(2,000)
Income (loss) before provision for income taxes	26,860,000	(262,000)	6,344,000	(633,000)
Provision for income tax	--	-	-	-
Net income (loss)	26,860,000	(262,000)	6,344,000	$(633,000)
Weighted average common shares outstanding – basis and diluted
Basic	599,095,280	573,051,524	597,270,051	573,051,524
Diluted	1,226,809,602	573,051,524	1,224,992,332	573,051,524
Net income ( loss) per share
Basic	$0.05	$0.00	$0.01	$0.00
Diluted	$0.02	$0.00	$0.01	$0.00

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014

	Six months Ended June 30,
	2015 (unaudited)	2014 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$6,344,000	$(633,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,000
Amortization of intangible assets	-	2,000
Stock compensation expense for options and warrants issued to employees and non-employees	231,000	-
Non-cash interest expense	6,880,000	19,000
Amortization of debt discounts	1,043,000	188,000
Change in value of warrant and derivative liabilities	(17,874,000)	61,000
Changes in operating assets and liabilities:
Accounts receivable	-	35,000
Other assets	25,000	16,000
Accounts payable and accrued expenses	270,000	179,000
Net cash used in operating activities	(3,080,000)	(133,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	-
Proceeds of notes payable	2,350,000	89,000
Net cash provided by financing activities	2,350,000	89,000
Minority interest	-	2,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(730,000)	(42,000)

CASH AND CASH EQUIVALENTS - Beginning of period	855,000	43,000
CASH AND CASH EQUIVALENTS - End of period	$125,000	$1,000

Supplemental Disclosures

Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash activities:

Issuance of common stock to interest expense	$247,000	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $106,612,000 through June 30, 2015.  On a consolidated basis, the Company had cash and cash equivalents of $125,000 at June 30, 2015. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
JUNE 30, 2015
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

The Company granted stock and stock options to purchase shares of the Company’s common stock to employees and directors during the six months ended June 30, 2015 and 2014, respectively.  The Company reported an expense for share-based compensation for its employees and directors of $231,000 and $-0- for the six months ended June 30, 2015 and 2014, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(UNAUDITED)

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the six months ended June 30, 2015 and 2014, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Total potentially dilutive shares excluded from the calculation of basic earnings per share at June 30, 2015 totaled 419,286,065.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2015.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	13,299,000	—
Accrued expense		1,798,000

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense.  The Company reported an expense for research and development of $250,000 and $-0- for the six months ended June 30, 2015 and 2014, respectively.

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
JUNE 30, 2015
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
JUNE 30, 2015
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
JUNE 30, 2015
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
JUNE 30, 2015
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
JUNE 30, 2015
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
JUNE 30, 2015
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
JUNE 30, 2015
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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(UNAUDITED)

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

Note 3 -- Stockholders’ Equity

Common Stock

In January 2015, the Company agreed to issue 9,914,186 shares of common stock as a price protection to a note holder that originally converted notes at a price of $0.01 and continues to hold these shares. These additional shares would have been issued if the conversions shares price was $0.007. As of June 30, 2015, 8,285,516 shares of common stock have been issued and $247,000 of interest expense was recorded for this issuance.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through June 30, 2015.

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
JUNE 30, 2015
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
JUNE 30, 2015
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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2014	81,510,021	$0.028
Granted	3,000,000	.03
Forfeited	(250,000)	-
Exercised	-	-
Outstanding as of June 30, 2015	84,260,021	$0.028

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2014	663,024,524	$0.01
Granted	302,661,987	0.01
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2015	965,686,511	$0.01

Note 7 – Subsequent events

Effective July 2015, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with an initial principal balance of $500,000 and warrants to acquire up to 25,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

License revenue

During the three months ended June 30, 2015 and 2014, we received $20,000 and $25,000 of licensing revenue related to a Vitamin D producing line of sun care and skin care products under a license from ESLLC.

Research and Development Expenses

During the three months ended June 30, 2015 and 2014, we incurred $-0- and $-0- of  research and development expenses.

Selling, general and administrative expenses

During the three months ended June 30, 2015 and 2014, we incurred $1,451,000 and $112,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees, salaries, license fees investor relations and stock compensation.

Change in value of warrant and derivative liabilities

During the three months ended June 30, 2015, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $29,140,000, compared to a gain of $11,000 during the three months ended June 30, 2014. We recorded a loss as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $849,000 and $168,000 for the three months ended June 30, 2015 and 2014 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable and expenses related the issuance of additional shares

Comparison of the Six Months Ended June 30, 2015 and 2014

License revenue

During the six months ended June 30, 2015 and 2014, we received $27,000 and $25,000 of licensing revenue related to a Vitamin D producing line of sun care and skin care products under a license from ESLLC.

Research and Development Expenses

During the six months ended June 30, 2015 and 2014, we incurred $250,000 and $-0- of research and development expenses.

Selling, general and administrative expenses

During the six months ended June 30, 2015 and 2014, we incurred $3,019,000 and $213,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees, salaries, license fees investor relations and stock compensation.

Change in value of warrant and derivative liabilities

During the six months ended June 30, 2015, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $17,874,000, compared to a loss of $61,000 during the six months ended June 30, 2014. We recorded a loss as a result of an increase in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $8,288,000 and $365,000 for the six months ended June 30, 2015 and 2014 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable, non-cash interest related to the beneficial conversion feature of new debt and expenses related the issuance of additional shares

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $127,000 at June 30, 2014 and $21,581,000 of current liabilities (of which $6,305,000 represented current cash obligations and $15,276,000 represented non-cash warrant liabilities and accrued expenses).  As a result, on a cash basis, as of June 30, 2015, we had a working capital deficit of $6,178,000.  In addition, we have an accumulated deficit of $106,612,000 through June 30, 2015.

In January 2015, the Company entered into convertible debentures totaling $2,350,000.

In July 2015, the Company entered into convertible debentures totaling $500,000.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the six months ended June 30, 2015 and 2014, we issued warrants to purchase 94,000,000 and -0- shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2015.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

As of June 30, 2015, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of June 30, 2015.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of June 30, 2015.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In May, 2015, Aaion Partners Inc, a consulting firm, filed a breach of contract action against the Company in the Superior Court of California County of Los Angeles, Case No:  BC581098.  The lawsuit seeks payment under a consulting agreement.  In July, 2015, the Company filed a cross-claim against Aaion Partners Inc. for breach of contract and tort claims.

Item 1A.  Risk Factors

This company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this Item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

In January 2015, the Company agreed to issue 9,914,186 shares of common stock as a price protection to a note holder that originally converted notes at a price of $0.01 and continues to hold these shares. These additional shares would have been issued if the conversions shares price was $0.007. As of June 30, 2015, 8,285,516 shares of common stock have been issued and $247,000 if interest expense was recorded for this issuance.

Item 3.  Defaults Upon Senior Securities.

There have been no material changes from the disclosure provided in Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information.

Action By Written Consent of stockholders

On May 8, 2015, we obtained stockholder consent for: (a) the approval of an amendment to our certificate of incorporation to effect a reverse stock split of the Company’s common stock at a ratio to be determined by the Board prior to the effective time of the amendment (the “Effective Time”) of not less than one-for-fifty and not more than one-for-two hundred fifty; (b) the approval of an amendment to our certificate of incorporation to set the number of authorized shares of common stock the Company shall authority to issue following the reverse stock split in an amount to be determined by the Board prior to the Effective Time; and (c) the approval of the Company’s 2014 Equity Incentive Plan.

There were 600,000,000 common shares outstanding and preferred shares outstanding holding a voting power of 357,142,857 common shares. Accordingly, the voting power on May 8, 2015, was equivalent to 957,142,857 common shares. We obtained the approval of the holders of approximately 50.5% of the voting power of our shares that were entitled to give such consent

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

OXIS International, Inc.

Dated: August 14, 2015	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	August 14, 2015
Anthony J. Cataldo

/s/ Steven Weldon	Chief Financial Officer (Principal Accounting Officer), President and Director	August 14, 2015
Steven Weldon