Form 10-Q
period 2015-09-30
OXIS INTERNATIONAL INC
filed 2015-11-13
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At November 13, 2015, the issuer had outstanding the indicated number of shares of common stock:  600,000,000.

OXIS INTERNATIONAL, INC.
FORM 10-Q
For the Nine Months Ended September 30, 2015

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$42,000	$855,000
Prepaid expenses	2,000	27,000
Total Current Assets	44,000	882,000
Fixed assets, net	5,000	6,000
Total Other Assets	5,000	6,000
TOTAL ASSETS	$49,000	$888,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	968,000	412,000
Accrued interest	2,611,000	2,025,000
Accrued expenses	3,576,000	3,085,000
Line of credit	28,000	28,000
Warrant liability	11,345,000	21,581,000
Settlement note payable	691,000	691,000
Demand notes payable	252,000	252,000
Convertible debentures, current portion, net of discount of $593,000 and $-0-	2,290,000	1,207,000
Convertible debentures	547,000	547,000
Total current liabilities	22,308,000	29,828,000
Long term liabilities:
Convertible debt, net of discount of $2,682,000 and $2,302,000	2,290,000	634,000
Total long term liabilities	2,290,000	634,000
Total liabilities	24,598,000	30,462,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,000	2,000
Common stock - $0.001 par value; 600,000,000 shares authorized; 600,000,000 and 591,714,484 shares issued and outstanding at September 30, 2015 and December 31, 2014	600,000	592,000
Additional paid-in capital	83,321,000	82,956,000
Accumulated deficit	(108,304,000)	(112,956,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(24,549,000)	(29,574,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,000	$888,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Product revenues	$-	$3,000	$-	$28,000
License revenue	-	-	27,000	-
Total revenue	-	3,000	27,000	28,000
Cost of product revenue	-	5,000	-	22,000
Gross profit	-	(2,000)	27,000	6,000
Operating expenses
Research and development	225,000	-	475,000	-
Selling, general and administrative expenses	2,552,000	547,000	5,571,000	760,000
Total operating expenses	2,777,000	547,000	6,046,000	760,000
Loss from operations	(2,777,000)	(549,000)	(6,019,000)	(754,000)
Other income (expense)
Change in value of warrant and derivative liabilities	2,809,000	(407,000)	20,683,000	(468,000)
Interest expense	(1,724,000)	(3,263,000)	(10,012,000)	(3,628,000)
Total other income (expense)	1,085,000	(3,670,000)	10,671,000	(4,096,000)
Income (loss) before minority interest and provision for income taxes	(1,692,000)	(4,219,000)	4,652,000	(4,850,000)
Plus: net (income) loss attributable to the noncontrolling interest	-	(1,000)	-	(3,000)
Income (loss) before provision for income taxes	(1,692,000)	(4,220,000)	4,652,000	(4,853,000)
Provision for income tax	--	-	-	-
Net income (loss)	(1,692,000)	(4,220,000)	4,652,000	$(4,853,000)
Weighted average common shares outstanding – basis and diluted
Basic	600,000,000	590,055,554	598,170,683	578,719,524
Diluted	600,000,000	590,055,554	1,191,188,371	578,719,524
Net income ( loss) per share
Basic	$(0.00)	$(0.01)	$0.01	$(0.01)
Diluted	$(0.00)	$(0.01)	$0.00	$(0.01)

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014

	Nine months Ended September 30,
	2015 (unaudited)	2014 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$4,652,000	$(4,853,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,000
Amortization of intangible assets	-	2,000
Stock compensation expense for options and warrants issued to employees and non-employees	1,820,000	-
Non-cash interest expense	7,717,000	1,650,000
Amortization of debt discounts	1,732,000	1,635,000
Change in value of warrant and derivative liabilities	(20,683,000)	468,000
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other assets	25,000	56,000
Accounts payable and accrued expenses	1,023,000	331,000
Net cash used in operating activities	(3,713,000)	(711,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	-
Proceeds of notes payable	2,900,000	1,329,000
Net cash provided by financing activities	2,900,000	1,329,000
Minority interest	-	3,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(813,000)	621,000

CASH AND CASH EQUIVALENTS - Beginning of period	855,000	43,000
CASH AND CASH EQUIVALENTS - End of period	$42,000	$664,000

Supplemental Disclosures

Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash activities:

Issuance of common stock for interest expense	$247,000	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(UNAUDITED)

Note 1 -- The Company and Summary of Significant Accounting Policies

OXIS International, Inc. (collectively, “OXIS” or the “Company”) is engaged in discovering, developing and commercializing novel therapeutics from our proprietary product platform in a broad range of disease areas. Currently, OXIS develops innovative drugs focused on the treatment of cancer and other unmet medical needs.  OXIS' lead drug candidate, OXS-2175, is a small molecule therapeutic candidate targeting the treatment of triple-negative breast cancer.  In in vitro and in vivo models of TNBC, OXS-2175 demonstrated the ability to inhibit metastasis.  OXIS' lead drug candidate, OXS-4235, also a small molecule therapeutic candidate, targets the treatment of multiple myeloma and associated osteolytic lesions.  In in vitro and in vivo models of multiple myeloma, OXS-4235 demonstrated the ability to kill multiple myeloma cells, and decrease osteolytic lesions in bone. OXIS' lead drug candidate, OXS-1550, is a bispecific scFv recombinant fusion protein-drug conjugate composed of the variable regions of the heavy and light chains of anti-CD19 and anti-CD22 antibodies and a modified form of diphtheria toxin as its cytotoxic drug payload. OXS-1550 has demonstrated success in early human clinical trials in patients with relapsed/refractory B-cell lymphoma or leukemia.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $108,304,000 through September 30, 2015.  On a consolidated basis, the Company had cash and cash equivalents of $42,000 at September 30, 2015. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
September 30, 2015
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

The Company granted stock and stock options to purchase shares of the Company’s common stock to employees and directors during the nine months ended September 30, 2015 and 2014, respectively.  The Company reported an expense for share-based compensation for its employees and directors of $1,820,000 and $-0- for the nine months ended September 30, 2015 and 2014, respectively.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company recognized no expense in share-based compensation for non-employees for the nine months ended September 30, 2015 and 2014, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Total potentially dilutive shares excluded from the calculation of basic earnings per share at September 30, 2015 totaled 509,870,019.

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

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2015.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	11,345,000	—
Accrued expense		3,043,000

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense.  The Company reported an expense for research and development of $475,000 and $-0- for the nine months ended September 30, 2015 and 2014, respectively.

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

Pursuant to the provisions of the 2006 Debentures, such non-payment was an event of default and penalty interest has accrued on the unpaid redemption balance at an interest rate equal to the lower of 18% per annum and the maximum rate permitted by applicable law. In addition, each of the 2006 Purchasers has the right to accelerate the cash repayment of at least 130% of the outstanding principal amount of the 2006 Debenture (plus accrued but unpaid liquidated damages and interest) and to sell substantially all of the Company’s assets pursuant to the provisions of the 2006 Security Agreement to satisfy any such unpaid balance. On September 6, 2008, the Company received notification from Bristol Investment Fund, Ltd (“Bristol”), that the collateral held under the 2006 Security Agreement would be sold to the highest qualified bidder on Thursday, June 19, 2008. On June 19, 2008, the Company received a Notice of Disposition of Collateral from Bristol in which Bristol notified the Company that Bristol, acting as the agent for itself and the three other 2006 Purchasers, purchased certain assets held as collateral under the 2006 Security Agreement. Bristol purchased 111,025 shares of common stock of BioCheck, Inc., the Company’s majority owned subsidiary, on a credit bid of $50,000, and Bristol also purchased 1,000 shares of the capital stock of OXIS Therapeutics, Inc., a wholly owned subsidiary of OXIS, for a credit bid of $10,000. In December 2005, OXIS purchased the 111,025 shares of common stock of BioCheck, Inc. for $3,060,000. After crediting the aggregate amount of $60,000 to the aggregate amount due under the 2006 Debentures, plus fees and charges due through June 19, 2008, Bristol notified the Company that the Company remains obligated to the 2006 Purchasers in a deficiency in an aggregate amount of $2,688,000 as of June 19, 2008. As a result of the disposition of the collateral, the Company recorded a net loss aggregating $2,978,000.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Of the 2006 Warrants issued by the Company to the 2006 Purchasers, only the Series A Warrants remain outstanding. The Series A Warrants, which now expire in July 2019, permit the holders to purchase 2,420,357 shares of common stock at an original exercise price of $0.35 per share. Such exercise price is adjustable pursuant to a full ratchet anti-dilution provision and upon the occurrence of a stock split or a related event.

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
September 30, 2015
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
September 30, 2015
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
September 30, 2015
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

Effective July 2015, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures with an initial principal balance of $550,000 and warrants to acquire up to 27,941,177 shares of the Company’s common stock at an exercise price of $0.025 per share.

On August 18, 2015, the Company entered into a settlement agreement with three noteholders.  In accordance with the July 24, 2014 Security Purchase Agreements, The Company was required to establish and maintain a reserve of shares of its common stock from its duly authorized shares of Common Stock for issuance in an amount equal to 150% of a required minimum by December 21, 2014 which did not occur.  As compensation for the default, the Company issued allonges to the noteholders for a total of $812,500, increasing the principal amount of the convertible notes.

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
September 30, 2015
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
September 30, 2015
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
September 30, 2015
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
September 30, 2015
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

Note 3 -- Stockholders’ Equity

Common Stock

In January 2015, the Company agreed to issue 9,914,186 shares of common stock as a price protection to a note holder that originally converted notes at a price of $0.01 and continues to hold these shares. These additional shares would have been issued if the conversions shares price was $0.007. As of September 30, 2015, 8,285,516 shares of common stock have been issued and $247,000 of interest expense was recorded for this issuance.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 27,800 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $13.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through September 30, 2015.

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
September 30, 2015
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

Note 5 -- Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2014	81,510,021	$0.028
Granted	3,000,000	.03
Forfeited	(250,000)	-
Exercised	-	-
Outstanding as of September 30, 2015	84,260,021	$0.028

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2014	663,024,524	$0.01
Granted	355,603,162	0.01
Forfeited	-	-
Exercised	-	-
Outstanding as of September 30, 2015	1,018,627,686	$0.01

OXIS INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

Note 7 – Subsequent events

Effective October 2015, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures with an initial principal balance of $450,000 and warrants to acquire up to 45,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share.

On October 7, 2015, the Company entered into a settlement agreement with two noteholders.  In accordance with the July 24, 2014 Security Purchase Agreements, The Company was required to establish and maintain a reserve of shares of its common stock from its duly authorized shares of Common Stock for issuance in an amount equal to 150% of a required minimum by December 21, 2014 which did not occur.  As compensation for the default, the Company issued allonges to the noteholders for a total of $537,500, increasing the principal amount of the convertible notes.

On November 5, 2015, the Company entered into a Second Settlement Agreement with three noteholders. On August 14, 2014 the Company entered into a Settlement Agreement that required the Company to increase its authorized shares to not less than 2,000,000,000 shares and reserve 150% of the number of shares of its Common Stock no later than the earlier of (1) two days after Oxis obtaining all corporate and regulatory approvals necessary to increase it authorized shares; or (2) September 30, 2015 which did not occur.  As compensation for the default, the Company issued additional allonges to the noteholders for a total of $837,500, increasing the principal amount of the convertible notes.

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

Overview

OXIS International, Inc., through its wholly owned subsidiary Oxis Biotech, Inc, is an immuno-oncology company with a robust technology platform consisting of bispecific and trispecific scFv constructs, full-length antibodies, proprietary drug payloads, proprietary antibody-drug linkers, dual-drug payload antibody-drug conjugates (ADCs), bispecific targeted ADCs, and NK cell and T-cell antibody directed cell-mediated cytotoxic (ADDCs) agents.

OXS-1550

OXS-1550 is a bispecific scFv recombinant fusion protein-drug conjugate composed of the variable regions of the heavy and light chains of anti-CD19 and anti-CD22 antibodies and a modified form of diphtheria toxin as its cytotoxic drug payload.  CD19 is a membrane glycoprotein present on the surface of all stages of B-lymphocyte development, and is also expressed on most B-cell mature lymphoma cells and leukemia cells.  CD22 is a glycoprotein expressed on B-lineage lymphoid precursors, including precursor acute lymphoblastic leukemia, and often is co-expressed with CD19 on mature B-cell malignancies such as lymphoma.

OXS-1550 targets cancer cells expressing the CD19 receptor or CD22 receptor or both receptors.  When OXS-1550 binds to cancer cells, the cancer cells internalize OXS-1550, and are killed due to the action of drug's cytotoxic diphtheria toxin payload.  OXS-1550 has demonstrated success in a Phase 1 human clinical trial in patients with relapsed/refractory B-cell lymphoma or leukemia.

OXS-4235, p62/SQSTM1 (Sequestosome-1) Inhibitor Drug Development Program

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

OXS-2175, Triple-Negative Breast Cancer Drug Development Program

OXS-2175 is a small molecule therapeutic candidate which has shown promise in early-stage preclinical in vitro and in vivo models of triple-negative breast cancer.  Oxis Biotech is investigating OXS-2175 formulated as an ADC therapy for the treatment of triple-negative breast cancer.

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

License Agreements

Daniel A. Vallera, Ph.D. License Agreement. Oxis executed an exclusive worldwide license agreement with Daniel A. Vallera, Ph.D. and his associate (jointly "Dr. Vallera"), to further develop and commercialize DT2219ARL (OXS-1550), a novel therapy for the treatment of various human cancers. Under the terms of the agreement, OXIS receives exclusive rights to conduct research and to develop, make, use, sell, and import DT2219ARL worldwide for the treatment of any disease, state or condition in humans. OXIS shall own all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as DT2219ARL, including without limitation the Food and Drug Administration in the United States and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, Dr. Vallera will receive an upfront license fee, royalty fees, and certain milestone payments.

ID4 Pharma, LLC License Agreement. Pursuant to a patent license agreement with ID4 Pharma LLC, dated January 2, 2015 (the “ID4 License Agreement”), we received an exclusive, worldwide license to certain intellectual property, including intellectual property related to treating a p62-mediated disease including but not limited to multiple myeloma and other cancers. The terms of this license require us to pay ID4 Pharma royalties equal to three percent (3%) of net sales of products and twenty-five percent royalty of net sublicensing revenues. The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. We may terminate the licensing agreement with ID4 Pharma by providing ID4 Pharma with a 30 day written notice.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Product revenue

During the three months ended September 30, 2015 and 2014, we received $-0- and $3,000 of product revenue related to skin care products.

Research and Development Expenses

During the three months ended September 30, 2015 and 2014, we incurred $225,000 and $-0- of research and development expenses.

Selling, general and administrative expenses

During the three months ended September 30, 2015 and 2014, we incurred $2,552,000 and $547,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees, salaries, license fees investor relations and stock compensation.

Change in value of warrant and derivative liabilities

During the three months ended September 30, 2015, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $2,809,000, compared to a loss of $407,000 during the three months ended September 30, 2014. We recorded a loss as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $1,724,000 and $3,263,000 for the three months ended September 30, 2015 and 2014 respectively.  The decrease is primarily due to an decrease in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Product revenue

During the nine months ended September 30, 2015 and 2014, we received $-0- and $28,000 of product revenue related to skin care products.

License revenue

During the nine months ended September 30, 2015 and 2014, we received $27,000 and $-0- of licensing revenue related to a Vitamin D producing line of sun care and skin care products under a license from ESLLC.

Research and Development Expenses

During the nine months ended September 30, 2015 and 2014, we incurred $475,000 and $-0- of research and development expenses.

Selling, general and administrative expenses

During the nine months ended September 30, 2015 and 2014, we incurred $5,571,000 and $760,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees, salaries, license fees investor relations and stock compensation.

Change in value of warrant and derivative liabilities

During the nine months ended September 30, 2015, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $20,683,000, compared to a loss of $468,000 during the nine months ended September 30, 2014. We recorded a loss as a result of an increase in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $10,012,000 and $3,628,000 for the nine months ended September 30, 2015 and 2014 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable, non-cash interest related to the beneficial conversion feature of new debt and expenses related the issuance of additional shares

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $42,000 at September 30, 2015 and $22,308,000 of current liabilities (of which $8,120,000 represented current cash obligations and $14,188,000 represented non-cash warrant liabilities and accrued expenses).  As a result, on a cash basis, as of September 30, 2015, we had a working capital deficit of $22,264,000.  In addition, we have an accumulated deficit of $108,304,000 through September 30, 2015.

In January 2015, the Company entered into convertible debentures totaling $2,350,000.

In July 2015, the Company entered into convertible debentures totaling $550,000.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the nine months ended September 30, 2015 and 2014, we issued warrants to purchase 355,603,762 and 177,142,857 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2015.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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

As of September 30, 2015, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of September 30, 2015.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of September 30, 2015.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

In January 2015, the Company agreed to issue 9,914,186 shares of common stock as a price protection to a note holder that originally converted notes at a price of $0.01 and continues to hold these shares. These additional shares would have been issued if the conversions shares price was $0.007. As of September 30, 2015, 8,285,516 shares of common stock have been issued and $247,000 if interest expense was recorded for this issuance.

Effective February 23, 2015, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures with an initial principal balance of $2,350,000 and warrants to acquire up to 94,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share.

Effective July 2015, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures with an initial principal balance of $550,000 and warrants to acquire up to 27,941,177 shares of the Company’s common stock at an exercise price of $0.025 per share.

On August 18, 2015, the Company entered into a settlement agreement with three noteholders.  In accordance with the July 24, 2014 Security Purchase Agreements, The Company was required to establish and maintain a reserve of shares of its common stock from its duly authorized shares of Common Stock for issuance in an amount equal to 150% of a required minimum by December 21, 2014 which did not occur.  As compensation for the default, the Company issued allonges to the noteholders for a total of $812,500, increasing the principal amount of the convertible notes.

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

OXIS International, Inc.

Dated: November 13, 2015	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	November 13, 2015
Anthony J. Cataldo

/s/ Steven Weldon	Chief Financial Officer (Principal Accounting Officer), President and Director	November 13, 2015
Steven Weldon