Form 10-K
period 2015-12-31
OXIS INTERNATIONAL INC
filed 2016-03-30
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number: 000-08092

OXIS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-1620407
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Ashley Drive, Suite 600
Tampa, FL 33602
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed fiscal year, was approximately $13.1 million. As of March 27, 2016, there were 21,517,221 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

Markets

Triple-Negative Breast Cancer (TNBC)

According to the American Cancer Society there were approximately 231,840 new cases of invasive breast cancer last year in the USA and 40,290 deaths from breast cancer during the same period.  Women represent 99% of all breast cancer patients.  Breast cancer is treated by various combinations of surgery, radiation therapy, chemotherapy, and hormone therapy.  TNBC is a type of breast cancer characterized by breast cancer cells that do not express estrogen receptors, progesterone receptors, or large amounts of HER2/neu protein.  Approximately 10% - 20% percent of invasive breast cancers are diagnosed as triple-negative breast cancers.  TNBC is more likely to affect younger people, African Americans or Hispanics, and those with a BRCA1 gene mutation.2   TNBC is insensitive to many of the most effective therapies available for the treatment of breast cancer including the HER2-directed therapy Herceptin® (trastuzumab), and endocrine therapies such as tamoxifen or the aromatase inhibitors.  The relapse and survival rates of TNBC patients are shorter than for patients with other types of breast cancer.

Multiple Myeloma

Multiple myeloma is a type of cancer that forms in white blood cells, and affects about 26,850 people annually in the USA causing about 11,240 deaths per year.   Multiple myeloma causes cancer cells to accumulate in the bone marrow, where they crowd out healthy blood cells.  Multiple myeloma is also characterized by destructive lytic bone lesions (rounded, punched-out areas of bone), diffuse osteoporosis, bone pain, and the production of abnormal proteins which accumulate in the urine.  Anemia is also present in most multiple myeloma patients at the time of diagnosis and during follow-up.  Anemia in multiple myeloma is multifactorial, and is secondary to bone marrow replacement by malignant plasma cells, chronic inflammation, relative erythropoietin deficiency, and vitamin deficiency.  Plasma cell leukemia, a condition in which plasma cells comprise greater than 20% of peripheral leukocytes, is typically a terminal stage of multiple myeloma and is associated with short survival.

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

(ii)           Initiation of Phase I Human Clinical Trial -- $50,000;

(iii)          Initiation of Phase II Human Clinical Trial --  $100,000;

(iv)          Initiation of pivotal Phase III Human Clinical Trial -- $250,000; and

(v)           Receipt of the first marketing approval -- $250,000

The following is a list of the pending patent applications that we licensed from ID4 Pharma under our License Agreement:

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

The following is a list of the pending patent applications that we licensed from D under our License Agreement:

Pat./Pub. No.	Title	Country	Status
U.S. Patent Application USSN 13/256,812	Methods and compositions for bi-specific targeting of cd19/cd22	US	Pending

Competition

The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in our targeted areas. According to the Pharmaceutical Manufacturers Research Association, at the end of 2015 there were 168 drugs in development for the treatment of breast cancer, and there were 135 drugs in development for the treatment of lymphomas (blood cell cancers including multiple myeloma).

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

Employees

As of December 31, 2015, we had two employees, the chief executive officer and chief financial officer of the company.  Many of our activities are out-sourced to consultants who provide services to us on a project basis.  As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

ITEM 1A.                   RISK FACTORS

This company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this Item.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

Our principal executive office is located at 100 South Ashley Drive, Suite 600, Tampa, FL 33602.  It is leased on an annual basis at the rate of $1,209 per month.  In the event this lease should be terminated, we believe the Company could locate equally favorable office space at a comparable price.

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

In May, 2015, Aaion Partners Inc, a consulting firm, filed a breach of contract action against the Company in the Superior Court of California County of Los Angeles, Case No:  BC581098.  The lawsuit seeks payment under a consulting agreement.  In July, 2015, the Company filed a cross-claim against Aaion Partners Inc. for breach of contract and tort claims. In December 2015, we settle this claim for $150,000 in cash and 11,429 shares of restricted common stock.

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

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2014	First Quarter	2.50	0.75
	Second Quarter	0.80	3.25
	Third Quarter	6.25	1.25
	Fourth Quarter	7.50	2.50
Fiscal Year 2015	First Quarter	13.50	5.13
	Second Quarter	11.78	5.03
	Third Quarter	6.23	3.50
	Fourth Quarter	5.23	2.93

Our common stock is also quoted on several European based exchanges including Berlin (OXI.BE), Frankfurt (OXI.DE), the Euronext (OXI.NX) and Paris, (OXI.PA).  The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of December 31, 2015, there were 1,330 stockholders of record, which total does not include stockholders who hold their shares in “street name.”  The transfer agent for our common stock is ComputerShare, whose address is 350 Indiana Street, Golden, CO 80401.

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

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $145,636,000 through December 31, 2015.  On a consolidated basis, the Company had cash and cash equivalents of $47,000 at December 31, 2015. Because our lack of funds, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses.  There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan.  The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

Recent Developments

License Agreements

Pursuant to a patent license agreement with the ID4, dated December 31, 2015, we received a non-exclusive, worldwide license to certain intellectual property, including intellectual property related to treating a p62-mediated disease (e.g., multiple myeloma).

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

Financing

On July 24, 2014, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures, with an exercise price of $1.75, with an initial principal balance of $1,250,000 and warrants to acquire up to 714,286 shares of the Company’s common stock at an exercise price of $2.50 per share.

On October 15, 2014, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures, with an exercise price of $2.50, with an initial principal balance of $1,250,000 and warrants to acquire up to 400,000 shares of the Company’s common stock at an exercise price of $5.00 per share.

On February 23, 2015, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures, with and an exercise price of $6.25, with an initial principal balance of $2,350,000 and warrants to acquire up to 376,000 shares of the Company’s common stock at an exercise price of $7.50 per share.

Effective July 2015, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures, with and an exercise price of $5.00, with an initial principal balance of $550,000 and warrants to acquire up to 111,765 shares of the Company’s common stock at an exercise price of $6.25 per share.

Effective October 2015, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures, with and an exercise price of $2.50, with an initial principal balance of $500,000 and warrants to acquire up to 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

Effective November 2015, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures, with and an exercise price of $2.50, with an initial principal balance of $100,000 and warrants to acquire up to 80,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

Effective December 2015, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures, with and an exercise price of $1.25, with an initial principal balance of $350,000 and warrants to acquire up to 280,000 shares of the Company’s common stock at an exercise price of $1.25 per share.

In December 2015, the Company agreed to an adjustment as negotiated to enable inducement of further financing of the Company.  Pursuant to the anti-dilution provisions in all the convertible instruments, the conversion price of certain convertible instruments is now $1.25 (with the exception of the conversion price of the October 2006 Debenture which is already priced at the lesser of $1.25 and 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion).

Results of Operations

Revenues

The following table presents the changes in revenues from fiscal 2014 to fiscal 2015:

			Decrease from 2014
	2015	2014	Amount
Product revenues	$-0-	$28,000	$28,000

We did not actively market any products in 2015 as we began the development of biotech products.

Cost of product revenues

The following table presents the changes in cost of product revenues from fiscal 2014 to fiscal 2015:

			Decrease from 2014
	2015	2014	Amount
Cost of product revenues	$-0-	$57,000	$57,000

We did not actively market any products in 2015 as we began the development of biotech products.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased in fiscal 2015 by $6,554,000 to $8,954,000 compared to $2,400,000 in fiscal 2014.   The increase is primarily the result of an increase in stock based compensation, professional fees and consulting, professional and license fees, related to the development of our biotech products.

Change in value of warrant and derivative liabilities

During the year ended December 31, 2015, we recorded an expense as a result of an increase in the fair market value of outstanding warrants and beneficial conversion features of $6,760,000, compared to of $15,963,000 during the year ended December 31, 2014. We recorded a loss as a result of an increase in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $17,039,000 compared to $5,146,000 for the year ended December 31, 2015 and 2014, respectively.  The increase of $11,893,000 is due to additional notes payable and allonge agreements incurred in 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $47,000. This cash and cash equivalents is in part the result of the proceeds from borrowings in 2015.  On the same day we had total current assets of $54,000, and a working capital deficit of $61,125,000.   Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $4-5 million of capital.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During fiscal 2014 and 2013, we issued warrants to purchase 9,874,833 and 1,325,155 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2015.

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2015.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

As of December 31, 2015, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2015.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2015.

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

Name	Age	Position
Anthony J. Cataldo	64	Chief Executive Officer and Chairman of the Board
Steven Weldon	40	Chief Financial Officer and Director

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

ITEM 11.                      EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2015 and 2014 of all persons who served as our principal executive officers and as our principal financial officer during the fiscal year ended December 31, 2015.  No other executive officers received total annual compensation during the fiscal year ended December 31, 2015 in excess of $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards		Option Awards(1) ($)		Non-Equity Incentive Plan Compensation Earnings ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total
Anthony J. Cataldo,	2015		$216,000		$134,000	$	----		$102,535	$	–––	$	–––	$	–––		$452,535
Chairman(2)	2014		$154,000	$	–––		$402,291		$139,079	$	–––	$	–––	$	–––		$695,370

Kenneth Eaton,	2015	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––
Chief Executive Officer (Principal Executive Officer) (3)	2014		$224,560	$	–––	$	–––	$	–––	$	–––	$	–––	$	–––		$224,560

Steven Weldon,	2015		$168,000	$	–––		$197,845	$	–––	$	–––	$	–––	$	–––		$365,845
Chief Financial Officer (Principal Financial Officer) (4)	2014		$25,500	$	–––		$57,945	$	–––	$	–––	$	–––	$	–––		$83,445

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

Employment Agreements

The Company has entered into employment agreements with Anthony J. Cataldo and Steven Weldon.  Pursuant to the agreements, Mr. Cataldo and Mr. Weldon receive annual salaries of $216,000 and $168,000 respectively, as well as bonuses under certain circumstances and as awarded by the Board of Directors.  The term of employment under Mr. Cataldo’s agreement is for three years with a year to year renewal option thereafter.  The term of employment under Mr. Weldon’s agreement is for two years with a year to year renewal option thereafter.

Stock Option Grants

The following table sets forth information as of December 31, 2015, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Anthony Cataldo	321,833	-	-	$2.50	07/01/19
Anthony Cataldo	321,833	-	-	$5.00	07/01/19
Anthony Cataldo	321,833	321,833	-	$7.50	07/01/19

Director Compensation

Beginning in January 2012, members of the Board of Directors are to receive $3,000 per quarter either in cash or registered shares, plus an option to purchase 25,000 shares at the market price at the end of each quarter.  The options will vest equally over a one year period.  There was not compensation paid to non-employee directors during fiscal 2015.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 23, 2016 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers, (c) by each of our directors and (d) by all of our current executive officers and directors as a group.  As of March 23, 2016 there were 21,517,221 shares of our common stock issued and outstanding.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 23, 2016 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the address of each stockholder is c/o OXIS International, Inc. at 100 South Ashley Street, Suite 600, Tampa, FL 33602.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Outstanding Common Stock
Security Ownership of Certain Beneficial Owners:
Bristol Investment Fund, Ltd.	2,080,347	(1)	9.67%
Theorem Group, LLC (2)	2,096,480	(2)	9.74%
Alpha Capital Anstalt	2,034,830	(3)	9.46%
James W. Heavener	1,684,100	(4)	7.83%
Adam Kasower	1,392,857	(5)	6.47%
Red Mango Enterprises Ltd	1,120,000		5.21%
Security Ownership of Management:
Anthony J. Cataldo	4,030,731		18.73%
Steven Weldon	601,610		2.8%

Executive officers and directors as a group — 2 persons	4,632,341		21.53%
_______________________________________

(1)
As reported on SC 13G/A filed with the SEC on January 25, 2016.  Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd.  Mr. Kessler disclaims beneficial ownership of these securities.

(2)
As reported on SC 13D/A filed with the SEC on January 26, 2016.  Anshuman Dube, manager of Theorem Group, LLC, has voting and investment control over the securities.  Mr. Dube disclaims beneficial ownership of these securities.

(3)	As reported on SC 13G filed with the SEC on January 26, 2016 Konrad Ackermann, director of Alpha Capital Anstalt, has voting and investment control over the securities.

(4)	As reported on SC 13G filed with the SEC on February 9, 2016 James W. Heavener has voting and investment control over the securities.

(5)	As reported on SC 13G filed with the SEC on February 17, 2016 Adam Kasower has voting and investment control over the securities.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	374,801	$4.78	133,445
Equity compensation plans not approved by security holders	-	-	–––
Total	374,801	$4.78	133,445

(1)
As of December 31, 2015, we had options issued and outstanding to purchase 967 shares of common stock under our 2003 Stock Incentive Plan, -0- shares of our common stock under the 2010 Plan and 373,833 shares of common stock under our 2014 Stock Incentive Plan.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2014 and 2015.  The Audit Committee appointed Seligson & Giannattasio, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2015.  The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2014 and 2015 fiscal years.

	2015	2014
Audit Fees (1)	$50,500	$50,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$50,500	$50,500
_____________

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2015 and 2014 fiscal years.

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

Dated: March 30, 2015	OXIS International, Inc.

	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	March 30, 2016
/s/ Steven Weldon Steven Weldon	Chief Financial Officer (Principal Financial Officer), President and Director	March 30, 2016

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Contents

Page
Report of Independent Registered Public Accounting Firm
Seligson & Giannattasio, LLP	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2015 and 2014	F-2
Statements of Operations For Years Ended December 31, 2015 and 2014	F-3
Statement of Stockholders’ Equity (Deficit) For Years Ended December 31, 2015 and 2014	F-4
Statements of Cash Flows For Years Ended December 31, 2015 and 2014	F-5
Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Oxis International, Inc.

We have audited the accompanying consolidated balance sheets of Oxis International, Inc. (the "Company") and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations,  stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2015. Oxis International, Inc. and subsidiaries’ management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxis International, Inc. and subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
March 30, 2016

OXIS International, Inc. and Subsidiaries
December 31, 2015 and 2014
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$47,000	$855,000
Prepaid expenses	2,000	27,000
Total Current Assets	49,000	882,000
Fixed assets, net	5,000	6,000
Total Other Assets	5,000	6,000
TOTAL ASSETS	$54,000	$888,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$893,000	$412,000
Accrued interest	2,391,000	2,025,000
Accrued expenses	4,326,000	3,085,000
Line of credit	31,000	28,000
Warrant liability	44,531,000	21,581,000
Settlement note payable	691,000	691,000
Demand notes payable, net of discount of $-0- and $-0-	452,000	252,000
Convertible debentures, net of discount of $900,000 and $-0-, current portion	6,820,000	1,207,000
Convertible debentures	1,039,000	547,000
Total Current Liabilities	61,174,000	29,828,000

Long term liabilities:
Convertible debentures, net of discount of $2,536,000 and $2,302,000	714,000	634,000
Total long term liabilities	714,000	634,000
Total liabilities	61,888,000	30,462,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	2,000	2,000
Common stock - $0.001 par value; 2,400,000 shares authorized; and 2,400,000 and 2,366,588 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	2,000	2,000
Additional paid-in capital	84,012,000	83,546,000
Accumulated deficit	(145,682,000)	(112,956,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(61,834,000)	(29,574,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,000	$888,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
December 31, 2015 and 2014
Statements of Operations

	December 31,
	2015	2014
Revenue:
Product revenues	$-	$28,000
License revenues	27,000	33,000
TOTAL REVENUE	27,000	61,000
Cost of Product Revenue	-	57,000
Gross profit	27,000	4,000
Operating Expenses:
Research and development	1,000,000	-
Selling, general and administrative	7,954,000	2,400,000
Total operating expenses	8,954,000	2,400,000
Loss from Operations	(8,927,000)	(2,396,000)
Other income (expense)
Change in value of warrant and derivative liabilities	(6,760,000)	(15,963,000)
Interest expense/income	(17,039,000)	(5,146,000)
Total Other Income (Expense)	(23,799,000)	(21,109,000)
Loss before minority interest and provision for income taxes	(32,726,000)	(23,505,000)
Less: Net loss attributable to the noncontrolling interests	0	16,000
Loss before provision for income taxes	(32,726,000)	(23,489,000)
Provision for income taxes	-	-
Net loss	(32,726,000)	(23,489,000)
Loss Per Share – basic and diluted	$(13.67)	$(10.09)

Weighted Average Shares Outstanding – basic and diluted	2,394,540	2,327,873

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at December 31, 2013	1,787,897	$3,000	2,291,936	$2,000	$83,281,000	$(89,467,000)
Issuance of stock options					162,000
Issuance of common stock for accrued expenses			74,652	-	103,000
Net loss						(23,489,000)
Balance at December 31, 2014	1,787,897	$3,000	2,366,588	$2,000	$83,546,000	$(112,956,000)
Issuance of stock options					220,000
Issuance of common stock for accrued expenses			33,412		246,000
Net loss						(32,726,000)
Balance at December 31, 2015	1,787,897	$3,000	2,400,000	$2,000	$84,012,000	$(145,682,000)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,726,000)	$(23,489,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	-
Amortization of intangible assets	-	22,000
Stock compensation expense for options and warrants issued to employees and non-employees	3,761,000	2,630,000
Note Allonges	3,667,000	-
Amortization of debt discounts	2,494,000	2,759,000
Non-cash interest expense	9,840,000	2,764,000
Change in value of warrant and derivative liabilities	7,400,000	13,962,000
Note settlement	-	(176,000)
Changes in operating assets and liabilities:
Inventory	-	42,000
Other assets	25,000	13,000
Accounts payable and accrued liabilities	880,000	(276,000)
Net cash used in operating activities	(4,657,000)	(1,749,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,000)	(6,000)
Net cash used by investing activities	(1,000)	(6,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,850,000	2,589,000
Repayment of note payable	-	(6,000)
Net cash provided by financing activities	3,850,000	2,583,000
Minority interest	-	(16,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(808,000)	812,000
CASH AND CASH EQUIVALENTS - Beginning of period	855,000	43,000
CASH AND CASH EQUIVALENTS - End of period	$47,000	$855,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

1.           The Company and Summary of Significant Accounting Policies

OXIS International, Inc. (collectively, “OXIS” or the “Company”) is engaged in discovering, developing and commercializing novel therapeutics from our proprietary product platform in a broad range of disease areas. Currently, OXIS develops innovative drugs focused on the treatment of cancer.  OXIS' lead drug candidate, OXS-2175, is a small molecule therapeutic candidate targeting the treatment of triple-negative breast cancer.  In in vitro and in vivo models of TNBC, OXS-2175 demonstrated the ability to inhibit metastasis.  OXIS' lead drug candidate, OXS-4235, also a small molecule therapeutic candidate, targets the treatment of multiple myeloma and associated osteolytic lesions.  In in vitro and in vivo models of multiple myeloma, OXS-4235 demonstrated the ability to kill multiple myeloma cells, and decrease osteolytic lesions in bone. OXIS' lead drug candidate, OXS-1550, is a bispecific scFv recombinant fusion protein-drug conjugate composed of the variable regions of the heavy and light chains of anti-CD19 and anti-CD22 antibodies and a modified form of diphtheria toxin as its cytotoxic drug payload. OXS-1550 has demonstrated success in early human clinical trials in patients with relapsed/refractory B-cell lymphoma or leukemia.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $145,682,000 through December 31, 2015.  On a consolidated basis, the Company had cash and cash equivalents of $47,000 at December 31, 2015. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. There were no advertising expenses for the years ended December 31, 2015 and 2014, respectively.

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company does not have balances in excess of this limit at December 31, 2015.

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

The Company granted stock options to purchase 52,000 and 321,833 shares of the Company’s common stock to employees and directors during the year ended December 31, 2015 and 2014, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2015: expected volatility of 90%; average risk-free interest rate of 1.50% initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years.  The Company reported an expense for share-based compensation for its employees and directors of $221,000 and $162,000 for the year ended December 31, 2015 and 2014, respectively.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 12,525,721 in 2015 and 3,092,737 in 2014.

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
December 31, 2015

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2015.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	44,531,000	—
Accrued expense		4,326,000

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $1,000,000 and $-0- for the years ended December 31, 2015 and 2014, respectively.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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

2.           Patents

	December 30, 2015	December 31, 2014
Capitalized patent costs	$642,000	$642,000
Accumulated amortization	(642,000)	(642,000)
	$-	$-

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

Pursuant to the terms of the 2006 Purchase Agreement, the Company issued the 2006 Debentures in an aggregate principal amount of $1,694,250 to the 2006 Purchasers. The 2006 Debentures are subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The 2006 Debentures were due on October 25, 2008. The 2006 Debentures are convertible, at the option of the 2006 Purchasers, at any time prior to payment in full, into shares of common stock of the Company. As a result of the full ratchet anti-dilution provision the current conversion price is $2.50 per share (the “2006 Conversion Price”). Beginning on the first of the month beginning February 1, 2007, the Company was required to amortize the 2006 Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts could have been paid in cash or in shares, subject to certain restrictions. If the Company chose to make any Monthly Redemption Amount payment in shares of common stock, the price per share would have been the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10-trading days prior to the due date of the Monthly Redemption Amount. The Company did not make any of the required monthly redemption payments.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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

Of the 2006 Warrants issued by the Company to the 2006 Purchasers, only the Series A Warrants remain outstanding. The Series A Warrants, which now expire in July 2019, permit the holders to purchase 9,681 shares of common stock at an original exercise price of $87.50 per share. Such exercise price is adjustable pursuant to a full ratchet anti-dilution provision and upon the occurrence of a stock split or a related event.

During 2009, Bristol converted $177,900 of the principal amount of 2006 Debentures for 71,160 shares of the Company’s common stock. During 2010, Bristol converted an additional $401,000 of the principal amount of 2006 Debentures for 160,400 shares of the Company’s common stock. During 2011, an additional $605,000 of the principal amount of 2006 Debentures was converted into 242,000 shares of the Company’s common stock. During 2012, an additional $369,625 of the principal amount of 2006 Debentures was converted into 350,619 shares of the Company’s common stock.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

The 2006 Debentures do not meet the definition of a “conventional convertible debt instrument” since they are not convertible into a fixed number of shares. The Monthly Redemption Amounts can be paid with common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the 2006 Debentures are considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. This beneficial conversion liability has been calculated to be $690,000 on October 25, 2006. In addition, since the 2006 Debentures are convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the 2006 Warrants issues in this transaction into common stock. Therefore, the 2006 Warrants have a fair value of $2,334,000 at October 25, 2006. The value of the 2006 Warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 158% and expected term of 1 to 6 years. The fair value of the beneficial conversion feature and the 2006 Warrant liability will be adjusted to fair value on each balance sheet date with the change being shown as a component of net loss. The fair value of the beneficial conversion feature and the 2006 Warrants at the inception of the 2006 Debentures were $690,000 and $2,334,000, respectively. The first $1,350,000 of these discounts was amortized over the term of the 2006 Debenture and the excess of $1,674,000 was shown as financing costs in statement of operations.

The Company and Bristol entered into a Forbearance Agreement on December 3, 2015, pursuant to which Bristol agreed to refrain and forbear from exercising certain rights and remedies with respect the 2006 Debentures for three months.  In exchange for the Forbearance Agreement, the Company issued an allonge in the amount of $250,000 increasing the principal amount if the 2006 Debentures.

On October 1, 2009, the Company entered into a financing arrangement with several accredited investors (the “2009 Investors”), pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $2,000,000 (the “2009 Financing”). In connection with the 2009 Financing, the Company issued the following securities to the 2009 Investors:

•
0% Convertible Debentures in the principal amount of $2,000,000 due 24 months from the date of issuance (the “ 2009 Debentures”), convertible into shares of the Company’s common stock at a per share conversion price equal to $12.50 per share;

•
Series A warrant to purchase such number of shares of the Company’s common stock equal to 50% of the principal amount invested by each 2009 Investor (the “2009 Class A Warrants” ) resulting in the issuance of Class A Warrants to purchase 80,000 shares of common stock of the Company.

•
Series B warrant to purchase such number of shares of the Company’s common stock equal to 50% of the principal amount invested by each 2009 Investor (the “2009 Class B Warrants”) resulting in the issuance of Class B Warrants to purchase 80,000 shares of common stock of the Company.

The Class A Warrants and Class B Warrants (collectively, the “ 2009 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $15.625 and $18.75 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis. The 2009 Debentures and the 2009 Warrants are collectively referred to herein as the “2009 Securities”.

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
December 31, 2015

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

During 2010, 2009 Investors converted $1,335,000 of the principal amount of 2009 Debentures for 106,800 shares of the Company’s common stock. During 2011, 2009 Investors converted $610,000 of the principal amount of 2009 Debentures for 48,800 shares of the Company’s common stock. Accordingly, at December 31, 2015, $55,000 in aggregate principal amount of 2009 Debentures remained outstanding.

The Company entered into a Forbearance Agreement on December 3, 2015, pursuant to which the remaining 2009 Debenture holder agreed to refrain and forbear from exercising certain rights and remedies with respect the 2009 Debentures for three months.  In exchange for the Forbearance Agreement, the Company issued an allonge in the amount of $250,000 increasing the principal amount of the 2009 Debentures.

On June 1, 2011, the Company entered into a financing arrangement with several accredited investors (the “June 2011 Investors”), pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $500,000 (the “June 2011 Financing”). In connection with the June 2011 Financing, the Company issued the following securities to the June 2011 Investors:

•	12% Convertible Debentures in the principal amount of $500,000 due April 15, 2012, convertible into shares of the Company’s common stock at a per share conversion price equal to $25.00 per share; and
•
Warrants to purchase 20,000 of shares of the Company’s common stock. The warrants are exercisable, on a cash or cashless basis, for up to two years from the date of issue at a per share exercise price equal to $37.50. During 2015, the exercise price was adjusted to $1.25 and the exercise date was extended to June 2019.

In November, 2011, the Company entered into a financing arrangement with several accredited investors (the “November 2011 Investors”), pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $275,000 (the “November 2011 Financing”). In connection with the November 2011 Financing, the Company issued the following securities to the November 2011 Investors:

•	8% Convertible Debentures in the principal amount of $275,000 due in two years, convertible into shares of the Company’s common stock at a per share conversion price equal to $12.50 per share; and
•
Warrants to purchase 22,000 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $15.625 and $18.75 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

In March, 2012, the Company entered into a financing arrangement with several accredited investors pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $617,500 (the “March 2012 Financing”). In connection with the March 2012 Financing, the Company issued the following securities to the investors:

•	8% Convertible Debentures in the principal amount of $617,500 due in two years, convertible into shares of the Company’s common stock at a per share conversion price equal to $12.50 per share; and
•
Warrants to purchase 49,400 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “ March 2012 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal $15.625 and $18.75 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

In April 2012, the Company agreed to an adjustment as negotiated to enable inducement of further financing of the Company.  Pursuant to the anti-dilution provisions in the convertible instruments, the conversion price of certain convertible instruments is now $2.50 (with the exception of the conversion price of the October 2006 Debenture which is already priced at the lesser of $2.50 and 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion).

In May, 2012, the Company entered into a financing arrangement with several accredited investors pursuant to which it sold various securities in consideration of a maximum aggregate purchase price of $275,000 (the “May 2012 Financing”). In connection with the May 2012 Financing, the Company issued the following securities to the investors:

•	8% Convertible Debentures in the principal amount of $275,000 due May 2014, convertible into shares of the Company’s common stock at a per share conversion price equal to $12.50 per share; and
•
Warrants to purchase 22,000 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “ May  2012 Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $15.625 and $18.75 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

On August 8, 2012, a Settlement Agreement and Mutual General Release ("Agreement") was made by and between OXIS and Bristol Investment Fund, Ltd., in order to settle certain claims regarding certain convertible debentures held by Bristol.

Pursuant to the Agreement, OXIS shall pay Bristol (half of which payment would redound to Theorem Capital LLC (“Theorem”)) a total of $1,119,778 as payment in full for the losses suffered and all costs incurred by Bristol in connection with the Transaction. Payment of such $1,119,778 shall be made as follows: OXIS shall issue restricted common stock to each of Bristol and Merit, in an amount such that each Bristol and Theorem shall hold no more than 9.99% of the outstanding shares of OXIS (including any shares that each may hold as of the date of issuance). The shares so issued represent $417,475.65 of the $1,119,778 payment (111,327 shares at $3.75 per share, of which 36,675 will be retained by Bristol and 74,652 will be issued to Theorem). The remaining balance of the payment shall be made in the form of two convertible promissory notes in the respective amounts of $422,357.75 for Bristol and $279,944.60 for Theorem (collectively, the “Notes”) with a maturity of December 1, 2017 having an 8% annual interest rate, with interest only accruing until January 1, 2013, and then level payments of $3,750 each beginning January 1, 2013 until paid in full on December 1, 2017. In the event a default in the monthly payments on the Notes has occurred and is continuing each holder of the Notes shall be permitted to convert the unpaid principal and interest of the Notes into shares of OXIS at $2.50 cents per share.  In the absence of such continuing default no conversion of the Notes will be permitted. OXIS will have the right to repay the Notes in full at any time without penalty.

Effective April, 2013 the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures with an initial principal balance of $75,000.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

In October and November, 2013, the Company entered into a securities purchase agreement with four accredited investors to sell 10% convertible debentures with an initial principal balance of $172,000 and warrants to acquire up to 98,286 shares of the Company’s common stock at an exercise price of $2.50 per share.

In December, 2013, the Company entered into a convertible demand promissory note with an initial principal balance of $189,662 convertible at $1.75 per share and warrants to acquire up to 108,378 shares of the Company’s common stock at an exercise price of $2.50 per share.

In January, 2014, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures with an initial principal balance of $50,000 and warrants to acquire up to 28,571 shares of the Company’s common stock at an exercise price of $2.50 per share.

In April, 2014, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures with an initial principal balance of $49,000 and warrants to acquire up to 22,286 shares of the Company’s common stock at an exercise price of $2.50 per share.

In July 2014, the Company agreed to an adjustment as negotiated to enable inducement of further financing of the Company.  Pursuant to the anti-dilution provisions in the convertible instruments, the conversion price of certain convertible instruments is now $1.75 (with the exception of the conversion price of the October 2006 Debenture which is already priced at the lesser of $1.75 and 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion).

On July 24, 2014, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures, with an exercise price of $1.75, with an initial principal balance of $1,250,000 and warrants to acquire up to 714,286 shares of the Company’s common stock at an exercise price of $2.50 per share.

Also on July 24, 2014, the Company sold to Kenneth Eaton, the Company’s Chief Executive Officer, a $175,000 debenture, with an exercise price of $1.75, as payment in full for all accrued and unpaid salary and fees owed to Mr. Eaton.

On October 15, 2014, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures, with an exercise price of $2.50, with an initial principal balance of $1,250,000 and warrants to acquire up to 400,000 shares of the Company’s common stock at an exercise price of $5.00 per share.

On February 23, 2015, the Company entered into a securities purchase agreement with ten accredited investors to sell 10% convertible debentures, with an exercise price of $6.25, with an initial principal balance of $2,350,000 and warrants to acquire up to 376,000 shares of the Company’s common stock at an exercise price of $7.50 per share.

Effective July 2015, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures, with an exercise price of $5.00, with an initial principal balance of $550,000 and warrants to acquire up to 111,765 shares of the Company’s common stock at an exercise price of $6.25 per share.

Effective October 2015, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures, with an exercise price of $2.50, with an initial principal balance of $500,000 and warrants to acquire up to 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

Effective November 2015, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures, with an exercise price of $2.50, with an initial principal balance of $100,000 and warrants to acquire up to 80,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

Effective December 2015, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures, with and an exercise price of $1.25, with an initial principal balance of $350,000 and warrants to acquire up to 280,000 shares of the Company’s common stock at an exercise price of $1.25 per share.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

In December 2015, the Company agreed to an adjustment as negotiated to enable inducement of further financing of the Company.  Pursuant to the anti-dilution provisions in all the convertible instruments, the conversion price of certain convertible instruments is now $1.25 (with the exception of the conversion price of the October 2006 Debenture which is already priced at the lesser of $1.25 and 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion).

Allonges

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

On November 5, 2015, the Company entered into a Second Settlement Agreement with three noteholders. On August 18, 2015 the Company entered into a Settlement Agreement that required the Company to increase its authorized shares to not less 8,000,000 shares and reserve 150% of the number of shares of its Common Stock no later than the earlier of (1) two days after Oxis obtaining all corporate and regulatory approvals necessary to increase it authorized shares; or (2) September 30, 2015 which did not occur.  As compensation for the default, the Company issued additional allonges to the noteholders for a total of $837,500, increasing the principal amount of the convertible notes.

On Dec 5, 2015, the Company entered into a Second Settlement Agreement with three noteholders. On October 7, 2015 the Company entered into a Settlement Agreement that required the Company to increase its authorized shares to not less than 8,000,000 shares and reserve 150% of the number of shares of its Common Stock no later than the earlier of (1) two days after Oxis obtaining all corporate and regulatory approvals necessary to increase it authorized shares; or (2) September 30, 2015 which did not occur.  As compensation for the default, the Company issued additional allonges to the noteholders for a total of $537,500, increasing the principal amount of the convertible notes.

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Simultaneously with the issuance of the 2009 Theorem Note, the Company issued Theorem a seven-year warrant (the “2009 Theorem Warrant”) to purchase 12,550 shares of common stock of the Company at a price equal to the lower of (i) $2.50 and (ii) 60% of the average of the three (3) lowest trading prices occurring at any time during the 20 trading days preceding the issue date of the Theorem Note (the “Exercise Price”). The 2009 Theorem Warrant may be exercised on a cashless basis if the shares of common stock underlying the 2009 Theorem Warrant are not then registered pursuant to an effective registration statement. In the event the 2009 Theorem Warrant is exercised on a cashless basis, we will not receive any proceeds.

On December 1, 2009, Theorem sold the 2009 Theorem Note to Net Capital Partners, Inc. (“Net Capital”). In December 2009, Net Capital converted $24,000 of the principal for 9,600 shares of the Company’s common stock. In January 2010, Net Capital converted the remaining $7,375 of principal amount for an additional 2,950 shares of the Company’s common stock.

On February 7, 2011 the Company entered into a convertible demand promissory note with Bristol pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “February 2011 Bristol Note”). The February 2011 Bristol Note is convertible into shares of common stock of the Company at a price equal to $12.50 per share.

Simultaneously with the issuance of the February 2011 Bristol Note, the Company issued Bristol a Series A Warrant (the “February 2011 Bristol Series A Warrants”) to purchase 1,255 shares of the Company’s common stock at a per share exercise price of $15.625, and a Series B Warrant (the “February 2011 Bristol Series B Warrants” and, together with the February 2011 Bristol Series A Warrants, the “February 2011 Bristol Warrants”) to purchase 1,255 shares of the Company’s common stock at a per share exercise price of $18.75. The February 2011 Warrants are exercisable for up to seven years from the date of issue. The February 2011 Warrants may be exercised on a cashless basis if the shares of common stock underlying the February 2011 Warrants are not then registered pursuant to an effective registration statement. In the event the February 2011 Bristol Warrants are exercised on a cashless basis, the Company will not receive any proceeds.

On February 7, 2011 the Company entered into a convertible demand promissory note with Net Capital pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “February 2011 Net Capital Note”). The February 2011 Net Capital Note is convertible into shares of common stock of the Company at a price equal to $12.50 per share. As of September, 2012, the February 2011 Net Capital Note had been converted into shares of the Company’s common stock.

Simultaneously with the issuance of the February 2011 Net Capital Note, the Company issued Net Capital a Series A Warrant (the “February 2011 Net Capital Series A Warrants”) to purchase 1,255 shares of the Company’s common stock at a per share exercise price of $15.625, and a Series B Warrant (the “February 2011 Net Capital Series B Warrants” and, together with the February 2011 Net Capital Series A Warrants, the “February 2011 Net Capital Warrants”) to purchase 1,255 shares of the Company’s common stock at a per share exercise price of $18.75. The February 2011 Net Capital Warrants are exercisable for up to seven years from the date of issue. The February 2011 Net Capital Warrants may be exercised on a cashless basis if the shares of common stock underlying the February 2011 Net Capital Warrants are not then registered pursuant to an effective registration statement. In the event the February 2011 Net Capital Warrants are exercised on a cashless basis, the Company will not receive any proceeds.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

On March 4, 2011 the Company entered into a convertible demand promissory note with Bristol pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “March 2011 Bristol Note”). The March 2011 Bristol Note is convertible at the option of the holder at any time into shares of common stock, at a price equal to $12.50.

Simultaneously with the issuance of the March 2011 Bristol Note, the Company issued Bristol a Series A Warrant (the “March 2011 Bristol Series A Warrants”) to purchase 1,255 shares of the Company’s common stock at a per share exercise price of $15.625, and a Series B Warrant (the “March 2011 Bristol Series B Warrants” and, together with the March 2011 Bristol Series A Warrants, (the “March 2011 Bristol Warrants”) to purchase 1,255 shares of the Company’s common stock at a per share exercise price of $18.75. The March 2011 Warrants are exercisable for up to seven years from the date of issue. The March 2011 Warrants may be exercised on a cashless basis if the shares of common stock underlying the March 2011 Warrants are not then registered pursuant to an effective registration statement. In the event the March 2011 Warrants are exercised on a cashless basis, the Company will not receive any proceeds.

On April 4, 2011 the Company entered into a convertible demand promissory note with Net Capital pursuant to which Net Capital purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “April 2011 Net Capital Note”). The April 2011 Net Capital Note is convertible into shares of common stock of the Company, at a price equal to $12.50 per share.  As of September, 2012, the April 2011 Net Capital Note had been converted into shares of the Company’s common stock.

Simultaneously with the issuance of the Net Capital Note, the Company issued Net Capital a Series A Warrant (the “April 2011 Net Capital Series A Warrants”) to purchase 1,255 shares of common stock of the Company at a per share exercise price of $15.625, and a Series B Warrant (the “April 2011 Net Capital Series B Warrants” and, together with the April 2011 Net Capital Series A Warrants, the “April 2011 Net Capital Warrants”) to purchase 1,255 shares of common stock of the Company at a per share exercise price of $18.75. The April 2011 Net Capital Warrants are exercisable for up to seven years from the date of issue. The April 2011 Net Capital Warrants may be exercised on a cashless basis if the shares of common stock underlying the April 2011 Net Capital Warrants are not then registered pursuant to an effective registration statement. In the event the April 2011 Net Capital Warrants are exercised on a cashless basis, we will not receive any proceeds.

On October 26, 2011 the Company entered into a convertible demand promissory note with Theorem pursuant to which Theorem purchased an aggregate principal amount of $200,000 of convertible demand promissory notes for an aggregate purchase price of $157,217 (the “October 2011 Theorem Note”). The October 2011 Theorem Note is convertible into shares of common stock of the Company, at a price equal to $12.50 per share.

Simultaneously with the issuance of the October 2011 Theorem Note, the Company issued Theorem a Series A Warrant (the “October 2011 Series A Warrant”) to purchase 40,000 shares of common stock of the Company at a per share exercise price of $15.625, and a Series B Warrant (the “October 2011 Series B Warrants” and, together with the October 2011 Series A Warrants, the “October 2011 Warrants”) to purchase 40,000 shares of common stock of the Company at a per share exercise price of $18.75. The October 2011 Warrants are exercisable for up to seven years from the date of issue. The October 2011 Warrants may be exercised on a cashless basis if the shares of common stock underlying the October 2011 Warrants are not then registered pursuant to an effective registration statement. In the event the October 2011 Warrants are exercised on a cashless basis, we will not receive any proceeds.

All of the foregoing securities were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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

Under the Loan Agreement, the Company is required to issue 266.67 shares of its common stock for each $1,000 of Loans made. Accordingly, on December 7, 2012, the Company issued 84,000 shares of its common stock. Assuming the entire amounts of Loans permitted under the Loan Agreement are borrowed, the Company will issue 93,334 shares in connection with the Loan Agreement.

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

In partial consideration of the commitment made by Gemini Pharmaceuticals under the Line of Credit, the Company has issued to Gemini, non-callable 5-year warrants to purchase 1,200 additional shares of Common Stock at a share price of $30.00. The warrants contain a cashless exercise provision. The warrants vest as follows: 50% immediately, 25% when the credit line is increased to $500,000, and the remaining 25% when the credit line is increased to $750,000.  These warrants expired in October 2015. There is $31,000 due on this credit line at December 31, 2015.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

As additional consideration for engage:BDR entering into the Joint Venture and for contributing its services in designing, developing and implementing the advertising platform, at the time that the Joint Venture operating agreement is signed, OXIS will grant engage:BDR a two-year option to purchase OXIS securities.  The option shall entitle engage:BDR to purchase the type of securities sold by us in a future $6,000,000 or more financing, on the same terms and conditions, and at the same price, as such securities are sold to third party investors in such financing.  The number of such securities that engage:BDR may purchase upon the exercise of the option (determined by assuming all convertible securities are converted and all exercisable securities are exercised) shall be equal to 4.99% of the Company’s common stock issued and outstanding on the date the Joint Venture agreement is signed.  If the Company has not raised $6,000,000 by December 31, 2012, commencing on that date, engage:BDR will have a two-year right to purchase OXIS’ common stock at a price equal to $7.50.  OXIS has also agreed to issue to engage:BDR a warrant to purchase up to 20,000 shares of its common stock if the Joint Venture, through engage:BDR efforts, attains certain revenue and profits targets.  The warrant will have an exercise price of $7.50 per share. This joint venture ceased operations in 2014.

4.           Stockholders' Equity

Common Stock

On May 8, 2015, the Company obtained stockholder consent for the approval of an amendment to our certificate of incorporation to effect a reverse stock split of the Company’s common stock at a ratio to be determined by the Board prior to the effective time of the amendment (the “Effective Time”) of not less than one-for-fifty and not more than one-for-two hundred fifty and the approval of an amendment to our certificate of incorporation to set the number of authorized shares of common stock the Company shall authority to issue following the reverse stock split in an amount to be determined by the Board prior to the Effective Time.

The Company filed the amended certificate of incorporation with the State of Delaware on December 16, 2015.  The Company effected a reverse stock split of the Company’s common stock at a ratio of one-for-two hundred fifty and set the number of authorized shares of common stock the Company shall have authority to issue following the reverse stock split in an amount of 150,000,000.  The effect of the reverse stock split has been reflected retroactively for all disclosures.

Stock Issuances

In January 2015, the Company agreed to issue 39,657 shares of common stock as a price protection to a note holder that originally converted notes at a price of $2.50 and continues to hold these shares. These additional shares would have been issued if the conversion shares price was $1.75. As of December 31, 2015, 33,142 shares of common stock have been issued and $247,000 of interest expense was recorded for this issuance.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 111 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through December 31, 2015.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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

The Series G Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price equal to the lesser of $2.50 or 60% of the average of the three lowest trading prices occurring
at any time during the 20 trading days preceding the conversion.   The Series G Stock, as amended, shall have voting rights on an as converted basis multiplied by 100.

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
December 31, 2015

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

Shares of Series I Preferred Stock may, at the option of the holder thereof, be converted at any time or from time to time into fully paid and non-assessable shares of Common Stock.  The number of shares of Common Stock which a holder of shares of Series I Preferred Stock shall be entitled to receive upon conversion of such shares shall be the product obtained by multiplying the Conversion Rate by the number of shares of Series I Preferred Stock being converted.  Initially, the Series I Preferred Stock is convertible into 6,667 shares of common stock.

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

Common Stock Warrants

Warrant transactions for the years ended December 31, 2015 and 2014 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2013:	2,364,183	$5.00
Granted	1,325,155	3.25
Forfeited	(1,037,240)	2.50
Exercised	-
Outstanding at December 31, 2014:	2,652,098	$2.50
Granted	9,874,823	1.25
Forfeited	(1,200)	30.00
Exercised	-
Outstanding at December 31, 2015	12,525,721	$1.25

Exercisable warrants:
December 31, 2014	2,652,098	$2.50
December 31, 2015	12,525,721	$1.25

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Consulting Agreements

On December 29, 2014, the Company issued 120,000 warrants to a consultant for services rendered.  The warrants were valued at $601,000 and were recorded as an expense in the Statement of Operations for the year ended December 31, 2014.

On October 1, 2015, the Company issued 120,000 warrants to a consultant for services rendered.  The warrants were valued at $448,000 and were recorded as an expense in the Statement of Operations for the year ended December 31, 2015.

Stock Options

The Company reserved 400,000 shares of its common stock at December 31, 2014 for issuance under the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan, approval by stockholders in May 2015, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2015, 133,445 shares of common stock were available for grant and options to purchase 266,555 shares of common stock are outstanding under the 2014 Plan.

The Company has no shares of its common stock at December 31, 2015 to issue under the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan, approved by stockholders at the 2011 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2015, options to purchase 600 shares of common stock are outstanding under the 2010 Plan.

The Company has no shares of its common stock reserved at December 31, 2014 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2015, options to purchase 967 shares of common stock are outstanding under the 2003 Plan.

In addition, the Company has reserved 2,000 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2015, options to purchase 2,000 shares of common stock are outstanding outside of its stock incentive plans.

The following table summarizes stock option transactions for the years ended December 31, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	117,110	$15.00
Granted	321,833	5.00
Exercised	-
Expired	(112,903)	22.50
Outstanding, December 31, 2014	326,040	$15.00
Granted	52,000	3.29
Exercised	-
Expired	(3,240)	61.00
Outstanding, December 31, 2015	374,800	$4.88

Exercisable Options:
December 31, 2014	111,485	$15.00
December 31, 2015	270,762	$4.88

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

The weighted-average fair value of options granted was $1,829,000 and $1,609,000 in 2015 and 2014, respectively.

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2015:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$2.50 to $7.50	373,833	3.34	$4.76	266,555	$3.66
$7.51 to $50.00	908	.85	50.00	908	50.00
$50.01 to $67.50	59	.71	65.54	59	62.54
	374,800			267,522

5.           Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	December 31,
	2015	2014
Deferred tax assets:
Federal net operating loss carryforward	$15,400,000	$14,481,000
Other	1,028,000	871,000
Patent amortization	(13,000)	(15,000)
Deferred tax assets before valuation	16,415,000	15,337,000
Valuation allowance	(16,415,000)	(15,337,000))
Net deferred income tax assets	$—	$—

Generally accepted accounting principles requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. The valuation allowance increased by $1,078,000 during the year ended December 31, 2015.

Tax Carryforward

At December 31, 2015, the Company had net operating loss carryforwards of approximately $35,800,000 to reduce United States federal taxable income in future years. These carryforwards expire through 2035.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

The Company is no longer subject to U.S. and state tax examinations for years ending before the fiscal year ended December 31, 2011. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2015 and 2014.

6.           Subsequent Events

In January 2016, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures, with and an exercise price of $1.25, with an initial principal balance of $100,000 and warrants to acquire up to 80,000 shares of the Company’s common stock at an exercise price of $1.25 per share.

Restructuring Agreements

Effective January 8, 2016, Company entered into agreements to effect the restructuring (the “Restructuring”) of certain unregistered debt and equity securities of the Company that will result in an issuance of up to 28,389,193 shares of common stock of the Company (the “Common Stock”).  In connection with the Restructuring, the Company entered into a note conversion agreement (the “Conversion Agreement”), a warrant exercise agreement (the “Exercise Agreement”) and a preferred stock exchange agreement (the “Exchange Agreement” and, collectively with the Conversion Agreement and the Exercise Agreement, the “Restructuring Agreements”), pursuant to which the Company and certain of the Company’s creditors and investors have agreed that (i) certain outstanding debt of the Company (collectively, the “Debt”) will be converted into shares of Common Stock; (ii) certain outstanding warrants to purchase shares of capital stock of the Company (collectively, the “Warrants”) will be exercised on a cashless basis for shares of Common Stock;  and (iii) certain outstanding shares of Series H Convertible Preferred Stock of the Company (the “Series H Preferred Stock”) and Series I Convertible Preferred Stock of the Company (the “Series I Preferred Stock” and together with the Series H Preferred Stock, the “Preferred Stock”) will be exchanged for shares of Common Stock.  The Conversion Agreement, Exercise Agreement and Exchange Agreement and the transactions contemplated thereby are described in further detail below.

Under the Conversion Agreement, certain creditors of the Company holding an aggregate of approximately $15,056,000 (including accrued interest and penalties) of outstanding Debt have agreed to convert all such outstanding Debt into shares of Common Stock at a conversion price of $1.25 per share upon successful completion by the Company of a $6 million financing.

In addition, under the Exercise Agreement, certain investors together holding warrants to purchase 12,269,240 shares of capital stock of the Company exchanged such warrants and received one share of Common Stock in exchange for each share of capital stock of the Company underlying the warrants.

Finally, under the Exchange Agreement, certain investors together holding 25,000 shares of Series H Preferred Stock and 1,666,667 shares of Series I Preferred Stock have agreed to convert all such shares of Preferred Stock into an aggregate of 4,075,000 shares of Common Stock upon successful completion by the Company of a $6 million financing.

The Restructuring Agreements terminated the notes, the warrants, and any anti-dilution protection thereunder.  In addition, all creditor and investor parties to the Restructuring Agreements provided a waiver of any and all past defaults and breaches under the Notes, Warrants and Preferred Stock, in consideration of the shares issued pursuant to the Restructuring Agreements.

OXIS International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Common Stock

The Company has issued an aggregate of 12,397,040 shares of common stock to a total of 29 persons or entities in exchange of the cancellation of warrants on a cashless basis.  The shares issued were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued to persons or entities closely associated with the Company and there was no public offering of the shares.

The Company also issued an aggregate of 2,283,840 shares of common stock to a total of 15 persons as payment for consulting services provided to the Company.  The average valuation of these shares was $2.50 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

The Company also issued an aggregate of 4,612,341 shares of common stock to two executive officers of the Company in fulfilment of contractual rights held by the officers pursuant to their employment agreements.  These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.