Form 10-Q
period 2016-03-31
OXIS INTERNATIONAL INC
filed 2016-05-13
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

At May 13, 2016, the issuer had outstanding the indicated number of shares of common stock:  22,431,221.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2016

Table of Contents

OXIS International, Inc. and Subsidiaries
as of March 31,2016 and December 31, 2015
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$30,000	47,000
Prepaid expenses	2,000	2,000
Total Current Assets	32,000	49,000
Fixed assets, net	5,000	5,000
Total Other Assets	5,000	5,000
TOTAL ASSETS	$37,000	54,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,538,000	893,000
Accrued interest	2,755,000	2,391,000
Accrued expenses	589,000	4,326,000
Line of credit	31,000	31,000
Warrant liability	4,795,000	44,531,000
Settlement note payable	691,000	691,000
Demand notes payable	452,000	452,000
Convertible debentures, net of discount of $1,682,000 and $900,000, current portion	7,813,000	6,820,000
Convertible debentures	1,039,000	1,039,000
Total Current Liabilities	19,703,000	61,174,000

Long term liabilities:
Convertible debentures, net of discount of $1,097,000 and $2,536,000	553,000	714,000
Total long term liabilities	553,000	714,000
Total liabilities	20,256,000	61,888,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,000	2,000
Common stock - $0.001 par value; 150,000,000 shares authorized; and 21,693,221 and 2,400,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	22,000	2,000
Additional paid-in capital	99,659,000	84,012,000
Accumulated deficit	(119,734,000)	(145,682,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(20,219,000)	(61,834,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,000	54,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
March 31, 2016 and 2015
Statements of Operations

	March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenue:
License revenues	$-	$7,000
TOTAL REVENUE	0	7,000
Cost of License Revenue	-	-
Gross profit	0	7,000
Operating Expenses:
Research and development	225,000	250,000
Selling, general and administrative	3,676,000	1,568,000
Total operating expenses	3,901,000	1,818,000
Loss from Operations	(3,901,000)	(1,811,000)
Other income (expense)
Change in value of warrant and derivative liabilities	31,496,000	(11,266,000)
Interest expense/income	(1,646,000)	(7,439,000)
Total Other Income (Expense)	29,850,000	(18,705,000)
Income/(loss) before minority interest and provision for income taxes	25,949,000	(20,516,000)
Less: Net income/(loss) attributable to the noncontrolling interests	-	-
Income/(loss) before provision for income taxes	25,949,000	(20,516,000)
Provision for income taxes	-	-
Net income/(loss)	25,949,000	(20,516,000)
Income/(loss) per share
Basic	$1.49	$(8.61)
Diluted	$1.49	$(8.61)

Weighted Average Shares Outstanding – basic and diluted
Basic	17,415,189	2,381,779
Diluted	17,415,189	2,381,779

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015

	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$25,949,000	$(20,516,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,000
Stock compensation expense for options and warrants issued to employees and non-employees	3,124,000	163,000
Amortization of debt discounts	807,000	399,000
Non-cash interest expense	473,000	6,881,000
Change in value of warrant and derivative liabilities	(31,496,000)	11,266,000
Changes in operating assets and liabilities:
Other assets	-	25,000
Accounts payable and accrued liabilities	976,000	(6,000)
Net cash used in operating activities	(167,000)	(1,787,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	150,000	2,350,000
Repayment of note payable	-	-
Net cash provided by financing activities	150,000	2,350,000
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,000)	563,000
CASH AND CASH EQUIVALENTS - Beginning of period	47,000	855,000
CASH AND CASH EQUIVALENTS - End of period	$30,000	$1,418,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock for interest expense	$20,000	$116,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2015. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $119,734,000 through March 31, 2016.  On a consolidated basis, the Company had cash and cash equivalents of $30,000 at March 31, 2016. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)
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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company does not have balances in excess of this limit at March 31, 2016.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)
Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 1,142,281 and 3,410,034 as of March 31, 2016 and 2015, respectively.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2016.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	4,795,000	—

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $225,000 and $250,000 for the years ended March 31, 2016 and 2015, respectively.

Revenue Recognition

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
MARCH 31, 2016
(UNAUDITED)

2.           Debt

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)
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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

The Company entered into a Forbearance Agreement on December 3, 2015, pursuant to which the remaining 2009 Debenture holder agreed to refrain and forbear from exercising certain rights and remedies with respect the 2009 Debentures for three months.  In exchange for the Forbearance Agreement, the Company issued an allonge in the amount of $250,000 increasing the principal amount of the 2009 Debentures to $305,000 as of March 31,2016.

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
●
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
●
Warrants to purchase 22,000 of shares of the Company’s common stock. The Class A Warrants and Class B Warrants (collectively, the “Warrants”) are exercisable for up to five years from the date of issue at a per share exercise price equal to $15.625 and $18.75 for the Class A Warrants and the Class B Warrants, respectively, on a cash or cashless basis.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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
●
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
●
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)
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

In January 2016, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures, with and an exercise price of $1.25, with an initial principal balance of $150,000 and warrants to acquire up to 80,000 shares of the Company’s common stock at an exercise price of $1.25 per share.

Allonges

On August 18, 2015, the Company entered into a settlement agreement with three noteholders.  In accordance with the July 24, 2014 Security Purchase Agreements, The Company was required to establish and maintain a reserve of shares of its common stock from its duly authorized shares of Common Stock for issuance in an amount equal to 150% of a required minimum by December 21, 2014 which did not occur.  As compensation for the default, the Company issued allonges to the noteholders for a total of $837,500, increasing the principal amount of the convertible notes.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

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

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum.  There is $31,000 due on this credit line at March 31, 2016.

3.           Stockholders' Equity

Common Stock

In January 2015, the Company agreed to issue 39,657 shares of common stock as a price protection to a note holder that originally converted notes at a price of $2.50 and continues to hold these shares. These additional shares would have been issued if the conversion shares price was $1.75. As of December 31, 2015, 33,142 shares of common stock have been issued and $247,000 of interest expense was recorded for this issuance. During January 2016 the remaining 6,515 share were issued and $20,000 of interest expense was recorded.

During the quarter ending March 31, 2016, the Company issued an aggregate of 12,397,040 shares of common stock to a total of 29 persons or entities in exchange of the cancellation of warrants on a cashless basis.  The shares issued were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued to persons or entities closely associated with the Company and there was no public offering of the shares.

During the quarter ending March 31, 2016, the Company also issued an aggregate of 2,277,325 shares of common stock to a total of 15 persons as payment for consulting services provided to the Company.  The average valuation of these shares was $2.50 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

During the quarter ending March 31, 2016, the Company also issued an aggregate of 4,612,341 shares of common stock to two executive officers of the Company in fulfilment of contractual rights held by the officers pursuant to their employment agreements.  These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

Preferred Stock

On January 8, 2016 the Company entered into an Exchange Agreement with certain investors together holding 25,000 shares of Series H Preferred Stock and 1,666,667 shares of Series I Preferred Stock have agreed to convert all such shares of Preferred Stock into an aggregate of 4,075,000 shares of Common Stock upon successful completion by the Company of a $6 million financing.

4.           Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2015	374,800	$4.88
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2016	374,800	$4.88

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2015	12,525,721	$1.25
Granted	668,800	1.25
Forfeited	-	-
Exercised	(12,427,040)	1.25
Outstanding as of March 31, 2016	767,481	$1.25

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

6.           Subsequent Events

Common Stock

In May 2016, the Company has issued an aggregate of 148,000 shares of common stock to a total of 4 persons or entities in exchange of the cancellation of warrants on a cashless basis.  The shares issued were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued to persons or entities closely associated with the Company and there was no public offering of the shares.

The Company also issued an aggregate of 590,000 shares of common stock to a total of 6 persons as payment for consulting services provided to the Company.  The average valuation of these shares was $0.50 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2015.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

Recent Developments

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

Under the Conversion Agreement, certain creditors of the Company holding an aggregate of approximately $15,056,000 (including accrued interest and penalties) of outstanding Debt agreed to convert all such outstanding Debt into shares of Common Stock at a conversion price of $1.25 per share upon successful completion by the Company of a $6 million financing. However, since the financing did not occur by March 15, 2016, the Conversion Agreement was terminated.

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

The Restructuring Agreements terminated the warrants and any anti-dilution protection thereunder.  In addition, all creditor and investor parties to the Restructuring Agreements provided a waiver of any and all past defaults and breaches under the Warrants and Preferred Stock, in consideration of the shares issued pursuant to the Restructuring Agreements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

License revenue

During the three months ended March 31, 2016 and 2015, we received $-0- and $7,000 of license revenue.

Research and Development Expenses

During the three months ended March 31, 2016 and 2015, we incurred $225,000 and $250,000 of research and development expenses.

Selling, general and administrative expenses

During the three months ended March 31, 2016 and 2015, we incurred $3,676,000 and $1,568,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees and stock compensation.

Change in value of warrant and derivative liabilities

During the three months ended March 31, 2016, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $31,496,000, compared to a loss of $11,266,000 during the three months ended March 31, 2016. We recorded a gain as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $1,646,000 and $7,439,000 for the three months ended March 31, 2016 and 2015 respectively.  The decrease is primarily due to a decrease in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

 Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $30,000. This cash and cash equivalents is in part the result of the proceeds from borrowings in 2016.  On the same day we had total current assets of $32,000, and a working capital deficit of $19,671,000.   Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $4-5 million of capital.

In January 2016, the Company entered into convertible debentures totaling $150,000.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the three months ended March 31, 2016 and 2015, we issued warrants to purchase 120,000 and 376,000 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2016.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

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

As of March 31, 2016, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of March 31, 2016.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of March 31, 2016.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

In January 2015, the Company agreed to issue 39,657 shares of common stock as a price protection to a note holder that originally converted notes at a price of $2.50 and continues to hold these shares. These additional shares would have been issued if the conversion shares price was $1.75. As of December 31, 2015, 33,142 shares of common stock have been issued and $247,000 of interest expense was recorded for this issuance. During January 2016 the remaining 6,6515 share were issued and $20,000 of interest expense was recorded.

During the quarter ending March 31, 2016, the Company issued an aggregate of 12,397,040 shares of common stock to a total of 29 persons or entities in exchange of the cancellation of warrants on a cashless basis.  The shares issued were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued to persons or entities closely associated with the Company and there was no public offering of the shares.

During the quarter ending March 31, 2016, the Company also issued an aggregate of 2,283,840 shares of common stock to a total of 15 persons as payment for consulting services provided to the Company.  The average valuation of these shares was $2.50 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

During the quarter ending March 31, 2016, the Company also issued an aggregate of 4,612,341 shares of common stock to two executive officers of the Company in fulfilment of contractual rights held by the officers pursuant to their employment agreements.  These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.
Item 3.  Defaults Upon Senior Securities.

There have been no material changes from the disclosure provided in Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

OXIS International, Inc.

Dated: May 13, 2016	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	May 13, 2016
Anthony J. Cataldo

/s/ Steven Weldon	Chief Financial Officer (Principal Accounting Officer), President and Director	May 13, 2016
Steven Weldon