Form 10-Q
period 2016-06-30
OXIS INTERNATIONAL INC
filed 2016-08-10
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2016.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At August 7, 2016, the issuer had outstanding the indicated number of shares of common stock:  26,915,959.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
For the Six Ended June 30, 2016
Table of Contents

PART I FINANCIAL INFORMATION		Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (Unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited)	5
	Condensed Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
SIGNATURES		31

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$355,000	$47,000
Prepaid expenses	2,000	2,000
Total Current Assets	357,000	49,000
Fixed assets, net	5,000	5,000
Total Other Assets	5,000	5,000
TOTAL ASSETS	$362,000	$54,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	1,574,000	893,000
Accrued interest	2,853,000	2,391,000
Accrued expenses	674,000	4,326,000
Line of credit	31,000	31,000
Warrant liability	492,000	44,531,000
Settlement note payable	691,000	691,000
Demand notes payable	363,000	452,000
Convertible debentures, current portion, net of discount of $1,952,000 and $1,682,000	7,949,000	6,820,000
Convertible debentures	1,039,000	1,039,000
Total current liabilities	15,666,000	61,174,000
Long term liabilities:
Convertible debt, net of discount of $767,000 and $1,097,000	528,000	714,000
Total long term liabilities	528,000	714,000
Total liabilities	16,194,000	61,888,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,000	2,000
Common stock - $0.001 par value; 150,000,000 shares authorized; 25,8889,940 and 2,400,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	26,000	2,000
Additional paid-in capital	102,498,000	84,012,000
Accumulated deficit	(118,190,000)	(145,682,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(15,832,000)	(61,834,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$362,000	$54,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Product revenues	$-	$-	$-	$-
License revenue	-	20,000	-	27,000
Total revenue	-	20,000	-	27,000
Cost of product revenue	-	-	-	-
Gross profit	-	20,000	-	27,000
Operating expenses
Research and development	250,000	-	475,000	250,000
Selling, general and administrative expenses	1,871,000	1,451,000	5,547,000	3,019,000
Total operating expenses	2,121,000	1,451,000	6,022,000	3,269,000
Loss from operations	(2,121,000)	(1,431,000)	(6,022,000)	(3,242,000)
Other income (expense)
Change in value of warrant and derivative liabilities	5,263,000	29,140,000	36,759,000	17,874,000
Interest expense	(1,599,000)	(849,000)	(3,245,000)	(8,288,000)
Total other income (expense)	3,664,000	28,291,000	33,514,000	9,586,000
Income before minority interest and provision for income taxes	1,543,000	26,860,000	27,492,000	6,344,000
Plus: net (income) loss attributable to the noncontrolling interest	-	-	-	-
Income before provision for income taxes	1,543,000	26,860,000	27,492,000	6,344,000
Provision for income tax	-	-	-	-
Net income	1,543,000	26,860,000	27,492,000	6,344,000
Weighted average common shares outstanding – basis and diluted
Basic	23,335,603	2,396,381	20,375,396	2,389,080
Diluted	25,407,055	4,907,238	22,446,848	4,899,898
Net income per share
Basic	$0.07	$11.21	$1.35	$2.66
Diluted	$0.06	$5.47	$1.22	$1.29

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015

	Six months Ended June 30,
	2016 (unaudited)	2015 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$27,492,000	$6,344,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	1,000
Amortization of intangible assets	-	-
Stock compensation expense for options and warrants issued to employees and non-employees	4,051,000	231,000
Non-cash interest expense	1,504,000	6,880,000
Amortization of debt discounts	972,000	1,043,000
Change in value of warrant and derivative liabilities	(36,759,000)	(17,874,000)
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other assets	-	25,000
Accounts payable and accrued expenses	1,508,000	270,000
Net cash used in operating activities	(1,232,000)	(3,080,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	-
Proceeds of notes payable	1,540,000	2,350,000
Net cash provided by financing activities	1,540,000	2,350,000
Minority interest	-	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	308,000	(730,000)

CASH AND CASH EQUIVALENTS - Beginning of period	47,000	855,000
CASH AND CASH EQUIVALENTS - End of period	$355,000	$125,000

Supplemental Disclosures

Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash activities:

Common stock issued upon conversion of convertible notes	$1,429,000	$-
Common stock issued upon conversion of accrued interest and penalty	$270,000	$-
Issuance of common stock to interest expense	$-	$247,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $118,190,000 through June 30, 2016.  On a consolidated basis, the Company had cash and cash equivalents of $355,000 at June 30, 2016. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
JUNE 30, 2016
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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company does not have balances in excess of this limit at June 30, 2016.

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

Impairment of Long Lived Assets

The Company's long-lived assets currently consist of capitalized patents. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of the Company's long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 12,900,521 and 1,677,144 as of June 30, 2016 and 2015, respectively.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which are 3 to 10 years for machinery and equipment and the shorter of the lease term or estimated economic life for leasehold improvements.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2016.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	492,000	—

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $475,000 and $250,000 for the six months ended June 30, 2016 and 2015, respectively.

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
JUNE 30, 2016
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
JUNE 30, 2016
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
JUNE 30, 2016
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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

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
JUNE 30, 2016
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

Also on July 24, 2014, the Company sold to Kenneth Eaton, the Company’s Chief Executive Officer, a $175,000 debenture, with an exercise price of $1.75, as payment in full for all accrued and unpaid salary and fees owed to Mr. Eaton. This note was converted on the second quarter of 2016.

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
JUNE 30, 2016
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

In May 2016, the Company entered into a securities purchase agreement with twenty accredited investors to sell 10% convertible debentures, with and an exercise price of $0.40, with an initial principal balance of $1,390,044 and warrants to acquire up to 3,475,111 shares of the Company’s common stock at an exercise price of $0.45 per share.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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
JUNE 30, 2016
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

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at June 30, 2016.

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

During the six months ending June 30, 2016, the Company issued an aggregate of 12,580,183 shares of common stock to a total of 34 persons or entities in exchange of the cancellation of warrants on a cashless basis.  The shares issued were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued to persons or entities closely associated with the Company and there was no public offering of the shares.

During the six months ending June 30, 2016, the Company also issued an aggregate of 2,022,230 shares of common stock to a total of 17 persons as payment for consulting services provided to the Company.  The average valuation of these shares was $2.00 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

During the six months ending June 30, 2016, the Company also issued an aggregate of 4,612,341 shares of common stock to two executive officers of the Company in fulfilment of contractual rights held by the officers pursuant to their employment agreements.  These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

During the six months ending June 30, 2016, the Company also issued an aggregate of 4,275,186 shares of common stock to a total of 17 persons as payment for the conversion of certain note and the related accrued interest.  The conversion price of these shares was $0.40 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

Preferred Stock

On January 8, 2016 the Company entered into an Exchange Agreement with certain investors together holding 25,000 shares of Series H Preferred Stock and 1,666,667 shares of Series I Preferred Stock have agreed to convert all such shares of Preferred Stock into an aggregate of 4,075,000 shares of Common Stock upon successful completion by the Company of a $6 million financing.

4.            Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2015	374,800	$4.88
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2016	374,800	$4.88

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2015	12,525,721	$1.25
Granted	4,146,162	1.25
Forfeited	(339,932)	1.25
Exercised	(12,610,183)	1.25
Outstanding as of June 30, 2016	3,721,768	$1.25

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

6.            Subsequent Events

In July 2016, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures, with and an exercise price of $0.40, with an initial principal balance of $112,135 and warrants to acquire up to 280,338 shares of the Company’s common stock at an exercise price of $0.45 per share.

In July 2016, the Company also issued an aggregate of 1,026,019 shares of common stock to a total of three persons or entities as payment for the conversion of certain note and the related accrued interest.  The conversion price of these shares was $0.40 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

On July 15, 2015, the Company entered into a settlement agreement with one noteholder.  In accordance with a 10% Convertible Debenture Due July 24, 2016, The Company was required pay accrued interest in case upon a conversion of the debt within three business days for the conversion which did not occur.  As compensation for the default, the Company issued allonges to the noteholders for a total of $40,000, increasing the principal amount of the convertible notes.

In August 2016, the Company issued 1,115,000 shares of common stock to H.C. Wainwright and Co., LLC as payment for investment banking services provided to the Company.

In August 2016, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures up $1,000,000, with and an exercise price of $0.40, with an initial principal balance of $250,000 and warrants to acquire up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.45 per share.

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

Oxis began enrolling patients in a Phase 1/Phase 2 trial of OXS-1550 during the second quarter of 2016. The FDA-approved clinical trial is being conducted at the University of Minnesota's Masonic Cancer Center. There are currently 32 patients who have participated in the clinical trial. The six new patients bring to 32 the number of patients who have participated in the clinical trial. All the new patients are given an approved increased dosage of OXS-1550.

Trispecific Killer Engager (TriKE) Technology

The TriKE platform is designed to address the issue of making NK cells antigen specific by modifying a bispecific antibody platform and adding a third signal by inserting a modified IL-15 cross linker. IL-15 is known as a chief activator of NK cells that can enhance an anti-cancer immune response. This new trispecific platform is unique because it simultaneously delivers a priming, expansion, killing, and activating signal directly to the immune cell as it is in contact with the cancer cell. We are now working currently working toward FDA approved clinical trials to demonstrate TriKE safety and efficacy. Unlike standard anti-cancer antibodies, we believe that TriKE can mediate specificity and deliver an immune expansion signal locally (instead of systemically) which has the potential to diminish toxicity.

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

License Agreements

University of Minnesota License Agreement. Oxis executed an exclusive worldwide license agreement with the Regents of the University of Minnesota, to further develop and commercialize cancer therapies using Trispecific Killer Engager (TriKE) technology developed by researchers at the university to target NK cells to cancer. Under the terms of the agreement, OXIS receives exclusive rights to conduct research and to develop, make, use, sell, and import TriKe technology worldwide for the treatment of any disease, state or condition in humans. OXIS shall own all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKe technology, including without limitation the Food and Drug Administration in the United States and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, the University of Minnesota will receive an upfront license fee, royalty fees, and certain milestone payments.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

License revenue

During the three months ended June 30, 2016 and 2015, we received $-0- and $20,000 of licensing revenue related to a Vitamin D producing line of sun care and skin care products under a license from ESLLC.

Research and Development Expenses

During the three months ended June 30, 2016 and 2015, we incurred $250,000 and $-0- of research and development expenses.

Selling, general and administrative expenses

During the three months ended June 30, 2016 and 2015, we incurred $1,871,000 and $1,451,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees, license fees investor relations and stock compensation.

Change in value of warrant and derivative liabilities

During the three months ended June 30, 2016, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $5,263,000, compared to a gain of $29,140,000 during the three months ended June 30, 2015. This reduction is a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities and the conversion of warrants to common stock.

Interest Expense

Interest expense was $1,599,000 and $849,000 for the three months ended June 30, 2016 and 2015 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable and expenses related the issuance of additional shares

Comparison of the Six Months Ended June 30, 2016 and 2015

License revenue

During the six months ended June 30, 2016 and 2015, we received $-0- and $27,000 of licensing revenue related to a Vitamin D producing line of sun care and skin care products under a license from ESLLC.

Research and Development Expenses

During the six months ended June 30, 2016 and 2015, we incurred $475,000 and $250,000 of research and development expenses.

Selling, general and administrative expenses

During the six months ended June 30, 2016 and 2015, we incurred $5,547,000 and $3,019,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees, license fees investor relations and stock compensation.

Change in value of warrant and derivative liabilities

During the six months ended June 30, 2016, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $36,759,000, compared to a gain of $17,874,000 during the six months ended June 30, 2015.

Interest Expense

Interest expense was $3,245,000 and $8,288,000 for the six months ended June 30, 2016 and 2015 respectively.  The decrease is primarily due to a decrease in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable, non-cash interest related to the beneficial conversion feature of new debt and expenses related the issuance of additional shares

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $355,000 at June 30, 2015 and $15,666,000 of current liabilities (of which $15,174,000 represented current cash obligations and $492,000 represented non-cash warrant liabilities and accrued expenses).  As a result, on a cash basis, as of June 30, 2016, we had a working capital deficit of $14,819,000.  In addition, we have an accumulated deficit of $118,190,000 through June 30, 2016.

In January 2016, the Company entered into convertible debentures totaling $150,000.

In May 2016, the Company entered into convertible debentures totaling $1,390,044.

In July 2016, the Company entered into convertible debentures totaling $112,135.

In August 2016, the Company entered into convertible debentures totaling $250,000.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the six months ended June 30, 2016 and 2015, we issued warrants to purchase 3,475,111 and 376,000 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2016.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

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

As of June 30, 2016, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of June 30, 2016.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of June 30, 2016.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In May, 2015, Aaion Partners Inc, a consulting firm, filed a breach of contract action against the Company in the Superior Court of California County of Los Angeles, Case No:  BC581098.  The lawsuit seeks payment under a consulting agreement.  In July, 2015, the Company filed a cross-claim against Aaion Partners Inc. for breach of contract and tort claims. In December 2015, we settled this claim for $150,000 to be made in three cash payments and 11,429 shares of restricted common stock. The Company paid $50,000 of the cash due and issued the stock owed. As of this filing, the Company has not made the 2 remaining cash payments and is in default in the settlement agreement.

On June 23, 2016, the Company was served with a complaint filed in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, FL, Case No. 16-CA-004791. Suit was brought against the Company by Lippert/Heilshorn and Associates, Inc. who is alleging they are owed compensation for consulting services provided to the company. They are seeking payment of $73,898. The Company has engaged legal counsel to answer the complaint.

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

During the six months ending June 30, 2016, the Company issued an aggregate of 12,580,183 shares of common stock to a total of 34 persons or entities in exchange of the cancellation of warrants on a cashless basis.  The shares issued were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued to persons or entities closely associated with the Company and there was no public offering of the shares.

During the six months ending June 30, 2016, the Company also issued an aggregate of 2,022,230 shares of common stock to a total of 17 persons as payment for consulting services provided to the Company.  The average valuation of these shares was $2.00 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

During the six months ending June 30, 2016, the Company also issued an aggregate of 4,612,341 shares of common stock to two executive officers of the Company in fulfilment of contractual rights held by the officers pursuant to their employment agreements.  These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

During the six months ending June 30, 2016, the Company also issued an aggregate of 4,275,186 shares of common stock to a total of 17 persons as payment for the conversion of certain note and the related accrued interest.  The conversion price of these shares was $0.40 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

In July 2016, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures, with and an exercise price of $0.40, with an initial principal balance of $112,135 and warrants to acquire up to 280,338 shares of the Company’s common stock at an exercise price of $0.45 per share.

In July 2016, the Company also issued an aggregate of 1,026,019 shares of common stock to a total of three persons or entities as payment for the conversion of certain note and the related accrued interest.  The conversion price of these shares was $0.40 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

In August 2016, the Company issued 1,115,000 shares of common stock to H.C. Wainwright and Co., LLC as payment for investment banking services provided to the Company.

In August 2016, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures up $1,000,000, with and an exercise price of $0.40, with an initial principal balance of $250,000 and warrants to acquire up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.45 per share.

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

OXIS International, Inc.

Dated: August 10, 2016	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	August 10, 2016
Anthony J. Cataldo

/s/ Steven Weldon	Chief Financial Officer (Principal Accounting Officer), President and Director	August 10, 2016
Steven Weldon