Form 10-Q
period 2016-09-30
OXIS INTERNATIONAL INC
filed 2016-11-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the quarterly period ended September 30, 2016.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At November 14, 2016, the issuer had outstanding the indicated number of shares of common stock:  30,241,305.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
For the Nine Ended September 30, 2016

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$154,000	$47,000
Prepaid expenses	2,000	2,000
Total Current Assets	156,000	49,000
Fixed assets, net	4,000	5,000
Total Other Assets	4,000	5,000
TOTAL ASSETS	$160,000	$54,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	1,814,000	893,000
Accrued interest	3,480,000	2,391,000
Accrued expenses	597,000	4,326,000
Line of credit	31,000	31,000
Warrant liability	184,000	44,531,000
Settlement note payable	691,000	691,000
Demand notes payable	452,000	452,000
Convertible debentures, current portion, net of discount of $1,596,000 and $900,000	8,678,000	6,820,000
Convertible debentures	1,039,000	1,039,000
Total current liabilities	16,966,000	61,174,000
Long term liabilities:
Convertible debt, net of discount of $470,000 and $2,536,000	400,000	714,000
Total long term liabilities	400,000	714,000
Total liabilities	17,366,000	61,888,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,000	2,000
Common stock - $0.001 par value; 150,000,000 shares authorized; 28,218,365 and 2,400,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	28,000	2,000
Additional paid-in capital	104,752,000	84,012,000
Accumulated deficit	(121,820,000)	(145,682,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(17,206,000)	(61,834,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$160,000	$54,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Product revenues	$-	$-	$-	$-
License revenue	-	-	-	27,000
Total revenue	-	-	-	27,000
Cost of product revenue	-	-	-	-
Gross profit	-	-	-	27,000
Operating expenses
Research and development	250,000	225,000	725,000	475,000
Selling, general and administrative expenses	2,280,000	2,552,000	7,827,000	5,571,000
Total operating expenses	2,530,000	2,777,000	8,552,000	6,046,000
Loss from operations	(2,530,000)	(2,777,000)	(8,552,000)	(6,019,000)
Other income (expense)
Change in value of warrant and derivative liabilities	436,000	2,809,000	37,195,000	20,683,000
Interest expense	(1,536,000)	(1,724,000)	(4,781,000)	(10,012,000)
Total other income (expense)	(1,100,000)	1,085,000	32,414,000	10,671,000
Income (loss) before minority interest and provision for income taxes	(3,630,000)	(1,692,000)	23,862,000	4,652,000
Plus: net (income) loss attributable to the noncontrolling interest	-	-	-	-
Income (loss) before provision for income taxes	(3,630,000)	(1,692,000)	23,862,000	4,652,000
Provision for income tax	-	-	-	-
Net income (loss)	(3,630,000)	(1,692,000)	23,862,000	4,652,000
Weighted average common shares outstanding – basis and diluted
Basic	27,462,111	2,400,000	22,656,666	2,392,683
Diluted	27,462,111	2,400,000	22,656,666	4,764,753
Net income per share
Basic	$0.13	$0.71	$1.05	$1.94
Diluted	$0.13	$0.71	$1.05	$0.98

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015

	Nine months Ended September 30,
	2016 (unaudited)	2015 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,862,000	$4,652,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,000	1,000
Amortization of intangible assets	-	-
Stock compensation expense for options and warrants issued to employees and non-employees	5,812,000	1,820,000
Non-cash interest expense	1,697,000	7,717,000
Amortization of debt discounts	1,625,000	1,732,000
Change in value of warrant and derivative liabilities	(37,195,000)	(20,683,000)
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other assets	-	25,000
Accounts payable and accrued expenses	2,403,000	1,023,000
Net cash used in operating activities	(1,795,000)	(3,713,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	-
Proceeds of notes payable	1,902,000	2,900,000
Net cash provided by financing activities	1,902,000	2,900,000
Minority interest	-	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	107,000	(813,000)

CASH AND CASH EQUIVALENTS - Beginning of period	47,000	855,000
CASH AND CASH EQUIVALENTS - End of period	$154,000	$42,000

Supplemental Disclosures

Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash activities:

Common stock issued upon conversion of convertible notes	$1,794,000	$-
Common stock issued upon conversion of accrued interest and penalty	$346,000	$247,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $121,820,000 through September 30, 2016.  On a consolidated basis, the Company had cash and cash equivalents of $154,000 at September 30, 2016. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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
SEPTEMBER 30, 2016
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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company does not have balances in excess of this limit at September 30, 2016.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 38,410,084 and 2,039,480 as of September 30, 2016 and 2015, respectively.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2016.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	184,000	—

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $725,000 and $475,000 for the nine months ended September 30, 2016 and 2015, respectively.

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
SEPTEMBER 30, 2016
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
SEPTEMBER 30, 2016
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
SEPTEMBER 30, 2016
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
SEPTEMBER 30, 2016
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
SEPTEMBER 30, 2016
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
SEPTEMBER 30, 2016
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

In May 2016, the Company agreed to an adjustment as negotiated to enable inducement of further financing of the Company. Pursuant to the anti-dilution provisions in all the convertible instruments, the conversion price of certain convertible instruments is now $0.40 (with the exception of the conversion price of the October 2006 Debenture which is already priced at the lesser of $0.40 and 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion).

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
SEPTEMBER 30, 2016
(UNAUDITED)

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
SEPTEMBER 30, 2016
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
SEPTEMBER 30, 2016
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

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at September 30, 2016.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

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

During the nine months ending September 30, 2016, the Company issued an aggregate of 12,580,183 shares of common stock to a total of 34 persons or entities in exchange of the cancellation of warrants on a cashless basis.  The shares issued were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued to persons or entities closely associated with the Company and there was no public offering of the shares.

During the nine months ending September 30, 2016, the Company also issued an aggregate of 2,022,230 shares of common stock to a total of 17 persons as payment for consulting services provided to the Company.  The average valuation of these shares was $2.00 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

During the nine months ending September 30, 2016, the Company also issued an aggregate of 4,612,341 shares of common stock to two executive officers of the Company in fulfilment of contractual rights held by the officers pursuant to their employment agreements.  These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

During the nine months ending September 30, 2016, the Company also issued an aggregate of 5,503,551 shares of common stock to a total of 18 persons as payment for the conversion of certain note and the related accrued interest.  The conversion price of these shares was $0.40 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

4.
Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2015	374,800	$4.88
Granted	-	-
Forfeited	20	$67.5
Exercised	-	-
Outstanding as of September 30, 2016	374,780	$4.88

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2015	12,525,721	$1.25
Granted	5,101,500	0.45
Forfeited	(339,932)	1.25
Exercised	(12,610,183)	1.25
Outstanding as of September 30, 2016	4,677,106	$0.45

6.
Subsequent Events

In October 2016 the Company issued an aggregate of 453,431 shares of common stock to one noteholder as payment for the conversion of certain accrued interest.  The conversion price of these shares was $0.40 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

In October 2016 the Company issued an aggregate of 594,530 shares of common stock to one noteholder as payment for the conversion of a certain note.  The conversion price of these shares was $0.0841 per share based on 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

In November 2016 the Company issued an aggregate of 975,039 shares of common stock to one noteholder as payment for the conversion of a certain note. The conversion price of these shares was $0.0513 per share based on 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

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

Oxis began enrolling patients in a Phase 1/Phase 2 trial of OXS-1550 during the second quarter of 2016. The FDA-approved clinical trial is being conducted at the University of Minnesota's Masonic Cancer Center. There are currently 32 patients who have participated in the clinical trial. The nine new patients bring to 32 the number of patients who have participated in the clinical trial. All the new patients are given an approved increased dosage of OXS-1550.

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

ID4 Pharma, LLC License Agreement. Pursuant to a patent license agreement with ID4 Pharma LLC, dated January 2, 2015 (the “ID4 License Agreement”), we received an exclusive, worldwide license to certain intellectual property, including intellectual property related to treating a p62-mediated disease including but not limited to multiple myeloma and other cancers. The terms of this license require us to pay ID4 Pharma royalties equal to three percent (3%) of net sales of products and twenty-five percent royalty of net sublicensing revenues. The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. We may terminate the licensing agreement with ID4 Pharma by providing ID4 Pharma with a 30 day written notice. Under the agreement, ID4 Pharma LLC will receive an upfront license fee, royalty fees, and certain milestone payments.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Research and Development Expenses

During the three months ended September 30, 2016 and 2015, we incurred $250,000 and $225,000 of research and development expenses.

Selling, general and administrative expenses

During the three months ended September 30, 2016 and 2015, we incurred $2,280,000 and $2,552,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees, license fees investor relations and stock compensation.

Change in value of warrant and derivative liabilities

During the three months ended September 30, 2016, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $436,000, compared to a gain of $2,809,000 during the three months ended September 30, 2015. This reduction is a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities and the conversion of warrants to common stock.

Interest Expense

Interest expense was $1,536,000 and $1,724,000 for the three months ended September 30, 2016 and 2015 respectively.  The decrease is primarily due to an decrease in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable and expenses related the issuance of additional shares

Comparison of the Nine Months Ended September 30, 2016 and 2015

License revenue

During the nine months ended September 30, 2016 and 2015, we received $-0- and $27,000 of licensing revenue related to a Vitamin D producing line of sun care and skin care products under a license from ESLLC.

Research and Development Expenses

During the nine months ended September 30, 2016 and 2015, we incurred $725,000 and $475,000 of research and development expenses.

Selling, general and administrative expenses

During the nine months ended September 30, 2016 and 2015, we incurred $7,827,000 and $5,571,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees, license fees and stock compensation.

Change in value of warrant and derivative liabilities

During the nine months ended September 30, 2016, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $37,195,000, compared to a gain of $20,683,000 during the nine months ended June 30, 2015.

 Interest Expense

Interest expense was $4,781,000 and $10,012,000 for the nine months ended September 30, 2016 and 2015 respectively.  The decrease is primarily due to a decrease in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable, non-cash interest related to the beneficial conversion feature of new debt and expenses related the issuance of additional shares

Liquidity and Capital Resources

On a consolidated basis, we had cash and cash equivalents of $154,000 at September 30, 2016 and $16,966,000 of current liabilities (of which $16,782,000 represented current cash obligations and $184,000 represented non-cash warrant liabilities and accrued expenses).  As a result, on a cash basis, as of September 30, 2016, we had a working capital deficit of $16,810,000.  In addition, we have an accumulated deficit of $121,820,000 through September 30, 2016.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the nine months ended September 30, 2016 and 2015, we issued warrants to purchase 3,475,111 and 376,000 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2016.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

As of September 30, 2016, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of September 30, 2016.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of September 30, 2016.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

During the nine months ending September 30, 2016, the Company issued an aggregate of 12,580,183 shares of common stock to a total of 34 persons or entities in exchange of the cancellation of warrants on a cashless basis.  The shares issued were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued to persons or entities closely associated with the Company and there was no public offering of the shares.

During the nine months ending September 30, 2016, the Company also issued an aggregate of 2,022,230 shares of common stock to a total of 17 persons as payment for consulting services provided to the Company.  The average valuation of these shares was $2.00 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

During the nine months ending September 30, 2016, the Company also issued an aggregate of 4,612,341 shares of common stock to two executive officers of the Company in fulfilment of contractual rights held by the officers pursuant to their employment agreements.  These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

During the nine months ending September 30, 2016, the Company also issued an aggregate of 5,301,205 shares of common stock to a total of 18 persons as payment for the conversion of certain note and the related accrued interest.  The conversion price of these shares was $0.40 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

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

In October 2016 the Company issued an aggregate of 453,431 shares of common stock to one noteholder as payment for the conversion of certain accrued interest.  The conversion price of these shares was $0.40 per share. These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

In October 2016 the Company issued an aggregate of 594,530 shares of common stock to one noteholder as payment for the conversion of a certain note.  The conversion price of these shares was $0.0841 per share based on 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

In November 2016 the Company issued an aggregate of 975,039 shares of common stock to one noteholder as payment for the conversion of a certain note. The conversion price of these shares was $0.0513 per share based on 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion These shares were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

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

OXIS International, Inc.

Dated: November 14, 2016	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	November 14, 2016
Anthony J. Cataldo

/s/ Steven Weldon	Chief Financial Officer (Principal Accounting Officer), President and Director	November 14, 2016
Steven Weldon