Form 10-K
period 2016-12-31
OXIS INTERNATIONAL INC
filed 2017-03-31
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed fiscal year, was approximately $9.3 million. As of March 28, 2017, there were 122,912,868 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

Markets

B-cell lymphoma

B-cell lymphoma is a type of cancer that forms in B cells (a type of immune system cell). B-cell lymphomas may be either indolent (slow-growing) or aggressive (fast-growing). Most B-cell lymphomas are non-Hodgkin lymphomas. There are many different types of B-cell non-Hodgkin lymphomas. These include Burkitt lymphoma, chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL), diffuse large B-cell lymphoma, follicular lymphoma, and mantle cell lymphoma.  It is the most common type of non-Hodgkin lymphoma among adults, with an annual incidence of 7–8 cases per 100,000 people per year.

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

Patents and Trademarks

University of Minnesota License Agreement. Oxis executed an exclusive worldwide license agreement with the Regents of the University of Minnesota, to further develop and commercialize cancer therapies using Trispecific Killer Engager (TriKE) technology developed by researchers at the university to target NK cells to cancer. Under the terms of the agreement, OXIS receives exclusive rights to conduct research and to develop, make, use, sell, and import TriKe technology worldwide for the treatment of any disease, state or condition in humans. OXIS shall own all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKe technology, including without limitation the Food and Drug Administration in the United States and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, the University of Minnesota will receive an upfront license fee, royalty fees ranging from 4 to 6%, minimum annual royalty payments of $250,000 beginning in 2022, $2,000,000 in 2025, and $5,000,000 in 2027 and certain milestone payments totaling $3,100,000.

The following is a list of the pending patent applications that we licensed from the University of Minnesota under our License Agreement:

Pat./Pub. No.	Title	Country	Status
U.S. Patent Application USSN 62/237,835	Therapeutic compounds and its uses	US	Pending

Daniel A. Vallera, Ph.D. License Agreement. Oxis executed an exclusive worldwide license agreement with Daniel A. Vallera, Ph.D. and his associate (jointly "Dr. Vallera"), to further develop and commercialize DT2219ARL (OXS-1550), a novel therapy for the treatment of various human cancers. Under the terms of the agreement, OXIS receives exclusive rights to conduct research and to develop, make, use, sell, and import DT2219ARL worldwide for the treatment of any disease, state or condition in humans. OXIS shall own all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as DT2219ARL, including without limitation the Food and Drug Administration in the United States and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, Dr. Vallera will receive an upfront license fee, royalty fees ranging from 3 to 4% for net sales and 24 to 26% of net sublicensing revenues, and certain milestone payments totaling $1,500,000.

The following is a list of the pending patent applications that we licensed from Dr. Vallera under our License Agreement:

Pat./Pub. No.	Title	Country	Status
U.S. Patent Application USSN 13/256,812	Methods and compositions for bi-specific targeting of cd19/cd22	US	Issued

ID4 Pharma, LLC License Agreement. Pursuant to a patent license agreement with ID4 Pharma LLC, dated January 2, 2015 (the "ID4 License Agreement"), we received an exclusive, worldwide license to certain intellectual property, including intellectual property related to treating a p62-mediated disease (e.g., multiple myeloma). The terms of this license require us to pay ID4 Pharma royalties equal to three percent (3%) of net sales of products and twenty-five percent royalty of net sublicensing revenues. The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. We may terminate the licensing agreement with ID4 Pharma by providing ID4 Pharma with a 30-day written notice.

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

(iii)
Initiation of Phase II Human Clinical Trial -- $100,000;

(iv)
  Initiation of pivotal Phase III Human Clinical Trial -- $250,000; and

(v)
Receipt of the first marketing approval -- $250,000

The following is a list of the pending patent applications that we licensed from ID4 Pharma under our License Agreement:

Pat./Pub. No.	Title	Country	Status
U.S. Patent Application USSN 14/237,494	P62-zz chemical inhibitor	US	Issued
China Patent Application CN201280048718	P62-zz chemical inhibitor	China	Pending

MultiCell Immunotherapeutics, Inc. (MCIT) License Agreement. Oxis licensed exclusive rights to three antibody-drug conjugates (ADCs) that MCIT will prepare for further evaluation by Oxis as prospective therapeutics for the treatment of triple-negative breast cancer, and multiple myeloma and associated osteolytic bone disease. Under the terms of the agreement, MCIT will develop three ADC product candidates which contain Oxis' lead drug candidates OXS-2175 and OXS-4235. Oxis paid MCIT a license fee of $500,000 and will reimburse MCIT up to $1.125 million for its development costs to make the three ADCs exclusively licensed to Oxis. Assuming all clinical development milestones are achieved and manufacturing rights to the three ADCs purchased, Oxis will pay MCIT an additional sum of $22.75 million and pay a royalty of 3% of net yearly worldwide sales upon marketing approval of the ADCs.

MCIT's ADC platform technology is based on unique multivalent, cleavable linkers that allow drugs tethered to the antibody to be released intracellularly or extracellularly upon binding of the antibody to the target cell. Additionally, the MCIT's ADC technology platform allows multiple drugs to be attached per targeting antibody, and to release the drugs in their original form without modification of the drug.

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

Employees

As of December 31, 2016, we had two employees, the chief executive officer and chief financial officer of the company. Many of our activities are out-sourced to consultants who provide services to us on a project basis. As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

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

ITEM 3.
LEGAL PROCEEDINGS

In May, 2015, Aaion Partners Inc, a consulting firm, filed a breach of contract action against the Company in the Superior Court of California County of Los Angeles, Case No: BC581098. The lawsuit sought payment under a consulting agreement. In July, 2015, the Company filed a cross-claim against Aaion Partners Inc. for breach of contract and tort claims. In December 2015, we settled this claim for $150,000 to be made in three cash payments and 11,429 shares of restricted common stock. The Company paid $50,000 of the cash due and issued the stock owed. The remaining two payments were not made timely but settlement was finally and fully resolved upon payment by the Company of an additional $132,231. The case was then dismissed in January, 2017.

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

On or immediately before February 15, 2017, MultiCell Immunotherapeutics filed an arbitration proceeding against the Company with the American Health Lawyers Association, Claim #3821.  In its statement of claim, MultiCell is seeking $207,783 plus interest and costs of arbitration pursuant to alleged contract rights against the Company under a research agreement between the parties.  The Company has entered its appearance and is preparing its answer to the statement of claim.

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

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2015	First Quarter	13.50	5.13
	Second Quarter	11.78	5.03
	Third Quarter	6.23	3.50
	Fourth Quarter	5.23	2.93
Fiscal Year 2016	First Quarter	3.20	0.41
	Second Quarter	0.60	0.31
	Third Quarter	0.35	0.17
	Fourth Quarter	0.19	0.0393

Our common stock is also quoted on several European based exchanges including Berlin (OXI.BE), Frankfurt (OXI.DE), the Euronext (OXI.NX) and Paris, (OXI.PA). The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of December 31, 2016, there were 1,330 stockholders of record, which total does not include stockholders who hold their shares in “street name.” The transfer agent for our common stock is ComputerShare, whose address is 350 Indiana Street, Golden, CO 80401.

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

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $124,649,000 through December 31, 2016.  On a consolidated basis, the Company had cash and cash equivalents of $19,000 at December 31, 2016. Because our lack of funds, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses. There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan. The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

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

In July 2016, Oxis executed an exclusive worldwide license agreement with the Regents of the University of Minnesota, to further develop and commercialize cancer therapies using Trispecific Killer Engager (TriKE) technology developed by researchers at the university to target NK cells to cancer. Under the terms of the agreement, OXIS receives exclusive rights to conduct research and to develop, make, use, sell, and import TriKe technology worldwide for the treatment of any disease, state or condition in humans. OXIS shall own all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKe technology, including without limitation the Food and Drug Administration in the United States and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, the University of Minnesota will receive an upfront license fee, royalty fees, and certain milestone payments.

Financing

In January 2016, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures, with and an exercise price of $1.25, with an initial principal balance of $150,000 and warrants to acquire up to 80,000 shares of the Company's common stock at an exercise price of $1.25 per share.

In May 2016, the Company entered into a securities purchase agreement with twenty accredited investors to sell 10% convertible debentures, with and an exercise price of $0.40, with an initial principal balance of $1,390,044 and warrants to acquire up to 3,475,111 shares of the Company's common stock at an exercise price of $0.45 per share.

In July 2016, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures, with and an exercise price of $0.40, with an initial principal balance of $112,135 and warrants to acquire up to 280,338 shares of the Company's common stock at an exercise price of $0.45 per share.

In August 2016, the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures up $1,000,000, with and an exercise price of $0.40, with an initial principal balance of $250,000 and warrants to acquire up to 2,500,000 shares of the Company's common stock at an exercise price of $0.45 per share.

In January 2017, the Company entered into a securities purchase agreement with eight accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $633,593 and warrants to acquire up to 12,671,860 shares of the Company's common stock at an exercise price of $0.05 per share.

In March 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $232,313 and warrants to acquire up to 4,646,260 shares of the Company's common stock at an exercise price of $0.05 per share.

Results of Operations

 Research and Development Expenses

During the year ended December 31, 2016 and 2015, we incurred $975,000 and $1,000,000 of research and development expenses.

Selling, general and administrative expenses

During the year ended December 31, 2016 and 2015, we incurred $8,399,000 and $7,954,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees, license fees and stock compensation.

Change in value of warrant and derivative liabilities

During the year ended December 31, 2016, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $36,962,000, compared to a loss of $6,760,000 during the year ended December 31, 2015. This increase is a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities and the conversion of warrants to common stock.

Interest Expense

Interest expense was $6,555,000 and $17,039,000 for the year ended December 31, 2016 and 2015 respectively.  The decrease is primarily due to an decrease in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable and expenses related the issuance of additional shares

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $19,000. This cash and cash equivalents is in part the result of the proceeds from borrowings in 2016. On the same day we had total current assets of $21,000, and a working capital deficit of $18,928,000. Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $4-5 million of capital.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During fiscal 2016 and 2015, we issued warrants to purchase 5,101,500 and 9,874,833 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2016.

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

None.

ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2016. Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

As of December 31, 2016, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2016. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff. Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2016.

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

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 15, 2017. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Anthony J. Cataldo	65	Chief Executive Officer and Chairman of the Board
Steven Weldon	41	Chief Financial Officer and Director

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

ITEM 11.
EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2016 and 2015 of all persons who served as our principal executive officers and as our principal financial officer. No other executive officers received total annual compensation during the fiscal year ended December 31, 2016 and 2015 in excess of $100,000. The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Anthony J. Cataldo,	2016	$216,000		$4,417,026	$20,707	$–––	$–––	$–––	$4,653,733
Chairman(2)	2015	$216,000	$134,000	$----	$102,535	$–––	$–––	$–––	$452,535
	2014	$154,000	$–––	$402,291	$139,079	$–––	$–––	$–––	$695,370

Steven Weldon,	2016	$168,000	$–––	$752,852	$–––	$–––	$–––	$–––	$920,852
Chief Financial Officer (Principal Financial Officer) (3)	2015	$168,000	$–––	$197,845	$–––	$–––	$–––	$–––	$365,845
	2014	$25,500	$–––	$57,945	$–––	$–––	$–––	$–––	$83,445

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

Stock Option Grants

The following table sets forth information as of December 31, 2016, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Anthony Cataldo	107,278	-	-	$2.50	07/01/19
Anthony Cataldo	107,278	-	-	$5.00	07/01/19
Anthony Cataldo	107,279	-	-	$7.50	07/01/19
Steven Weldon	-	-	-	-

Director Compensation

Beginning in January 2012, members of the Board of Directors are to receive $3,000 per quarter either in cash or registered shares, plus an option to purchase 25,000 shares at the market price at the end of each quarter. The options will vest equally over a one year period. There was not compensation paid to non-employee directors during fiscal 2016.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 9, 2017 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers, (c) by each of our directors and (d) by all of our current executive officers and directors as a group. As of March 9, 2017 there were  72,951,231shares of our common stock issued and outstanding. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 23, 2016 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Except as otherwise indicated, the address of each stockholder is c/o OXIS International, Inc. at 100 South Ashley Street, Suite 600, Tampa, FL 33602.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Outstanding Common Stock
Security Ownership of Certain Beneficial Owners:
None
Security Ownership of Management:
Anthony J. Cataldo	4,030,731	5.52%
Steven Weldon	601,610	0.01%

Executive officers and directors as a group — 2 persons	4,632,341	5.53%

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	373,833	$4.76	-
Equity compensation plans not approved by security holders	-	-	-
Total	373,833	$4.76	-

(1)
As of December 31, 2016, we had options issued and outstanding to purchase 373,833 shares of common stock under our 2014 Stock Incentive Plan.

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

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2015 and 2016. The Audit Committee appointed Seligson & Giannattasio, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2016. The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2015 and 2016 fiscal years.

	2016	2015
Audit Fees (1)	$56,000	$50,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	4,000	-
All Other Fees	-	-
Total	$60,000	$50,500
_____________
(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2016 and 2015 fiscal years.

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

EXHIBIT INDEX

		Incorporated by Reference
ExhibitNumber	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Oxis International, Inc.	10-K	03/31/11	3.2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock of Oxis International, Inc., dated February 5, 2010	8-K	2/16/10	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock of Oxis International, Inc., dated March 18, 2011.	10-K	03/31/11	3.4

3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3

14.1	Code of Ethics	10-K	03/31/16	14.1

21.1	Subsidiaries of OXIS International, Inc.	10-K	03/31/16	21.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Interactive Data File				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXIS International, Inc.

Dated: March 31, 2017	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	March 31, 2017
Anthony J. Cataldo
/s/ Steven Weldon	Chief Financial Officer (Principal Financial Officer), President and Director	March 31, 2017
Steven Weldon

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Contents

Page
Report of Independent Registered Public Accounting Firm
Seligson & Giannattasio, LLP	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2016 and 2015	F-2
Statements of Operations For Years Ended December 31, 2016 and 2015	F-3
Statement of Stockholders’ Deficit For Years Ended December 31, 2016 and 2015	F-4
Statements of Cash Flows For Years Ended December 31, 2016 and 2015	F-5
Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Oxis International, Inc.

We have audited the accompanying consolidated balance sheets of Oxis International, Inc. (the "Company") and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2016. Oxis International, Inc. and subsidiaries’ management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxis International, Inc. and subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
March 31, 2017

OXIS International, Inc. and Subsidiaries
December 31, 2016 and 2015
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$19,000	$47,000
Prepaid expenses	2,000	2,000
Total Current Assets	21,000	49,000
Fixed assets, net	4,000	5,000
Total Other Assets	4,000	5,000
TOTAL ASSETS	$25,000	$54,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,100,000	$893,000
Accrued interest	3,800,000	2,391,000
Accrued expenses	219,000	4,326,000
Line of credit	31,000	31,000
Warrant liability	417,000	44,531,000
Settlement note payable	691,000	691,000
Demand notes payable, net of discount of $-0- and $-0-	452,000	452,000
Convertible debentures, net of discount of $794,000 and $900,000 current portion	10,350,000	6,820,000
Senior secured convertible debentures	889,000	1,039,000
Total Current Liabilities	18,949,000	61,174,000

Long term liabilities:
Convertible debentures, net of discount of $-0- and $2,536,000	-	714,000
Total long term liabilities	-	714,000
Total liabilities	18,949,000	61,888,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	2,000	2,000
Common stock - $0.001 par value; 150,000,000 shares authorized; and 31,265,475 and 2,400,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	31,000	2,000
Additional paid-in capital	105,860,000	84,012,000
Accumulated deficit	(124,649,000)	(145,682,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(18,924,000)	(61,834,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,000	$54,000

 The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
December 31, 2016 and 2015
Statements of Operations
	December 31,
	2016	2016
Revenue:
Product revenues	$-	$-
License revenues	-	27,000
TOTAL REVENUE	-	27,000
Cost of Product Revenue	-	-
Gross profit	-	27,000
Operating Expenses:
Research and development	975,000	1,000,000
Selling, general and administrative	8,399,000	7,954,000
Total operating expenses	9,374,000	8,954,000
Loss from Operations	(9,374,000)	(8,927,000)
Other income (expense)
Change in value of warrant and derivative liabilities	36,962,000	(6,760,000)
Interest expense/income	(6,555,000)	(17,039,000)
Total Other Income (Expense)	30,407,000	(23,799,000)
Income (loss) before minority interest and provision for income taxes	21,033,000	(32,726,000)
Less: Net loss attributable to the noncontrolling interests	0	0
Income (loss) before provision for income taxes	21,033,000	(32,726,000)
Provision for income taxes	-	-
Net income (loss)	21,033,000	(32,726,000)

Weighted Average Shares Outstanding
Basic	24,427,906	2,394,540
Diluted	24,427,906	2,394,540

Net income (loss) per share
Basic	$0.86	$(13.67)
Diluted	$0.86	$(13.67)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2014	1,787,897	$3,000	2,366,588	$2,000	$83,546,000	$(112,956,000)
Issuance of stock options					220,000
Issuance of common stock for accrued expenses			33,412	-	246,000
Net loss						(32,726,000)
Balance at December 31, 2015	1,787,897	$3,000	2,400,000	$2,000	$84,012,000	$(145,682,000)
Issuance of stock options					42,000
Issuance of common stock for convertible notes and interest			8,450,691	8,000	2,484,000
Issuance of common stock for warrants			12,580,213	13,000	9,027,000
Issuance of common stock for compensation			7,834,571	8,000	10,295,000
Net income						22,033,000
Balance at December 31, 2016	1,787,897	$3,000	31,265,475	$31,000	$105,860,000	$(124,649,000)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,033,000	$(32,726,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,000	2,000
Stock compensation expense for options and warrants issued to employees and non-employees	6,591,000	3,761,000
Note Allonges	65,000	3,667,000
Amortization of debt discounts	2,897,000	2,494,000
Non-cash interest expense	1,632,000	9,840,000
Change in value of warrant and derivative liabilities	(36,962,000)	7,400,000
Changes in operating assets and liabilities:
Other assets	-	25,000
Accounts payable and accrued liabilities	2,813,000	880,000
Net cash used in operating activities	(1,930,000)	(4,657,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(1,000)
Net cash used by investing activities	-	(1,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,902,000	3,850,000
Repayment of note payable	-	-
Net cash provided by financing activities	1,902,000	3,850,000
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,000)	(808,000)
CASH AND CASH EQUIVALENTS - Beginning of period	47,000	855,000
CASH AND CASH EQUIVALENTS - End of period	$19,000	$47,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

Supplemental disclosures:	$-	$-
Interest paid	$-	$-
Income taxes paid

Supplemental disclosures:
	$1,944,000	$-
Issuance of common stock for interest expense	$528,000	$247,000

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $124,649,000 through December 31, 2016.  On a consolidated basis, the Company had cash and cash equivalents of $19,000 at December 31, 2016. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

The current rate of cash usage raises substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements were issued, absent any sources of significant cash flows. In an effort to mitigate this near-term concern the Company intends to seek additional equity or debt financing to obtain sufficient funds to sustain operations. However, the Company cannot provide assurance that it will successfully obtain equity or debt or other financing, if any, sufficient to finance its goals or that the Company will generate future product related revenues. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. There were no advertising expenses for the years ended December 31, 2016 and 2015, respectively.

Basis of Consolidation

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company does not have balances in excess of this limit at December 31, 2016.

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

The Company granted stock options to purchase -0- and 52,000 shares of the Company’s common stock to employees and directors during the year ended December 31, 2016 and 2015, respectively.  The fair values of employee stock options are estimated for the calculation of the pro forma adjustments at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2015: expected volatility of 90%; average risk-free interest rate of 1.50% initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period of typically one to four years. The Company reported an expense for share-based compensation for its employees and directors of $42,000 and $220,000 for the year ended December 31, 2016 and 2015, respectively.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 37,843,731 in 2016 and 12,525,721 in 2015.

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

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2016.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	417,000	—

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $975,000 and $1,000,000 for the years ended December 31, 2016 and 2015, respectively.

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
Debt

Senior secured convertible debentures

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

Pursuant to the terms of the 2006 Purchase Agreement, the Company issued the 2006 Debentures in an aggregate principal amount of $1,694,250 to the 2006 Purchasers. The 2006 Debentures are subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The 2006 Debentures were due on October 25, 2008. The 2006 Debentures are convertible, at the option of the 2006 Purchasers, at any time prior to payment in full, into shares of common stock of the Company. As a result of the full ratchet anti-dilution provision the current conversion price is the lesser of $0.40 or 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion (the “2006 Conversion Price”). Beginning on the first of the month beginning February 1, 2007, the Company was required to amortize the 2006 Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts could have been paid in cash or in shares, subject to certain restrictions. If the Company chose to make any Monthly Redemption Amount payment in shares of common stock, the price per share would have been the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10-trading days prior to the due date of the Monthly Redemption Amount. The Company did not make any of the required monthly redemption payments.

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

The Company and Bristol entered into a Forbearance Agreement on December 3, 2015, pursuant to which Bristol agreed to refrain and forbear from exercising certain rights and remedies with respect the 2006 Debentures for three months. In exchange for the Forbearance Agreement, the Company issued an allonge in the amount of $350,000 increasing the principal amount of the 2006 Debentures.

During 2016 the Company converted a total of $150,000 of the 2006 Debentures into common stock of the Company.  As of December 31, 2016, the balance of the 2006 Debentures is $889,000.

Convertible debentures

From October 2009 to September 2016, the Company has entered into multiple convertible debenture arrangements with several accredited investors (“Convertible Debentures”). Interest on the Convertible Debentures ranges for 0% to 18% with a default rate of 18%. The Convertible Debentures are either two year or six month notes.

The conversion price of the Convertible Debentures is subject to full ratchet anti-dilution adjustment in the event that the Company thereafter issues common stock or common stock equivalents at a price per share less than the conversion price or the exercise price, respectively, and to other normal and customary anti-dilution adjustment upon certain other events. As a result of the full ratchet anti-dilution provision, the current conversion price is $0.40 per share and the default conversion price is 65% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion .

The holders of the Convertible Debentures have contractually agreed to restrict their ability to convert their Convertible Debentures and receive shares of our common stock such that the number of shares of the Company common stock held by holders and its affiliates after such conversion or exercise does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

Outstanding Convertible Debentures issued by the Company are as follows:

Note Agreement	Balance at December 31, 2016	Balance at December 31, 2015

2009 Debentures	$305,000	$305,000
June 2011 Debentures	64,000	89,000
November 2011 Debentures	125,000	225,000
March 2012 Debentures	140,000	140,000
May 2012 Debentures	225,000	275,000
December 2012 Debentures	425,000	425,000
November 2013 Debentures	172,000	261,000
July 2014 Debentures	3,140,000	4,150,000
October 2014 Debentures	1,250,000	1,250,000
March 2015 Debentures	2,175,000	2,350,000
July 2015 Debentures	500,000	550,000
October 2015 Debentures	330,000	500,000
November 2015 Debentures	190,000	250,000
December 2015 Debentures	200,000	200,000
January 2016 Debentures	150,000	-
May 2016 Debentures	1,503,000	-
September 2016 Debentures	250,000	-
		-
Total convertible debentures	$11,144,000	$10,970,000
Less: discount	(794,000)	(3,436,000)
Total convertible debentures, net of discount	$10,350,000	$7,534,000

Total short term convertible debentures, net of discount	$10,350,000	$6,820,000
Total long term convertible debentures, net of discount	$-	$714,000

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

On July 15, 2016, the Company entered into a settlement agreement with one noteholder.  In accordance with a 10% Convertible Debenture Due October 15, 2017, The Company was required pay accrued interest in case upon a conversion of the debt within three business days for the conversion which did not occur.  As compensation for the default, the Company issued allonges to the noteholders for a total of $40,000, increasing the principal amount of the convertible notes.

Settlement Note Payable

On August 8, 2012, a Settlement Agreement and Mutual General Release ("Agreement") was made by and between OXIS and Bristol Investment Fund, Ltd., in order to settle certain claims regarding certain convertible debentures held by Bristol.

Pursuant to the Agreement, OXIS shall pay Bristol (half of which payment would redound to Theorem Capital LLC (“Theorem”)) a total of $1,119,778 as payment in full for the losses suffered and all costs incurred by Bristol in connection with the Transaction. Payment of such $1,119,778 shall be made as follows: OXIS shall issue restricted common stock to each of Bristol and Theorem, in an amount such that each Bristol and Theorem shall hold no more than 9.99% of the outstanding shares of OXIS (including any shares that each may hold as of the date of issuance). The shares so issued represent $417,475.65 of the $1,119,778 payment (111,327 shares at $3.75 per share, of which 36,675 will be retained by Bristol and 74,652 will be issued to Theorem). The remaining balance of the payment shall be made in the form of two convertible promissory notes in the respective amounts of $422,357.75 for Bristol and $279,944.60 for Theorem (collectively, the “Notes”) with a maturity of December 1, 2017 having an 8% annual interest rate, with interest only accruing until January 1, 2013, and then level payments of $3,750 each beginning January 1, 2013 until paid in full on December 1, 2017. In the event a default in the monthly payments on the Notes has occurred and is continuing each holder of the Notes shall be permitted to convert the unpaid principal and interest of the Notes into shares of OXIS at $0.40 cents per share. In the absence of such continuing default no conversion of the Notes will be permitted. OXIS will have the right to repay the Notes in full at any time without penalty. This settlement note payable is currently in default and has a balance of $691,000 as of December 31, 2016.

Demand Notes

On February 7, 2011 the Company entered into a convertible demand promissory note with Bristol pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “February 2011 Bristol Note”). The February 2011 Bristol Note is convertible into shares of common stock of the Company at a price equal to $0.40 per share.

On March 4, 2011 the Company entered into a convertible demand promissory note with Bristol pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “March 2011 Bristol Note”). The March 2011 Bristol Note is convertible at the option of the holder at any time into shares of common stock, at a price equal to $0.40.

On October 26, 2011 the Company entered into a convertible demand promissory note with Theorem pursuant to which Theorem purchased an aggregate principal amount of $200,000 of convertible demand promissory notes for an aggregate purchase price of $157,217 (the “October 2011 Theorem Note”). The October 2011 Theorem Note is convertible into shares of common stock of the Company, at a price equal to $0.40 per share.

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

In March 2013, the Company entered into, and made an additional $35,000 borrowing under, a short-term loan agreement with two lenders the Company entered into in December 2012, pursuant to which it is permitted to borrow up to an aggregate of $350,000. The loans made under the loan agreement are evidence by the Company’s notes and secured pursuant to a Security Agreement, that is junior to the Company’s existing security arrangements under the Company’s October 2006 Debentures but cover the same assets of the Company.

Effective April, 2013 the Company entered into a securities purchase agreement with one accredited investor to sell 10% convertible debentures with an initial principal balance of $75,000.

In December, 2013, the Company entered into a convertible demand promissory note with an initial principal balance of $189,662 convertible at $0.40 per share.

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at December 31, 2016.

3.
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

During the year ended December 31, 2016, the Company issued an aggregate of 12,580,183 shares of common stock to a total of 34 persons or entities in exchange of the cancellation of warrants on a cashless basis.

During the year ended December 31, 2016, the Company also issued an aggregate of 2,022,230 shares of common stock to a total of 17 persons as payment for consulting services provided to the Company.  The average valuation of these shares was $2.00 per share.

During the year ended December 31, 2016, the Company also issued an aggregate of 4,612,341 shares of common stock to two executive officers of the Company in fulfilment of contractual rights held by the officers pursuant to their employment agreements.

During the year ended December 31, 2016, the Company also issued an aggregate of 5,956,982 shares of common stock to a total of 18 persons as payment for the conversion of certain note and the related accrued interest.  The conversion price of these shares was $0.40 per share.

In August 2016, the Company issued 1,115,000 shares of common stock to H.C. Wainwright and Co., LLC as payment for investment banking services provided to the Company.

In October 2016, the Company issued an aggregate of 594,530 shares of common stock to one noteholder as payment for the conversion of a certain note.  The conversion price of these shares was $0.0841 per share based on 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion.

In November 2016, the Company issued an aggregate of 975,039 shares of common stock to one noteholder as payment for the conversion of a certain note.  The conversion price of these shares was $0.0513 per share based on 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion.

In December 2016, the Company issued an aggregate of 1,024,170 shares of common stock to one noteholder as payment for the conversion of a certain note.  The conversion price of these shares was $0.04882 per share based on 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion.

All shares issued during 2016 were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued to persons or entities closely associated with the Company and there was no public offering of the shares.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 111 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through December 31, 2016.

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

On November 8, 2010, the Company sold 1,666,667 shares of the Company’s Series I Preferred Stock, $.001 par value, at a price of $0.15 per share ($250,000).

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

Common Stock Warrants

Warrant transactions for the years ended December 31, 2016 and 2015 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2014:	2,652,098	$2.50
Granted	9,874,823	1.25
Forfeited	(1,200)	30.00
Exercised	-
Outstanding at December 31, 2015:	12,525,721	$1.25
Granted	5,101,500	0.45
Forfeited	(351,837)	1.25
Exercised	(12,610,183)	1.25
Outstanding at December 31, 2016	4,665,201	$0.45

Exercisable warrants:
December 31, 2016	4,665,201	$0.45
December 31, 2015	12,525,721	$1.25

Stock Options

The Company reserved 400,000 shares of its common stock at December 31, 2014 for issuance under the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan, approval by stockholders in May 2015, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2016, 133,445 shares of common stock were available for grant and options to purchase 266,555 shares of common stock are outstanding under the 2014 Plan.

The Company has no shares of its common stock at December 31, 2016 to issue under the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan, approved by stockholders at the 2011 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2016, options to purchase 600 shares of common stock are outstanding under the 2010 Plan.

The Company has no shares of its common stock reserved at December 31, 2014 for issuance under the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan, approved by stockholders at the 2003 annual meeting, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2016, options to purchase 967 shares of common stock are outstanding under the 2003 Plan.

In addition, the Company has reserved 2,000 shares of its common stock for issuance outside of its stock incentive plans. At December 31, 2016, options to purchase 2,000 shares of common stock are outstanding outside of its stock incentive plans.

The following table summarizes stock option transactions for the years ended December 31, 2016 and 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2014	326,040	$15.00
Granted	52,000	3.29
Exercised	-
Expired	(3,240)	61.00
Outstanding, December 31, 2015	374,800	$4.88
Granted	-	-
Exercised	-	-
Expired	(947)	56.27
Outstanding, December 31, 2015	373,833	$4.76

Exercisable Options:
December 31, 2015	270,762	$4.88
December 31, 2016	373,833	$4.76

The weighted-average fair value of options granted was $1,780,000 and $1,829,000 in 2016 and 2015, respectively.

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2016:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$2.50 to $7.50	373,833	2.38	$4.76	273,833	$4.76

4.
Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	December 31,
	2016	2015
Deferred tax assets:
Federal net operating loss carryforward	$19,819,000	$15,400,000
Other	1,634,000	1,028,000
Patent amortization	(11,000)	(13,000)
Deferred tax assets before valuation	21,442,000	16,415,000
Valuation allowance	(21,442,000)	(16,415,000)
Net deferred income tax assets	$—	$—

Generally accepted accounting principles requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. The valuation allowance increased by $5,027,000 during the year ended December 31, 2016.

Tax Carryforward

At December 31, 2016, the Company had net operating loss carryforwards of approximately $49,900,000 to reduce United States federal taxable income in future years. These carryforwards expire through 2036.

The Company is no longer subject to U.S. and state tax examinations for years ending before the fiscal year ended December 31, 2012. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2016 and 2015.

5.
Subsequent Events

Common Stock

During the first quarter of 2017 the Registrant has issued a total of 91,064,060 shares of common stock to a total of eleven entities or individuals in exchange for the cancellation of debt in the total amount of $1,809,519 and interest in the total amount of $523,800.

The Registrant also issued 583,333 shares of common stock to one entity upon the exercise of warrants on a cashless basis.

Convertible Notes

In January 2017, the Company entered into a securities purchase agreement with eight accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $633,593 and warrants to acquire up to 12,671,860 shares of the Company's common stock at an exercise price of $0.05 per share.

In March 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $232,313 and warrants to acquire up to 4,646,260 shares of the Company's common stock at an exercise price of $0.05 per share.

Agreements

In March 2017, we entered a new one-year Sponsored Research Agreement with the University of Minnesota. The purpose of this agreement is to determine toxicities and in vivo behavior in our Trispecific Killer Engager (TriKE) technology licensed by Oxis from the University of Minnesota.