Form 10-Q
period 2017-03-31
OXIS INTERNATIONAL INC
filed 2017-04-28
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At April 28, 2017, the issuer had outstanding the indicated number of shares of common stock:  144,713,162.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2017

OXIS International, Inc. and Subsidiaries
as of March 31,2017 and December 31, 2016
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$235,000	$19,000
Prepaid expenses	-	2,000
Total Current Assets	235,000	21,000
Fixed assets, net	3,000	4,000
Total Other Assets	3,000	4,000
TOTAL ASSETS	$238,000	$25,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,061,000	$2,100,000
Accrued interest	3,867,000	3,800,000
Accrued expenses	100,000	219,000
Line of credit	31,000	31,000
Warrant liability	528,000	417,000
Settlement note payable	691,000	691,000
Demand notes payable	190,000	452,000
Convertible debentures, net of discount of $708,000 and $794,000, current portion	10,036,000	10,350,000
Convertible debentures	844,000	889,000
Total Current Liabilities	18,348,000	18,949,000

Total liabilities	18,348,000	18,949,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,000	2,000
Common stock - $0.001 par value; 150,000,000 shares authorized; and 122,912,868 and 31,265,475 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	123,000	31,000
Additional paid-in capital	108,897,000	105,860,000
Accumulated deficit	(126,964,000)	(124,649,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(18,110,000)	(18,924,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$238,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
March 31, 2017 and 2016
Statements of Operations
	March 31,
	2017	2016
Revenue:	(unaudited)	(unaudited)
License revenues	$-	$-
TOTAL REVENUE	-	-
Cost of License Revenue	-	-
Gross profit	-	-
Operating Expenses:
Research and development	144,000	225,000
Selling, general and administrative	1,394,000	3,676,000
Total operating expenses	1,538,000	3,901,000
Loss from Operations	(1,538,000)	(3,901,000)
Other income (expense)
Change in value of warrant and derivative liabilities	2,743,000	31,496,000
Interest expense/income	(3,520,000)	(1,646,000)
Total Other Income (Expense)	(777,000)	29,850,000
Income/(loss) before minority interest and provision for income taxes	(2,315,000)	25,949,000
Less: Net income/(loss) attributable to the noncontrolling interests	-	-
Income/(loss) before provision for income taxes	(2,315,000)	25,949,000
Provision for income taxes	-	-
Net income/(loss)	(2,315,000)	25,949,000
Income/(loss) per share
Basic	$(0.04)	$1.49
Diluted	$(0.04)	$1.49

Weighted Average Shares Outstanding – basic and diluted
Basic	57,553,979	17,415,189
Diluted	57,553,979	17,415,189

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016

	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(2,315,000)	$25,949,000
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	1,000	-
Stock compensation expense for options and warrants issued to employees and non-employees	873,000	3,124,000
Amortization of debt discounts	814,000	807,000
Non-cash interest expense	2,197,000	473,000
Change in value of warrant and derivative liabilities	(2,743,000)	(31,496,000)
Changes in operating assets and liabilities:
Other assets	-	0
Accounts payable and accrued liabilities	523,000	976,000
Net cash used in operating activities	(650,000)	(167,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes payable	866,000	150,000
Repayment of note payable	-	-
Net cash provided by financing activities	866,000	150,000
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	216,000	(17,000)
CASH AND CASH EQUIVALENTS - Beginning of period	19,000	47,000
CASH AND CASH EQUIVALENTS - End of period	$235,000	$30,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$1,864,000	$-
Issuance of common stock upon conversion of accrued interest	$442,000	$20,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $126,964,000 through March 31, 2017.  On a consolidated basis, the Company had cash and cash equivalents of $235,000 at March 31, 2017. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2016. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company does not have balances in excess of this limit at March 31, 2017.

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

The Company granted no stock options during the quarters ended March 31, 2017 and 2016, respectively

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
MARCH 31, 2017

(UNAUDITED)

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 254,434,453 and 22,663,098 as of March 31, 2017 and 2016, respectively.

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
MARCH 31, 2017

(UNAUDITED)

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

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2017.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	528,000	—

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $144,000 and $225,000 for the years ended March 31, 2017 and 2016, respectively.

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
MARCH 31, 2017

(UNAUDITED)

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

During the quarter ended March 31, 2017 the Company converted a total of $45,000 of the 2006 Debentures into common stock of the Company.  As of March 31, 2017, the balance of the 2006 Debentures is $844,000.

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

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

The conversion price of the Convertible Debentures is subject to full ratchet anti-dilution adjustment in the event that the Company thereafter issues common stock or common stock equivalents at a price per share less than the conversion price or the exercise price, respectively, and to other normal and customary anti-dilution adjustment upon certain other events. As a result of the full ratchet anti-dilution provision, the current conversion price is the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company and the default conversion price is 65% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion.

The holders of the Convertible Debentures have contractually agreed to restrict their ability to convert their Convertible Debentures and receive shares of our common stock such that the number of shares of the Company common stock held by holders and its affiliates after such conversion or exercise does not exceed 4.9% or 9.9% of the Company’s then issued and outstanding shares of common stock.

Note Agreement	Balance at March 31, 2017	Balance at December 31, 2016

2009 Debentures	$305,000	$305,000
June 2011 Debentures	45,000	64,000
November 2011 Debentures	125,000	125,000
March 2012 Debentures	40,000	140,000
May 2012 Debentures	95,000	225,000
December 2012 Debentures	390,000	425,000
November 2013 Debentures	149,000	172,000
July 2014 Debentures	2,590,000	3,140,000
October 2014 Debentures	1,250,000	1,250,000
March 2015 Debentures	1,738,000	2,175,000
July 2015 Debentures	500,000	500,000
October 2015 Debentures	300,000	330,000
November 2015 Debentures	150,000	190,000
December 2015 Debentures	200,000	200,000
January 2016 Debentures	62,000	150,000
May 2016 Debentures	1,424,000	1,503,000
September 2016 Debentures	225,000	250,000
January 2017 Debentures	924,000	-
March 2017 Debentures	232,000	-

Total convertible debentures	$10,744,000	$11,144,000
Less: discount	(708,000)	(794,000)
Total convertible debentures, net of discount	$10,036,000	$10,350,000

Total short term convertible debentures, net of discount	$10,036,000	$10,350,000

Settlement Note Payable

On August 8, 2012, a Settlement Agreement and Mutual General Release ("Agreement") was made by and between OXIS and Bristol Investment Fund, Ltd., in order to settle certain claims regarding certain convertible debentures held by Bristol.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

Pursuant to the Agreement, OXIS shall pay Bristol (half of which payment would redound to Theorem Capital LLC (“Theorem”)) a total of $1,119,778 as payment in full for the losses suffered and all costs incurred by Bristol in connection with the Transaction. Payment of such $1,119,778 shall be made as follows: OXIS shall issue restricted common stock to each of Bristol and Theorem, in an amount such that each Bristol and Theorem shall hold no more than 9.99% of the outstanding shares of OXIS (including any shares that each may hold as of the date of issuance). The shares so issued represent $417,475.65 of the $1,119,778 payment (111,327 shares at $3.75 per share, of which 36,675 will be retained by Bristol and 74,652 will be issued to Theorem). The remaining balance of the payment shall be made in the form of two convertible promissory notes in the respective amounts of $422,357.75 for Bristol and $279,944.60 for Theorem (collectively, the “Notes”) with a maturity of December 1, 2017 having an 8% annual interest rate, with interest only accruing until January 1, 2013, and then level payments of $3,750 each beginning January 1, 2013 until paid in full on December 1, 2017. In the event a default in the monthly payments on the Notes has occurred and is continuing each holder of the Notes shall be permitted to convert the unpaid principal and interest of the Notes into shares of OXIS at $0.40 cents per share. In the absence of such continuing default no conversion of the Notes will be permitted. OXIS will have the right to repay the Notes in full at any time without penalty. This settlement note payable is currently in default and has a balance of $691,000 as of March 31, 2017.

Demand Notes

On February 7, 2011 the Company entered into a convertible demand promissory note with Bristol pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “February 2011 Bristol Note”). The February 2011 Bristol Note is convertible into shares of common stock of the Company at a price equal to the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company. During the quarter ended March 31, 2017 the Company converted the entire balance of $31,375 into common stock of the Company.

On March 4, 2011 the Company entered into a convertible demand promissory note with Bristol pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “March 2011 Bristol Note”). The March 2011 Bristol Note is convertible at the option of the holder at any time into shares of common stock, at a price equal to the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company. During the quarter ended March 31, 2017 the Company converted the entire balance of $31,375 into common stock of the Company.

On October 26, 2011 the Company entered into a convertible demand promissory note with Theorem pursuant to which Theorem purchased an aggregate principal amount of $200,000 of convertible demand promissory notes for an aggregate purchase price of $157,217 (the “October 2011 Theorem Note”). The October 2011 Theorem Note is convertible into shares of common stock of the Company, at a price equal to the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company. During the quarter ended March 31, 2017 the Company converted the entire balance of $200,000 into common stock of the Company.

In December, 2013, the Company entered into a convertible demand promissory note with an initial principal balance of $189,662 convertible at a price equal to the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company.

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at March 31, 2017.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

3.
Stockholders' Equity

Common Stock

During the quarter ended March 31, 2017 the Registrant has issued a total of 91,064,060 shares of common stock to a total of eleven entities or individuals in exchange for the cancellation of debt in the total amount of $1,863,000 and interest in the total amount of $442,000.

The Registrant also issued 583,333 shares of common stock to one entity upon the exercise of warrants on a cashless basis.

Preferred Stock

On January 8, 2016 the Company entered into an Exchange Agreement with certain investors together holding 25,000 shares of Series H Preferred Stock and 1,666,667 shares of Series I Preferred Stock have agreed to convert all such shares of Preferred Stock into an aggregate of 4.9% of the fully diluted shares of Common Stock upon successful completion by the Company of a $6 million financing.

4.
Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2016	373,833	$4.76
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2017	373,833	$4.76

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2015	4,665,201	$0.05
Granted	48,890,317	0.05
Forfeited	-	-
Exercised	(583,333)	0.05
Outstanding as of March 31, 2016	52,972,185	$0.05

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

6.
Subsequent Events

Common Stock

During the second quarter of 2017 the Registrant has issued a total of 21,800,294 shares of common stock to a total of eleven entities or individuals in exchange for the cancellation of debt in the total amount of $148,753 and interest in the total amount of $35,444.

Convertible Notes

In April 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $170,000 and warrants to acquire up to 3,400,000 shares of the Company's common stock at an exercise price of $0.05 per share.

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

Oxis began enrolling patients in Phase 2 trial of OXS-1550 during the first quarter of 2017. at the University of Minnesota's Masonic Cancer Center. The first patient began dosing in April 2017.

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

Financing

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

In April 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $170,000 and warrants to acquire up to 3,400,000 shares of the Company's common stock at an exercise price of $0.05 per share.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Research and Development Expenses

During the three months ended March 31, 2017 and 2016, we incurred $144,000 and $225,000 of research and development expenses.

Selling, general and administrative expenses

During the three months ended March 31, 2017 and 2016, we incurred $1,394,000 and $3,676,000 of selling, general and administrative expenses.  The decrease in selling, general and administrative expenses is primarily attributable to an decrease in professional fees and stock compensation.

Change in value of warrant and derivative liabilities

During the three months ended March 31, 2017, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $2,743,000, compared to a gain of $31,496,000 during the three months ended March 31,2016. We recorded a gain as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $3,520,000 and $1,646,000 for the three months ended March 31, 2017 and 2016 respectively.  The increase is primarily due to a increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

 Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $235,000. This cash and cash equivalents is in part the result of the proceeds from borrowings in 2017. On the same day we had total current assets of $235,000, and a working capital deficit of $18,113,000. Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $4-5 million of capital.

During the quarter ending March 31, 2017, the Company entered into convertible debentures totaling $866,000.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the three months ended March 31, 2017 and 2016, we issued warrants to purchase 173,181,000 and 120,000 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2017.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

As of March 31, 2017, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of March 31, 2017.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of March 31, 2017.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In May, 2015, Aaion Partners Inc, a consulting firm, filed a breach of contract action against the Company in the Superior Court of California County of Los Angeles, Case No: BC581098. The lawsuit sought payment under a consulting agreement. In July, 2015, the Company filed a cross-claim against Aaion Partners Inc. for breach of contract and tort claims. In December 2015, we settled this claim for $150,000 to be made in three cash payments and 11,429 shares of restricted common stock. The Company paid $50,000 of the cash due and issued the stock owed. The remaining two payments were not made timely but settlement was finally and fully resolved upon payment by the Company of an additional $132,231. The case was then dismissed in January 2017.

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

In April 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $0.05 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $170,000 and warrants to acquire up to 3,400,000 shares of the Company's common stock at an exercise price of $0.05 per share.

These convertible debentures were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

Item 3.  Defaults Upon Senior Securities.

There have been no material changes from the disclosure provided in Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

OXIS International, Inc.

Dated: April 28, 2017	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	April 28, 2017
Anthony J. Cataldo

/s/ Steven Weldon	Chief Financial Officer (Principal Accounting Officer), President and Director	April 28, 2017
Steven Weldon