Form 10-Q
period 2017-06-30
GT Biopharma, Inc.
filed 2017-08-11
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017.

☐ For the transition period from  to  .

Commission File Number 0-8092

GT BIOPHARMA, INC.
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At August 11, 2017, the issuer had outstanding the indicated number of shares of common stock:  496,441.

GT BIOPHARMA, INC. AND SUBSIDIARIES
FORM 10-Q
For the Six Months Ended June 30, 2017

GT Biopharma, Inc. and Subsidiaries
as of June 30,2017 and December 31, 2016
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$39,000	$19,000
Prepaid expenses	-	2,000
Total Current Assets	39,000	21,000
Fixed assets, net	3,000	4,000
Total Other Assets	3,000	4,000
TOTAL ASSETS	$42,000	$25,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,347,000	$2,100,000
Accrued interest	4,339,000	3,800,000
Accrued expenses	57,000	219,000
Line of credit	31,000	31,000
Warrant liability	964,000	417,000
Settlement note payable	691,000	691,000
Demand notes payable	190,000	452,000
Convertible debentures, net of discount of $215,000 and $794,000, current portion	10,663,000	10,350,000
Convertible debentures	844,000	889,000
Total Current Liabilities	20,126,000	18,949,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2,000	2,000
Common stock - $0.001 par value; 750,000,000 shares authorized; and 496,441 and 104,218 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	0	0
Additional paid-in capital	109,876,000	105,891,000
Accumulated deficit	(129,794,000)	(124,649,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(20,084,000)	(18,924,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Product revenues	$-	$-	$-	$-
License revenue	-	-	-	-
Total revenue	-	-	-	-
Cost of product revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Research and development	241,000	250,000	385,000	475,000
Selling, general and administrative expenses	1,044,000	1,871,000	2,438,000	5,547,000
Total operating expenses	1,285,000	2,121,000	2,823,000	6,022,000
Loss from operations	(1,285,000)	(2,121,000)	(2,823,000)	(6,022,000)
Other income (expense)
Change in value of warrant and derivative liabilities	(367,000)	5,263,000	2,376,000	36,759,000
Interest expense	(1,178,000)	(1,599,000)	(4,698,000)	(3,245,000)
Total other income (expense)	(1,545,000)	3,664,000	(2,322,000)	33,514,000
Income (loss) before minority interest and provision for income taxes	(2,830,000)	1,543,000	(5,145,000)	27,492,000
Plus: net (income) loss attributable to the noncontrolling interest	-	-	-	-
Income before provision for income taxes	(2,830,000)	1,543,000	(5,145,000)	27,492,000
Provision for income tax	-	-	-	-
Net income (loss)	(2,830,000)	1,543,000	(5,145,000)	27,492,000
Weighted average common shares outstanding – basis and diluted
Basic	479,053	77,785	335,450	67,918
Diluted	479,053	84,690	335,450	67,918
Net income (loss) per share
Basic	$(5.91)	$19.84	$(15.34)	$404.78
Diluted	$(5.91)	$18.22	$(15.34)	$404.78

The accompanying condensed notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016

	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(5,145,000)	$27,492,000
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	1,000	-
Stock compensation expense for options and warrants issued to employees and non-employees	1,524,000	4,051,000
Amortization of debt discounts	1,376,000	972,000
Note allonge	100,000	-
Non-cash interest expense	2,197,000	1,504,000
Change in value of warrant and derivative liabilities	(2,376,000)	(36,759,000)
Changes in operating assets and liabilities:
Other assets	-	0
Accounts payable and accrued liabilities	1,282,000	1,508,000
Net cash used in operating activities	(1,041,000)	(1,232,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	0	0
Net cash used by investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,061,000	1,540,000
Repayment of note payable	-	-
Net cash provided by financing activities	1,061,000	1,540,000
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,000	308,000
CASH AND CASH EQUIVALENTS - Beginning of period	19,000	47,000
CASH AND CASH EQUIVALENTS - End of period	$39,000	$355,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$2,025,000	$1,429,000
Issuance of common stock upon conversion of accrued interest	$486,000	$270,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

1.
The Company and Summary of Significant Accounting Policies

GT Biopharma, Inc. (collectively, “OXIS” or the “Company”) is engaged in discovering, developing and commercializing novel therapeutics from our proprietary product platform in a broad range of disease areas. Currently, OXIS develops innovative drugs focused on the treatment of cancer.  OXIS' lead drug candidate, OXS-2175, is a small molecule therapeutic candidate targeting the treatment of triple-negative breast cancer.  In in vitro and in vivo models of TNBC, OXS-2175 demonstrated the ability to inhibit metastasis.  OXIS' lead drug candidate, OXS-4235, also a small molecule therapeutic candidate, targets the treatment of multiple myeloma and associated osteolytic lesions.  In in vitro and in vivo models of multiple myeloma, OXS-4235 demonstrated the ability to kill multiple myeloma cells, and decrease osteolytic lesions in bone. OXIS' lead drug candidate, OXS-1550, is a bispecific scFv recombinant fusion protein-drug conjugate composed of the variable regions of the heavy and light chains of anti-CD19 and anti-CD22 antibodies and a modified form of diphtheria toxin as its cytotoxic drug payload. OXS-1550 has demonstrated success in early human clinical trials in patients with relapsed/refractory B-cell lymphoma or leukemia.

In 1965, the corporate predecessor of OXIS, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. In July 2017, the Company changed its name to GT Biopharma, Inc.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $129,794,000 through June 30, 2017.  On a consolidated basis, the Company had cash and cash equivalents of $39,000 at June 30, 2017. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

Basis of Consolidation and Comprehensive Income

The accompanying consolidated financial statements include the accounts of GT Biopharma, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company's financial statements are prepared using the accrual method of accounting.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company does not have balances in excess of this limit at June 30, 2017.

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

The Company granted no stock options during the six months ended June 30, 2017 and 2016, respectively

Recent Accounting Pronouncement

In July 2017, The Financial Accounting Standards Board issued Accounting Standards Update 2017-11 “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”) to address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. Part I of the amendment change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. Part II of the update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. Part I of ASU 2017-11 is effective for public business entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has a number of equity linked financial instruments with down round provisions and is currently evaluating the impact of adopting ASU-2017-11.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 1,030,951 and 43,002 as of June 30, 2017 and 2016, respectively.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

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

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2017.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Warrant liability	—	964,000	—

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $385,000 and $475,000 for the six months ended June 30, 2017 and 2016, respectively.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

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

Pursuant to the terms of the 2006 Purchase Agreement, the Company issued the 2006 Debentures in an aggregate principal amount of $1,694,250 to the 2006 Purchasers. The 2006 Debentures are subject to an original issue discount of 20.318% resulting in proceeds to the Company of $1,350,000 from the transaction. The 2006 Debentures were due on October 25, 2008. The 2006 Debentures are convertible, at the option of the 2006 Purchasers, at any time prior to payment in full, into shares of common stock of the Company. As a result of the full ratchet anti-dilution provision the current conversion price is the lesser of $120.00 or 60% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion (the “2006 Conversion Price”). Beginning on the first of the month beginning February 1, 2007, the Company was required to amortize the 2006 Debentures in equal installments on a monthly basis resulting in a complete repayment by the maturity date (the “Monthly Redemption Amounts”). The Monthly Redemption Amounts could have been paid in cash or in shares, subject to certain restrictions. If the Company chose to make any Monthly Redemption Amount payment in shares of common stock, the price per share would have been the lesser of the Conversion Price then in effect and 85% of the weighted average price for the 10-trading days prior to the due date of the Monthly Redemption Amount. The Company did not make any of the required monthly redemption payments.

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

During the six months ended June 30, 2017 the Company converted a total of $45,000 of the 2006 Debentures into common stock of the Company.  As of June 30, 2017, the balance of the 2006 Debentures is $844,000.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

Convertible debentures

From October 2009 to September 2016, the Company has entered into multiple convertible debenture arrangements with several accredited investors (“Convertible Debentures”). Interest on the Convertible Debentures ranges for 0% to 18% with a default rate of 18%. The Convertible Debentures are either two year or six month notes.

The conversion price of the Convertible Debentures is subject to full ratchet anti-dilution adjustment in the event that the Company thereafter issues common stock or common stock equivalents at a price per share less than the conversion price or the exercise price, respectively, and to other normal and customary anti-dilution adjustment upon certain other events. As a result of the full ratchet anti-dilution provision, the current conversion price is the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company and the default conversion price is 65% of the average of the lowest three trading prices occurring at any time during the 20 trading days preceding conversion.

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

Note Agreement	Balance at June 30, 2017	Balance at December 31, 2016

2009 Debentures	$305,000	$305,000
June 2011 Debentures	45,000	64,000
November 2011 Debentures	125,000	125,000
March 2012 Debentures	40,000	140,000
May 2012 Debentures	95,000	225,000
December 2012 Debentures	390,000	425,000
November 2013 Debentures	149,000	172,000
July 2014 Debentures	2,590,000	3,140,000
October 2014 Debentures	1,221,000	1,250,000
March 2015 Debentures	1,689,000	2,175,000
July 2015 Debentures	500,000	500,000
October 2015 Debentures	300,000	330,000
November 2015 Debentures	150,000	190,000
December 2015 Debentures	200,000	200,000
January 2016 Debentures	-	150,000
May 2016 Debentures	1,503,000	1,503,000
September 2016 Debentures	225,000	250,000
January 2017 Debentures	924,000	-
March 2017 Debentures	232,000
April 2017 Debentures	195,000	-

Total convertible debentures	$10,878,000	$11,144,000
Less: discount	(215,000)	(794,000)
Total convertible debentures, net of discount	$10,663,000	$10,350,000

Total short term convertible debentures, net of discount	$10,663,000	$10,350,000

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

Settlement Note Payable

On August 8, 2012, a Settlement Agreement and Mutual General Release ("Agreement") was made by and between OXIS and Bristol Investment Fund, Ltd., in order to settle certain claims regarding certain convertible debentures held by Bristol.

Pursuant to the Agreement, OXIS shall pay Bristol (half of which payment would redound to Theorem Capital LLC (“Theorem”)) a total of $1,119,778 as payment in full for the losses suffered and all costs incurred by Bristol in connection with the Transaction. Payment of such $1,119,778 shall be made as follows: OXIS shall issue restricted common stock to each of Bristol and Theorem, in an amount such that each Bristol and Theorem shall hold no more than 9.99% of the outstanding shares of OXIS (including any shares that each may hold as of the date of issuance). The shares so issued represent $417,475.65 of the $1,119,778 payment (371 shares at $1,125.00 per share, of which 122 will be retained by Bristol and 249 will be issued to Theorem). The remaining balance of the payment shall be made in the form of two convertible promissory notes in the respective amounts of $422,357.75 for Bristol and $279,944.60 for Theorem (collectively, the “Notes”) with a maturity of December 1, 2017 having an 8% annual interest rate, with interest only accruing until January 1, 2013, and then level payments of $3,750 each beginning January 1, 2013 until paid in full on December 1, 2017. In the event a default in the monthly payments on the Notes has occurred and is continuing each holder of the Notes shall be permitted to convert the unpaid principal and interest of the Notes into shares of OXIS at $15 per share. In the absence of such continuing default no conversion of the Notes will be permitted. OXIS will have the right to repay the Notes in full at any time without penalty. This settlement note payable is currently in default and has a balance of $691,000 as of June 30, 2017.

Demand Notes

On February 7, 2011 the Company entered into a convertible demand promissory note with Bristol pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “February 2011 Bristol Note”). The February 2011 Bristol Note is convertible into shares of common stock of the Company at a price equal to the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company. During the quarter ended March 31, 2017 the Company converted the entire balance of $31,375 into common stock of the Company.

  On March 4, 2011 the Company entered into a convertible demand promissory note with Bristol pursuant to which Bristol purchased an aggregate principal amount of $31,375 of convertible demand promissory notes for an aggregate purchase price of $25,000 (the “March 2011 Bristol Note”). The March 2011 Bristol Note is convertible at the option of the holder at any time into shares of common stock, at a price equal to the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company. During the quarter ended March 31, 2017 the Company converted the entire balance of $31,375 into common stock of the Company.

On October 26, 2011 the Company entered into a convertible demand promissory note with Theorem pursuant to which Theorem purchased an aggregate principal amount of $200,000 of convertible demand promissory notes for an aggregate purchase price of $157,217 (the “October 2011 Theorem Note”). The October 2011 Theorem Note is convertible into shares of common stock of the Company, at a price equal to the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company. During the quarter ended March 31, 2017 the Company converted the entire balance of $200,000 into common stock of the Company.

In December, 2013, the Company entered into a convertible demand promissory note with an initial principal balance of $189,662 convertible at a price equal to the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at June 30, 2017.

3.
Stockholders' Equity

Common Stock

During the six months ended June 30, 2017 the Registrant has issued a total of 418,448 shares of common stock to a total of eleven entities or individuals in exchange for the cancellation of debt in the total amount of $2,025,000 and interest in the total amount of $486,000.

The Registrant also issued 1,944 shares of common stock to one entity upon the exercise of warrants on a cashless basis.

Preferred Stock

On January 8, 2016, the Company entered into an Exchange Agreement with certain investors together holding 25,000 shares of Series H Preferred Stock and 1,666,667 shares of Series I Preferred Stock have agreed to convert all such shares of Preferred Stock into an aggregate of 4.9% of the fully diluted shares of Common Stock upon successful completion by the Company of a $6 million financing.

4.
Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2016	1,246	$1,428.12
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2017	1,246	$1,428.12

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2016	15,550	$15.00
Granted	175,968	15.00
Forfeited	-	-
Exercised	(1,944)	15.00
Outstanding as of June 30, 2017	189,574	$15.00

6.
Subsequent Events

Convertible Notes

In July 2017, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures with an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $650,000 and warrants to acquire up to 43,333 shares of the Company's common stock at an exercise price of $15.00 per share.

Stock Split

In July 2017, the Company approved a one for three hundred reverse stock split. The Company has reported the effect of the split retroactively for all periods presented.

Common Shares

In July 2017, the Company amended its articles of incorporation to change the number of authorized common shares to 750,000,000 shares of $.001 par value stock.

Agreements

Oxis International, Inc. has engaged EMLL Group, LLC to provide public relations/investor relations services to Oxis for a six month period beginning on July 17, 2017. EMLL Group, LLC will provide exposure and communications of Oxis corporate plans and developments to current and potential investors.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2016.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

Throughout this Quarterly Report on Form 10-Q, the terms “OXIS,” “we,” “us,” “our,” “the company” and “our company” refer to GT Biopharma, Inc., a Delaware corporation formerly known as DDI Pharmaceuticals, Inc., Diagnostic Data, Inc and Oxis International, Inc, together with our subsidiaries.

Overview

GT Biopharma, Inc., through its wholly owned subsidiary Oxis Biotech, Inc, is an immuno-oncology company with a robust technology platform consisting of bispecific and trispecific scFv constructs, full-length antibodies, proprietary drug payloads, proprietary antibody-drug linkers, dual-drug payload antibody-drug conjugates (ADCs), bispecific targeted ADCs, and NK cell and T-cell antibody directed cell-mediated cytotoxic (ADDCs) agents.

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

U.S. Patent and Trademark Office approved and issued Patent No. 9,580,382 for drug candidate OXIS-4235 for the treatment of myeloma in July 2017.

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

TriKE Agreements

In March 2017, we entered a new one-year Sponsored Research Agreement with the University of Minnesota. The purpose of this agreement is to determine toxicities and in vivo behavior in our Trispecific Killer Engager (TriKE) technology licensed by Oxis from the University of Minnesota.

In June 2017, we entered into a co-development partnership agreement with Altor BioScience Corp. in which the companies will collaborate exclusively in the clinical development of a novel 161533 TriKE fusion protein for cancer therapies using Oxis' trispecific killer engager (TriKE) technology.

Financing

In January 2017, the Company entered into a securities purchase agreement with eight accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $633,593 and warrants to acquire up to 42,239 shares of the Company's common stock at an exercise price of $15.00 per share.

In March 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $232,313 and warrants to acquire up to 15,487 shares of the Company's common stock at an exercise price of $15.00 per share.

In April 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $70,000 and warrants to acquire up to 4,666 shares of the Company's common stock at an exercise price of $15.00 per share.

In May 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $125,000 and warrants to acquire up to 8,333 shares of the Company's common stock at an exercise price of $15.00 per share.

In July 2017, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $650,000 and warrants to acquire up to 43,333 shares of the Company's common stock at an exercise price of $15.00 per share.

Letter of Intent

In July 2017 the Company announced that the it agreed to acquire Georgetown Translational Pharmaceuticals, Inc. (GTP) and hire a new Chief Executive Officer and Chief Medical Officer. The Company has agreed to pay 33 percent of its outstanding shares to GTP to complete the transaction, which is expected to close on or before 90 days as per the agreement. GTP is a privately-owned biotechnology company focused on acquiring or discovering and patenting late-stage, de-risked, and close-to-market improved treatments for CNS disease (Neurology and Pain) and shepherding the products through the FDA approval process to the NDA. GTP products currently include treatment for neuropathic pain, refractory epilepsies, the symptoms of myasthenia gravis, and motion sickness.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Research and Development Expenses

During the three months ended June 30, 2017 and 2016, we incurred $241,000 and $250,000 of research and development expenses.

Selling, general and administrative expenses

During the three months ended June 30, 2017 and 2016, we incurred $1,044,000 and $1,871,000 of selling, general and administrative expenses.  The decrease in selling, general and administrative expenses is primarily attributable to an decrease in professional fees and stock compensation.

Change in value of warrant and derivative liabilities

During the three months ended June 30, 2017, we recorded a loss as a result of an increase in the fair market value of outstanding warrants and beneficial conversion features of $367,000, compared to a gain of $5,263,000 during the three months ended June 31, 2016. We recorded a loss as a result of an increase in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $1,178,000 and $1,599,000 for the three months ended June 30, 2017 and 2016 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

Comparison of the Six Months Ended June 30, 2017 and 2016

Research and Development Expenses

During the six months ended June 30, 2017 and 2016, we incurred $385,000 and $475,000 of research and development expenses.

Selling, general and administrative expenses

During the six months ended June 30, 2017 and 2016, we incurred $2,438,000 and $5,547,000 of selling, general and administrative expenses.  The decrease in selling, general and administrative expenses is primarily attributable to an decrease in professional fees and stock compensation.

Change in value of warrant and derivative liabilities

During the six months ended June 30, 2017, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $2,376,000, compared to a gain of $36,759,000 during the six months ended June 31, 2016. We recorded a gain as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $4,698,000 and $3,245,000 for the six months ended June 30, 2017 and 2016 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

 Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $39,000. This cash and cash equivalents is in part the result of the proceeds from borrowings in 2017. On the same day we had total current assets of $39,000, and a working capital deficit of $20,087,000. Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $4-5 million of capital.

During the six months ending June 30, 2017, the Company entered into convertible debentures totaling $1,351,000.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Basis of Consolidation

The consolidated financial statements contained in this report include the accounts of GT Biopharma, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the six months ended June 30, 2017 and 2016, we issued warrants to purchase 175,968 and 11,584 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2017.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

As of June 30, 2017, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of June 30, 2017.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of June 30, 2017.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

In January 2017, the Company entered into a securities purchase agreement with eight accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $633,593 and warrants to acquire up to 42,240 shares of the Company's common stock at an exercise price of $15.00 per share.

In March 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $232,313 and warrants to acquire up to 15,487 shares of the Company's common stock at an exercise price of $15.00 per share.

In April 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $70,000 and warrants to acquire up to 46,666 shares of the Company's common stock at an exercise price of $15.00 per share.

In May 2017, the Company entered into a securities purchase agreement with two accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $125,000 and warrants to acquire up to 8,333 shares of the Company's common stock at an exercise price of $15.00 per share.

In July 2017, the Company entered into a securities purchase agreement with one accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $650,000 and warrants to acquire up to 43,333 shares of the Company's common stock at an exercise price of $15.00 per share.

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

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
10.1	License Agreement with ID4 Pharma LLC
10.2	License Agreement with MultiCell Immunotherapeutics, Inc.
10.3	License Agreement with the University of Minnesota
10.4	License Agreement with Daniel A. Vallera, Ph.D.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Biopharma, Inc.

Dated: August 11, 2017	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Chairman of the Board, Chief Executive Officer and President of Oxis Biotech	August 11, 2017
Anthony J. Cataldo

/s/ Steven Weldon	Chief Financial Officer (Principal Accounting Officer), President and Director	August 11, 2017
Steven Weldon