Form 10-Q
period 2017-09-30
GT Biopharma, Inc.
filed 2017-11-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017.

☐ For the transition period from__________to___________  .

Commission File Number 0-8092

GT BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)

1825 K Street, Suite 510
Washington, D.C. 20006
 (Address of principal executive offices and zip code)

100 South Ashley Drive, Suite 600
Tampa, FL 33602
 (Former address of principal executive offices and zip code)

(800) 304-9888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At November 14, 2017, the issuer had outstanding the indicated number of shares of common stock:  49,767,978.

GT BIOPHARMA, INC. AND SUBSIDIARIES
FORM 10-Q
For the Nine Months Ended September 30, 2017

GT Biopharma, Inc. and Subsidiaries
as of September 30, 2017 and December 31, 2016
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,732,000	$19,000
Prepaid expenses	-	2,000
Total Current Assets	2,732,000	21,000

Goodwill	253,777,000	-
Deposits	9,000	-
Fixed assets, net	2,000	4,000
Total Other Assets	253,788,000	4,000
TOTAL ASSETS	$256,520,000	$25,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,714,000	$2,100,000
Accrued interest	-	3,800,000
Accrued expenses	57,000	219,000
Line of credit	31,000	31,000
Warrant liability	-	417,000
Settlement note payable	-	691,000
Demand notes payable	-	452,000
Convertible debentures, net of discount of $-0- and $764,000, current portion	-	10,350,000
Convertible debentures	-	889,000
Total Current Liabilities	2,802,000	18,949,000

Total liabilities	2,802,000	18,949,000

Stockholders’ Equity (Deficit):
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,000	1,000
Series H – -0- and 25,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Series I – -0- shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	2,000
Series J – 1,513,548 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,000	-
Common stock - $0.001 par value; 750,000,000 shares authorized; and 49,767,978 and 104,218 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	50,000	-
Additional paid-in capital	515,706,000	105,891,000
Accumulated deficit	(261,870,000)	(124,649,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Equity (Deficit)	253,718,000	(18,924,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$256,520,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Six Months Ended September 30, 2017 and 2016 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Product revenues	$-	$-	$-	$-
License revenue	-	-	-	-
Total revenue	-	-	-	-
Cost of product revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Research and development	526,000	250,000	911,000	725,000
Selling, general and administrative expenses	126,330,000	2,280,000	128,768,000	7,827,000
Total operating expenses	126,856,000	2,530,000	129,679,000	8,552,000
Loss from operations	(126,856,000)	(2,530,000)	(129,679,000)	(8,552,000)
Other income (expense)
Change in value of warrant and derivative liabilities	(1,451,000)	436,000	925,000	37,195,000
Interest expense	(3,769,000)	(1,536,000)	(8,467,000)	(4,781,000)
Total other income (expense)	(5,220,000)	(1,100,000)	(7,542,000)	32,414,000
Income (loss) before minority interest and provision for income taxes	(132,076,000)	(3,630,000)	(137,221,000)	23,862,000
Plus: net (income) loss attributable to the noncontrolling interest	-	-	-	-
Income (loss) before provision for income taxes	(132,076,000)	(3,630,000)	(137,221,000)	23,862,000
Provision for income tax	-	-	-	-
Net income (loss)	(132,076,000)	(3,630,000)	(137,221,000)	23,862,000
Weighted average common shares outstanding – basis and diluted
Basic	16,027,687	91,540	5,628,529	75,522
Diluted	16,027,687	91,540	5,628,529	75,522
Net income (loss) per share
Basic	$(8.24)	$(39.65)	$(24.38)	$315.96
Diluted	$(8.24)	$(39.65)	$(24.38)	$315.96

The accompanying condensed notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016

	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(137,221,000)	$23,862,000
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	2,000	1,000
Stock compensation expense for options and warrants issued to employees and non-employees	125,905,000	5,812,000
Amortization of debt discounts	4,791,000	1,625,000
Note allonge	100,000	-
Non-cash interest expense	2,197,000	1,697,000
Change in value of warrant and derivative liabilities	(925,000)	(37,195,000)
Changes in operating assets and liabilities:
Other assets	(7,000)	0
Accounts payable and accrued liabilities	1,880,000	2,403,000
Net cash used in operating activities	(3,278,000)	(1,795,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,991,000	1,902,000
Repayment of note payable	-	-
Net cash provided by financing activities	5,991,000	1,902,000
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,713,000	107,000
CASH AND CASH EQUIVALENTS - Beginning of period	19,000	47,000
CASH AND CASH EQUIVALENTS - End of period	$2,732,000	$154,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$-	$1,794,000
Issuance of common stock upon conversion of accrued interest	$-	$346,000
Acquisition of intangibles through issuance of common stock	$253,777,000	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2017

(UNAUDITED)

1.
The Company and Summary of Significant Accounting Policies

In 1965, the corporate predecessor of GT Biopharma, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972; and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. In July 2017, the Company changed its name to GT Biopharma, Inc.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $261,870,000 through September 30, 2017.  On a consolidated basis, the Company had cash and cash equivalents of $2,732,000 at September 30, 2017. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2017

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has balances in excess of this limit totaling 2,480,141 at September 30, 2017.

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

The Company granted no stock options during the nine months ended September 30, 2017 and 2016, respectively

Recent Accounting Pronouncement

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. Lessees are required to be classified as either operating or finance on the income statements based on criteria that are largely similar to those applied in current lease accounting. The guidance becomes effective on January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this update will have on its condensed consolidated financial statements.

In July 2017, The Financial Accounting Standards Board issued Accounting Standards Update 2017-11 “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”) to address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. Part I of the amendment change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. Part II of the update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. Part I of ASU 2017-11 is effective for public business entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company had a number of equity linked financial instruments with down round provisions which were converted to common stock during the quarter ended September 30, 2017.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2017

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 1,514,905 and 128,034 as of September 30, 2017 and 2016, respectively.

Goodwill and Other Intangible Assets

Certain intangible assets were acquired as part of a business combination, and have been capitalized at their acquisition date fair value. Acquired definite life intangible assets are amortized using the straight-line method over their respective estimated useful lives.  The Company evaluates the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2017

(UNAUDITED)

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

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $911,000 and $725,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2017

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

During the nine months ended September 30, 2017 the Company converted the remaining balance of $889,000 of the 2006 Debentures into common stock of the Company.

Convertible debentures

From October 2009 to August 2017, the Company has entered into multiple convertible debenture arrangements with several accredited investors (“Convertible Debentures”). Interest on the Convertible Debentures ranges for 0% to 18% with a default rate of 18%. The Convertible Debentures are either two year or six month notes.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2017

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

The holders of the Convertible Debentures have contractually agreed to restrict their ability to convert their Convertible Debentures and receive shares of our common stock such that the number of shares of the Company common stock held by holders and its affiliates after such conversion or exercise does not exceed 4.9% or 9.9% of the Company’s then issued and outstanding shares of common stock. On August 31, 2017, the Company converted all Convertible Debentures into common and Series J preferred stock of the Company.

Note Agreement	Balance at September 30, 2017	Balance at December 31, 2016

2009 Debentures	$-	$305,000
June 2011 Debentures	-	64,000
November 2011 Debentures	-	125,000
March 2012 Debentures	-	140,000
May 2012 Debentures	-	225,000
December 2012 Debentures	-	425,000
November 2013 Debentures	-	172,000
July 2014 Debentures	-	3,140,000
October 2014 Debentures	-	1,250,000
March 2015 Debentures	-	2,175,000
July 2015 Debentures	-	500,000
October 2015 Debentures	-	330,000
November 2015 Debentures	-	190,000
December 2015 Debentures	-	200,000
January 2016 Debentures	-	150,000
May 2016 Debentures	-	1,503,000
September 2016 Debentures	-	250,000
January 2017 Debentures	-	-
March 2017 Debentures	-	-
April 2017 Debentures	-	-
July 2017 Debentures	-	-
August 2017 Debentures	-

Total convertible debentures	$-	$11,144,000
Less: discount	-	(794,000)
Total convertible debentures, net of discount	$-	$10,350,000

Total short term convertible debentures, net of discount	$-	$10,350,000

Settlement Note Payable

On August 8, 2012, a Settlement Agreement and Mutual General Release ("Agreement") was made by and between GT Biopharma and Bristol Investment Fund, Ltd., in order to settle certain claims regarding certain convertible debentures held by Bristol.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2017

(UNAUDITED)

Pursuant to the Agreement, GT Biopharma shall pay Bristol (half of which payment would redound to Theorem Capital LLC (“Theorem”)) a total of $1,119,778 as payment in full for the losses suffered and all costs incurred by Bristol in connection with the Transaction. Payment of such $1,119,778 shall be made as follows: GT Biopharma shall issue restricted common stock to each of Bristol and Theorem, in an amount such that each Bristol and Theorem shall hold no more than 9.99% of the outstanding shares of GT Biopharma (including any shares that each may hold as of the date of issuance). The shares so issued represent $417,475.65 of the $1,119,778 payment (371 shares at $1,125.00 per share, of which 122 will be retained by Bristol and 249 will be issued to Theorem). The remaining balance of the payment shall be made in the form of two convertible promissory notes in the respective amounts of $422,357.75 for Bristol and $279,944.60 for Theorem (collectively, the “Notes”) with a maturity of December 1, 2017 having an 8% annual interest rate, with interest only accruing until January 1, 2013, and then level payments of $3,750 each beginning January 1, 2013 until paid in full on December 1, 2017. In the event a default in the monthly payments on the Notes has occurred and is continuing each holder of the Notes shall be permitted to convert the unpaid principal and interest of the Notes into shares of GT Biopharma at $120.00 cents per share. In the absence of such continuing default no conversion of the Notes will be permitted. GT Biopharma will have the right to repay the Notes in full at any time without penalty. On August 31,2017 the Company converted the remaining balance of $691,000 of the Settlement Note Payable into common stock of the Company.

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

In December, 2013, the Company entered into a convertible demand promissory note with an initial principal balance of $189,662 convertible at a price equal to the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company. On August 31,2017, the Company converted the remaining balance of $189,662 of this Demand Note Payable into common stock of the Company.

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at September 30, 2017.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2017

(UNAUDITED)

3.
Stockholders' Equity

Stock Split

In July 2017, the Company approved a one for three hundred reverse stock split. The Company has reported the effect of the split retroactively for all periods presented.

Common Shares

In July 2017, the Company amended its articles of incorporation to change the number of authorized common shares to 750,000,000 shares of $.001 par value stock.

Common Stock

On September 1, 2017, the Company entered into an Agreement and Plan of Merger whereby it acquired 100% of the issued and outstanding capital stock of Georgetown Translational Pharmaceuticals, Inc. (GTP). GTP is a biotechnology company focused on acquiring or discovering and patenting late-stage, de-risked, and close-to-market improved treatments for CNS disease (Neurology and Pain) and shepherding the products through the FDA approval process to the NDA. In exchange for the ownership of GTP, the Company issued a total of 16,927,878 shares of its common stock to the three prior owners of GTP which represents 33% of the issued and outstanding capital stock of the Company.

During the nine months ended September 30, 2017, the Company has issued a total of 17,706,073 shares of common stock in exchange for the cancellation of debt in the total amount of $18,320,000 and interest in the total amount of $5,186,000.

During the nine months ended September 30, 2017, the Company issued 496,855 shares of common stock upon the exercise of warrants on a cashless basis.

During the nine months ended September 30, 2017, the Company converted 25,000 Series H and 1,666,667 Series I shares of preferred stock into 5,327,734 shares of common stock.

Preferred Stock

On September 1, 2017, the Company authorized 2,000,000 shares of Series J Preferred Stock. Shares of Series J Preferred Stock will have the same voting rights as shares of common stock with each share of Series J Preferred Stock entitled to one vote at a meeting of the shareholders of the Corporation. Shares of Series J Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by our board of directors. The holders of the Series J Preferred Stock will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of common stock. Each share of the Series J Preferred Stock is convertible into one share of our common stock at any time at the option of the holder.

On September 1, 2017 the Company issued a total of 700,278 shares of Series J Preferred Stock in exchange for the cancellation of debt in the total amount of $840,000.

On September 1, 2017 the Company issued 5,046 shares of Series J Preferred Stock upon the exercise of warrants on a cashless basis.

On September 1, 2017 the Company also issued 600,000 shares of Series J Preferred Stock to one entity as payment for $720,000 of consulting services provided to the Company.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2017

(UNAUDITED)

4.
Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2016	1,246	$1,428.12
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of September 30, 2017	1,246	$1,428.12

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2016	15,550	$15.00
Granted	486,351	15.00
Forfeited	-	-
Exercised	(501,901)	15.00
Outstanding as of September 30, 2017	-	$-

6.
Commitments and Contingencies

Leases
On September 1, 2017, the Company has entered into a three-year lease agreement for its office in Washington, D.C. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. These executory costs are not included in the table below. The Company recognizes rent expense under such arrangements on a straight-line basis over the effective term of each lease.

The following table summarizes the Company’s future minimum lease commitments as of September 30, 2017 (in thousands):

Year ending December 31:
2017	$27,000
2018	108,000
2019	108,000
2020	81,000
Total minimum lease payments	$324,000

Rent expense for the nine months ended September 30, 2017 and 2016 was $9,000 and $-0-, respectively.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2017

(UNAUDITED)

Employment Agreements

We entered into employment contracts with our executive officers on September 1, 2017, with Mr. Cataldo as executive chairman, Dr. Clarence-Smith as chief executive officer, Dr. Urbanski as chief medical officer and Mr. Weldon as chief financial officer.

Mr. Cataldo’s contract is for three years. Under the terms of his contract, he received an up-front restricted stock award of 5,129,600 common shares and will be paid an annual salary of $500,000. Dr. Clarence-Smith’s contract is for three years. Under the terms of her contract, she will receive an annual salary of $500,000 and an up-front restricted stock award in an amount to be determined by our board. Dr. Urbanski’s contract is for three years. Under the terms of his contract, he received a restricted stock award of 1,528,898 common shares that vest over two years and will be paid an annual salary of $400,000. All three executives are entitled to participate in any of our performance business plan. Mr. Weldon’s contract is for three years pursuant to which he received an up-front restricted stock award of 2,564,830 common shares and will be paid an annual salary of $400,000. All three executives are entitled to participate in any performance business plan established by us.

If any of our executive officers’ employment with us is terminated involuntarily, or any executive resigns with good reason as a result of a change in control, the executive will receive (i) all compensation and benefits earned through the date of termination of employment; (ii) a lump-sum payment equal to the greater of (a) the bonus paid or payable to the executive for the year immediately prior to the year in which the change in control occurred and (b) the target bonus under the performance bonus plan in effect immediately prior to the year in which the change in control occurs; (iii) a lump-sum payment equivalent to the remaining base salary (as it was in effect immediately prior to the change in control) due to the executive from the date of involuntary termination to the end of the term of the employment agreement or one half of the executive’s base salary then in effect, whichever is the greater; and (iv) reimbursement for the cost of medical, life, disability insurance coverage at a level equivalent to that provided by us for a period expiring upon the earlier of (a) one year or (b) the time the executive begins alternative employment where said insurance coverage is available and offered to the executive.

7.
Subsequent Events

 The Company evaluated subsequent events from September 30, 2017 through the date of this filing and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

Throughout this Quarterly Report on Form 10-Q, the terms “GT Biopharma,” “we,” “us,” “our,” “the company” and “our company” refer to GT Biopharma, Inc., a Delaware corporation formerly known as DDI Pharmaceuticals, Inc., Diagnostic Data, Inc and Oxis International, Inc, together with our subsidiaries.

Overview

We are an immuno-oncology company with a close-to-market central nervous system, or CNS, portfolio of products. Our immuno-oncology portfolio is based off a robust technology platform consisting of single-chain bi-, tri- and tetra-specific scFv’s, combined with proprietary antibody-drug linkers and drug payloads. Constructs include bispecific and trispecific scFv constructs, , proprietary drug payloads, bispecific targeted antibody-drug conjugates, or ADCs, as well as tri- and tetra-specific antibody-directed cellular cytotoxicity, or ADCC. Our proprietary tri- and tetra-specific ADCC platform engages natural killer cells, or NK cells. NK cells are cytotoxic lymphocytes of the innate immune system capable of immune surveillance. NK cells mediate ADCC through the highly potent CD16 activating receptor. Upon activation, NK cells deliver a store of membrane penetrating apoptosis-inducing molecules. Unlike T cells, NK cells do not require antigen priming.

Our CNS portfolio consists of innovative reformulations and/or repurposing of existing therapies. These new therapeutic agents address numerous unmet medical needs that can lead to improved efficacy while addressing tolerability and safety issues that tended to limit the usefulness of the original approved drug. These CNS drug candidates address disease states such as chronic neuropathic pain, myasthenia gravis and vestibular disorders.

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

OXS-1550 targets cancer cells expressing the CD19 receptor or CD22 receptor or both receptors.  When OXS-1550 binds to cancer cells, the cancer cells internalize OXS-1550, and are killed due to the action of drug’s cytotoxic diphtheria toxin payload.  OXS-1550 has demonstrated encouraging results in a Phase 1 human clinical trial in patients with relapsed/refractory B-cell lymphoma or leukemia.

The initial phase 1 study enrolled 25 patients with mature or precursor B-cell lymphoid malignancies expressing CD19 and/or CD22. All 25 patients received at least a single course of therapy. The treatment at the higher doses produced objective tumor responses with one patient in continuous partial remission and the second in complete remission. A Phase 1/Phase 2 trial of OXS-1550 is underway. FDA-allowed clinical trial is being conducted at the University of Minnesota's Masonic Cancer Center. There are currently 18 patients enrolled in this clinical trial. Patients in this trial are given an approved increased dosage and schedule of OXS-1550.

Oxis began enrolling patients in Phase 2 trial of OXS-1550 during the first quarter of 2017 at the University of Minnesota’s Masonic Cancer Center. The first patient began dosing in April 2017.

OXS-3550

OXS-3550 is a single-chain, trispecific scFv recombinant fusion protein conjugate composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. When the NK stimulating cytokine human IL-15 is used as a crosslinker between the two scFvs, it provides a self-sustaining signal that activates NK cells and enhances their ability to kill. We intend to study this anti-CD16-IL-15-anti-CD33 tri-specific killer engager, or TriKE, in CD33 positive leukemias, a marker expressed on tumor cells in acute myelogenous leukemia, or AML, myelodysplastic syndrome, or MDS, and other hematopoietic malignancies. CD33 is primarily a myeloid differentiation antigen with endocytic properties broadly expressed on AML blasts and, possibly, some leukemic stem cells. CD33 or Siglec-3 (sialic acid binding Ig-like lectin 3, SIGLEC3, SIGLEC3, gp67, p67) is a transmembrane receptor expressed on cells of myeloid lineage. It is usually considered myeloid-specific, but it can also be found on some lymphoid cells. The anti-CD33 antibody fragment that will be used for these studies was derived from the M195 humanized anti-CD33 scFV and has been used in multiple human clinical studies. It has been exploited as target for therapeutic antibodies for many years. Improved survival seen in many patients when the antibody-drug conjugate gemtuzumab was added to conventional chemotherapy validates this approach.

The TriKE IND (OXS 3550) will focus on AML, the most common form of adult leukemia with 21,000 new cases expected in 2017 alone (American Cancer Society). These patients will require frontline therapy, usually chemotherapy including cytarabine and an anthracycline, a therapy that has not changed in over 40 years. Also, about half will have relapses and require alternative therapies. In addition, about 13,000 new cases of myelodysplastic syndrome (MDS) are diagnosed each year and there are minimal treatment options (Siegel et al, 2014). At a minimum, OXS-3550 can be expected to serve as a relatively safe, inexpensive, and easy to use therapy for resistant/relapsing AML. From a biologic standpoint, it could also be combined with chemotherapy as frontline therapy.

The IND was filed in in the third quarter of 2017, FDA requested that additional preclinical toxicology be conducted prior to initiating clinical trials. The FDA also requested clarifications on the manufacturing. The requested additional toxicology studies and clarifications will be incorporated by GT Biopharma in the IND that was recently transferred to the Company.

OXS-4235, p62/SQSTM1 (Sequestosome-1) Inhibitor Drug Development Program

In humans, the p62/SQSTM1 protein is encoded by the SQSTM1 gene.  The p62/SQSTM1 protein is a multifunctional protein involved in autophagy, cell signaling and tumorigenesis, and plays an important role at the crossroad between autophagy and cancer.  Cell-cell interactions between multiple myeloma cells and bone marrow stromal cells activate signaling pathways that result in enhanced multiple myeloma cell growth, osteoclast formation, and inhibition of osteoblast differentiation.

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

It has been demonstrated that the ZZ domain of the p62/SQSTM1 protein is responsible for increased multiple myeloma cell growth and associated osteoclast mediated bone disease.  Dr. Xiang-Qun Xie and colleagues at ID4 Pharma LLC, or ID4, have developed novel chemical compounds (e.g., OXS-4235) that inhibit osteoclastic bone destruction in multiple myeloma.  Oxis Biotech has exclusively licensed rights to OXS-4235 and other compounds for the treatment of multiple myeloma and associated osteolytic bone disease.

The U.S. Patent and Trademark Office, or U.S. PTO, approved and issued Patent No. 9,580,382 for drug candidate OXIS-4235 for the treatment of myeloma in July 2017.

OXS-2175, Triple-Negative Breast Cancer Drug Development Program

OXS-2175 is a small molecule therapeutic candidate which has shown promise in early-stage preclinical in vitro and in vivo models of triple-negative breast cancer.  GTBP is investigating OXS-2175 formulated as an ADC therapy for the treatment of triple-negative breast cancer.

PainBrake

PainBrake is a new patented formulation of carbamazepine (Tegretol®) that enables accurate dose fractionation for the treatment of neuropathic pain, a condition that results from a dysfunction of nerves involved in the perception of pain and that is typically chronic and particularly prevalent in elderly patients. An NIH-supported study published in 2009 estimated that almost 16 million Americans suffer from chronic neuropathic pain (Yawn et al., 2009) and this number is expected to increase due to the aging population. Current drugs provide a useful degree of pain relief in only about half the patients, very few patients achieve complete relief of pain (Nightingale, 2012). Peak dose-limiting side effects, mainly sedation, somnolence, dizziness and balance problems which are poorly tolerated by the elderly (Oomens et al., 2015) cause patients to be under-dosed, thereby contributing to inadequate pain relief. This is particularly true for carbamazepine, a drug that is considered to be the first line therapy for the treatment of certain forms of neuropathic pain (Zakrzewska, 2015).

To overcome dose-limiting side effects, PainBrake tablets employ an innovative bilayered, deeply scored design patented by AccuBreak. The top layer contains carbamazepine and is pre-divided by deep scoring during the manufacturing process to provide exact doses enabling easy tablet splitting into exact doses. The bottom layer provides mechanical stability and serves as the break region when splitting the tablet. We have in-licensed against milestones and royalties the worldwide rights to the use of the AccuBreak technology for the delivery of drugs that like carbamazepine are voltage-gated sodium channel blockers.  The core patent for the AccuBreak technology expires in 2025.

GTP-004

GTP-004 is a fixed-dose combination tablet for the treatment of the muscle weakness associated with myasthenia gravis. GTP-004 combines pyridostigmine (Mestinon®) with an antagonist of the gastrointestinal, or GI, side effects of pyridostigmine.

Myasthenia gravis is a chronic autoimmune disease of the neuromuscular junction characterized by muscle weakness. The disease occurs in all ethnic groups and both genders. The prevalence of the disease in the United States is estimated at 14 to 20 per 100,000 population, approximately 36,000 to 60,000 cases in the U.S. (Howard, 2015). Myasthenia gravis most commonly affects adult women (under 40) and older men (over 60), but it can occur at any age (Myasthenia Gravis Fact Sheet; National Institute of Neurological Disorders and Stroke, 2016).

Cholinesterase inhibitors, or ChEIs, that do not get into the brain (do not cross the blood-brain barrier), such as Mestinon® (pyridostigmine) or Prostigmine® (neostigmine) are used to treat the muscular weakness associated with myasthenia gravis. However, AChEIs also act at cholinergic synapses in the gut to cause GI side effects such as diarrhea, nausea and vomiting, which are dose-limiting. The GI side effects associated with Mestinon® are an important source of discomfort for the patient, may be the source of non-compliance, or may result in the need to decrease the dose of Mestinon® to mitigate these side effects when these become dose-limiting. As a consequence, efficacy may be reduced. Mitigating the GI side effects of Mestinon® with a drug that prevents diarrhea, nausea and vomiting should lead to greater patient comfort, safety, and compliance as well as to improved efficacy.

Since GTP-004 is a combination tablet of two approved drugs, we anticipate that the new drug application, or NDA, will be a 505(B)2 NDA. This is an abbreviated and more streamlined form of NDA than a full application, which would generally require information about the safety and effectiveness of the drug to come from studies conducted by or for the applicant. This can result in a faster and less costly approval process.

Provisional patent applications protecting the combination of Mestinon® or Prostigmine® with a number of antiemetic drugs were filed by GTP in early 2017.

GTP-011

GTP-011 is a 72-hour patch patented by GTP for the prevention of motion sickness, a well-known syndrome that typically involves nausea and vomiting in otherwise healthy people and that occurs upon exposure to certain types of motion.

Currently, the scopolamine patch (Transderm Scop® from Novartis) is viewed as a first-line medication for prevention of motion sickness (Gil et al., 2012; Brainard and Gresham, 2014). However, side effects can be of particular concern and include sedation (Spinks et al., 2004), reduced memory for new information, impaired attention, and lowered feelings of alertness (Parrott, 1989). Mental confusion or delirium can occur after application of scopolamine patch (Seo et al., 2009). Elderly people as well as people with undetected incipient dementia or mild cognitive impairment, or MCI, may be particularly prone to develop mental confusion after applying the scopolamine patch (Seo et al., 2009).

GTP-011 like scopolamine, is a patch that contains a muscarinic receptor antagonist. Unlike scopolamine, however, it has been reported not to affect memory and cognition and has a low incidence of sedation (Kay et al., 2012). GTP-011 may thus be a safer alternative to the scopolamine patch for the treatment of motion sickness.

Since GTP-011 is a new patch of an approved drug, we anticipate that the NDA will be a 505(b)2 NDA.

Recent Developments

Agreement and Plan of Merger

On September 1, 2017, the Registrant, GT Biopharma, Inc. (hereinafter the “Company”) entered into an Agreement and Plan of Merger whereby it acquired 100% of the issued and outstanding capital stock of Georgetown Translational Pharmaceuticals, Inc. (GTP). GTP is a biotechnology company focused on acquiring or discovering and patenting late-stage, de-risked, and close-to-market improved treatments for CNS disease (Neurology and Pain) and shepherding the products through the FDA approval process to the NDA. GTP products currently include treatment for neuropathic pain, refractory epilepsies, the symptoms of myasthenia gravis, and motion sickness. In exchange for the ownership of GTP, the Company issued a total of 16,927,878 shares of its common stock to the three prior owners of GTP which represents 33% of the issued and outstanding capital stock of the Company on a fully diluted basis.

Upon the consummation of the acquisition, Anthony J. Cataldo resigned as the Company’s CEO and was simultaneously elected as Executive Chairman of the Board of Directors. Kathleen Clarence-Smith, MD, PhD, the founder of GTP, was then elected CEO of the Company and a member of the Board of Directors.

As prerequisites to the Acquisition: (i) the Company raised $4,540,000 upon the sale of debentures which were subsequently converted into 3,575,109 shares of restricted common stock and 208,224 shares of Series J Preferred Stock to a total of nine persons or entities; (ii) cancelled debt in the amount $17,295,352 upon the issuance of 13,712,516 shares of common stock and 700,278 shares of Series J Preferred Stock to a total of 26 persons or entities; (iii) issued 494,911 shares of common stock and 5,046 shares of Series J Preferred Stock upon the cashless exercise of warrants to a total of 22 persons or entities; and (iv) converted 25,000 Series H and 1,666,667 Series I shares of preferred stock into 5,327,734 shares of common stock to a total of three persons or entities. All stock issuances were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuances of Shares did not involve any public offering.

Employment Contracts

In connection with the acquisition, the Company entered into employment contracts on September 1, 2017, with Mr. Cataldo as Executive Chairman, Dr. Clarence-Smith as CEO, Dr. Raymond Urbanski as CMO and the Company’s CFO, Steven Weldon. Copies of the employment contracts are listed as exhibits to this form 10-Q.

License Agreements

Accu-Break Pharmaceuticals Inc License Agreement. GTP has in-licensed the rights to use the AccuBreak patents with drugs that like carbamazepine are voltage-gated sodium channel blockers in North America. The license field includes Sodium-voltage gated channels inhibitors and blockers for the treatment of epilepsy, neuropathic pain, and bipolar disorder.
Under the agreement, AccuBreak received an upfront license fee of $35,000, royalty fees ranging from 2.5 to 5%, minimum annual royalty payments and 20% of net sublicensing revenues.

GT Biopharma shall pay the following cash amounts to Accu-Break Pharmaceuticals Inc upon the attainment of the following milestones:

●
$50,000 shall be due six (6) months after the first approval of the first indication by the FDA;
●
$50,000 shall be due nine (9) months after the first approval of the first indication by the FDA;
●
$100,000 shall be due twelve (12) months after the first approval of the first indication by the FDA;
●
$25,000 shall be due upon achievement of $25,000,000 of cumulative Net Sales in the Territory;
●
$50,000 shall be due upon achievement of $50,000,000 of cumulative Net Sales in the Territory;
●
$100,000 shall be due upon achievement of $100,000,000 of cumulative Net Sales in the Territory.

TriKE Agreements

In March 2017, we entered a new one-year Sponsored Research Agreement with the University of Minnesota. The purpose of this agreement is to determine toxicities and in vivo behavior in our Trispecific Killer Engager (TriKE) technology licensed by GT Biopharma from the University of Minnesota.

In June 2017, we entered into a co-development partnership agreement with Altor BioScience Corp. in which the companies will collaborate exclusively in the clinical development of a novel 161533 TriKE fusion protein for cancer therapies using GT Biopharma's trispecific killer engager (TriKE) technology.

Financing

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

In August 2017, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $3,890,000 and warrants to acquire up to 259,333 shares of the Company's common stock at an exercise price of $15.00 per share.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Research and Development Expenses

During the three months ended September 30, 2017 and 2016, we incurred $526,000 and $250,000 of research and development expenses.

Selling, general and administrative expenses

During the three months ended September 30, 2017 and 2016, we incurred $126,323,000 and $2,280,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase stock compensation.

Change in value of warrant and derivative liabilities

During the three months ended September 30, 2017, we recorded a loss as a result of an increase in the fair market value of outstanding warrants and beneficial conversion features of $1,451,000 compared to income of $436,000 during the three months ended September 31, 2016. We recorded a loss as a result of the conversion to common or preferred stock of all outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $3,769,000 and $1,536,000 for the three months ended September 30, 2017 and 2016 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

Comparison of the Nine Months EndedSeptember 30, 2017 and 2016

Research and Development Expenses

During the nine months ended September 30, 2017 and 2016, we incurred $911,000 and $725,000 of research and development expenses.

Selling, general and administrative expenses

During the nine months ended September 30, 2017 and 2016, we incurred $128,768,000 and $7,827,000 of selling, general and administrative expenses. The increase in selling, general and administrative expenses is primarily attributable to an increase stock compensation.

Change in value of warrant and derivative liabilities

During the nine months ended September 30, 2017, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $925,000, compared to a gain of $37,195,000 during the nine months ended September 30, 2016. We recorded a gain as a result of the conversion to common or preferred stock of all outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $8,467,000 and $4,781,000 for the nine months ended September 30, 2017 and 2016 respectively.  The increase is primarily due to an increase in the non-cash amortization of the debt issuance costs associated with the convertible debentures and demand notes payable.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $2,732,000. This cash and cash equivalents is in part the result of the proceeds from borrowings in 2017. On the same day we had total current assets of $2,732,000, and a working capital deficit of $70,000. Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $4-5 million of capital.

During the nine months ending September 30, 2017, the Company entered into convertible debentures totaling $5,991,000. These convertible debentures were all converted to Common Stock or Series J Preferred Stock in August 2017.

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

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants as part of a debt or equity financing. We do not enter into any derivative contracts for speculative purposes. We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify for hedge accounting and are accounted for as such. During the nine months ended September 30, 2017 and 2016, we issued warrants to purchase 370,061 and 11,584 shares of common stock, respectively, in connection with equity transactions. In accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), the value of these warrants is required to be recorded as a liability, as the holders have an option to put the warrants back to us in certain events, as defined. On August 31, 2017, all warrants were converted to the Company’s common stock on a cashless basis.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2017.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

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

As of September 30, 2017, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of September 30, 2017.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of September 30, 2017.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

On or immediately before February 15, 2017, MultiCell Immunotherapeutics filed an arbitration proceeding against the Company with the American Health Lawyers Association, Claim #3821.  In its statement of claim, MultiCell is seeking $207,783 plus interest and costs of arbitration pursuant to alleged contract rights against the Company under a research agreement between the parties.  Following a hearing held September 1, 2017, the arbitrator awarded MultiCell the payment amount of $207,783 plus interest in the amount of $34,699. We are having legal counsel review to determine the extent to which the arbitrator’s award is legally binding on the Company.

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

In August 2017, the Company entered into a securities purchase agreement with three accredited investors to sell 10% convertible debentures with and an exercise price of the lesser of (i) $15.00 or (ii) the average of the three (3) lowest intra-day trading prices of the Common Stock during the 20 Trading Days immediately prior to the date on which the Notice of Conversion is delivered to the Company, with an initial principal balance of $3,890,000 and warrants to acquire up to 259,333 shares of the Company's common stock at an exercise price of $15.00 per share.

These convertible debentures were also exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) of the Act since the shares were also issued to persons closely associated with the Company and there was no public offering of the shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock of GT Biopharma, Inc
10.1	Employment Agreement with Anthony Cataldo
10.2	Employment Agreement with Dr. Kathleen Clarence-Smith
10.3	Employment Agreement with Steven Weldon
10.4	Employment Agreement with Dr. Raymond Urbanski
10.5	Note Conversion Agreement
10.6	Warrant Conversion Agreement
10.7	Preferred Conversion Agreement
10.8	Amended Note Conversion Agreement
10.9	Amended Warrant Conversion Agreement
10.10	Amended Preferred Conversion Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Biopharma, Inc.

Dated: November 14, 2017	By:	/s/ Kathleen Clarence-Smith
Kathleen Clarence-Smith
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Executive Chairman of the Board, and President of Oxis Biotech	November 14, 2017
Anthony J. Cataldo

/s/ Kathleen Clarence-Smith	Chief Executive Officer and Director	November 14, 2017
Dr. Kathleen Clarence-Smith

/s/ Steven Weldon	Chief Financial Officer (Principal Accounting Officer), President and Director	November 14, 2017
Steven Weldon