Form 10-K/A
period 2015-12-31
GT Biopharma, Inc.
filed 2018-02-28
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ◻ No ⌧

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer◻	Accelerated filer ◻
Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value of the registrant’s common stock, $0.001 par value per share, of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed fiscal year, was approximately $13.1 million. As of March 27, 2016, there were 21,517,221 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

GT Biopharma, Inc., formerly known as Oxis International, Inc, (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for its fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (the “Original December 2015 Form 10-K”), primarily to correct an error related to the non-cash calculation of warranty liabilities.

Actual Changes in the Original December 2015 Form 10-K. The actual changes in the Original December Form 10-K included in this Amendment No. 1 are amendments that include: (a) amended and restated Consolidated Balance Sheet as of December 31, 2015, (b) amended and restated Consolidated Statement of Operations for the year ended December 31, 2015, (c) amended and restated Consolidated Statement of Stockholders’ deficit for the year ended December 31, 2015, (d) amended and restated Consolidated Statement of Cash Flows for the year ended December 31, 2015, and (e) an amended Note 1 with the addition of Note 7.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-K document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original December 2015 10-K) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

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

Change in value of warrant and derivative liabilities

During the year ended December 31, 2015, we recorded income as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $4,505,000, compared to an expense of $15,963,000 during the year ended December 31, 2014. We recorded income as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

Interest Expense

Interest expense was $17,039,000 compared to $5,146,000 for the year ended December 31, 2015 and 2014, respectively.  The increase of $11,893,000 is due to additional notes payable and allonge agreements incurred in 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $47,000. This cash and cash equivalents is in part the result of the proceeds from borrowings in 2015.  On the same day we had total current assets of $54,000, and a working capital deficit of $49,860,000.   Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $4-5 million of capital.

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

GT Biopharma, Inc.

Dated: February 28, 2018	By:	/s/ Shawn Cross
Shawn Cross
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shawn Cross Shawn Cross	Chief Executive Officer and Chairman of the Board	February 28, 2018
/s/ Steven Weldon Steven Weldon	Chief Financial Officer (Principal Financial Officer), and Director	February 28, 2018
/s/ Dr. Kathleen Clarence-Smith Dr. Kathleen Clarence-Smith	Vice Chairwoman and Director	February 28, 2018
/s/Anthony J. Cataldo Anthony J. Cataldo	Director	February 28, 2018
/s/ Geoffrey Davis Geoffrey Davis	Director	February 28, 2018

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

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
March 30, 2016, except for Note 7
as to which the date is February 28, 2018

OXIS International, Inc. and Subsidiaries
December 31, 2015 and 2014
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS	(As restated)
Current Assets:
Cash and cash equivalents	$47,000	$855,000
Prepaid expenses	2,000	27,000
Total Current Assets	49,000	882,000
Fixed assets, net	5,000	6,000
Total Other Assets	5,000	6,000
TOTAL ASSETS	$54,000	$888,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$893,000	$412,000
Accrued interest	2,391,000	2,025,000
Accrued expenses	4,326,000	3,085,000
Line of credit	31,000	28,000
Warrant liability	33,266,000	21,581,000
Settlement note payable	691,000	691,000
Demand notes payable, net of discount of $-0- and $-0-	452,000	252,000
Convertible debentures, net of discount of $900,000 and $-0-, current portion	6,820,000	1,207,000
Convertible debentures	1,039,000	547,000
Total Current Liabilities	49,909,000	29,828,000

Long term liabilities:
Convertible debentures, net of discount of $2,536,000 and $2,302,000	714,000	634,000
Total long term liabilities	714,000	634,000
Total liabilities	50,623,000	30,462,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	2,000	2,000
Common stock - $0.001 par value; 2,400,000 shares authorized; and 2,400,000 and 2,366,588 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	2,000	2,000
Additional paid-in capital	84,012,000	83,546,000
Accumulated deficit	(134,417,000)	(112,956,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(50,569,000)	(29,574,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,000	$888,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
December 31, 2015 and 2014
Statements of Operations

	December 31,
	2015	2014
Revenue:	(As restated)
Product revenues	$-	$28,000
License revenues	27,000	33,000
TOTAL REVENUE	27,000	61,000
Cost of Product Revenue	-	57,000
Gross profit	27,000	4,000
Operating Expenses:
Research and development	1,000,000	-
Selling, general and administrative	7,954,000	2,400,000
Total operating expenses	8,954,000	2,400,000
Loss from Operations	(8,927,000)	(2,396,000)
Other income (expense)
Change in value of warrant and derivative liabilities	4,505,000	(15,963,000)
Interest expense/income	(17,039,000)	(5,146,000)
Total Other Income (Expense)	(12,534,000)	(21,109,000)
Loss before minority interest and provision for income taxes	(21,461,000)	(23,505,000)
Less: Net loss attributable to the noncontrolling interests	0	16,000
Loss before provision for income taxes	(21,461,000)	(23,489,000)
Provision for income taxes	-	-
Net loss	(21,461,000)	(23,489,000)
Loss Per Share – basic and diluted	$ (8.96)	$(10.09)

Weighted Average Shares Outstanding – basic and diluted	2,394,540	2,327,873

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at December 31, 2013	1,787,897	$3,000	2,291,936	$2,000	$83,281,000	$(89,467,000)
Issuance of stock options					162,000
Issuance of common stock for accrued expenses			74,652	-	103,000
Net loss						(23,489,000)
Balance at December 31, 2014	1,787,897	$3,000	2,366,588	$2,000	$83,546,000	$(112,956,000)
Issuance of stock options					220,000
Issuance of common stock for accrued expenses			33,412		246,000
Net loss (as restated)						(21,461,000)
Balance at December 31, 2015 (as restated)	1,787,897	$3,000	2,400,000	$2,000	$84,012,000	$ (134,417,000)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:	(As restated)
Net loss	$ (21,461,000)	$(23,489,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	-
Amortization of intangible assets	-	22,000
Stock compensation expense for options and warrants issued to employees and non-employees	3,761,000	2,630,000
Note Allonges	3,667,000	-
Amortization of debt discounts	2,494,000	2,759,000
Non-cash interest expense	9,840,000	2,764,000
Change in value of warrant and derivative liabilities	(3,865,000)	13,962,000
Note settlement	-	(176,000)
Changes in operating assets and liabilities:
Inventory	-	42,000
Other assets	25,000	13,000
Accounts payable and accrued liabilities	880,000	(276,000)
Net cash used in operating activities	(4,657,000)	(1,749,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,000)	(6,000)
Net cash used by investing activities	(1,000)	(6,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,850,000	2,589,000
Repayment of note payable	-	(6,000)
Net cash provided by financing activities	3,850,000	2,583,000
Minority interest	-	(16,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(808,000)	812,000
CASH AND CASH EQUIVALENTS - Beginning of period	855,000	43,000
CASH AND CASH EQUIVALENTS - End of period	$47,000	$855,000

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $134,417,000 through December 31, 2015.  On a consolidated basis, the Company had cash and cash equivalents of $47,000 at December 31, 2015. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

•
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2015.

Description	Level 1	Level 2	Level 3
		(As restated)
Assets
	$—	$—	$—
Liabilities
Warrant liability	—	33,266,000	—
Accrued expense		4,326,000

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

7.         Restatement

The Company’s management determined that the Company needs to make adjustments to correct errors identified in the previously issued financial statements related to the non-cash calculation of warranty liabilities. The error affects the periods ending December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 financial statements.

As a result of the error, the Company will recognize a gain in the amount of $11,265,000, which will increase the change in warrant liability and decrease the Warrant Liability by $11,265,000 through December 31, 2015 and decrease the Change in Warrant Liability by $11,265,000 through December 31, 2016.

This change had no net effect on cash flows from operations, investing or financing.

The following table presents the impact of the restatement adjustment on the Company’s Consolidated Balance Sheets as of December 31, 2015.

Liabilities and Stockholders:	As previously reported	Effects of restatement/ reclassification	Restated

Warrant liability	$ 44,531,000	$ 33,266,000	$ (11,265,000)
Accumulated deficit	$ (145,682,000)	$ (134,417,000)	$ 11,265,000

The following table presents the impact of the restatement adjustment on the Company’s Consolidated Statement of Operations for the year ended December 31, 2015.

Liabilities and Stockholders:	As previously reported	Effects of restatement/ reclassification	Restated

Change in value of warrants and derivative liabilities	$ (6,760,000)	$ 4,505,000	$ 11,265,000
Net loss	$ (32,726,000)	$ (21,461,000)	$ 11,265,000
Loss per share – basic and diluted	$ (13.67)	$ (8.96)	$ 4.71