Form 10-Q/A
period 2016-03-31
GT Biopharma, Inc.
filed 2018-02-28
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ◻▪No ☑

At May 13, 2016, the issuer had outstanding the indicated number of shares of common stock:  22,431,221.

EXPLANATORY NOTE

GT Biopharma, Inc., formerly known as Oxis International, Inc, (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for its quarter ended March 31, 2016, as filed with the Securities and Exchange Commission on May 13, 2016 (the “Original March 2016 Form 10-Q”), primarily to correct an error related to the non-cash calculation of warranty liabilities.

Actual Changes in the Original March 2016 Form 10-Q. The actual changes in the Original March 2016 Form 10-Q included in this Amendment No. 1 are amendments to: (a) amended and restated Consolidated Statement of Operations for the three months ended March 31, 2016, (b) amended and restated Consolidated Statement of Cash Flows for the three months ended March 31, 2016, and (c) the addition of Note 7.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-Q document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original March 2016 10-Q) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2016

OXIS International, Inc. and Subsidiaries
as of March 31,2016 and December 31, 2015
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$30,000	47,000
Prepaid expenses	2,000	2,000
Total Current Assets	32,000	49,000
Fixed assets, net	5,000	5,000
Total Other Assets	5,000	5,000
TOTAL ASSETS	$37,000	54,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,538,000	893,000
Accrued interest	2,755,000	2,391,000
Accrued expenses	589,000	4,326,000
Line of credit	31,000	31,000
Warrant liability	4,795,000	33,266,000
Settlement note payable	691,000	691,000
Demand notes payable	452,000	452,000
Convertible debentures, net of discount of $1,682,000 and $900,000, current portion	7,813,000	6,820,000
Convertible debentures	1,039,000	1,039,000
Total Current Liabilities	19,703,000	49,909,000

Long term liabilities:
Convertible debentures, net of discount of $1,097,000 and $2,536,000	553,000	714,000
Total long term liabilities	553,000	714,000
Total liabilities	20,256,000	50,623,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,000	2,000
Common stock - $0.001 par value; 150,000,000 shares authorized; and 21,693,221 and 2,400,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	22,000	2,000
Additional paid-in capital	99,659,000	84,012,000
Accumulated deficit	(119,734,000)	(134,417,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(20,219,000)	(50,569,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,000	54,000

The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
March 31, 2016 and 2015
Statements of Operations

	March 31,
	2016	2015
	(unaudited) (As restated)	(unaudited)
Revenue:
License revenues	$-	$7,000
TOTAL REVENUE	0	7,000
Cost of License Revenue	-	-
Gross profit	0	7,000
Operating Expenses:
Research and development	225,000	250,000
Selling, general and administrative	3,676,000	1,568,000
Total operating expenses	3,901,000	1,818,000
Loss from Operations	(3,901,000)	(1,811,000)
Other income (expense)
Change in value of warrant and derivative liabilities	20,231,000	(11,266,000)
Interest expense/income	(1,646,000)	(7,439,000)
Total Other Income (Expense)	18,585,000	(18,705,000)
Income/(loss) before minority interest and provision for income taxes	14,684,000	(20,516,000)
Less: Net income/(loss) attributable to the noncontrolling interests	-	-
Income/(loss) before provision for income taxes	14,684,000	(20,516,000)
Provision for income taxes	-	-
Net income/(loss)	14,684,000	(20,516,000)
Income/(loss) per share
Basic	$0.84	$(8.61)
Diluted	$0.84	$(8.61)

Weighted Average Shares Outstanding – basic and diluted
Basic	17,415,189	2,381,779
Diluted	17,415,189	2,381,779

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015

	2016	2015
	(unaudited) (As restated)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$14,684,000	$(20,516,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,000
Stock compensation expense for options and warrants issued to employees and non-employees	3,124,000	163,000
Amortization of debt discounts	807,000	399,000
Non-cash interest expense	473,000	6,881,000
Change in value of warrant and derivative liabilities	(20,231,000)	11,266,000
Changes in operating assets and liabilities:
Other assets	-	25,000
Accounts payable and accrued liabilities	976,000	(6,000)
Net cash used in operating activities	(167,000)	(1,787,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	150,000	2,350,000
Repayment of note payable	-	-
Net cash provided by financing activities	150,000	2,350,000
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,000)	563,000
CASH AND CASH EQUIVALENTS - Beginning of period	47,000	855,000
CASH AND CASH EQUIVALENTS - End of period	$30,000	$1,418,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock for interest expense	$20,000	$116,000

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

7.            Restatement

The Company’s management determined that the Company needs to make adjustments to correct errors identified in the previously issued financial statementsrelated to the non-cash calculation of warranty liabilities. The error affects the periods ending December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 financial statements.

As a result of the error, the Company will recognize a decrease the Change in Warrant Liability by $11,265,000 through December 31, 2016.

This change had no net effect on the balance sheet and cash flows from operations, investing or financing.

The following table presents the impact of the restatement adjustment on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2016.

Liabilities and Stockholders:	As previously reported	Effects of restatement/ reclassification	Restated

Change in value of warrants and derivative liabilities	$ 31,496,000	$ 20,231,000	$ (11,265,000)
Net income	$ 25,949,000	$ 14,684,000	$ (11,265,000)
Income per share – basic and diluted	$ 1.49	$ 0.84	$ (0.65)

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

Change in value of warrant and derivative liabilities

During the three months ended March 31, 2016, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $20,231,000, compared to a loss of $11,266,000 during the three months ended March 31, 2016. We recorded a gain as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities.

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

Name	Position	Date

/s/ Shawn Cross	Chief Executive Officer and Chairman of the Board	February 28, 2018
Shawn Cross

/s/ Steven Weldon	Chief Financial Officer (Principal Financial Officer), and Director	February 28, 2018
Steven Weldon

/s/ Dr. Kathleen Clarence-Smith	Vice Chairwoman and Director	February 28, 2018
Dr. Kathleen Clarence-Smith

/s/Anthony J. Cataldo	Director	February 28, 2018
Anthony J. Cataldo

/s/ Geoffrey Davis	Director	February 28, 2018
Geoffrey Davis