Form 10-Q/A
period 2016-06-30
GT Biopharma, Inc.
filed 2018-02-28
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2016.

☐	For the transition period from to ..

Commission File Number 0-8092

OXIS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
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

EXPLANATORY NOTE

GT Biopharma, Inc., formerly known as Oxis International, Inc, (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for its six months ended June 30, 2016, as filed with the Securities and Exchange Commission on August 10, 2016 (the “Original June 2016 Form 10-Q”), primarily to correct an error related to the non-cash calculation of warranty liabilities.

Actual Changes in the Original June 2016 Form 10-Q. The actual changes in the Original June 2016 Form 10-Q included in this Amendment No. 1 are amendments to: (a) amended and restated Consolidated Statement of Operations for the six months ended June 30, 2016,  (b) amended and restated Consolidated Statement of Cash Flows for the six months ended June 30, 2016, and (c) the addition of Note 7.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-Q document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original June 2016 10-Q) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
For the Six Ended June 30, 2016
Table of Contents

PART I FINANCIAL INFORMATION		Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (Unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited)	5
	Condensed Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
SIGNATURES		31

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$355,000	$47,000
Prepaid expenses	2,000	2,000
Total Current Assets	357,000	49,000
Fixed assets, net	5,000	5,000
Total Other Assets	5,000	5,000
TOTAL ASSETS	$362,000	$54,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	1,574,000	893,000
Accrued interest	2,853,000	2,391,000
Accrued expenses	674,000	4,326,000
Line of credit	31,000	31,000
Warrant liability	492,000	33,266,000
Settlement note payable	691,000	691,000
Demand notes payable	363,000	452,000
Convertible debentures, current portion, net of discount of $1,952,000 and $1,682,000	7,949,000	6,820,000
Convertible debentures	1,039,000	1,039,000
Total current liabilities	15,666,000	49,909,000
Long term liabilities:
Convertible debt, net of discount of $767,000 and $1,097,000	528,000	714,000
Total long term liabilities	528,000	714,000
Total liabilities	16,194,000	50,623,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Series I – 1,666,667 and 1,666,667 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,000	2,000
Common stock - $0.001 par value; 150,000,000 shares authorized; 25,8889,940 and 2,400,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	26,000	2,000
Additional paid-in capital	102,498,000	84,012,000
Accumulated deficit	(118,190,000)	(134,417,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(15,832,000)	(50,569,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$362,000	$54,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
			(As restated)

Product revenues	$-	$-	$-	$-
License revenue	-	20,000	-	27,000
Total revenue	-	20,000	-	27,000
Cost of product revenue	-	-	-	-
Gross profit	-	20,000	-	27,000
Operating expenses
Research and development	250,000	-	475,000	250,000
Selling, general and administrative expenses	1,871,000	1,451,000	5,547,000	3,019,000
Total operating expenses	2,121,000	1,451,000	6,022,000	3,269,000
Loss from operations	(2,121,000)	(1,431,000)	(6,022,000)	(3,242,000)
Other income (expense)
Change in value of warrant and derivative liabilities	5,263,000	29,140,000	25,494,000	17,874,000
Interest expense	(1,599,000)	(849,000)	(3,245,000)	(8,288,000)
Total other income (expense)	3,664,000	28,291,000	22,249,000	9,586,000
Income before minority interest and provision for income taxes	1,543,000	26,860,000	16,227,000	6,344,000
Plus: net (income) loss attributable to the noncontrolling interest	-	-	-	-
Income before provision for income taxes	1,543,000	26,860,000	16,227,000	6,344,000
Provision for income tax	-	-	-	-
Net income	1,543,000	26,860,000	16,227,000	6,344,000
Weighted average common shares outstanding – basis and diluted
Basic	23,335,603	2,396,381	20,375,396	2,389,080
Diluted	25,407,055	4,907,238	22,446,848	4,899,898
Net income per share
Basic	$0.07	$11.21	$ 0.80	$2.66
Diluted	$0.06	$5.47	$ 0.72	$1.29

The accompanying condensed notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015

	Six months Ended June 30,
	2016 (unaudited)	2015 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	(As restated)
Net income/(loss)	$ 16,227,000	$6,344,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	1,000
Amortization of intangible assets	-	-
Stock compensation expense for options and warrants issued to employees and non-employees	4,051,000	231,000
Non-cash interest expense	1,504,000	6,880,000
Amortization of debt discounts	972,000	1,043,000
Change in value of warrant and derivative liabilities	(25,494,000)	(17,874,000)
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other assets	-	25,000
Accounts payable and accrued expenses	1,508,000	270,000
Net cash used in operating activities	(1,232,000)	(3,080,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	-
Proceeds of notes payable	1,540,000	2,350,000
Net cash provided by financing activities	1,540,000	2,350,000
Minority interest	-	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	308,000	(730,000)

CASH AND CASH EQUIVALENTS - Beginning of period	47,000	855,000
CASH AND CASH EQUIVALENTS - End of period	$355,000	$125,000

Supplemental Disclosures

Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental non-cash activities:

Common stock issued upon conversion of convertible notes	$1,429,000	$-
Common stock issued upon conversion of accrued interest and penalty	$270,000	$-
Issuance of common stock to interest expense	$-	$247,000

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

As a result of the error, the Company will recognize a decrease in the Change in Warrant Liability by $11,265,000 through December 31, 2016.

This change had no net effect on the balance sheet and cash flows from operations, investing or financing.

The following table presents the impact of the restatement adjustment on the Company’s Consolidated Statement of Operations for the six months ended June 30, 2016.

Liabilities and Stockholders:	As previously reported	Effects of restatement/ reclassification	Restated

Change in value of warrants and derivative liabilities	$ 36,759,000	$ 25,494,000	$ (11,265,000)
Net Income	$ 27,492,000	$ 16,227,000	$ (11,265,000)
Income per share – basic	$ 1.35	$ 0.80	$ (0.85)
Income per share –diluted	$ 1.22	$ 0.72	$ (0.50)

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

Change in value of warrant and derivative liabilities

During the six months ended June 30, 2016, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $25,494,000, compared to a gain of $17,874,000 during the six months ended June 30, 2015.

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