Form 10-K/A
period 2016-12-31
GT Biopharma, Inc.
filed 2018-02-28
CIK 109657

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

EXPLANATORY NOTE

GT Biopharma, Inc., formerly known as Oxis International, Inc, (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for its fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 31, 2017 (the “Original December 2016 Form 10-K”), primarily to correct an error related to the non-cash calculation of warranty liabilities.

Actual Changes in the Original December 2016 Form 10-K. The actual changes in the Original December Form 10-K included in this Amendment No. 1 are amendments to Part II that include: (a)  amended and restated Consolidated Statement of Operations for the year ended December 31, 2016, (b) amended and restated Consolidated Statement of Stockholders’ Deficit for the year ended December 31, 2016, (c) amended and restated Consolidated Statement of Cash Flows for the year ended December 31, 2016, and (d) the addition of Note 6.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-K document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original December 2016 10-K) has been included in this Amendment No. 1, for convenient reference.

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

Change in value of warrant and derivative liabilities

During the year ended December 31, 2016, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants and beneficial conversion features of $25,697,000, compared to a gain of $4,505,000 during the year ended December 31, 2015. This increase is a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities and the conversion of warrants to common stock.

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

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
March 31, 2017,except for Note 6
Which date is February 28, 2018

OXIS International, Inc. and Subsidiaries
December 31, 2016 and 2015
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$19,000	$47,000
Prepaid expenses	2,000	2,000
Total Current Assets	21,000	49,000
Fixed assets, net	4,000	5,000
Total Other Assets	4,000	5,000
TOTAL ASSETS	$25,000	$54,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,100,000	$893,000
Accrued interest	3,800,000	2,391,000
Accrued expenses	219,000	4,326,000
Line of credit	31,000	31,000
Warrant liability	417,000	33,266,000
Settlement note payable	691,000	691,000
Demand notes payable, net of discount of $-0- and $-0-	452,000	452,000
Convertible debentures, net of discount of $794,000 and $900,000 current portion	10,350,000	6,820,000
Senior secured convertible debentures	889,000	1,039,000
Total Current Liabilities	18,949,000	49,909,000

Long term liabilities:
Convertible debentures, net of discount of $-0- and $2,536,000	-	714,000
Total long term liabilities	-	714,000
Total liabilities	18,949,000	50,623,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,000	1,000
Series H – 25,000 and 25,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Series I – 1,666,667 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	2,000	2,000
Common stock - $0.001 par value; 150,000,000 shares authorized; and 31,265,475 and 2,400,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	31,000	2,000
Additional paid-in capital	105,860,000	84,012,000
Accumulated deficit	(124,649,000)	(134,417,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	(18,924,000)	(50,569,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,000	$54,000

 The accompanying notes are an integral part of these consolidated financial statements.

OXIS International, Inc. and Subsidiaries
December 31, 2016 and 2015
Statements of Operations
	December 31,
	2016	2015
Revenue:
Product revenues	$-	$-
License revenues	-	27,000
TOTAL REVENUE	-	27,000
Cost of Product Revenue	-	-
Gross profit	-	27,000
Operating Expenses:
Research and development	975,000	1,000,000
Selling, general and administrative	8,399,000	7,954,000
Total operating expenses	9,374,000	8,954,000
Loss from Operations	(9,374,000)	(8,927,000)
Other income (expense)
Change in value of warrant and derivative liabilities	25,697,000	4,505,000
Interest expense/income	(6,555,000)	(17,039,000)
Total Other Income (Expense)	19,142,000	(12,534,000)
Income (loss) before minority interest and provision for income taxes	9,768,000	(21,461,000)
Less: Net loss attributable to the noncontrolling interests	0	0
Income (loss) before provision for income taxes	9,768,000	(21,461,000)
Provision for income taxes	-	-
Net income (loss)	9,768,000	(21,431,000)

Weighted Average Shares Outstanding
Basic	24,427,906	2,394,540
Diluted	24,427,906	2,394,540

Net income (loss) per share
Basic	$ 0.40	$ (8.96)
Diluted	$ 0.40	$ (8.96)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Deficit
For the Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2014	1,787,897	$3,000	2,366,588	$2,000	$83,546,000	$ (112,956,000)
Issuance of stock options					220,000
Issuance of common stock for accrued expenses			33,412	-	246,000
Net loss						(21,461,000)
Balance at December 31, 2015	1,787,897	$3,000	2,400,000	$2,000	$84,012,000	$ (134,417,000)
Issuance of stock options					42,000
Issuance of common stock for convertible notes and interest			8,450,691	8,000	2,484,000
Issuance of common stock for warrants			12,580,213	13,000	9,027,000
Issuance of common stock for compensation			7,834,571	8,000	10,295,000
Net income(As restated)						9,768,000
Balance at December 31, 2016	1,787,897	$3,000	31,265,475	$31,000	$105,860,000	$ (124,649,000)

The accompanying notes are an integral part of these consolidated financial statements.

OXIS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(As restated)
Net income (loss)	$ 9,768,000	$ 21,461,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,000	2,000
Stock compensation expense for options and warrants issued to employees and non-employees	6,591,000	3,761,000
Note Allonges	65,000	3,667,000
Amortization of debt discounts	2,897,000	2,494,000
Non-cash interest expense	1,632,000	9,840,000
Change in value of warrant and derivative liabilities	(25,697,000)	(3,865,000)
Changes in operating assets and liabilities:
Other assets	-	25,000
Accounts payable and accrued liabilities	2,813,000	880,000
Net cash used in operating activities	(1,930,000)	(4,657,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(1,000)
Net cash used by investing activities	-	(1,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,902,000	3,850,000
Repayment of note payable	-	-
Net cash provided by financing activities	1,902,000	3,850,000
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,000)	(808,000)
CASH AND CASH EQUIVALENTS - Beginning of period	47,000	855,000
CASH AND CASH EQUIVALENTS - End of period	$19,000	$47,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

Supplemental disclosures:	$-	$-
Interest paid	$-	$-
Income taxes paid

Supplemental disclosures:
Issuance of common stock for convertible debt	$1,944,000	$-
Issuance of common stock for interest expense	$528,000	$247,000

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

6.            Restatement

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

The following table presents the impact of the restatement adjustment on the Company’s Consolidated Statement of Operations for the year ended December 31, 2016.

Liabilities and Stockholders:	As previously reported	Effects of restatement/ reclassification	Restated

Change in value of warrants and derivative liabilities	$ 36,952,000	$ 25,697,000	$ (11,265,000)
Net Income	$ 21,033,000	$ 9,768,000	$ (11,265,000)
Income per share – basic	$ 0.86	$ 0.40	$ (0.46)
Income per share –diluted	$ 0.86	$ 0.40	$ (0.46)