Form 10-Q
period 2018-03-31
GT Biopharma, Inc.
filed 2018-05-15
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018.

☐               For the transition period from  to  .

Commission File Number 0-8092

GT BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
1825 K Street, Suite 510 Washington, DC 20006 (Address of principal executive offices and zip code) (800) 304-9888 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At May 11, 2018, the issuer had outstanding the indicated number of shares of common stock:  50,117,977.

GT Biopharma, Inc. and Subsidiaries
FORM 10-Q
For the Quarter Ended March 31, 2018

GT Biopharma, Inc. and Subsidiaries
as of March 31,2018 and December 31, 2017
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,870,000	$576,000
Prepaid expenses	-	-
Total Current Assets	2,870,000	576,000

Intangible assets	253,777,000	253,777,000
Loan costs	670,000	-
Deposits	9,000	9,000
Fixed assets, net	7,000	6,000
Total Other Assets	254,463,000	253,792,000
TOTAL ASSETS	$257,333,000	$254,368,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,830,000	$2,546,000
Accrued expenses	283,000	102,000
Line of credit	31,000	31,000
Convertible debentures, net of discount of $4,829,000	2,932,000	-
Total Current Liabilities	5,076,000	2,679,000

Total liabilities	5,076,000	2,679,000

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,000	1,000
Series J – 1,163,548 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,000	1,000
Common stock - $0.001 par value; 750,000,000 shares authorized; and 50,117,977 and 50,117,977 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	50,000	50,000
Additional paid-in capital	531,963,000	521,305,000
Accumulated deficit	(279,589,000)	(269,499,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Deficit	252,257,000	251,689,000
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$257,333,000	$254,368,000

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
March 31, 2018 and 2017
Statements of Operations

	March 31,
	2018	2017
Revenue:	(unaudited)	(unaudited)
License revenues	$-	$-
TOTAL REVENUE	-	-
Cost of License Revenue	-	-
Gross profit	-	-
Operating Expenses:
Research and development	3,473,000	144,000
Selling, general and administrative	3,687,000	1,394,000
Total operating expenses	7,160,000	1,538,000
Loss from Operations	(7,160,000)	(1,538,000)
Other income (expense)
Interest expense/income	(2,931,000)	(3,520,000)
Total Other Income (Expense)	(2,931,000)	(3,520,000)
Loss before minority interest and provision for income taxes	(10,091,000)	(5,058,000)
Less: Loss attributable to the noncontrolling interests	-	-
Loss before provision for income taxes	(10,091,000)	(5,058,000)
Provision for income taxes	-	-
Net loss	(10,091,000)	(5,058,000)
Loss per share
Basic	$(0.20)	$(26.36)
Diluted	$(0.20)	$(26.36)

Weighted Average Shares Outstanding – basic and diluted
Basic	50,117,977	191,847
Diluted	50,117,977	191,847

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017

	2018	2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,091,000)	$(5,058,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	1,000
Stock compensation expense for options and warrants issued to employees and non-employees	3,060,000	873,000
Amortization of debt discounts	2,665,000	814,000
Non-cash interest expense	266,000	2,197,000
Amortization of loan costs	407,000	-
Changes in operating assets and liabilities:
Other assets	-	-
Accounts payable and accrued liabilities	(534,000)	523,000
Net cash used in operating activities	(4,226,000)	(650,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(2,000)	-
Net cash used by investing activities	(2,000)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	7,055,000	866,000
Loan costs	(533,000)	-
Repayment of note payable	-	-
Net cash provided by financing activities	6,522,000	866,000
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,294,000	216,000
CASH AND CASH EQUIVALENTS - Beginning of period	576,000	19,000
CASH AND CASH EQUIVALENTS - End of period	$2,870,000	$235,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$-	$1,864,000
Issuance of common stock upon conversion of accrued interest	$-	$442,000

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(UNAUDITED)

1.
The Company and Summary of Significant Accounting Policies

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE), Tetra-specific Killer Engager (TetraKE) and bi-specific Antibody Drug Conjugate (ADC) technology platforms. Constructs include bispecific and trispecific scFv constructs, proprietary drug payloads, bispecific targeted antibody-drug conjugates, as well as tri- and tetra-specific antibody-directed cellular cytotoxicity, or ADCC. Our proprietary tri- and tetra-specific ADCC platform engages natural killer cells, or NK cells. NK cells are cytotoxic lymphocytes of the innate immune system capable of immune surveillance. NK cells mediate ADCC through the highly potent CD16 activating receptor. Upon activation, NK cells deliver a store of membrane penetrating apoptosis-inducing molecules. Unlike T cells, NK cells do not require antigen priming.

Also, we have a CNS portfolio consisting of innovative reformulations and/or repurposing of existing therapies. We believe these new therapeutic agents address numerous unmet medical needs that can lead to improved efficacy while addressing tolerability and safety issues that tended to limit the usefulness of the original approved drug. These CNS drug candidates address disease states such as chronic neuropathic pain, myasthenia gravis and motion sickness.

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

Going Concern

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $280 million and cash of $2.8 million as of March 31, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, and licensing and/or marketing arrangements with pharmaceutical companies. Management is also implementing cost saving efforts, including reduction in executive salaries. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next six months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding in 2018, its business, operating results, financial condition and cash flows may be materially and adversely affected.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2017. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had $2,617,000 of balances in excess of this limit at March 31, 2018.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(UNAUDITED)

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the quarters ended March 31, 2018 and 2017, respectively

Impairment of Long Lived Assets

The Company's long-lived assets currently consist of capitalized patents and other indefinite lived intangible assets.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of the Company's long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets.  There was no impairment of any of the indefinite lived intangibles during the quarter ended March 31, 2018.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 1,695,686 and 848,115 as of March 31, 2018 and 2017, respectively.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(UNAUDITED)

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

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 liabilities consist of liabilities arising from the issuance of convertible securities and in accordance with ASC 815-40: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured each reporting period. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity. There were not such liabilities at March 31, 2018.

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $3,473,000 and $144,000 for the years ended March 31, 2018 and 2017, respectively.

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

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. As of March 31, 2018, the Company has not generated any licensing revenue.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(UNAUDITED)

2.
Intangibles

On September 1, 2017, the Company entered into an Agreement and Plan of Merger whereby it acquired 100% of the issued and outstanding capital stock of Georgetown Translational Pharmaceuticals, Inc. (GTP). In exchange for the ownership of GTP, the Company issued a total of 16,927,878 shares of its common stock, having a share price of $15.00 on the date of the transaction, to the three prior owners of GTP which represents 33% of the issued and outstanding capital stock of the Company on a fully diluted basis. $253,777,000 of the value of shares issued were allocated to intangible assets.

As stated in Note 1, Company's long-lived assets currently consist of capitalized patents and other indefinite lived intangible assets.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of the Company's long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets.  There was no impairment of any of the indefinite lived intangibles during the quarter ended March 31, 2018

3.
Debt

Convertible Notes

On January 22, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with the fourteen accredited investors (individually, a “Buyer” and collectively, the “Buyers”) pursuant to which the Company has agreed to issue to the Buyers senior convertible notes in an aggregate principal amount of $7,760,510 (the “Notes”), which Notes shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), and five-year warrants to purchase the Company’s Common Stock representing the right to acquire an aggregate of approximately 1,694,440 shares of Common Stock (the “Warrants”).

Pursuant to the terms of SPA the Notes are subject to an original issue discount of 10% resulting in proceeds to the Company of $7,055,000 from the transaction. The Notes are due on July 22, 2018. The Notes are convertible, at the option of the Buyers, at any time prior to payment in full, into shares of common stock of the Company at a price of $4.58 per share (“Conversion Price”). According to the terms of the note agreement, the Notes are subject to certain adjustments depending upon the price and structure of a subsequent financing, including a qualified financing with gross proceeds of at least $20 million, as defined in the agreements.

Upon the purchase of the Notes, the Buyers received Warrants to purchase 1,694,440 shares of Common Stock. Such Warrants are exercisable for five years from the date the shares underlying the Warrants are freely saleable. The initial Exercise Price is $4.58. According to the terms of the warrant agreement, the Warrants are subject to certain adjustments depending upon the price and structure of a subsequent financing, including a qualified financing with gross proceeds of at least $20 million, as defined in the agreements.

The issuance of the Notes and Warrants were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

Contemporaneously with the execution and delivery of the SPA, the Company and the Buyers executed and delivered a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company has agreed to provide certain registration rights with respect to the Registrable Securities under the 1933 Act and the rules and regulations promulgated thereunder, and applicable state securities laws. All descriptions of the SPA, the Registration Rights Agreement, the Notes and the Warrants contained herein are qualified in their entirety by reference to the exhibits filed herewith.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(UNAUDITED)

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at March 31, 2018.

4.
Stockholders' Equity

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

On September 1, 2017 the Company issued a total of 208,224 shares of Series J Preferred Stock in exchange for the conversion of debt in the total amount of $250,000.

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

5.
Stock Options and Warrants

Stock Options

The following table summarizes stock option transactions for the quarter ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2017	1,246	$1,428.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2018	1,246	$1,428.00
Exercisable, March 31, 2018	1,246	$1,428.00

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(UNAUDITED)

Common Stock Warrants

Warrant transactions for the quarter ended March 31, 2018 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017:	-	$-
Granted	1,694,440	4.58
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2018	1,694,440	$4.58
Exercisable at March 31, 2018	1,694,440	$4.58

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

The following table summarizes the Company’s future minimum lease commitments as of March 31, 2018 :

Year ending December 31:
2018	81,000
2019	108,000
2020	81,000
Total minimum lease payments	$270,000

Rent expense for the quarters ended March 31, 2018 and 2017 was $27,000 and $3,000, respectively.

Employment Agreements

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(UNAUDITED)

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

7.
Change of Accounting Method

Adoption of ASU 2017-11

In connection with the securities purchase agreements and debt transactions during and previous the year ended December 31, 2017, the Company issued warrants, to purchase common stock with a five-year term. Upon issuance of the warrants, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability. The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 during the three months ended March 31, 2018 on a retrospective basis. Accordingly, the Company recorded the warrant derivative and conversion option derivative liabilities to additional paid in capital upon issuance.

The following table provides a summary of the derivative liability activity as a result of the adoption of ASU 2017-11:

	Consolidated Balance Sheet
	December 31, 2017
	Previously Reported	Revisions	Revised Report
Additional Paid in Capital	$519,702,000	$1,603,000	$521,305,000
Accumulated Deficit	$(267,896,000)	$(1,603,000)	$(269,499,000)

	Consolidated Statement of Operations
	March 31, 2017
	Previously Reported	Revisions	Revised Report
Change in Warrant Liability	$2,743,000	$(2,743,000)	$-
Earnings Per Share	$(12.07)	$(14.29)	$(26.36)

8.
Subsequent Events

The Company evaluated subsequent events from March 31, 2018 through the date of this filing and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2017.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

Throughout this Quarterly Report on Form 10-Q, the terms “GTBP,” “we,” “us,” “our,” “the company” and “our company” refer to GT Biopharma, Inc., a Delaware corporation formerly known as Oxis International, Inc., DDI Pharmaceuticals, Inc. and Diagnostic Data, Inc, together with our subsidiaries.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE), Tetra-specific Killer Engager (TetraKE) and bi-specific Antibody Drug Conjugate (ADC) technology platforms. Constructs include bispecific and trispecific scFv constructs, proprietary drug payloads, bispecific targeted antibody-drug conjugates, as well as tri- and tetra-specific antibody-directed cellular cytotoxicity, or ADCC. Our proprietary tri- and tetra-specific ADCC platform engages natural killer cells, or NK cells. NK cells are cytotoxic lymphocytes of the innate immune system capable of immune surveillance. NK cells mediate ADCC through the highly potent CD16 activating receptor. Upon activation, NK cells deliver a store of membrane penetrating apoptosis-inducing molecules. Unlike T cells, NK cells do not require antigen priming.

We also have a CNS portfolio consisting of innovative reformulations and/or repurposing of existing therapies. We believe these therapeutic agents address certain unmet medical needs that can lead to improved efficacy while addressing tolerability and safety issues that tended to limit the usefulness of the original approved drug. Our CNS drug candidates address disease states such as chronic neuropathic pain, myasthenia gravis and motion sickness.

OXS-3550 is our most advanced TriKE product candidate. The IND for OXS-3550 was filed in June 2017 by the University of Minnesota. Before the IND was transferred to us in October 2017, FDA requested that additional preclinical toxicology be conducted prior to initiating clinical trials. The FDA also requested some additional information and clarifications on the manufacturing (CMC) and clinical packages. The requested additional information and clarifications have been completed and are being incorporated by us into the IND in eCTD format. We expect to file the IND in mid 2018 and be a in position begin a Phase 1 clinical trial in the second half of 2018.

Our most advanced bi-specific ADC, OXS-1550, which targets CD19+ and/or CD22+ hematological malignancies is currently in a single site Phase 2 trial being conducted at the University of Minnesota Masonic Cancer Center in patients with relapsed/refractory B-cell leukemias or lymphomas. There are approximately 18 patients enrolled in this trial. Based on the rapidly changing landscape of in-development and available treatment options for this patient population, as well as what we believe are compelling data from the OXS-1550 phase I trial, we recently assembled an ADC Advisory Board to work with us to assess and interpret the OXS-1550 pre-clinical and clinical data, including a snapshot from the Phase 2 study, and evaluate next steps for this program. We expect data from the Phase 2 trial to be available in the second half 2018.

In January 2018, we completed a study in healthy volunteers for GTP-004, our product candidate for the treatment for the symptoms of myasthenia gravis. We also announced the initiation of an investigator led study in healthy volunteers for GTP-011, for the prevention of motion sickness, with data expected in the second half of 2018. We expect to take advantage of our CNS portfolio by generating what we believe to be proof-of-concept data and/or achieving other milestones, making what we believe are cost effective go/no-go decisions, and pursuing strategic transactions with commercialization-oriented pharmaceutical companies.

Recent Developments

Financing

In January 22, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with the fourteen accredited investors (individually, a “Buyer” and collectively, the “Buyers”) pursuant to which the Company has agreed to issue to the Buyers senior convertible notes in an aggregate principal amount of $7,760,510 (the “Notes”), which Notes shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), and five-year warrants to purchase the Company’s Common Stock representing the right to acquire an aggregate of approximately 1,694,440 shares of Common Stock (the “Warrants”).

Pursuant to the terms of SPA the Notes are subject to an original issue discount of 10% resulting in proceeds to the Company of $7,055,000 from the transaction. The Notes are due on July 22, 2018. The Notes are convertible, at the option of the Buyers, at any time prior to payment in full, into shares of common stock of the Company at a price of $4.58 per share (“Conversion Price”). According to the terms of the note agreement, the Notes are subject to certain adjustments depending upon the price and structure of a subsequent financing, including a qualified financing with gross proceeds of at least $20 million, as defined in the agreements.

Upon the purchase of the Notes, the Buyers received Warrants to purchase 1,694,440 shares of Common Stock. Such Warrants are exercisable for (5) years from the date the shares underlying the Warrants are freely saleable. The initial Exercise Price is $4.58. According to the terms of the warrant agreement, the Warrants are subject to certain adjustments depending upon the price and structure of a subsequent financing, including a qualified financing with gross proceeds of at least $20 million, as defined in the agreements.

The issuance of the Notes and Warrants were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

Contemporaneously with the execution and delivery of the SPA, the Company and the Buyers executed and delivered a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company has agreed to provide certain registration rights with respect to the Registrable Securities under the 1933 Act and the rules and regulations promulgated thereunder, and applicable state securities laws. All descriptions of the SPA, the Registration Rights Agreement, the Notes and the Warrants contained herein are qualified in their entirety by reference to the exhibits filed herewith.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Research and Development Expenses

During the three months ended March 31, 2018 and 2017, we incurred $3,473,000 and $144,000 of research and development expenses. Research and development costs increased due primarily to the addition of new employees, consultants costs and preclinical and clinical expenses and includes $2.9 million of expenses related to non-cash compensation. We anticipate our direct clinical costs to increase in second half of 2018 upon the initiation of a Phase 1 clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the three months ended March 31, 2018 and 2017, we incurred $3,687,000 and $1,394,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase $1.3 million of professional fees, $0.8 million of public and investor relations expenses and $0.5 million of loan costs. We anticipate the second quarter of 2018 selling, general and administrative expenses will be lower than the first quarter of 2018 primarily due to the reduction of executive salaries and professional fees.

Interest Expense

Interest expense was $2,931,000 and $3,520,000 for the three months ended March 31, 2018 and 2017 respectively.  The decrease is primarily due to a decrease debt issuance costs associated with the convertible debentures and demand notes payable that were settled in September 2017. The current interest expense relates to the amortization of the original issue discount and the value of warrants issued with the January 2018 financing.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $280 million and cash of $2.8 million as of March 31, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, and licensing and/or marketing arrangements with pharmaceutical companies. Management is also implementing cost saving efforts, including reduction in executive salaries. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next six months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding in 2018, its business, operating results, financial condition and cash flows may be materially and adversely affected.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2018.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

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

As of March 31, 2018, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of March 31, 2018.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of March 31, 2018.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

Item 1A.  Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

In January 22, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with the fourteen accredited investors (individually, a “Buyer” and collectively, the “Buyers”) pursuant to which the Company has agreed to issue to the Buyers senior convertible notes in an aggregate principal amount of $7,760,510 (the “Notes”), which Notes shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), and five-year warrants to purchase the Company’s Common Stock representing the right to acquire an aggregate of approximately 1,694,440 shares of Common Stock (the “Warrants”).

Pursuant to the terms of SPA the Notes are subject to an original issue discount of 10% resulting in proceeds to the Company of $7,055,000 from the transaction. The Notes are due on July 22, 2018. The Notes are convertible, at the option of the Buyers, at any time prior to payment in full, into shares of common stock of the Company at a price of $4.58 per share (“Conversion Price”). According to the terms of the note agreement, the Notes are subject to certain adjustments depending upon the price and structure of a subsequent financing, including a qualified financing with gross proceeds of at least $20 million, as defined in the agreements.

Upon the purchase of the Notes, the Buyers received Warrants to purchase 1,694,440 shares of Common Stock. Such Warrants are exercisable for (5) years from the date the shares underlying the Warrants are freely saleable. The initial Exercise Price is $4.58. According to the terms of the warrant agreement, the Warrants are subject to certain adjustments depending upon the price and structure of a subsequent financing, including a qualified financing with gross proceeds of at least $20 million, as defined in the agreements.

The issuance of the Notes and Warrants were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

Contemporaneously with the execution and delivery of the SPA, the Company and the Buyers executed and delivered a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company has agreed to provide certain registration rights with respect to the Registrable Securities under the 1933 Act and the rules and regulations promulgated thereunder, and applicable state securities laws. All descriptions of the SPA, the Registration Rights Agreement, the Notes and the Warrants contained herein are qualified in their entirety by reference to the exhibits filed herewith.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

Exhibit	Description	Herewith	Form	SEC File No.	Filing Date

3.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective as of July 19, 2017.		8-K	000-08092	03/15/18
10.1	Securities Purchase Agreement by and among the Company and the Buyers, dated January 22, 2018.		8-K	000-08092	01/23/18
10.2	Form of Registration Rights Agreement by and among the Company and the Buyers, dated January 22, 2018.		8-K	000-08092	01/23/18
10.3	Form of Note.		8-K	000-08092	01/23/18
10.4	Form of Warrant.		8-K	000-08092	01/23/18
10.5	Executive Employment Agreement, dated as of February 15, 2018, between the Company and Cross.		8-K	000-08092	02/21/18
10.6	First Amendment to the Employment Agreement, dated as of February 14, 2018, between the Company and Dr. Clarence-Smith.		8-K	000-08092	02/21/18
10.7	Consultant Agreement, dated as of February 14, 2018, between the Company and Mr. Cataldo.		8-K	000-08092	02/21/18
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2018	GT Biopharma, Inc. By: /s/ Shawn Cross Shawn Cross Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shawn Cross Shawn Cross	Chief Executive Officer and Chairman of the Board	May 15, 2018
/s/ Steven Weldon Steven Weldon	Chief Financial Officer (Principal Financial Officer), and Director	May 15, 2018
/s/ Dr. Kathleen Clarence-Smith Dr. Kathleen Clarence-Smith	Vice Chairwoman and Director	May 15, 2018
/s/Anthony J. Cataldo Anthony J. Cataldo	Director	May 15, 2018
/s/ Geoffrey Davis Geoffrey Davis	Director	May 15, 2018
/s/ Federica O’Brien Federica O’Brien	Director	May 15, 2018
/s/ Peter Kiener Peter Kiener	Director	May 15, 2018