Form 10-Q
period 2018-06-30
GT Biopharma, Inc.
filed 2018-08-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018.

☐
For the transition period from         to           ..

Commission File Number 0-8092

GT BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	94-1620407
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

100 South Ashley Street, Suite 600
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At August 14, 2018, the issuer had outstanding the indicated number of shares of common stock:  50,117,977.

GT Biopharma, Inc. and Subsidiaries
FORM 10-Q
For the Six Months Ended June 30, 2018

GT Biopharma, Inc. and Subsidiaries
as of June 30, 2018 and December 31, 2017
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,096,000	$576,000
Prepaid expenses	-	-
Total Current Assets	1,096,000	576,000

Intangible assets	253,777,000	253,777,000
Loan costs	126,000	-
Deposits	9,000	9,000
Fixed assets, net	6,000	6,000
Total Other Assets	253,918,000	253,792,000
TOTAL ASSETS	$255,014,000	$254,368,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,887,000	$2,546,000
Accrued expenses	178,000	102,000
Line of credit	31,000	31,000
Convertible debentures, net of discount of $905,000	6,856,000	-
Total Current Liabilities	8,952,000	2,679,000

Total liabilities	8,952,000	2,679,000

Stockholders’ Equity:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,000	1,000
Series J – 1,163,548 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,000	1,000
Common stock - $0.001 par value; 750,000,000 shares authorized; and 50,117,977 and 50,117,977 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	50,000	50,000
Additional paid-in capital	534,849,000	521,305,000
Accumulated deficit	(288,670,000)	(269,499,000)
Noncontrolling interest	(169,000)	(169,000)
Total Stockholders’ Equity	246,062,000	251,689,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,014,000	$254,368,000

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Product revenues	$-	$-	$-	$-
License revenue	-	-	-	-
Total revenue	-	-	-	-
Cost of product revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Research and development	3,251,000	241,000	6,724,000	385,000
Selling, general and administrative expenses	1,906,000	1,044,000	5,593,000	2,438,000
Total operating expenses	5,157,000	1,285,000	12,317,000	2,823,000
Loss from operations	(5,157,000)	(1,285,000)	(12,317,000)	(2,823,000)
Other income (expense)
Interest expense	(3,924,000)	(1,178,000)	(6,855,000)	(4,698,000)
Total other income (expense)	(3,924,000)	(1,178,000)	(6,855,000)	(4,698,000)
Loss before minority interest and provision for income taxes	(9,081,000)	(2,463,000)	(19,172,000)	(7,521,000)
Plus: net (income) loss attributable to the noncontrolling interest	-	-	-	-
Loss before provision for income taxes	(9,081,000)	(2,463,000)	(19,172,000)	(7,521,000)
Provision for income tax	-	-	-	-
Net loss	(9,081,000)	(2,463,000)	(19,172,000)	(7,521,000)
Weighted average common shares outstanding – basis and diluted
Basic	50,117,977	479,053	50,117,977	335,450
Diluted	50,117,977	479,053	50,117,977	335,450
Net loss per share
Basic	$(0.18)	$(5.14)	$(0.38)	$(22.42)
Diluted	$(0.18)	$(5.14)	$(0.38)	$(22.42)

The accompanying condensed notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017

	2018	2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,172,000)	$(7,521,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	1,000
Stock compensation expense for options and warrants issued to employees and non-employees	6,489,000	1,524,000
Amortization of debt discounts	6,855,000	1,376,000
Note Allonge		100,000
Non-cash interest expense	-	2,197,000
Amortization of loan costs	407,000	-
Changes in operating assets and liabilities:
Other assets	-	-
Accounts payable and accrued liabilities	(581,000)	1,282,000
Net cash used in operating activities	(6,000,000)	(1,041,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(2,000)	-
Net cash used by investing activities	(2,000)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	7,055,000	1,061,000
Loan costs	(533,000)	-
Repayment of note payable	-	-
Net cash provided by financing activities	6,522,000	1,061,000
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	520,000	20,000
CASH AND CASH EQUIVALENTS - Beginning of period	576,000	19,000
CASH AND CASH EQUIVALENTS - End of period	$1,096,000	$39,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$-	$2,025,000
Issuance of common stock upon conversion of accrued interest	$-	$486,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

1.
The Company and Summary of Significant Accounting Policies

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immunooncology products based off our proprietary Trispecific Killer Engager (TriKE), Tetraspecific Killer Engager (TetraKE) and bispecific Antibody Drug Conjugate (ADC) technology platforms. Constructs include bispecific and trispecific scFv constructs, proprietary drug payloads, bispecific targeted antibodydrug conjugates, as well as tri and tetraspecific antibodydirected cellular cytotoxicity, or ADCC. Our proprietary tri and tetraspecific ADCC platform engages natural killer cells, or NK cells. NK cells are cytotoxic lymphocytes of the innate immune system capable of immune surveillance. NK cells mediate ADCC through the highly potent CD16 activating receptor. Upon activation, NK cells deliver a store of membrane penetrating apoptosis inducing molecules. Unlike T cells, NK cells do not require antigen priming.

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

In 1965, the corporate predecessor of GT Biopharma, Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972. and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. In July 2017, the Company changed its name to GT Biopharma, Inc.

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

The financial statements of the Company have been prepared on a goingconcern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $289 million and cash of $1.1 million as of June 30, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, and licensing and/or marketing arrangements with pharmaceutical companies. Management is also implementing cost saving efforts, including reduction in executive salaries. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next six months from the date the financial statements are issued. however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding in 2018, its business, operating results, financial condition and cash flows may be materially and adversely affected.

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had $845,000 of balances in excess of this limit at June 30, 2018.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the six months ended June 30, 2018 and 2017, respectively

Impairment of Long Lived Assets

The Company's long-lived assets currently consist of capitalized patents and other indefinite lived intangible assets.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of the Company's long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets.  There was no impairment of any of the indefinite lived intangibles during the six months ended June 30, 2018

Income Taxes

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 1,695,686 and 1,030,951 as of June 30, 2018 and 2017, respectively.

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

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 liabilities consist of liabilities arising from the issuance of convertible securities and in accordance with ASC 815-40: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured each reporting period. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity. There were not such liabilities at June 30, 2018.

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $6,724,000 and $385,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. As of June 30, 2018, the Company has not generated any licensing revenue.

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

As stated in Note 1, Company's long-lived assets currently consist of capitalized patents and other indefinite lived intangible assets.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of the Company's long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets.  There was no impairment of any of the indefinite lived intangibles during the six months ended June 30, 2018.

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

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at June 30, 2018.

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

5.
Stock Options and Warrants

Stock Options

The following table summarizes stock option transactions for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2017	1,246	$1,428.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2018	1,246	$1,428.00
Exercisable, June 30, 2018	1,246	$1,428.00

Common Stock Warrants

Warrant transactions for the six months ended June 30, 2018 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017:	-	$-
Granted	1,694,440	4.58
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2018	1,694,440	$4.58
Exercisable at June 30, 2018	1,694,440	$4.58

6.
Commitments and Contingencies

Leases

On September 1, 2017, the Company has entered into a three-year lease agreement for its office in Washington, D.C. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. The Company recognizes rent expense under such arrangements on a straight-line basis over the effective term of each lease. This lease was terminated as of June 30, 2018.

Rent expense for the six months ended June 30, 2018 and 2017 was $54,000 and $6,000, respectively.

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

On February 15, 2018, the Company entered into an Executive Employment Agreement with Mr. Cross, pursuant to which Mr. Cross will be employed as the Company’s Chief Executive Officer.  The term of the Executive Employment Agreement is three years and is terminable at will by either the Company or Mr. Cross and subject to automatic extensions for successive one year periods. Mr. Cross will be paid an annual salary of $500,000, paid in equal monthly installment. Mr. Cross is also entitled to participate in the Company’s bonus plans. Under the Executive Employment Agreement, the Company has agreed that it will recommend to the Board that the Company grant Mr. Cross an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value of each share as determined by the Board as of the date of the grant. The stock option grant would vest according to the following schedule: (i) 34% of the shares on February 15, 2018, (ii) 33% of the shares on February 15, 2019, and (iii) 33% of the shares on February 15, 2020. Mr. Cross resigned as the Chief Executive Officer and from the Board of Directors effective July 2, 2018.

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

7.
Change of Accounting Method

Adoption of ASU 2017-11

In connection with the securities purchase agreements and debt transactions during and previous the year ended December 31, 2017, the Company issued warrants, to purchase common stock with a five-year term. Upon issuance of the warrants, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability. The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 during the six months ended June 30, 2018 on a retrospective basis. Accordingly, the Company recorded the warrant derivative and conversion option derivative liabilities to additional paid in capital upon issuance.

The following table provides a summary of the derivative liability activity as a result of the adoption of ASU 2017-11:

	Consolidated Balance Sheet
	December 31, 2017
	Previously Reported	Revisions	Revised Report
Additional Paid in Capital	$519,702,000	$1,603,000	$521,305,000
Accumulated Deficit	$(267,896,000)	$(1,603,000)	$(269,499,000)

	Consolidated Statement of Operations
	For the Three Months Ended June 30, 2017
	Previously Reported	Revisions	Revised Report
Change in Warrant Liability	$(367,000)	$367,000	$-
Earnings Per Share	$(5.91)	$0.77	$(5.14)

	Consolidated Statement of Operations
	For the Six Months Ended June 30, 2017
	Previously Reported	Revisions	Revised Report
Change in Warrant Liability	$2,376,000	$(2,376,000)	$-
Earnings Per Share	$(15.34)	$(7.08)	$(22.42)

8.
Subsequent Events

 Debentures

On August 2, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $5,140,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share.

Also on August 2, 2018, $3,315,141.74 of notes issued on January 22, 2018 were converted into the Debentures at the same terms as discussed above. In addition, the Company utilized a portion of these proceeds to repay $4.411 million of the notes issued on January 12, 2018.

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

Overview

We are a clinical stage biopharmaceutical company predominantly focused on the development and commercialization of immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE), Tetra-specific Killer Engager (TetraKE) and bi-specific Antibody Drug Conjugate (ADC) technology platforms. Our TriKE and TetraKE platforms generate proprietary moieties designed to harness and enhance the cancer killing abilities of a patient’s own natural killer, or NK, cells. Once bound to a NK cell, our moieties are designed to enhance the NK cell and precisely direct it to one or more specifically-targeted proteins (tumor antigens) expressed on a specific type of cancer, ultimately resulting in the cancer cell’s death. TriKEs and TetraKEs are made up of recombinant fusion proteins, can be designed to target certain tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization. They are designed to be dosed in a common outpatient setting similar to modern antibody therapeutics and are expected to have reasonably low cost of goods. Our ADC platform can generate product candidates that are bi-specific, ligand-directed single-chain fusion proteins that, we believe, represent the next generation of ADCs.

Our most advanced bi-specific ADC, which targets CD19+ and/or CD22+ hematological malignancies, is in the Phase 2 component of a Phase 1/2 Non-Hodgins Lymphoma (NHL)/Acute Lymphocytic Leukemia (ALL) trial which is an open-label, investigator-led study. We expect to be in a position to begin a First-in-Class, Phase 1 trial in CD33+ hematologic malignancies for our most advanced TriKE product candidate in the second half of 2018. We are initially targeting certain hematologic malignancies as we believe our product candidates may have certain advantages over existing and other in-development products. We are also focused on developing TetraKE product candidates designed to target the larger solid tumor population and are working towards beginning clinical trials in 2019.

Our TriKE product candidates are single-chain, tri-specific scFv recombinant fusion proteins composed of the variable regions of the heavy and light chains (or heavy chain only) of anti-CD16 antibodies, wild-type or a modified form of IL-15 and the variable regions of the heavy and light chains of an antibody designed to precisely target a specific tumor antigen. We utilize the NK stimulating cytokine human IL-15 as a crosslinker between the two scFvs which is designed to provide a self-sustaining signal leading to the proliferation and activation of NK cells thus enhancing their ability to kill cancer cells mediated by antibody-dependent cell-mediated cytotoxicity (ADCC). Our second TriKE product candidate, OXS-C3550, is a next-generation version of OXS-3550 containing a modified CD16 component.

Our TetraKE product candidates are single-chain fusion proteins composed of human single-domain anti-CD16 antibody, wild-type IL-15 and the variable regions of the heavy and light chains of two antibodies that are designed to target two specific tumor antigens expressed on specific types of cancer cells. An example of a TetraKE product candidate is OXS-1615 which is designed to target EpCAM and CD133 positive solid tumors. EpCAM is found on many solid tumor cells of epithelial origin and CD133 is a marker for cancer stem cells. OXS-1615 is designed to enable a patient’s NK cells to kill not only the heterogeneous population of cancer cells found in many solid tumors but also kill the cancer stem cells that can be responsible for recurrences.

Our TriKEs and TetraKEs are designed to act by binding to a patient’s NK cells and a specific tumor antigen enabling an immune synapse between the now IL-15-enhanced NK cell and the targeted cancer cell. The formation of an immune synapse can induce NK cell activation which can lead to the death of the cancer cell. We believe the self-sustaining signal caused by our IL-15 cross-linker may enable prolonged and enhanced proliferation and activation of NK cells similar to the increased proliferation of T-cells caused by 41BB-L or CD28 intracellular domains in CAR-T therapy but without the need to enhance the patient’s NK cells ex vivo.

We are using our TriKE and TetraKE platforms with the intent to bring to market immuno-oncology products that can treat a range of hematologic malignancies, sarcoma and solid tumors. The platforms are scalable and we are putting processes in place to be able to produce IND-ready moieties in a timely manner after a specific TriKE or TetraKE conceptual design. After conducting market and competitive research, specific moieties can then be advanced into the clinic on our own or through potential collaborations with larger companies. We are also evaluating, in conjunction with our Scientific Advisory Board, additional moieties designed to target different tumor antigens. We believe our TriKEs and TetraKEs may have the ability, if approved for marketing, to be used on a stand-alone basis, augment the current monoclonal antibody therapeutics, be used in conjunction with more traditional cancer therapy and potentially overcome certain limitations of current chimeric antigen receptor, or CAR-T, therapy.

OXS-3550 is our first TriKE product candidate. The OXS-3550 IND will focus on AML, the most common form of adult leukemia with 21,000 new cases expected in 2018 alone (American Cancer Society). These patients typically receive frontline therapy, usually chemotherapy, including cytarabine and an anthracycline, a therapy that has not changed in over 40 years. About half will have relapses and require alternative therapies. In addition, MDS incidence rates have dramatically increased in the population of the United States from 3.3 per 100,000 individuals from 2001-2004 to 70 per 100,000 annually, MDS is especially prevalent in elderly patients that have a median age of 76 years at diagnosis. The survival of patients with MDS is poor due to decreased eligibility, as a result of advanced age, for allogeneic hematopoietic cell transplantation (Allo-HSCT), the only curative MDS treatment (Cogle CR. Incidence and Burden of the Myelodysplastic Syndromes. Curr Hematol Malig Rep. 2015; 10(3):272-281). We believe that OXS-3550 could serve as a relatively safe, cost-effective, and easy-to-use therapy for resistant/relapsing AML and MDS and could also be combined with chemotherapy as frontline therapy thus targeting the larger patient population.

The IND for OXS-3550 was filed in June 2017 by the University of Minnesota. FDA requested that additional preclinical toxicology be conducted prior to initiating clinical trials. The FDA also requested some additional information and clarifications on the manufacturing (CMC) and clinical packages. The requested additional information and clarifications have been completed and are being incorporated by us into the IND in eCTD format. We filed the IND amendment in June 2018 and expect to be in a position to begin a Phase 1 clinical trial in the second half of 2018.

We also believe our bi-specific, ligand-directed single-chain fusion proteins are examples of the next generation of ADCs. We believe OXS-1550 has certain properties that could result in competitive advantages over recently approved ADC products targeting leukemias and lymphomas and/or have utility other niche populations. In a Phase 1 trial, of nine patients that achieved adequate blood levels, in two heavily pretreated patients a continuous partial remission (PR) and complete remission (CR) were observed. One patient, who had failed multiple previous treatment regimens, has been in remission since early 2015.

OXS-1550 is being evaluated in a Phase 2 component of an investigator-led Phase 1/2 clinical trial in relapsed/refractory NHL/ALL patients. We recently assembled a Bi-Specific ADC Advisory Board to work with us to assess and interpret the OXS-1550 pre-clinical and clinical data, including an interim review of the Phase 1/2 study. Eighteen patients have been enrolled to date, including 12 NHL and six ALL patients. At the time of the interim review, 13 patients met the evaluation criteria, including nine NHL and four ALL patients. More than 50% of patients (seven of 13) exhibited a clinical benefit, defined as stable disease, partial remission or complete remission at Day 29. Of the seven patients, one demonstrated a complete remission (CR), one demonstrated a partial remission (PR) and five demonstrated stable disease (SD).

The efficacy signal was more prominent in ALL patients with 75% (three of four) exhibiting clinical benefit including one CR, one PR and one SD. In the NHL population, four of nine patients exhibited SD. Adverse events were mostly grade 1 and 2 and reversible. One patient had a grade 4 low platelet count, two patients had a grade 3 increase in liver function tests, or LFTs, and one patient had a grade 3 capillary leak.

The Company currently expects final data for this trial to be available in the fourth quarter of 2018 or the first quarter of 2019.

Our initial and ongoing work is being conducted in collaboration with the Masonic Cancer Center at the University of Minnesota under research agreements led by Dr. Jeffrey Miller, the Deputy Director and Dr. Daniel Vallera, Director, Section of Molecular Cancer Therapeutics. Through these research agreements we have access to a range of capabilities and resources such as construct design and functional testing, early single-chain fusion protein GMP production, scientific and clinical expertise and experience including early phase human testing. Dr. Miller is a recognized leader in the field of NK cell and IL-15 biology and their therapeutic potential. We have exclusive rights to the TriKE and TetraKE platforms and are generating additional intellectual property around specific moieties.

We also have a CNS portfolio of three product candidates consisting of what we believe are innovative reformulations and/or repurposing of existing therapies. We believe these therapeutic agents may address certain unmet medical needs that can lead to improved efficacy while addressing tolerability and safety issues that may have limited the usefulness of the original approved drug. Our CNS drug candidates may address disease states such as chronic neuropathic pain, myasthenia gravis and motion sickness.

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

On August 2, 2018, $3,315,141.74 of notes issued on January 22, 2018 were converted into new Debentures and $4,410,748.14 was repaid in cash.

On August 2, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers 10% Senior Convertible Debentures in an aggregate principal amount of $5,140,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Research and Development Expenses

During the three months ended June 30, 2018 and 2017, we incurred $3,251,000 and $241,000 of research and development expenses. Research and development costs increased due primarily to the addition of new employees, consultant costs and preclinical and clinical expenses and include $2.9 million of the expenses related to non-cash compensation. We anticipate our direct clinical costs to increase in second half of 2018 upon the initiation of a Phase 1 clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the three months ended June 30, 2018 and 2017, we incurred $1,906,000 and $1,044,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase $.4 million of professional fees and $0.5 million of loan costs.

Interest Expense

Interest expense was $3,924,000 and $1,178,000 for the three months ended June 30, 2018 and 2017 respectively.  The increase is primarily due to amortization of the original issue discount and the value of warrants issued with the January 2018 financing.

Comparison of the Six Months Ended June 30, 2018 and 2017

Research and Development Expenses

During the six months ended June 30, 2018 and 2017, we incurred $5,593,000 and $2,438,000 of research and development expenses. Research and development costs increased due primarily to the addition of new employees, consultant costs and preclinical and clinical expenses and include $6.0 million of the expenses related to non-cash compensation. We anticipate our direct clinical costs to increase in second half of 2018 upon the initiation of a Phase 1 clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the six months ended June 31, 2018 and 2017, we incurred $6,724,000 and $385,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to an increase $1.3 million of professional fees, $1.2 million of public and investor relations expenses and $1.0 million of loan costs.

Interest Expense

Interest expense was $6,855,000 and $4,698,000 for the six months ended June 30, 2018 and 2017 respectively.  The increase is primarily due to the current interest expense relates to the amortization of the original issue discount and the value of warrants issued with the January 2018 financing.

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

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $289 million and cash of $1.1 million as of June 30, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, and licensing and/or marketing arrangements with pharmaceutical companies. Management is also implementing cost saving efforts, including reduction in executive salaries. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next six months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding in 2018, its business, operating results, financial condition and cash flows may be materially and adversely affected.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2018.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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

As of June 30, 2018, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of June 30, 2018.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of June 30, 2018.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

On August 2, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers 10% Senior Convertible Debentures in an aggregate principal amount of $5,140,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share.

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

Upon the purchase of the Notes, the Buyers received Warrants to purchase 1,694,440 shares of Common Stock. Such Warrants are exercisable for (5) years from the date the shares underlying the Warrants are freely saleable. The initial Exercise Price is $4.58. According to the terms of the warrant agreement, the notes are subject to certain adjustments depending upon the price and structure of a subsequent financing, including a qualified financing with gross proceeds of at least $20 million, as defined in the agreements.

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

On August 2, 2018, $3,315,141.74 of notes issued on January 22, 2018 were converted into new Debentures and $4,410,748.14 was repaid in cash.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

Exhibit	Description	Herewith	Form	SEC File No.	Filing Date
3.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective as of July 19, 2017.		8-K	000-08092	03/15/18
10.1	Securities Purchase Agreement by and among the Company and the Buyers, dated January 22, 2018.		8-K	000-08092	01/23/18
10.2	Form of Registration Rights Agreement by and among the Company and the Buyers, dated January 22, 2018.		8-K	000-08092	01/23/18
10.3	Form of Note.		8-K	000-08092	01/23/18
10.4	Form of Warrant.		8-K	000-08092	01/23/18
10.5	Executive Employment Agreement, dated as of February 15, 2018, between the Company and Cross.		8-K	000-08092	02/21/18
10.6	First Amendment to the Employment Agreement, dated as of February 14, 2018, between the Company and Dr. Clarence-Smith.		8-K	000-08092	02/21/18
10.7	Consultant Agreement, dated as of February 14, 2018, between the Company and Mr. Cataldo.		8-K	000-08092	02/21/18
10.8	Form of 10% Senior Convertible Debenture		8-K	000-08092	08/03/18
10.9	Security Purchase Agreement		8-K	000-08092	08/03/18
10.10	Stock Pledge Agreement	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

Exhibit No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

GT Biopharma, Inc.

Dated: August 14, 2018	By:	/s/ Dr. Raymond Urbanski
Dr. Raymond Urbanski
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dr. Raymond Urbanski	Chief Executive Officer and Chairman of the Board	August 14, 2018
Dr. Raymond Urbanski

/s/ Steven Weldon	Chief Financial Officer (Principal Financial Officer), and Director	August 14, 2018
Steven Weldon

/s/ Dr. Kathleen Clarence-Smith	Vice Chairwoman and Director	August 14, 2018
Dr. Kathleen Clarence-Smith

/s/Anthony J. Cataldo	Director	August 14, 2018
Anthony J. Cataldo

/s/ Geoffrey Davis	Director	August 14, 2018
Geoffrey Davis

/s/ Dr. John Bonfiglio	Director	August 14, 2018
Dr. John Bonfiglio

/s/ Dr. Peter Kiener	Director	August 14, 2018
Dr. Peter Kiener