Form 10-Q
period 2018-09-30
GT Biopharma, Inc.
filed 2018-11-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018.

☐ For the transition period from to .

Commission File Number 0-8092

GT BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
310 N. Westlake Blvd, Suite 206 Westlake Village, CA 91362 (Address of principal executive offices and zip code) (800) 304-9888 (Registrant’s telephone number, including area code)

100 South Ashley Drive
Suite 600
Tampa, FL 33602
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At November 14, 2018, the issuer had outstanding the indicated number of shares of common stock:  50,227,978.

GT Biopharma, Inc. and Subsidiaries
FORM 10-Q
For the Quarterly Period Ended September 30, 2018

Part 1: Financial Information
Item 1. Financial Statements
GT Biopharma, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,232	$576
Prepaid expenses	15	-
Total Current Assets	1,247	576

Intangible assets	25,263	253,777
Deposits	21	9
Fixed assets, net	5	6
Total Other Assets	25,289	253,792
TOTAL ASSETS	$26,536	$254,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,251	$2,546
Accrued expenses	344	102
Line of credit	31	31
Convertible debentures, net of discount of $488	10,597	-
Total Current Liabilities	13,223	2,679
Total liabilities	13,223	2,679

Stockholders’ Equity:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Series J – 1,163,548 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Common stock - $0.001 par value; 750,000,000 shares authorized; and 50,227,978 and 50,117,977 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	50	50
Additional paid-in capital	537,883	521,305
Accumulated deficit	(524,453)	(269,499)
Noncontrolling interest	(169)	(169)
Total Stockholders’ Equity	13,313	251,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,536	$254,368

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	1,111	526	7,835	911
Selling, general and administrative expenses	5,035	126,330	10,628	128,768
Loss on impairment	228,514	-	228,514	-
Total operating expenses	234,660	126,856	246,977	129,679
Loss from operations	(234,660)	(126,856)	(246,977)	(129,679)
Other income (expense):
Interest expense	(1,123)	(3,769)	(7,978)	(8,467)
Total other income (expense)	(1,123)	(3,769)	(7,978)	(8,467)
Loss before provision for income taxes	(235,783)	(130,625)	(254,955)	(138,146)
Provision for income tax	-	-	-	-
Net loss	(235,783)	(130,625)	(254,955)	(138,146)
Net loss per common share – basic and diluted	$(4.70)	$(8.15)	$(5.09)	$(24.54)
Weighted average common shares outstanding – basic and diluted	50,154,516	16,027,687	50,130,202	5,628,529

The accompanying condensed notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,955)	$(138,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	2
Loss on impairment of long-lived assets	228,514	-
Stock compensation expense for options and warrants issued to employees and non-employees	8,191	125,905
Amortization of debt discounts	7,816	4,791
Note Allonge	-	100
Non-cash interest expense	-	2,197
Amortization of loan costs	1,076	-
Changes in operating assets and liabilities:
Prepaid Expenses	(15)	-
Other assets	(12)	(7)
Accounts payable and accrued liabilities	(53)	1,880
Net cash used in operating activities	(9,433)	(3,278)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(4)	-
Net cash used in investing activities	(4)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	15,045	5,991
Loan costs	(533)	-
Repayment of note payable	(4,419)	-
Net cash provided by financing activities	10,093	5,991
NET INCREASE IN CASH AND CASH EQUIVALENTS	656	2,713
CASH AND CASH EQUIVALENTS - Beginning of period	576	19
CASH AND CASH EQUIVALENTS - End of period	$1,232	$2,732

Non-Cash Investing and Financing Activities:
Issuance of common stock upon conversion of convertible notes	$220	$-
Acquisition of intangibles through issuance of common stock	$-	$253,777

The accompanying condensed notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.
Description of Business and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of GT Biopharma, Inc. and its subsidiaries (the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018 (the “Annual Report”).

Business

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

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Natural Killer (NK) cell engager (Tri-specific Killer Engager (TriKE) & Tetra-specific Killer Engager (TetraKE)) and bi-specific Antibody Drug Conjugate (bispecific-ADC) technology platforms. Our TriKE and TetraKE platforms generate proprietary moieties designed to harness and enhance the cancer killing abilities of a patient’s own natural killer, or NK, cells. Once bound to a NK cell, our moieties are designed to stimulate the NK cell and precisely direct it to one or more specifically-targeted proteins (tumor antigens) expressed on a specific type of cancer, ultimately resulting in the cancer cell’s death. TriKEs and TetraKEs are made up of recombinant fusion proteins, can be designed to target tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization. They are designed to be dosed in an outpatient setting and are expected to have reasonably low cost of goods. Our bispecific-ADC platform can generate product candidates that are ligand-directed single-chain fusion proteins that simultaneously target two tumor antigens. We believe our bispecific-ADC moieties represents the next generation of ADCs.

Also, in connection with the acquisition of Georgetown Translational Pharmaceuticals on September 1, 2017, we acquired a portfolio of IPR&D CNS assets consisting of innovative reformulations and/or repurposing of existing therapies. These CNS assets address disease states such as chronic neuropathic pain, myasthenia gravis and motion sickness.

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

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $524.5 million and cash of $1.2 million as of September 30, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, and licensing and/or marketing arrangements with pharmaceutical companies. Management has also implemented cost saving efforts, including reduction in executive salaries and reduced travel. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next six months from the date the financial statements are issued. However, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected.

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had $982,000 of balances in excess of this limit at September 30, 2018.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the nine months ended September 30, 2018 and 2017, respectively.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Long-Lived Assets

Our long-lived assets include property, plant and equipment, capitalized costs of filing patent applications and other indefinite lived intangible assets. We evaluate our long-lived assets for impairment, other than indefinite lived intangible assets, in accordance with ASC 360, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

Applicable long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

Impairment of Long-Lived Assets

The Company's long-lived assets currently consist of indefinite lived intangible assets associated with IPR&D (“In-Process Research & Development”) projects and related capitalized patents acquired in the acquisition of Georgetown Translational Pharmaceuticals, Inc. as described in Note 2 below.  Intangible assets associated with IPR&D projects are not amortized until approval by the Food and Drug Administration (FDA) is obtained in a major market subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

The Company evaluates indefinite lived intangible assets for impairment at least annually and whenever impairment indicators are present in accordance with ASC 350. When necessary, the Company records an impairment loss for the amount by which the fair value is less than the carrying value of these assets. The fair value of intangible assets other than goodwill is typically determined using the “relief from royalty method”, specifically the discounted cash flow method utilizing Level 3 fair value inputs. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

The Company performs impairment testing for all other long-lived assets whenever impairment indicators are present. When necessary, the Company calculates the undiscounted value of the projected cash flows associated with the asset, or asset group, and compares this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value.

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

The computation of basic and diluted net loss per share for the nine months ended September 30, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30,
	2018	2017
Exercise of common stock warrants	1,813,053	-
Conversion of preferred stock into common stock	1,163,659	1,513,659
Exercise of common stock options	1,246	1,246
	2,977,958	1,514,905

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

Capitalized costs for pending patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent is issued, capitalized costs are amortized on a straight-line basis over the shorter of the patent's remaining statutory life, estimated economic life or ten years.

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

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaled $7.8 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. Research and development costs for the nine months ended September 30, 2018 included non-cash compensation of $6.5 million.

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

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. As of September 30, 2018, the Company has not generated any licensing revenue.

2.
Intangibles

On September 1, 2017, the Company entered into an Agreement and Plan of Merger whereby it acquired 100% of the issued and outstanding capital stock of Georgetown Translational Pharmaceuticals, Inc. (GTP). In exchange for the ownership of GTP, the Company issued a total of 16,927,878 shares of its common stock, having a share price of $15.00 on the date of the transaction, to the three prior owners of GTP which represented 33% of the issued and outstanding capital stock of the Company on a fully diluted basis. $253.8 million of the value of shares issued was allocated to intangible assets consisting of a portfolio of three CNS development candidates, which are classified as IPR&D.

For the three and nine months ended September 30, 2018, the Company recorded an intangible asset impairment charge of $228.5 million related to the portfolio of CNS IPR&D assets within Operating Expenses, which represents the excess carrying value compared to fair value. The impairment charge was the result of both internal and external factors. In the 3rd quarter of 2018, the Company experienced changes in key senior management, led by the appointment of a new CEO with extensive experience in oncology drug development. These changes resulted in the prioritization of immuno-oncology development candidates relative to CNS development candidates. In conjunction with these strategic changes, limited internal resources have delayed the development of the CNS IPR&D assets. The limited resources, changes in senior leadership, and favorable market conditions for immuno-oncology development candidates have resulted in the Company choosing to focus on development of its immuno-oncology portfolio. In light of this shift in market strategy, the Company performed a commercial assessment and a valuation of the CNS IPR&D assets, both to assess fair value and support potential future licensing efforts. The valuation indicated an excess carrying value over the fair value of these assets, resulting in the impairment charge noted above.

The fair value of the CNS IPR&D assets was determined using the discounted cash flow method which utilized significant estimates and assumptions surrounding the amount and timing of the projected net cash flows, which includes the probability of commercialization, the assumption that the assets would be out-licensed to third-parties for continued development for upfront licensing fees and downstream royalty payments based on net sales, and expected impact of competitive, legal and/or regulatory forces on the projections, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

3.
Debt

Convertible Notes

On January 22, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with fourteen accredited investors (individually, a “Buyer” and collectively, the “Buyers”) pursuant to which the Company agreed to issue to the Buyers senior convertible notes in an aggregate principal amount of $7,760,510 (the “Notes”), which Notes shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a price of $4.58 per share, and five-year warrants to purchase the Company’s Common Stock representing the right to acquire an aggregate of approximately 1,694,440 shares of Common Stock (the “Warrants”).

Pursuant to the terms of SPA the Notes were subject to an original issue discount of 10% resulting in proceeds to the Company of $7,055,000 from the transaction.

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

Senior Convertible Debentures

On August 2, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $5,140,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share. The Company used a portion of these proceeds to repay $4.4 million of the notes issued on January 22, 2018. Additionally, the remaining $3.3 million of the notes issued on January 22, 2018 were converted into the Debentures at the same terms discussed above.

On September 7, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $2,050,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share.

On September 24, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $800,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share.

The issuance of the Senior Convertible Debentures was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of securities not involving a public offering and Regulation D promulgated under the Securities Act.

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at September 30, 2018.

4.
Stockholders' Equity

Common Stock

During the quarter ended September 30, 2018, the Company issued 110,000 shares of common stock upon conversion of $220,000 of senior convertible notes.

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

On September 1, 2017 the Company issued a total of 908,502 shares of Series J Preferred Stock in exchange for the conversion and cancellation of debt in the total amount of $1,090,000.

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

5.
Stock Options and Warrants

Stock Options

The following table summarizes stock option transactions for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2017	1,246	$1,428.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2018	1,246	$1,428.00
Exercisable, September 30, 2018	1,246	$1,428.00

Common Stock Warrants

Warrant transactions for the nine months ended September 30, 2018 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017:	-	$-
Granted	1,813,053	4.58
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2018	1,813,053	$4.58
Exercisable at September 30, 2018	1,813,053	$4.58

6.
Commitments and Contingencies

Leases

On September 1, 2017, the Company entered into a three-year lease agreement for its office in Washington, D.C. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. The Company recognizes rent expense under such arrangements on a straight-line basis over the effective term of each lease. This lease was terminated as of June 30, 2018.

Rent expense for the nine months ended September 30, 2018 and 2017 was $52,000 and $9,000, respectively.

Employment Agreements

On February 14, 2018, the Company entered into the First Amendment to the Employment Agreement with Dr. Clarence-Smith, amending the Employment Agreement, dated September 1, 2017, between the Company and Dr. Clarence-Smith. Under the First Amendment, Dr. Clarence-Smith’s title was revised to reflect her new position and included an annual salary of $500,000, paid in equal monthly installments. All other terms of her original Employment Agreement remain unchanged. In October 2018, Dr. Clarence-Smith resigned from her position with the Company. In connection with this resignation, the Company entered into a separation agreement which superseded the Employment Agreement.

On February 14, 2018, the Company entered into a Consultant Agreement with Mr. Cataldo. The term of the Consultant Agreement lasts until August 31, 2020 and is terminable at will and is subject to automatic extension for successive one-year periods. Mr. Cataldo will be paid $41,667 per month during the term of the Consultant Agreement and will be entitled to participate in the Company’s bonus plans. Refer to footnote 8 – Subsequent Events.

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

7.
Change of Accounting Method

Adoption of ASU 2017-11

In connection with the securities purchase agreements and debt transactions during the year ended December 31, 2017, the Company issued warrants, to purchase common stock with a five-year term. Upon issuance of the warrants, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability. The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 on January 1, 2018 on a retrospective basis. Accordingly, the Company recorded the warrant derivative and conversion option derivative liabilities to additional paid in capital upon issuance.

The following table provides a summary of the derivative liability activity as a result of the adoption of ASU 2017-11 (in thousands, except per share data):

	Consolidated Balance Sheet December 31, 2017
	Previously Reported	Revisions	Revised Report
Additional Paid-in Capital	$519,702	$1,603	$521,305
Accumulated Deficit	$(267,896)	$(1,603)	$(269,499)

	Consolidated Statement of Operations
	For the Three Months Ended September 30, 2017
	Previously Reported	Revisions	Revised Report
Change in Warrant Liability	$(1,451)	$1,451	$-
Earnings Per Share	$(8.24)	$0.09	$(8.15)

	Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2017
	Previously Reported	Revisions	Revised Report
Change in Warrant Liability	$925	$(925)	$-
Earnings Per Share	$(24.38)	$(0.16)	$(24.54)

8.
Subsequent Events

Leases

On October 1, 2018, the Company entered into a three-year lease agreement for its office in Westlake Village, CA. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. The Company recognizes rent expense under such arrangements on a straight-line basis over the effective term of each lease.

The following table summarizes the Company’s future minimum lease commitments as of September 30, 2018 (in thousands):

Year ending December 31:
2018	$11
2019	69
2020	71
2021	61
Total minimum lease payments	$212

Employment and Consulting Agreements

On October 18, 2018, the Company entered into a Consultant Agreement with Anthony Cataldo. The term of the Consultant Agreement shall remain in effect until September 30, 2019. This Agreement supersedes the Consultant Agreement dated February 14, 2018 and will pay Mr. Cataldo $25,000 per month during the term of the Agreement.

On October 19, 2018, the Company entered into an Executive Employment Agreement with Dr. Urbanski, reflecting his current position as Chief Executive Officer of the Company. Under the terms of this agreement, Dr. Urbanski’s annual salary is essentially unchanged from his previous positions. Dr. Urbanski is also entitled to participate in the Company’s bonus plans. Under the Executive Employment Agreement, the Company has agreed that upon shareholder approval of a Stock Option Plan, it will recommend to the Board that the Company grant Dr. Urbanski a Non-Qualified stock option to purchase 2,971,102 shares of the Company’s common stock having an exercise equal to the fair market value of the shares on the date of the Agreement. The stock option grant would vest according to the following schedule: (i) 1,250,000 fully vested shares upon signing of the agreement, (ii) 1,250,000 shares on January 1, 2019, and (iii) 471,102 shares on January 1, 2020.

Departure of Directors or Certain Officers

On November 12, 2018, Mr. Cataldo announced his intention to resign from the Board of Directors of the Company effective November 13, 2018. The resignation did not involve any dispute with the Company.

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

Overview

We are a clinical stage biopharmaceutical company predominantly focused on the development and commercialization of immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE), Tetra-specific Killer Engager (TetraKE) and bi-specific Antibody Drug Conjugate (ADC) technology platforms. Our TriKE and TetraKE platforms generate proprietary moieties designed to harness and enhance the cancer killing abilities of a patient’s own natural killer, or NK, cells. Once bound to a NK cell, our moieties are designed to enhance the NK cell and precisely direct it to one or more specifically-targeted proteins (tumor antigens) expressed on a specific type of cancer, ultimately resulting in the cancer cell’s death. TriKEs and TetraKEs are made up of recombinant fusion proteins, can be designed to target certain tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization. They are designed to be dosed in an outpatient setting and are expected to have reasonably low cost of goods. Our ADC platform can generate product candidates that are bi-specific, ligand-directed single-chain fusion proteins that, we believe, represent the next generation of ADCs.

Our most advanced bi-specific ADC, which targets CD19+ and/or CD22+ hematological malignancies, is in the Phase 2 component of a Phase 1/2 Non-Hodgkins Lymphoma (NHL)/Acute Lymphocytic Leukemia (ALL) trial which is an open-label, investigator-led study. Subject to the availability of drug supply, we expect to be in a position to begin a First-in-Class, Phase 1 trial in CD33+ hematologic malignancies for our most advanced TriKE product candidate in the first half of 2019. We are initially targeting certain hematologic malignancies as we believe our product candidates may have certain advantages over existing and other in-development products. We are also focused on developing TetraKE product candidates designed to target the larger solid tumor population and are working towards beginning clinical trials in 2019.

Our TriKE product candidates are single-chain, tri-specific scFv recombinant fusion proteins composed of the variable regions of the heavy and light chains (or heavy chain only) of anti-CD16 antibodies, wild-type or a modified form of IL-15 and the variable regions of the heavy and light chains of an antibody designed to precisely target a specific tumor antigen. We utilize the NK stimulating cytokine human IL-15 as a crosslinker between the two scFvs which is designed to provide a self-sustaining signal leading to the proliferation and activation of NK cells thus enhancing their ability to kill cancer cells mediated by antibody-dependent cell-mediated cytotoxicity (ADCC). Our second TriKE product candidate, GTB-C3550 (OXS-C3550), is a next-generation version of GTB-3550 (OXS-3550) containing a modified CD16 component.

Our TetraKE product candidates are single-chain fusion proteins composed of human single-domain anti-CD16 antibody, wild-type IL-15 and the variable regions of the heavy and light chains of two antibodies that are designed to target two specific tumor antigens expressed on specific types of cancer cells. An example of a TetraKE product candidate is GTB-1615 (OXS-1615) which is designed to target EpCAM and CD133 positive solid tumors. EpCAM is found on many solid tumor cells of epithelial origin and CD133 is a marker for cancer stem cells. OXS-1615 is designed to enable a patient’s NK cells to kill not only the heterogeneous population of cancer cells found in many solid tumors but also kill the cancer stem cells that can be responsible for recurrences.

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

We are using our TriKE and TetraKE platforms with the intent to bring to market immuno-oncology products that can treat a range of hematologic malignancies, sarcoma and solid tumors. The platforms are scalable, and we are putting processes in place to be able to produce IND-ready moieties in a timely manner after a specific TriKE or TetraKE conceptual design. After conducting market and competitive research, specific moieties can then be advanced into the clinic on our own or through potential collaborations with larger companies. We are also evaluating, in conjunction with our Scientific Advisory Board, additional moieties designed to target different tumor antigens. We believe our TriKEs and TetraKEs may have the ability, if approved for marketing, to be used on a stand-alone basis, augment the current monoclonal antibody therapeutics, be used in conjunction with more traditional cancer therapy and potentially overcome certain limitations of current chimeric antigen receptor, or CAR-T, therapy.

GTB-3550 (OXS-3550) is our first TriKE product candidate. The GTB-3550 IND will focus on acute myelogenous leukemia (“AML”), the most common form of adult leukemia with 21,000 new cases expected in 2018 alone (American Cancer Society) as well as myelodysplastic syndrome (“MDS”) and severe mastocytosis. AML patients typically receive frontline therapy, usually chemotherapy, including cytarabine and an anthracycline, a therapy that has not changed in over 40 years. About half will have relapses and require alternative therapies. In addition, MDS incidence rates have dramatically increased in the population of the United States from 3.3 per 100,000 individuals from 2001-2004 to 70 per 100,000 annually, MDS is especially prevalent in elderly patients that have a median age of 76 years at diagnosis. The survival of patients with MDS is poor due to decreased eligibility, as a result of advanced age, for allogeneic hematopoietic cell transplantation (Allo-HSCT), the only curative MDS treatment (Cogle CR. Incidence and Burden of the Myelodysplastic Syndromes. Curr Hematol Malig Rep. 2015; 10(3):272-281). We believe that GTB-3550 could serve as a relatively safe, cost-effective, and easy-to-use therapy for resistant/relapsing AML and MDS and could also be combined with chemotherapy as frontline therapy thus targeting the larger patient population.

The IND for GTB-3550 was filed in June 2017 by the University of Minnesota. FDA requested that additional preclinical toxicology be conducted prior to initiating clinical trials. The FDA also requested some additional information and clarifications on the manufacturing (CMC) and clinical packages. The requested additional information and clarifications were completed and incorporated by us into the IND in eCTD format. We filed the IND amendment in June 2018 and announced on November 1, 2018 that we had received notification from the FDA that the IND was open and the Company was authorized to initiate a first-in-human Phase 1 study with GTB-3550 in AML, MDS and severe mastocytosis. Subject to the availability of drug supply, we expect to be in a position to begin the Phase 1 clinical trial in the first half of 2019.

We also believe our bi-specific, ligand-directed single-chain fusion proteins are examples of the next generation of ADCs. We believe GTB-1550 (OXS-1550) has certain properties that could result in competitive advantages over recently approved ADC products targeting leukemias and lymphomas and/or have utility in other niche populations. In a Phase 1 trial, of nine patients that achieved adequate blood levels, in two heavily pretreated patients a continuous partial remission (PR) and complete remission (CR) were observed. One of these patients, who had failed multiple previous treatment regimens, has been in remission since early 2015.

GTB-1550 is currently being evaluated in a Phase 2 component of an investigator-led Phase 1/2 clinical trial in relapsed/refractory NHL/ALL patients. We recently assembled a Bi-Specific ADC Advisory Board to work with us to assess and interpret the GTB-1550 pre-clinical and clinical data, including an interim review of the Phase 1/2 study. Eighteen patients have been enrolled to date, including 12 NHL and six ALL patients. At the time of the interim review, 13 patients met the evaluation criteria, including nine NHL and four ALL patients. More than 50% of patients (seven of 13) exhibited a clinical benefit, defined as stable disease, partial remission or complete remission at Day 29. Of the seven patients, one demonstrated a complete remission (CR), one demonstrated a partial remission (PR) and five demonstrated stable disease (SD).

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

The Company currently expects final data for this trial to be available in the first quarter of 2019.

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

Also, in connection with the acquisition of Georgetown Translational Pharmaceuticals on September 1, 2017, we acquired a portfolio of IPR&D CNS assets consisting of innovative reformulations and/or repurposing of existing therapies. These CNS assets address disease states such as chronic neuropathic pain, myasthenia gravis and motion sickness.

In January 2018, we completed a study in healthy volunteers for GTP-004, our product candidate for the treatment for the symptoms of myasthenia gravis. We also announced the initiation of an investigator led study in healthy volunteers for GTP-011, for the prevention of motion sickness.

Recent Developments

Financing

On August 2, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers 10% Senior Convertible Debentures in an aggregate principal amount of $5,140,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share. The Company used a portion of these proceeds to repay $4.4 million of the notes issued on January 22, 2018. Additionally, the remaining $3.3 million of the notes issued on January 22, 2018 were converted into the Debentures at the same terms discussed above.

On September 7, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $2,050,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share.

On September 24, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $800,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share.

The issuance of the Senior Convertible Debentures was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of securities not involving a public offering and Regulation D promulgated under the Securities Act.

Impairment of long-lived assets

In the 3rd quarter of 2018, the Company experienced changes in key senior management, led by the appointment of a CEO with extensive experience in oncology drug development. These changes resulted in the prioritization of immuno-oncology development candidates relative to the CNS development candidates acquired from Georgetown Translational Pharmaceuticals. In conjunction with these strategic changes, limited internal resources have delayed the development of the CNS IPR&D assets. The limited resources, changes in senior leadership, and favorable market conditions for immuno-oncology development candidates have resulted in the Company choosing to focus on development of its immuno-oncology portfolio. We are assessing our options to realize value from the CNS IPR&D assets. In light of this shift in market strategy, the Company performed a commercial assessment and a valuation of the CNS IPR&D assets, both to assess fair value and support potential future licensing efforts. Based on the results of the independent valuation, the Company recorded an intangible asset impairment charge of $228.5 million during the third quarter of 2018, which represents the excess carrying value compared to fair value of the CNS IPR&D assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Research and Development Expenses

During the three months ended September 30, 2018 and 2017, we incurred $1.1 million and $0.5 million of research and development expenses, respectively. 2018 research and development costs increased due primarily to the addition of new employees, combined with increased consultant costs, and higher preclinical and clinical expenses and include non-cash compensation of $0.7 million. We anticipate our direct clinical costs to increase in the fourth quarter of 2018 as we work to be in position to begin a Phase 1 clinical trial of our most advanced TriKe product candidate, GTB-3550, in the first half of 2019, subject to the availability of drug supply.

Selling, general and administrative expenses

During the three months ended September 30, 2018 and 2017, we incurred $5.0 million and $126.3 million of selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2017 were driven by stock compensation related to the acquisition of Georgetown Translational Pharmaceuticals on September 1, 2017. Stock compensation expenses totaled $2.2 million and $123.8 million for the three months ended September 30, 2018 and 2017, respectively. We anticipate selling, general and administrative expenses, excluding stock compensation, to range between $1 and $2 million in the coming quarters.

Loss on impairment

For the three months ended September 30, 2018, the Company recorded an intangible asset impairment charge of $228.5 million related to the portfolio of CNS IPR&D assets, which represents the excess carrying value compared to fair value. The impairment charge was the result of both internal and external factors. In the 3rd quarter of 2018, the Company experienced changes in key senior management, led by the appointment of a CEO with extensive experience in oncology drug development. These changes resulted in the prioritization for immuno-oncology development candidates relative to the CNS development candidates acquired from Georgetown Translational Pharmaceuticals. In conjunction with these strategic changes, limited internal resources have delayed the development of the CNS IPR&D assets. The limited resources, changes in senior leadership, and favorable market conditions for immuno-oncology development candidates have resulted in the Company choosing to focus on development of its immuno-oncology portfolio. We are assessing our options to realize value from the CNS IPR&D assets. In light of this shift in market strategy, the Company performed a commercial assessment and a valuation of the CNS IPR&D assets, both to assess fair value and support potential future licensing efforts. Based on the results of the independent valuation, the Company recorded the impairment charge noted above.

Interest Expense

Interest expense was $1.1 million and $3.8 million for the three months ended September 30, 2018 and 2017 respectively.  The decrease is due to a reduction in non-cash amortization of debt issuance costs associated with convertible debentures and demand notes payable from 2017 that have since been converted and/or repaid.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Research and Development Expenses

During the nine months ended September 30, 2018 and 2017, we incurred $7.8 million and $0.9 million of research and development expenses, respectively. 2018 research and development costs increased due primarily to the addition of new employees, increased consultant costs, and higher preclinical and clinical expenses and include non-cash compensation of $6.5 million. We anticipate our direct clinical costs to increase in the fourth quarter of 2018 as we work to be in position to begin a Phase 1 clinical trial of our most advanced TriKe product candidate, GTB-3550, in the first half of 2019, subject to the availability of drug supply.

Selling, general and administrative expenses

During the nine months ended September 30, 2018 and 2017, we incurred $10.6 million and $128.8 million of selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2017 were driven by stock compensation related to the acquisition of Georgetown Translational Pharmaceuticals on September 1, 2017. Stock compensation expenses totaled $8.2 million and $125.9 million for the nine months ended September 30, 2018 and 2017, respectively. We anticipate selling, general and administrative expenses, excluding stock compensation, to range between $1 and $2 million in the coming quarters.

Loss on impairment

For the nine months ended September 30, 2018, the Company recorded an intangible asset impairment charge of $228.5 million related to the portfolio of CNS IPR&D assets, which represents the excess carrying value compared to fair value. The impairment charge was the result of both internal and external factors. In the 3rd quarter of 2018, the Company experienced changes in key senior management, led by the appointment of a CEO with extensive experience in oncology drug development. These changes resulted in the prioritization for immuno-oncology development candidates relative to the CNS development candidates acquired from Georgetown Translational Pharmaceuticals. In conjunction with these strategic changes, limited internal resources have delayed the development of the CNS IPR&D assets. The limited resources, changes in senior leadership, and favorable market conditions for immuno-oncology development candidates have resulted in the Company choosing to focus on development of its immuno-oncology portfolio. We are assessing our options to realize value from the CNS IPR&D assets. In light of this shift in market strategy, the Company performed a commercial assessment and a valuation of the CNS IPR&D assets, both to assess fair value and support potential future licensing efforts. Based on the results of the independent valuation, the Company recorded the impairment charge noted above.

Interest Expense

Interest expense was $8.0 million and $8.5 million for the nine months ended September 30, 2018 and 2017 respectively.  Interest expense is driven by amortization of the original issue discount and the value of warrants issued in connection with financings in 2018 and 2017.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the nine months ended September 30, 2018, the Company raised $15 million through a series of issuances of convertible debentures in January, August, and September. $4.4 million of the proceeds raised in August were used to repay a portion of the January convertible debentures. The remaining proceeds were used primarily to aid in raising capital, establishing an intellectual property portfolio, and to ensure continued progression of the Company’s development programs. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $524.5 million and cash of $1.2 million as of September 30, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies. Management has also implemented cost saving efforts, including reduction in executive salaries and reduced travel. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next six months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected.

Long-Lived Assets

The Company evaluates indefinite lived intangible assets for impairment at least annually and whenever impairment indicators are present in accordance with ASC 350. When necessary, The Company records an impairment loss for the amount by which the fair value is less than the carrying value of these assets. The fair value of intangible assets other than goodwill is typically determined using the “relief from royalty method”, specifically the discounted cash flow method utilizing Level 3 fair value inputs. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Examples of events or circumstances that may be indicative of impairment include:
●
A significant adverse change in legal factors or in the business climate that could affect the value of the asset. For example, a successful challenge of our patent rights would likely result in generic competition earlier than expected.

●
A significant adverse change in the extent or manner in which an asset is used. For example, restrictions imposed by the FDA or other regulatory authorities could affect our ability to manufacture or sell a product.

●
A projection or forecast that indicates losses or reduced profits associated with an asset. This could result from the introduction of a competitor’s product that results in a significant loss of market share or the inability to achieve the previously projected revenue growth, as well as the lack of acceptance of a product by patients, physicians and payers. For IPR&D projects, this could result from, among other things, a change in outlook based on clinical trial data, a delay in the projected launch date or additional expenditures to commercialize the product.

While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, in general, intangible assets other than goodwill that are most at risk of impairment include IPR&D assets (approximately $253.7 million as of December 31, 2017) and newly acquired or recently impaired indefinite-lived brand assets. IPR&D assets are high-risk assets, as R&D is an inherently risky activity. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.

Indefinite-lived intangible assets associated with IPR&D projects are not amortized until approval is obtained in a major market subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

For the three and nine months ended September 30, 2018, the Company recorded an intangible asset impairment charge of $228.5 million related to its portfolio of CNS IPR&D assets within Operating Expenses, which represents the excess carrying value compared to fair value. The impairment charge was the result of both internal and external factors. In the 3rd quarter of 2018, the Company experienced changes in key senior management, led by the appointment of a new CEO with extensive experience in oncology drug development. These changes resulted in the prioritization of immuno-oncology development candidates relative to CNS development candidates. In conjunction with these strategic changes, limited internal resources have delayed the development of the CNS IPR&D assets. The limited resources, changes in senior leadership, and favorable market conditions for immuno-oncology development candidates have resulted in the Company choosing to focus on development of its immuno-oncology portfolio. In light of this shift in market strategy, the Company performed a commercial assessment and a valuation of the CNS IPR&D assets, both to assess fair value and support potential future licensing efforts. The valuation indicated an excess carrying value over the fair value of these assets, resulting in the impairment charge noted above.

The fair value of the CNS IPR&D assets was determined using the discounted cash flow method which utilized significant estimates and assumptions surrounding the amount and timing of the projected net cash flows, which includes the probability of commercialization, the assumption that the assets would be out-licensed to third-parties for continued development for upfront licensing fees and downstream royalty payments based on net sales, and expected impact of competitive, legal and/or regulatory forces on the projections, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2018.  Based on that evaluation we have concluded that because a material weakness in the Company’s internal control over financial reporting existed as of September 30, 2018, that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

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

As of September 30, 2018, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of September 30, 2018.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of September 30, 2018.  As the company’s operations increase, the company intends to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Such measures will include, but not be limited to hiring of additional employees in its finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities.

Changes in Internal Control over Financial Reporting

On October 11, 2018, the Company’s Chief Financial Officer, Steven Weldon, resigned from his position with the Company. The September 30, 2018 10-Q has been prepared under the direction of the Company’s Chief Executive Officer, Raymond Urbanski, who has acted as the Company’s Principal Financial Officer during this time period. We do not believe the change noted above will materially affect, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 15, 2017, MultiCell Immunotherapeutics, or MultiCell, filed an arbitration proceeding against us with the American Health Lawyers Association, Claim #3821.  MultiCell is seeking $207,783 plus interest and costs of arbitration pursuant to alleged contract rights against us under a research agreement between MultiCell and us.  Following a hearing held September 1, 2017, the arbitrator awarded MultiCell the payment amount of $207,783 plus interest in the amount of $34,699. On September 8, 2018, an agreement was reached between the Company and Multicell whereby the Company paid Multicell $100,000 in cash and agreed to issue 75,000 shares of Common Stock in full settlement of this matter.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies

Item 2.  Unregistered Sales of Securities and Use of Proceeds

In January 22, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with the fourteen accredited investors (individually, a “Buyer” and collectively, the “Buyers”) pursuant to which the Company has agreed to issue to the Buyers senior convertible notes in an aggregate principal amount of $7,760,510 (the “Notes”), which Notes shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a price of $4.58 per share, and five-year warrants to purchase the Company’s Common Stock representing the right to acquire an aggregate of approximately 1,694,440 shares of Common Stock (the “Warrants”).

Pursuant to the terms of SPA the Notes were subject to an original issue discount of 10% resulting in proceeds to the Company of $7,055,000 from the transaction.

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

On August 2, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers 10% Senior Convertible Debentures in an aggregate principal amount of $5,140,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share. The Company used a portion of these proceeds to repay $4.4 million of the notes issued on January 22, 2018. Additionally, the remaining $3.3 million of the notes issued on January 22, 2018 were converted into the Debentures at the same terms discussed above.

On September 7, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $2,050,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share.

On September 24, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $800,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share.

The issuance of the Senior Convertible Debentures was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of securities not involving a public offering and Regulation D promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

On November 12, 2018, Mr. Cataldo announced his intention to resign from the Board of Directors of the Company effective November 13, 2018. The resignation did not involve any dispute with the Company.

Item 6. Exhibits

Exhibits	Description	Herewith	Form	SEC File No.	Filing Date

3.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective as of July 19, 2017.		8-K	000-08092	03/15/18
10.1	Securities Purchase Agreement by and among the Company and the Buyers, dated January 22, 2018.		8-K	000-08092	01/23/18
10.2	Form of Registration Rights Agreement by and among the Company and the Buyers, dated January 22, 2018.		8-K	000-08092	01/23/18
10.3	Form of Note.		8-K	000-08092	01/23/18
10.4	Form of Warrant.		8-K	000-08092	01/23/18
10.5	Executive Employment Agreement, dated as of February 15, 2018, between the Company and Cross.		8-K	000-08092	02/21/18
10.6	First Amendment to the Employment Agreement, dated as of February 14, 2018, between the Company and Dr. Clarence-Smith.		8-K	000-08092	02/21/18
10.7	Consultant Agreement, dated as of February 14, 2018, between the Company and Mr. Cataldo.		8-K	000-08092	02/21/18
10.8	Form of 10% Senior Convertible Debenture		8-K	000-08092	08/03/18
10.9	Security Purchase Agreement		8-K	000-08092	08/03/18
10.10	Form of 10% Senior Convertible Debenture		8-K	000-08092	09/07/18
10.11	Security Purchase Agreement		8-K	000-08092	09/07/18
10.12	Form of 10% Senior Convertible Debenture		8-K	000-08092	09/24/18
10.13	Security Purchase Agreement		8-K	000-08092	09/24/18
10.14	Separation Agreement between the Company and Dr. Clarence-Smith		8-K	000-08092	10/12/18
10.15	Resignation of Steven Weldon		8-K	000-08092	10/16/18
10.16	Stock Pledge Agreement		10-Q	000-08092	08/14/18
10.17	Executive Employment Agreement with Dr. Urbanski	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Principal Financial Officer).	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Dated: November 14, 2018
GT Biopharma, Inc.

By: /s/ Dr. Raymond Urbanski
Dr. Raymond Urbanski
Chief Executive Officer, and Chairman of the Board (on behalf of the registrant and as the registrant’s principal financial officer)