Form 10-K
period 2018-12-31
GT Biopharma, Inc.
filed 2019-03-29
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number: 000-08092

GT BIOPHARMA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-1620407
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

310 N. Westlake Blvd.
Suite 206
Westlake Village, CA 91362
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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2018 was approximately $40.4 million. As of March 27, 2019, there were 51,374,418 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans of operation, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward- Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “GTBP,” “we,” “us,” “our,” “the company” and “our company” refer to GT Biopharma, Inc., a Delaware corporation formerly known as DDI Pharmaceuticals, Inc., Diagnostic Data, Inc. and Oxis International, Inc., together with our subsidiaries.

ITEM 1. BUSINESS

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE), Tetra-specific Killer Engager (TetraKE) and bi-specific Antibody Drug Conjugate (ADC) technology platforms. Our TriKE and TetraKE platforms generate proprietary moieties designed to harness and enhance the cancer killing abilities of a patient’s own natural killer, or NK, cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell and precisely direct it to one or more specifically-targeted proteins (tumor antigens) expressed on a specific type of cancer, ultimately resulting in the cancer cell’s death. TriKEs and TetraKEs are made up of recombinant fusion proteins, can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization. They are designed to be dosed in a common outpatient setting similar to modern antibody therapeutics and are expected to have reasonably low cost of goods. Our ADC platform generates product candidates that are bi-specific, ligand-directed single-chain fusion proteins that, we believe, represent the next generation of ADCs.

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

We also believe our bi-specific, ligand-directed single-chain fusion proteins are examples of the next generation of ADCs. We believe GTB-1550 has certain properties that could result in competitive advantages over recently approved ADC products targeting leukemias and lymphomas and/or have utility in other niche populations. In a Phase 1 trial, of nine patients that achieved adequate blood levels, in two heavily pretreated patients a continuous partial remission (PR) and complete remission (CR) were observed. One of these patients, who had failed multiple previous treatment regimens, has been in remission since early 2015.

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

Also, in connection with the acquisition of Georgetown Translational Pharmaceuticals on September 1, 2017, we acquired a portfolio of in-process research and development central nervous system (“CNS”) assets consisting of innovative reformulations and/or repurposing of existing therapies. These CNS assets address disease states such as chronic neuropathic pain, myasthenia gravis and motion sickness. We are currently pursuing out-licensing opportunities related to these assets.

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

NK cells represent an important immunotherapeutic target as they are involved in tumor immune-surveillance, can mediate antibody- dependent cell-mediated cytotoxicity (ADCC), contain pre-made granules with perforin and granzyme B and can quickly secrete inflammatory cytokines, and unlike T cells they do not require antigen priming and can kill cells in the absence of major histocompatibility complex (MHC) presentation.

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

When compared to the CD16 x CD33 BiKE, the CD16 x IL-15 x CD33 TriKE is also capable of potently restoring killing capacity of post- transplant NK cells against CD33-expressing HL-60 Targets and primary AML blasts. These results demonstrated the ability to functionally incorporate an IL-5 cytokine into the BiKE platform and also demonstrated the possibility of targeting a variety of cytokines directly to NK cells while reducing off-target effects and the amount of cytokines needed to obtain biologically relevant function.

The figure below is a schematic of a BiKE construct (top) and a TriKE construct (bottom), which has the modified IL-15 linker between the CD16 scFv and the CD33 scFv components.

The TriKE constructs were also tested against three separate human tumor cell lines: HL-60 (promyelocitic leukemia), Raji (Burkitt’s lymphoma), and HT29 (colorectal adenocarcinoma), in addition to a model for ovarian cancer. All cell lines contained the Luc reporter to allow for in vivo imaging of the tumors. These systems were used to show in vivo efficacy of BiKEs (1633) and TriKEs (GTB-3550) against relevant human tumor targets (HL-60-luc) over an extended period of time. The system consisted of initial conditioning of mice using radiation (250-275 cGy), followed by injection of the tumor cells (I.V. for HL-60-luc and Raji-luc, intra-splenic for HT29-luc and IP for ovarian for MA-148-luc), a three-day growth phase, injection of human NK cells, and repeated injection of the drugs of interest, BiKE and TriKE (three to five times a week). Imaging was carried out at day 7, 14, and 21, and extended as needed.

Figure A below shows the results (tumor burden and mortality) when dosing NK cells alone (top panel), the BiKE version (lacking IL-15) of GTB-3550 (middle panel; called 1633), and the TriKE, GTB-3550 (bottom panel; then called 161533) in the above described human tumor model, HL-60-luc. In the NK-cell-only arm, two out of the five mice were dead by day 21 with two of the surviving mice having extensive tumor burden as depicted by the colored images. In contrast, all five mice in each of the BiKE and TriKE arms survived. In addition, the tumor burden in the TriKE-treated mice was significantly less than in the BiKE-treated mice, demonstrating the improved efficacy from NK cells in the TriKE-treated mice.

Based on these results, and others, the IND for GTB-3550 was filed in June 2017 by the University of Minnesota. FDA requested that additional preclinical toxicology be conducted prior to initiating clinical trials. The FDA also requested some additional information and clarifications on the manufacturing (CMC) and clinical packages. The requested additional information and clarifications were completed and incorporated by us into the IND in eCTD format. We filed the IND amendment in June 2018 and announced on November 1, 2018 that we had received notification from the FDA that the IND was open and the Company was authorized to initiate a first-in-human Phase 1 study with GTB-3550 in AML, MDS and severe mastocytosis. We expect to be in a position to begin the Phase 1 clinical trial in the first half of 2019.

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

These single-domain antibodies are thought to have certain attractive features for antibody engineering, including physical stability, ability to bind deep grooves, and increased production yields, amongst others. Pre-clinical studies demonstrated increased activity (NK Cell Degranulation) and functionality (NC Cell Cytokine Production) of the single-domain CD16 TriKE (GTB-C3550) compared to the original TriKE (GTB-3550) (see figure below). These data were presented at the 2017 American Society of Hematology Conference.

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

Examples of our earlier stage solid tumor targeting product candidates are focused on EpCAM, Her2, Mesothelin (mesothelioma and lung adenocarcinoma), and CD133 alone and in combination. We believe certain of these constructs have the potential to target prostate, breast, colon, ovarian, liver, and head and neck cancers. Depending on the availability of drug supply, we hope to initiate human clinical testing for certain of our solid tumor product candidates in 2020.

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

After conducting market and competitive research, specific moieties can then be rapidly advanced into the clinic on our own or through potential collaborations with larger companies. We are currently evaluating over a dozen moieties and intend to announce additional clinical product candidates in the second half of 2019.

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

We are currently utilizing a single chain bispecific recombinant fusion protein consisting of an anti-CD22 sFv, an anti-CD19 sFv, and DT390 (the catalytic and translocation domains of diphtheria toxin). It is a cytotoxic molecule produced by recombinant DNA techniques composed of a fusion gene consisting of sequences for DT390 and also sequences encoding two separate and distinct sFvs, one recognizing CD22 and one recognizing CD19. The anti-CD22 sFv comes from the monoclonal antibody RFB4 and this sFv is currently in clinical trials involving another anti-CD22 immunotoxin called BL22. The anti-CD19 sFv is from the monoclonal antibody HD37 that has previously been used clinically. Published preclinical studies have shown that the presence of both sFvs on the same single chain molecule results in a bispecific fusion toxin that has superior activity and anti-cancer effects compared to the monospecific fusion toxins. Between the VL and VH regions of the sFvs, we have introduced aggregation reducing sequences (ARL) which has produced a product which has demonstrated better activity against scid mouse systemic models of B cell malignancy. The action of DT2219 occurs as a result of binding to the CD22 and/or CD19 receptors, subsequent internalization, and enzymatic inhibition of protein synthesis leading to cell death.

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

Immuno-Oncology Product Candidates
Our most advanced bi-specific ADC, GTB-1550, which targets CD19+ and/or CD22+ hematological malignancies, is in the Phase 2 component of a Phase 1/2 Non-Hodgins Lymphoma (NHL)/Acute Lymphocytic Leukemia (ALL) trial which is an open-label, investigator-led study. We are initially targeting certain hematologic malignancies as we believe our product candidates may have certain advantages over existing and other in-development products.

Our TriKE product candidates, GTB-3550 and GTB-C3550, are single-chain, tri-specific scFv recombinant fusion proteins composed of the variable regions of the heavy and light chains (or heavy chain only) of anti-CD16 antibodies, wild-type or a modified form of IL-15 and the variable regions of the heavy and light chains of an antibody designed to precisely target a specific tumor antigen. We utilize the NK stimulating cytokine human IL-15 as a crosslinker between the two scFvs which is designed to provide a self-sustaining signal leading to the proliferation and activation of NK cells thus enhancing their ability to kill cancer cells mediated by antibody-dependent cell-mediated cytotoxicity (ADCC).

Our TetraKE product candidates are single-chain fusion proteins composed of human single-domain anti-CD16 antibody, wild-type IL-15 and the variable regions of the heavy and light chains of two antibodies that are designed to target two specific tumor antigens expressed on specific types of cancer cells. An example of a TetraKE product candidate is GTB-1615 which is designed to target EpCAM and CD133 positive solid tumors. EpCAM is found on many solid tumor cells of epithelial origin and CD133 is a marker for cancer stem cells. GTB-1615 is designed to enable a patient’s NK cells to kill not only the heterogeneous population of cancer cells found in many solid tumors but also kill the cancer stem cells that can be responsible for recurrences.

GTB-1550
GTB-1550 is a bispecific scFv recombinant fusion protein-drug conjugate composed of the variable regions of the heavy and light chains of anti-CD19 and anti-CD22 antibodies and a modified form of diphtheria toxin (DT390) as its cytotoxic drug payload. CD19 is a membrane glycoprotein present on the surface of all stages of B-lymphocyte development and is also expressed on most B-cell mature lymphoma cells and leukemia cells. CD22 is a glycoprotein expressed on B-lineage lymphoid precursors, including precursor acute lymphoblastic leukemia, and often is co-expressed with CD19 on mature B-cell malignancies such as lymphoma.

GTB-1550 targets cancer cells expressing the CD19 receptor or CD22 receptor or both receptors. When GTB-1550 binds to cancer cells, the cancer cells internalize GTB-1550, and are killed due to the action of drug’s cytotoxic diphtheria toxin payload. GTB-1550 has completed a Phase 1 human clinical trial in patients with relapsed/refractory B-cell lymphoma or leukemia.

The initial Phase 1 study enrolled 25 patients with mature or precursor B-cell lymphoid malignancies expressing the CD19 receptor or CD22 receptor or both receptors. All 25 patients received at least a single course of therapy. The treatment at the higher doses produced objective tumor responses with one patient in continuous partial remission and the second in complete remission. A Phase 1/2 trial of GTB-1550 in 18 patients was recently completed in patients with ALL/NHL. The FDA-approved clinical trial was conducted at the University of Minnesota's Masonic Cancer Center. The data is currently being analyzed. We expect to submit data from this Phase 1/2 study for presentation/publication.

GTB-3550

GTB-3550 is our first TriKE product candidate. It is a single-chain, tri-specific scFv recombinant fusion protein conjugate composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. We intend to study this anti-CD16-IL-15-anti-CD33 TriKE in CD33 positive leukemias, a marker expressed on tumor cells in acute myelogenous leukemia, or AML, myelodysplastic syndrome, or MDS, and other hematopoietic malignancies. CD33 is primarily a myeloid differentiation antigen with endocytic properties broadly expressed on AML blasts and, possibly, some leukemic stem cells. CD33 or Siglec-3 (sialic acid binding Ig-like lectin 3, SIGLEC3, SIGLEC3, gp67, p67) is a transmembrane receptor expressed on cells of myeloid lineage. It is usually considered myeloid-specific, but it can also be found on some lymphoid cells. The anti-CD33 antibody fragment that will be used for these studies was derived from the M195 humanized anti-CD33 scFV and has been used in multiple human clinical studies. It has been exploited as target for therapeutic antibodies for many years. We believe the recent approval of the antibody-drug conjugate gemtuzumab validates this targeted approach.

The GTB-3550 IND will focus on AML, the most common form of adult leukemia with 21,000 new cases expected in 2018 alone (American Cancer Society). These patients typically receive frontline therapy, usually chemotherapy, including cytarabine and an anthracycline, a therapy that has not changed in over 40 years. About half will have relapses and require alternative therapies. In addition, MDS incidence rates have dramatically increased in the population of the United States from 3.3 per 100,000 individuals from 2001-2004 to 70 per 100,000 annually, MDS is especially prevalent in elderly patients that have a median age of 76 years at diagnosis. The survival of patients with MDS is poor due to decreased eligibility, as a result of advanced age, for allogeneic hematopoietic cell transplantation (Allo- HSCT), the only curative MDS treatment (Cogle CR. Incidence and Burden of the Myelodysplastic Syndromes. Curr Hematol Malig Rep. 2015; 10(3):272-281). We believe GTB-3550 could serve as a relatively safe, cost-effective, and easy-to-use therapy for resistant/relapsing AML and could also be combined with chemotherapy as frontline therapy thus targeting the larger market.

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

GTB-C3550

GTB-C3550 is a next-generation, follow-on, to our lead TriKE, GTB-3550. GTB-C3550 contains a modified CD16 moiety which has improved binding characteristics and enhanced tumor cell killing based on functional assays and animal models of AML. Using our platform technology, we substituted the anti-CD16 scFv arm in GTB-3550 with a novel humanized single-domain anti-CD16 antibody to create this second-generation molecule which may have improved functionality. Single-domain antibodies, such as GTB-C3550, typically have several advantages, including better stability and solubility, more resistance to pH changes, can better recognize hidden antigenic sites, lack of a VL portion thus preventing VH/VL mispairing and are suitable for construction of larger molecules. GTB-C3550 induced a potent increase in NK cell degranulation, measured by CD107a expression against HL-60 AML tumor targets when compared to our first- generation TriKE (70.75±3.65% vs. 30.75±5.05%). IFN production was similarly enhanced (29.2±1.8% vs. 6.55±1.07%). GTB-C3550 also exhibited a robust increase in NK cell proliferation (57.65±6.05% vs. 20.75±2.55%). GTB-3550 studies will help inform the development of GTB-C3550 which we expect will de-risk the GTB-C3550 program as data will be generated to make an informed decision on which, or both, will be brought into later phase studies.

GTB-1615

GTB-1615 is an example of our first-generation TetraKEs designed for the treatment of solid tumors. It is a single-chain fusion protein composed of CD16-IL15-EpCAM-CD133. EpCAM is found on many solid tumor cells of epithelial origin and CD133 is a marker for cancer stem cells. This TetraKE is designed to target not only the heterogeneous population of cancer cells found in solid tumors but also the cancer stem cells that are typically responsible for recurrences. Depending on the availability of drug supply, we hope to initiate human clinical testing for certain of our solid tumor product candidates in 2020.

Central Nervous System

Our CNS portfolio consists of in-process R&D (“IPR&D”) assets acquired in connection with the acquisition of Georgetown Translational Pharmaceuticals (“GTP”) on September 1, 2017, consisting of innovative reformulations and/or repurposing of existing therapies. These CNS assets address disease states such as chronic neuropathic pain (product candidate PainBrake, utilizing AccuBreak technology), myasthenia gravis (product candidate GTP-004) and motion sickness (product candidate GTP-011).

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

Expedite clinical development, regulatory approval and commercialization of our bi-specific ADC, GTB-1550, in specific indications with a high unmet-medical need such as patients who are resistant or refractory to conventional treatment and also assess fast-to- market strategies in potential orphan indications

Based upon promising clinical results from the initial GTB-1550 Phase 1 study, we began enrolling patients in a Phase 2 trial during the first quarter of 2017 for our most advanced oncology product candidate, GTB-1550, for the treatment of patients with relapsed/refractory B- cell leukemias or lymphomas. In the Phase 1 study, of the nine patients who received GTB-1550 at the higher doses, two had durable complete responses in heavily pretreated patients. One of these patients, who had failed multiple previous treatment regimens, has been cancer free since the beginning of 2015.

A Phase 1/2 trial of GTB-1550 in 18 patients was recently completed in patients with ALL/NHL. The FDA-approved clinical trial was conducted at the University of Minnesota's Masonic Cancer Center. The data is currently being analyzed. We expect to submit data from this Phase 1/2 study for presentation/publication.

We will also utilize our bi-specific ADC platform to generate novel ADCs with unique targets, linkers and warheads. We anticipate that this platform will give us the ability to rapidly construct novel ADCs with the potential to treat a wide range of cancers, including hematologic and solid tumors.

Rapidly advanced our Tri-specific Killer Engagers (TriKEs), GTB-3550 and GTB-C3550

Our TriKE and TetraKE product candidates have the potential to be groundbreaking therapies targeting a broad range of hematologic malignancies, sarcomas and solid tumors. We are preparing to study GTB-3550, an anti-CD16-IL-15-anti-CD33 TriKE in CD33 positive leukemias, a marker expressed on tumor cells in AML, MDS and other myeloid malignancies. We expect to begin a Phase 1 clinical trial in the first half of 2019 in patients with relapsed/refractory AML. The Phase 1 trial will be a dose finding study. We expect this will be closely followed by Phase 2 trials to determine the most efficacious dosing and cycles with the aim to maximize efficacy while minimizing on-target, off-disease adverse events.

GTB-C3550 contains a humanized single-domain anti-CD16 moiety which demonstrated improved binding characteristics and enhanced tumor cell killing based on functional assays and animal models of AML.

We have designed GTB-3550 and GTB-C3550, if approved for marketing, to serve as a relatively safe, cost-effective, and easy-to-use therapies for resistant/relapsing AML or MDS which could also be combined with chemotherapy as frontline therapy thus targeting a broad AML/MDS market.

GTB-C3550 is a next-generation, follow-on, to our lead TriKE, GTB-3550. GTB-3550 studies will help inform the development of GTB-C3550. We believe this will de-risk the GTB-C3550 program as the data being generated will help to make informed decisions on which, or both, will be brought into later phase studies and in which patient populations.

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

We are currently evaluating over a dozen moieties and intend to announce additional clinical product candidates in the second half of 2019. Depending on the availability of drug supply, we hope to initiate human clinical testing for certain of our solid tumor product candidates in 2020.

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

Monetize our CNS programs through transactions with commercialization-oriented pharmaceutical companies and/or other transactions

Our CNS portfolio consists of IPR&D assets acquired in connection with the acquisition of GTP on September 1, 2017, consisting of innovative reformulations and/or repurposing of existing therapies. These CNS assets address disease states such as chronic neuropathic pain, myasthenia gravis and motion sickness.

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

We expect to monetize our CNS portfolio through licensing deals with commercialization-oriented pharmaceutical companies, which could result in income, or enter into other transaction structures with the intent to generate value for our shareholders.

Oncology Markets

B-cell Lymphomas/Leukemias

B-cell lymphoma is a type of cancer that forms in B cells (a type of immune system cell). B-cell lymphomas may be either indolent (slow- growing) or aggressive (fast-growing). Non- Hodgkin lymphoma has an incidence rate of 19.4 per 100,000 per year and B-cell lymphomas make up most (about 85%) of NHL in the United States. There are many different types of B-cell non- Hodgkin lymphomas. These include Burkitt lymphoma, chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL), diffuse large B-cell lymphoma, follicular lymphoma, and mantle cell lymphoma.

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

It is estimated that there will be 5,930 new cases of ALL reported in the United States in 2019 (ACS Cancer Facts & Figures 2019). "Acute" is defined by the World Health Organization standards, in which greater than 20% of the cells in the bone marrow are blasts. Chronic lymphocytic leukemia is defined as having less than 20% blasts in the bone marrow. Acute lymphoblastic leukemia is seen in both children and adults; the highest incidence is seen between ages 2 to 3 years (>90 cases per 1 million per year). ALL is the most common cancer diagnosed in children and represents approximately 25% of cancer diagnoses among children younger than 15 years. Among children with ALL, approximately 98% attain remission, and approximately 85% of patients aged 1 to 18 years with newly diagnosed ALL treated on current regimens are expected to be long-term event-free survivors, with over 90% surviving at 5 years.

Multiple Myeloma

Multiple myeloma is a type of cancer that forms in white blood cells and will affect an estimated 32,110 people in 2019 in the U.S. causing about 12,960 deaths. Multiple myeloma causes cancer cells to accumulate in the bone marrow, where they crowd out healthy blood cells. Multiple myeloma is also characterized by destructive lytic bone lesions (rounded, punched-out areas of bone), diffuse osteoporosis, bone pain, and the production of abnormal proteins which accumulate in the urine. Anemia is also present in most multiple myeloma patients at the time of diagnosis and during follow-up. Anemia in multiple myeloma is multifactorial and is secondary to bone marrow replacement by malignant plasma cells, chronic inflammation, relative erythropoietin deficiency, and vitamin deficiency. Plasma cell leukemia, a condition in which plasma cells comprise greater than 20% of peripheral leukocytes, is typically a terminal stage of multiple myeloma and is associated with short survival.

Myeloid Leukemias

Acute Myeloid Leukemia

AML is a heterogeneous hematologic stem cell malignancy in adults with incidence rate of 4.3% per 100,000 populations. The median age at the time of diagnosis is 68 years. AML is an aggressive disease and is fatal without anti-leukemic treatment. AML is the most common form of adult leukemia with an estimated 21,450 new cases in 2019 in the U.S. These patients will require frontline therapy, usually chemotherapy including cytarabine and an anthracycline, a therapy that has not changed in over 40 years. Myelodysplastic syndromes (MDS) are a heterogeneous group of myeloid neoplasms characterized by dysplastic features of erythroid/myeloid/megakaryocytic lineages, progressive bone marrow failure, a varying percentage of blast cells, and enhanced risk to evolve into acute myeloid leukemia. It is estimated that over 10,000 new cases of MDS are diagnosed each year and there are minimal treatment options; other estimates have put this number higher. In addition, the incidence of MDS is rising for unknown reasons.

Solid Tumors

In the United States, in 2019, it is estimated there will be approximately 1,762,450 new cases of cancer resulting in 606,880 deaths. Greater than 80% of these cancers will be classified as solid tumors. The most prevalent new cases of solid tumors being breast, lung, prostate, colorectal and bladder. (American Cancer Society, Cancer Facts & Figures 2019)

Sarcomas

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

The American Cancer Society's estimates for soft tissue sarcomas in the United States for 2019 are (these statistics include both adults and children): about 12,750 new soft tissue sarcomas will be diagnosed (7,240 cases in males and 5,510 cases in females). 5,270 Americans (2,840 males and 2,430 females) are expected to die of soft tissue sarcomas. The most common types of sarcoma in adults are undifferentiated pleomorphic sarcoma (previously called malignant fibrous histiocytoma), liposarcoma, and leiomyosarcoma. Certain types occur more often in certain areas of the body than others. For example, leiomyosarcomas are the most common abdominal sarcoma, while liposarcomas and undifferentiated pleomorphic sarcoma are most common in legs. But pathologists (doctors who specialize in diagnosing cancers by how they look under the microscope), may not always agree on the exact type of sarcoma. Sarcomas of uncertain type are very common. (American Cancer Society, Cancer Facts & Figures 2019)

Manufacturing

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

Immuno-oncology platform

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

The following is a list of the patent applications that we licensed from the University of Minnesota:

Appl. No.	Title	Country	Status

U.S. Patent Application Number 62/237,835	Therapeutic compounds and its uses	US	Expired
PCT Patent Application Number	Therapeutic compounds and methods	US	Pending
PCT/US2016/055722

Daniel A. Vallera, Ph.D. License Agreement

We are party to an exclusive worldwide license agreement with Daniel A. Vallera, Ph.D. and his co-inventor Jeffrey Lion, or jointly, Dr. Vallera, to further develop and commercialize DT2219ARL (GTB-1550), a novel therapy for the treatment of various human cancers. Under the terms of the agreement, we receive exclusive rights to conduct research and to develop, make, use, sell, and import DT2219ARL worldwide for the treatment of any disease, state or condition in humans. We shall be responsible for obtaining all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as DT2219ARL, including without limitation the FDA in the United States and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, Dr. Vallera will receive an upfront license fee, royalty fees ranging from 3% for net sales and 25% of net sublicensing revenues, and certain milestone payments totaling $1,500,000.

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

ID4 License Agreement

Pursuant to a patent license agreement with ID4, dated December 31, 2014, or the ID4 License Agreement, we received an exclusive, worldwide license to certain intellectual property, including intellectual property related to treating a p62mediated disease (e.g., multiple myeloma). The terms of this license require us to pay ID4 royalties equal to 3% of net sales of products and 25% royalty of net sublicensing revenues. The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. We may terminate the licensing agreement with ID4 by providing ID4 with 30 days written notice.

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

Central Nervous System

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
●
$50,000 upon achievement of $50,000,000 of cumulative net sales in the world; and
●
$100,000 upon achievement of $75,000,000 of cumulative net sales in the world.

Four formulation patents protect the AccuBreak Technology:

Pat. No.	Title	Country	Status
U.S. Patent Number 7,838,031	Method for administering a partial dose using a segmented pharmaceutical tablet	US	Issued
U.S. Patent Number 7,879,352	Scored pharmaceutical tablets comprising a plurality of segments	US	Issued
U.S. Patent Number 8,158,148	Pharmaceutical tablets comprising two or more unitary segments	US	Issued
U.S. Patent Number 8,231,902 (ABT-054	Segmented pharmaceutical dosage forms	US	Issued

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
* This application is pending, but was used as priority document of the PCT ‘944, including its subject matter

Employees

As of December 31, 2018, we had three employees. Many of our activities are outsourced to consultants who provide services to us on a project basis. As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

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

Our business is at an early stage of development. We do not have immune-oncology products in late stage clinical trials. We are still in the early stages of identifying and conducting research on potential therapeutic products. Our potential therapeutic products will require significant research and development and pre-clinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to obtain regulatory approvals, enter clinical trials for any of our product candidates, or commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future and we may never generate revenue or achieve profitability.

As of December 31, 2018, we had an accumulated deficit of $528,685,000. We have not generated any significant revenue to date and are not profitable, and have incurred losses in each year since our inception. We do not expect to generate any product sales or royalty revenues for at least four years. We expect to incur significant additional operating losses for the foreseeable future as we expand research and development and clinical trial efforts.

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

●
the accuracy of the assumptions underlying our estimates for capital needs in 2019 and beyond;
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

Research and Development Investment

Our currently projected expenditures for 2019 include approximately $12 million to $15 million for research and development. The actual cost of our programs could differ significantly from our current projections if we change our planned development process. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

We have identified material weaknesses in our internal controls over financial reporting and have not yet remedied these weaknesses. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

We have identified material weaknesses in our internal control over financial reporting as a company. As defined in Regulation 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) inadequate segregation of duties; (ii) risks of executive override; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP, and the U.S. Securities and Exchange Commission, or the SEC, guidelines.

As of the date of this report, we have not remediated these material weaknesses. The company intends to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Such measures will include, but not be limited to hiring of additional employees in its finance and accounting department, although the timing of such hires is largely dependent on our securing additional financing to cover such costs; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities. The implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our internal control over financial reporting.

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

Our research, development and commercialization activities, as well as any product candidates or products resulting from those activities, may infringe or be accused of infringing a patent or other form of intellectual property under which we do not hold a license or other rights. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware, with claims that cover the use or manufacture of our product candidates or the practice of our related methods. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes one or more claims of these patents. If our activities or product candidates infringe the patents or other intellectual property rights of third parties, the holders of such intellectual property rights may be able to block our ability to commercialize such product candidates or practice our methods unless we obtain a license under the intellectual property rights or until any applicable patents expire or are determined to be invalid or unenforceable.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time- consuming and unsuccessful.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know- how, technology and other proprietary information, to maintain our competitive position. We currently, and expect in the future to continue to, seek to protect these trade secrets, in part, by entering into confidentiality agreements with parties who have access to them, such as our employees, collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for any such disclosure. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time- consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose the trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

We currently have only three fulltime employees. The loss of the services of any of our employees could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants. In order to develop our business in accordance with our business strategy, we will have to hire additional qualified personnel, including in the areas of manufacturing, clinical trials management, regulatory affairs, finance, and business development. We will need to raise sufficient funds to hire the necessary employees and have commenced our search for additional key employees.

Moreover, there is intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies against which we compete for qualified personnel have greater financial and other resources, different risk profiles, longer histories in the industry and greater ability to provide valuable cash or stock incentives to potential recruits than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we are able to offer as an early- stage company. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

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

While payment is not yet available from third-party payors (government or commercial) for our product, our goal is to obtain such coverage as soon as possible after product approval and commercial launch in the U.S. If this occurs, the availability of such payment would mean that many healthcare laws would place limitations and requirements on the manner in which we conduct our business (including our sales and promotional activities and interactions with healthcare professionals and facilities) and could result in liability and exposure to us. In some instances, our interactions with healthcare professionals and facilities that occurred prior to commercialization could have implications at a later date. The laws that may affect our ability to operate include, among others: (i) the federal healthcare programs Anti- Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid; (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us under theories of “implied certification” where the government and qui tam relators may allege that device companies are liable where a product that was paid for by the government in whole or in part was promoted “off-label,” lacked necessary approval, or failed to comply with good manufacturing practices or other laws; (iii) transparency laws and related reporting and/or disclosures such as the Sunshine Act; and/or (iv) state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

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

We currently lack manufacturing capabilities to produce our therapeutic product candidates at commercial-scale quantities and do not have an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the product.

We expect that we would need to significantly expand our manufacturing capabilities to meet potential demand for our therapeutic product candidates, if approved. Such expansion would require additional regulatory approvals. Even if we increase our manufacturing capabilities, it is possible that we may still lack sufficient capacity to meet demand.

We do not currently have any alternate supply for our products. If the facilities where our products are currently being manufactured or equipment were significantly damaged or destroyed, or if there were other disruptions, delays or difficulties affecting manufacturing capacity or availability of drug supply, including, but not limited to, if such facilities are deemed not in compliance with current Good Manufacturing Practice, or GMP, requirements, future clinical studies and commercial production for our products would likely be significantly disrupted and delayed. It would be both time- consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with the regulatory requirements.

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

The clinical development, commercialization and marketing of immuno-oncology therapies are at an early-stage, substantially research- oriented, and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize an immuno-oncology therapeutic product. In general, such products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Furthermore, the number of people who may use such therapies is difficult to forecast with accuracy. Our future success is dependent on the establishment of a significant market for such therapies and our ability to capture a share of this market with our product candidates.

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

Our therapeutic immuno-oncology development programs face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of drugs and other therapies that target the same diseases and conditions that we are targeting with our product candidates. According to a recent analysis by InVentiv Health there are over 800 companies developing approximately 1500 cancer immunotherapies via 4000 development projects across 535 targets. According to the Pharmaceutical Manufacturers Research Association Medicines in Development for Cancer 2018 Report, there were 135 drugs in development for the treatment of lymphoma, including non-Hodgkin lymphoma, which accounts for nearly five percent of all new cancer diagnoses.

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

Since we participate in the pharmaceutical industry, we may be subject to liability claims by employees, customers, end users and third parties. We intend to obtain proper insurance, however, there can be no assurance that any liability insurance we purchase will be adequate to cover claims asserted against us or that we will be able to maintain such insurance in the future. We intend to adopt prudent risk-management programs to reduce these risks and potential liabilities, however, we have not taken any steps to create these programs and have no estimate as to the cost or time required to do so and there can be no assurance that such programs, if and when adopted, will fully protect us. We may not be able to put risk management programs in place, or obtain insurance, if we are unable to retain the necessary expertise and/or are unsuccessful in raising necessary capital in the future. Our failure to obtain appropriate insurance, or to adopt and implement effective risk-management programs, as well as any adverse rulings in any legal matters, proceedings and other matters could have a material adverse effect on our business.

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

We will have only limited control over the activities of the CRO we will engage to conduct our clinical trials including the University of Minnesota for our phase 2 clinical trial for GTB-1550 and phase 1 clinical trial for GTB-3550. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any CRO does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices, or GCPs, for all of our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMPs. Our or our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

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

We anticipate continuing our engagement of third parties to provide our clinical supply as we advance our product candidates into and through clinical development, and we depend on third parties to produce and maintain sufficient quantities of material to supply our clinical trials. If these third parties do not produce and maintain adequate supplies of clinical material, our development efforts could be significantly delayed, or could incur substantially higher costs. We expect in the future to use third parties for the manufacture of our product candidates for clinical testing, as well as for commercial manufacture. We plan to enter into long-term supply agreements with several manufacturers for commercial supplies. We may be unable to reach agreement on satisfactory terms with contract manufacturers to manufacture our product candidates. Additionally, the facilities to manufacture our product candidates must be the subject of a satisfactory inspection before the FDA or other regulatory authorities approve a marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturers for compliance with the FDA’s and international regulatory authority requirements for the manufacture of our finished products. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMPs. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved, and may subject us to recalls or enforcement action for products already on the market.

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
●
changes in accounting principles.

Because our common stock may be deemed a low-priced “penny” stock, an investment in our common stock should be considered high- risk and subject to marketability restrictions.

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

Consequently, the penny stock rules may restrict the ability or willingness of broker–dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain offices at 310 N. Westlake Blvd., Suite 206, Westlake Village, CA 91362. We previously maintained offices at 1825 K Street NW, Suite 510, Washington, D.C. 20006 and in Tampa, Florida. The leases for the facilities in Washington, D.C. and Tampa, Florida have expired and were not renewed. Our total monthly rent expense is approximately $5,725.

ITEM 3. LEGAL PROCEEDINGS

On June 23, 2016, we were served with a complaint filed in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida, Case No. 16-CA-004791, by Lippert/Heilshorn and Associates, Inc. Lippert/Heilshorn and Associates, Inc. alleged it was owed compensation for consulting services provided to us and was seeking payment of $73,898. On December 27, 2018, the Company signed a Settlement Agreement and Mutual Release of Claims whereby the Company agreed to issue 45,000 shares of unregistered, Rule 144 restricted Common Stock in full settlement of this matter.

On February 15, 2017, MultiCell Immunotherapeutics, or MultiCell, filed an arbitration proceeding against us with the American Health Lawyers Association, Claim #3821. MultiCell was seeking $207,783 plus interest and costs of arbitration pursuant to alleged contract rights against us under a research agreement between MultiCell and us. Following a hearing held September 1, 2017, the arbitrator awarded MultiCell the payment amount of $207,783 plus interest in the amount of $34,699. On December 14, 2018, a final agreement was reached between the Company and Multicell whereby the Company paid Multicell $100,000 in cash and agreed to issue 200,000 shares of unregistered, Rule 144 restricted Common Stock in full settlement of this matter.

On December 24, 2018, Empery Asset Master, Empery Tax Efficient, LP, and Empery Tax Efficient II, LP (collectively, “Plaintiffs) filed in the N.Y. Supreme Court, Index No. 656408/2018, alleging causes of action against the Company for Breach of Contract, Liquidated Damages, Damages, and Indemnification. The claims arose out of a securities purchase agreement entered into between Plaintiffs and the Company pursuant to which the Company issued convertible notes and warrants to Plaintiffs in or around January 2018. Plaintiffs allege, inter alia, that the Company failed to pay Plaintiffs’ outstanding principal on or before the July 23, 2018 maturity date of said notes, failed to convert a portion of said notes in response to Plaintiffs’ conversion notice, and failed to timely adjust the exercise price of said warrants. At issue are notes issued to Plaintiffs in the aggregate principal amount of approximately $2.2 million and warrants representing the right of Plaintiffs to acquire an aggregate of 480,352 shares of common stock in the Company. The Company and Plaintiffs are in the process of negotiating a settlement that would fully resolve Plaintiffs’ asserted claims, but no formal agreement has been finalized.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Until May 2009, our common stock was traded on the OTC Bulletin Board (“OTCBB”) under the symbol “OXIS.” From May 20, 2009 until March 11, 2010, our common stock was traded on Pink OTC Markets Inc. trading platform under the symbol “OXIS.” From January 2015 to August 2017, our common stock is quoted on the OTCQB under the “OXIS” trading symbol. Since August 2017, our common stock has been quoted on the OTCQB under the “GTBP” trading symbol.

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

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2017	First Quarter	69.00	3.81
	Second Quarter	9.90	3.36
	Third Quarter	29.55	4.66
	Fourth Quarter	6.99	4.25
Fiscal Year 2018	First Quarter	5.06	1.60
	Second Quarter	2.52	1.25
	Third Quarter	2.75	1.42
	Fourth Quarter	2.16	0.62

Our common stock is also quoted on several European based exchanges including Berlin (GTBP.BE), Frankfurt (GTBP.DE), the Euronext (GTBP.NX) and Paris, (GTBP.PA). The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of December 31, 2018, there were 23 stockholders of record, which total does not include stockholders who hold their shares in “street name.” The transfer agent for our common stock is ComputerShare, whose address is 8742 Lucent Blvd., Suite 225, Highland Ranch, CO 80129.

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

Recent Issuances of Unregistered Securities

On June 23, 2016, we were served with a complaint filed in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida, Case No. 16-CA-004791, by Lippert/Heilshorn and Associates, Inc. Lippert/Heilshorn and Associates, Inc. alleged it was owed compensation for consulting services provided to us and was seeking payment of $73,898. On December 27, 2018, the Company signed a Settlement Agreement and Mutual Release of Claims and issued 45,000 shares of unregistered, Rule 144 restricted Common Stock in full settlement of this matter.

On February 15, 2017, MultiCell Immunotherapeutics, or MultiCell, filed an arbitration proceeding against us with the American Health Lawyers Association, Claim #3821. MultiCell was seeking $207,783 plus interest and costs of arbitration pursuant to alleged contract rights against us under a research agreement between MultiCell and us. Following a hearing held September 1, 2017, the arbitrator awarded MultiCell the payment amount of $207,783 plus interest in the amount of $34,699. On December 14, 2018, a final agreement was reached between the Company and Multicell whereby the Company paid Multicell $100,000 in cash and issued 200,000 shares of unregistered, Rule 144 restricted Common Stock in full settlement of this matter.

In accordance with a consulting agreement dated August 6, 2018, with Goal Capital, Inc., the Company issued 125,000 shares of unregistered, Rule 144 restricted Common Stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE), Tetra-specific Killer Engager (TetraKE) and bi-specific Antibody Drug Conjugate (ADC) technology platforms. Our TriKE and TetraKE platforms generate proprietary moieties designed to harness and enhance the cancer killing abilities of a patient’s own natural killer, or NK, cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell and precisely direct it to one or more specifically-targeted proteins (tumor antigens) expressed on a specific type of cancer, ultimately resulting in the cancer cell’s death. TriKEs and TetraKEs are made up of recombinant fusion proteins, can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization. They are designed to be dosed in a common outpatient setting similar to modern antibody therapeutics and are expected to have reasonably low cost of goods. Our ADC platform generates product candidates that are bi-specific, ligand-directed single-chain fusion proteins that, we believe, represent the next generation of ADCs.

Also, in connection with the acquisition of Georgetown Translational Pharmaceuticals on September 1, 2017, we acquired a portfolio of in-process research and development central nervous system assets consisting of innovative reformulations and/or repurposing of existing therapies. These CNS assets address disease states such as chronic neuropathic pain, myasthenia gravis and motion sickness.

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $528,685,000 through December 31, 2018. On a consolidated basis, the Company had cash and cash equivalents of $60,000 at December 31, 2018. Because our lack of funds, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses. There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan. The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

Corporate Developments

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

On October 19, 2018, the Company entered into an Executive Employment Agreement with Dr. Raymond Urbanski, reflecting his current position as Chief Executive Officer of the Company. Under the terms of this agreement, Dr. Urbanski’s annual salary is essentially unchanged from his previous positions. Dr. Urbanski is also entitled to participate in the Company’s bonus plans. Under the Executive Employment Agreement, the Company has agreed that upon shareholder approval of a Stock Option Plan, it will recommend to the Board that the Company grant Dr. Urbanski a Non-Qualified stock option to purchase 2,971,102 shares of the Company’s common stock having an exercise equal to the fair market value of the shares on the date of the Agreement. The stock option grant would vest according to the following schedule: (i) 1,250,000 fully vested shares upon signing of the agreement, (ii) 1,250,000 shares on January 1, 2019, and (iii) 471,102 shares on January 1, 2020. On March 15, 2019, Dr, Urbanski resigned his position as Chief Executive Officer, President and Chairman of the Board.

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

We executed an exclusive worldwide license agreement with Daniel A. Vallera, Ph.D. and his associate (jointly "Dr. Vallera"), to further develop and commercialize DT2219ARL (GTB-1550), a novel therapy for the treatment of various human cancers. Under the terms of the agreement, we receive exclusive rights to conduct research and to develop, make, use, sell, and import DT2219ARL worldwide for the treatment of any disease, state or condition in humans. GTBP shall own all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as DT2219ARL, including without limitation the FDA and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, Dr. Vallera will receive an upfront license fee, royalty fees, and certain milestone payments.

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

Results of Operations

Research and Development Expenses

During the years ended December 31, 2018 and 2017, we incurred $9.1 million and $1.1 million of research and development expenses, respectively. 2018 research and development costs increased due primarily to the addition of new employees, increased regulatory and preclinical consultant costs to support the GTB-3550 IND, higher costs to advance the CNS portfolio and position the assets for licensing efforts, and higher preclinical and clinical expenses incurred at the University of Minnesota to continue development of our immune-oncology assets. 2018 expenses also include non-cash compensation of $6.8 million. We anticipate our direct clinical and preclinical costs to continue to increase throughout 2019, totaling approximately $12 to $15 million, as we initiate a Phase 1 clinical trial of our most advanced TriKe product candidate, GTB-3550 in the first half of 2019, and initiate IND-enabling activities for GTB-C3550, and GTB-1615.

Selling, general and administrative expenses

During the years ended December 31, 2018 and 2017, we incurred $12.5 million and $134.5 million of selling, general and administrative expenses, respectively. Selling, general and administrative expenses in 2017 were driven by stock compensation related to the acquisition of Georgetown Translational Pharmaceuticals on September 1, 2017. Stock compensation expenses totaled $2.3 million and $129.1 million for in 2018 and 2017, respectively. Additional selling, general, and administrative expenses in 2018 were due to increased spending on investor relations campaigns to broaden awareness of the Company, and increased legal costs primarily associated with financing efforts. We anticipate selling, general and administrative expenses, excluding stock compensation, to range between $1 and $2 million in the coming quarters.

Loss on impairment

For the year ended December 31, 2018, the Company recorded an intangible asset impairment charge of $228.5 million related to the portfolio of CNS IPR&D assets, which represents the excess carrying value compared to fair value. The impairment charge was the result of both internal and external factors. In the 3rd quarter of 2018, the Company experienced changes in key senior management, led by the appointment of a CEO with extensive experience in oncology drug development. These changes resulted in the prioritization for immuno-oncology development candidates relative to the CNS development candidates acquired from Georgetown Translational Pharmaceuticals. In conjunction with these strategic changes, limited internal resources have delayed the development of the CNS IPR&D assets. The limited resources, changes in senior leadership, and favorable market conditions for immuno-oncology development candidates have resulted in the Company choosing to focus on development of its immuno-oncology portfolio. We are assessing our options to realize value from the CNS IPR&D assets. In light of this shift in market strategy, the Company performed a commercial assessment and a valuation of the CNS IPR&D assets, both to assess fair value and support potential future licensing efforts. Based on the results of the independent valuation, the Company recorded the impairment charge noted above.

Interest Expense

Interest expense was $9.1 million and $8.6 million for the years ended December 31, 2018 and 2017, respectively. The increase is due to an increase in non-cash amortization of debt issuance costs associated with convertible debentures and warrants issued in January 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $60,000. The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the year ended December 31, 2018, the Company raised $15 million through a series of issuances of convertible debentures in January, August, and September. $4.4 million of the proceeds raised in August were used to repay a portion of the January convertible debentures. The remaining proceeds were used primarily to aid in raising capital, increasing investor awareness, establishing an intellectual property portfolio, and to ensure continued progression of the Company’s development programs. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities. On December 31, 2018, we had a working capital deficit of $13,939,000. On February 4, 2019, we entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto, pursuant to which the Company issued to the Purchasers, on February 4, 2019, Secured Convertible Notes in an aggregate principal amount of $1,352,224, consisting of gross proceeds of $1,052,224 and settlement of existing debt of $300,000, which Notes shall be convertible at any time after issuance into shares of the Company’s common stock, par value $0.001 per share, at a conversion price of $0.60 per share. After closing of this financing, it will still be necessary to raise additional capital by the end of the second quarter in order to continue to fund current operations. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise an additional $15 million of capital in 2019.

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

The computation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31,
	2018	2017
Exercise of common stock warrants	1,813,053	-
Conversion of preferred stock into common stock	1,163,659	1,163,659
Conversion of convertible debentures into common stock	5,704,543	-
Exercise of common stock options	1,113	1,246
	8,682,368	1,164,905

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

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 liabilities consist of liabilities arising from the issuance of convertible securities and in accordance with ASC 815-40: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured each reporting period. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity. There were no such liabilities at December 31, 2018.

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaled $9.1 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively. Research and development costs for the year ended December 31, 2018 included non-cash compensation of $6.8 million.

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

Derivative Financial Instruments

In connection with the securities purchase agreements and debt transactions during the year ended December 31, 2017, the Company issued warrants to purchase common stock with a five-year term. Upon issuance of the warrants, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability. The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 on January 1, 2018 on a retrospective basis. Accordingly, the Company recorded the warrant derivative and conversion option derivative liabilities to additional paid in capital upon issuance.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2018.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see the financial statements beginning on page F-1 located in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal accounting officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2018. Based on that evaluation we have concluded that because a material weakness in the Company’s internal control over financial reporting existed as of December 31, 2018, that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K. The material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal accounting officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of December 31, 2018, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2018. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff. Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2018. As the company’s operations increase, the company intends to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Such measures will include, but not be limited to hiring of additional employees in its finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of February 28, 2019. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Anthony J. Cataldo	67	Chief Executive Officer and Chairman of the Board
Steven Weldon	43	Chief Financial Officer, Principal Accounting Officer and Director

Anthony J. Cataldo was appointed Chief Executive Officer and Chairman on March 15, 2019. Previously he served as Vice Chairman of the Board since January 2019. Mr. Cataldo has extensive experience with the Company, having served on the Board of Directors from July 2014 until November 2018, also serving as Chief Executive Officer from November 2014 to September 2017 and Executive Chairman of the Board from September 2017 to February 2018 during that time. Prior to joining the Company, from February 2011 until June 2013, Mr. Cataldo served as Chairman and CEO/Founder of Genesis Biopharma, Inc. (now known as Iovance Biotherapeutics, Inc.). Mr. Cataldo is credited with developing the Stage Four Cancer treatment for melanoma known as Lion/Genesis using assets acquired from the National Cancer Institute (NIH). Mr. Cataldo also served as non-executive co-chairman of the board of directors of MultiCell Technologies, Inc., a supplier of functional, non-tumorigenic immortalized human hepatocytes from February 2005 until July 2006.

Steven Weldon was appointed Chief Financial Officer and to our board of directors on March 20, 2019. Previously Mr. Weldon was appointed to the Board of Directors of the Company in September 2014 and as our Chief Financial Officer in November 2014 until October 2018.. Mr. Weldon has over 15 years of financial and accounting experience. Mr. Weldon’s financial background includes experience in managerial, private accounting and planning. He has served on the board of several publicly traded companies as both, chief executive officer and chief financial officer. Mr. Weldon was appointed as chief financial officer and as a member of the board of directors of GB Sciences, Inc. (OTCMKTS:GBLX) in September 2005 and served in both positions until November 2014. Mr. Weldon also served as chief executive officer of GB Sciences from December 2009, through May 2011, and from April 2012, through March 2014. For several years, he taught accounting and tax courses to undergrad students at Florida Southern College. He received his bachelor of science degree and his Master’s in Business Administration from Florida Southern College and is a licensed Certified Public Accountant in the State of Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of the company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file. All of our executive officers and directors filed the required reports; however, Kathleen Clarence-Smith and Raymond Urbanski filed one Form 3 late and Raymond Urbanski, Anthony J. Cataldo and Steven Weldon each filed one Form 4 late.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2018 and 2017 of all persons who served as our principal executive officers and as our principal financial officer during the fiscal year ended December 31, 2018. No other executive officers received total annual compensation during the fiscal year ended December 31, 2018 in excess of $100,000. The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Anthony J. Cataldo (7)	2018	$-	$-	$-	$-	$-	$-	$404,151	$404,151
Chief Executive Officer	2017	$310,667	$90,000	$77,275,253	$-	$-	$-		$77,675,920
	2016	$216,000	$-	$4,417,026	$20,707	$-	$-	$-	$4,653,733

Steven Weldon (6)	2018	$230,000	$-	$-	$-	$-	$-	$-	$230,000
Chief Financial Officer	2017	$245,333	$-	$38,472,797	$-	$-	$-	$-	$38,718,130
	2016	$168,000	$-	$752,852	$-	$-	$-	$-	$920,852

Raymond Urbanski, M.D., Ph.D. (4)	2018	$321,154	$-	$7,644,490	$-	$-	$-	$-	$7,965,644
Former Chief Executive Officer	2017	$133,333	$-	$7,644,490	$-	$-	$-	$-	$7,777,823

Shawn Cross (5)	2018	$233,942	$20,000	$-	$-	$-	$-	$-	$253,942
Former Chief Executive Officer	2017	$104,165	$-	$-	$-	$-	$-	$-	$104,165

Kathleen Clarence-Smith (8)	2018	$278,846	$-	$-	$-	$-	$-	$-	$278,846
Former Chief Executive Officer	2017	$166,667	$-	$-	$-	$-	$-	$-	$166,667

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

(3)
The amount in this column represents compensation earned under Consultant Agreements with the Company.

(4)
Dr. Urbanski was appointed Chief Medical Officer on September 1, 2017, President of May 9, 2018, and Chief Executive Officer on July 3, 2018. He resigned as Chief Executive Officer on March 15, 2019.

(5)
Mr. Cross was appointed President and Chief Operating Officer on October 15, 2017 and Chairman and Chief Executive Officer on February 14, 2018. Mr. Cross resigned from the Company on July 2, 2018.

(6)
Mr. Weldon was appointed Chief Financial Officer on March 20, 2019. He was previously the Chief Financial Officer from November 3, 2014 until October 11, 2018.

(7)
Mr. Cataldo was appointed Chief Executive Officer on March 15, 2019. Mr. Cataldo previously served as our Chief Executive Officer from March 2009 to August 2011 and again in November 2014 to September 1, 2017. He was Executive Chairman from September 1, 2017 to February 14, 2018, and has been providing services to the Company under a Consultant Agreement since February 14, 2018.

(8)
Dr. Clarence-Smith was Chief Executive Officer from September 1, 2017 to February 14, 2018. Dr. Clarence-Smith served as our Vice-Chairwoman and President of the Neurology Division from February 14, 2018 until her resignation from the Company on October 9, 2018.

Employment Agreements

On October 18, 2018, the Company entered into a Consultant Agreement with Anthony Cataldo. The term of the Consultant Agreement shall remain in effect until September 30, 2019. This Agreement supersedes the Consultant Agreement dated February 14, 2018 and will pay Mr. Cataldo $25,000 per month during the term of the Agreement.

On October 19, 2018, the Company entered into an Executive Employment Agreement with Dr. Urbanski, reflecting his current position as Chief Executive Officer of the Company. Under the terms of this agreement, Dr. Urbanski’s annual salary is essentially unchanged from his previous positions. Dr. Urbanski is also entitled to participate in the Company’s bonus plans. Under the Executive Employment Agreement, the Company has agreed that upon shareholder approval of a Stock Option Plan, it will recommend to the Board that the Company grant Dr. Urbanski a Non-Qualified stock option to purchase 2,971,102 shares of the Company’s common stock having an exercise equal to the fair market value of the shares on the date of the Agreement. The stock option grant would vest according to the following schedule: (i) 1,250,000 fully vested shares upon signing of the agreement, (ii) 1,250,000 shares on January 1, 2019, and (iii) 471,102 shares on January 1, 2020. On March 15, 2019, Dr, Urbanski resigned his position as Chief Executive Officer, President and Chairman of the Board.

Stock Option Grants

The following table sets forth information as of December 31, 2018, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Steven Weldon	-	-	-	$-
Anthony Cataldo	358	-	-	$750	7/1/19
Anthony Cataldo	358	-	-	$1,500	7/1/19
Anthony Cataldo	358	-	-	$2,250	7/1/19

Director Compensation

Beginning in January 2018, non-employee members of the Board of Directors are to receive $42,500 per year, plus $15,000 annually for Chairing a Committee and $5,000 annually as a member of a Committee. Also, upon shareholder approval of a Stock Option Plan, Directors will be granted 150,000 options that vest over a three-year period. Vesting will accelerate if the Company undergoes a change of control transaction for cash.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Dr. John Bonfiglio (1)	$-	$-	$-	$-
Dr. Peter Kiener (1)	$8,173	$-	$-	$8,173
Geoffrey Davis (1)	$26,250	$-	$-	$26,250
Anthony Cataldo	$-	$-	$-	$-
Federica O'Brien (2)	$8,173	$-	$-	$8,173

(1) Dr. Bonfiglio, Dr. Kiener and Mr. Davis resigned from the Board on March 20, 2019
(2) Ms. O'Brien resigned from the Board on July 2, 2018

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 22, 2019, (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our named executive officers, (c) by each of our directors and (d) by all our current executive officers and directors as a group. As of February 22, 2019, there were 51,291,083 shares of our common stock issued and outstanding. Shares of common stock subject to stock options and preferred stock that are currently exercisable or exercisable within 60 days of February 22, 2019 are deemed to be outstanding for purposes of computing the percentage ownership of that person but are not treated as outstanding for computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Except as otherwise indicated, the address of each stockholder is c/o GT Biopharma, Inc. at 310 N. Westlake Blvd., Suite 206, Westlake Village, CA 91362.

	Number of Shares of Common Stock Beneficially	Percent of Shares of Outstanding Common
Name and Address of Beneficial Owner	Owned	Stock
Security Ownership of Certain Beneficial Owners:
Kathleen Clarence-Smith, M.D., Ph.D. (7)	7,521,051	14.66%
Mark Silverman (7)	7,226,108	14.09%
William Heavener (1)	4,674,749	9.11%
Bristol Investment Fund, Ltd. (2)	4,534,795	8.84%
Adam Kasower (3)	3,645,620	7.11%
Theorem Group, LLC (4)	3,540,130	6.90%
Alpha Capital Anstalt (5)	2,966,667	5.78%
The Rosalinde and Arthur Gilbert Foundation (6)	2,739,267	5.34%
Security Ownership of Management and Directors:
Anthony J. Cataldo (7)	3,734,320	7.28%
Steven Weldon (7)	2,269,707	4.43%

Executive officers and directors as a group — 2 people	6,004,027	11.71%

(1)
As reported on Schedule 13G/A filed with the SEC on February 5, 2019. The address of William Heavener is 3300 University Blvd, Suite 218, Winter Park, FL 32792

(2)
As reported on Schedule 13G/A filed with the SEC on February 12, 2019. Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd. Mr. Kessler disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The address of Bristol Capital Advisors, LLC is 662 N. Sepulveda Blvd., Suite 300, Los Angeles, California 90049.

(3)
Includes 1,011,274 shares issuable upon conversion of principal on outstanding convertible debentures and 120,088 shares available through exercise of warrants
(4)
As reported on Schedule 13G filed with the SEC on November 14, 2017. The address of Theorem Group LLC is 315 Beverly Drive, Suite 502, Beverly Hills, CA 90212
(5)
As reported on Schedule 13G filed with the SEC on February 13, 2019. The address of Alpha Capital Anstalt is Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein

(6)
Includes 2,655,205 shares issuable upon conversion of principal on outstanding convertible debentures and 84,062 shares available through exercise of warrants

(7)
Security interest in these shares has been granted to various holders of the Company’s senior convertible notes to secure the Company’s obligations under these notes in accordance with a Stock Pledge Agreement dated August 2, 2018.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,113	$1,320	-
Equity compensation plans not approved by security holders	-	$-	-
Total	1,113	$1,320	-

(1) As of December 31, 2018, we had options issued and outstanding to purchase 1,113 shares of common stock under our 2014 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

None of our directors qualify as “independent directors” as defined by Item 407 of Regulation S-K.

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

Transactions with Dr. Raymond Urbanski

On December 21, 2018, Dr. Raymond Urbanski, the former Chief Executive Officer and Chairman of the Board, provided a short-term loan of $100,000 to the Company to meet immediate capital needs. The loan matured on January 20, 2019 and carried an interest rate of 5%. The loan plus accrued interest has been repaid.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2018 and 2017. The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2018 and 2017 fiscal years.

	2018	2017
Audit Fees (1)	$69,000	$64,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$4,000	$4,000
All Other Fees	$-	$-
Total	$73,000	$68,000

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2018 and 2017 fiscal years.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Agreement and Plan of Merger	10-Q	11/14/17	2.1
3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of GT Biopharma, Inc.	10-K	03/31/11	3.2
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock of GT Biopharma, Inc., dated February 5, 2010	8-K	02/16/10	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock of GT Biopharma, Inc., dated March 18, 2011.	10-K	03/31/11	3.4
3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3
3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective as of July 19, 2017.	8-K	3/15/18
10.1	License Agreement with ID4 Pharma LLC	10-Q	08/11/17	10.1
10.2	License Agreement with MultiCell Immunotherapeutics, Inc.	10-Q	08/11/17	10.2
10.3	License Agreement with the University of Minnesota	10-Q	08/11/17	10.3
10.4	License Agreement with Daniel A. Vallera, Ph.D.	10-Q	08/11/17	10.4
10.9	Warrant Conversion Agreement	10-Q	11/14/17	10.6
10.10	Preferred Conversion Agreement	10-Q	11/14/17	10.7
10.11	Amended Note Conversion Agreement	10-Q	11/14/17	10.8
10.12	Amended Warrant Conversion Agreement	10-Q	11/14/17	10.9
10.13	Amended Preferred Conversion Agreement	10-Q	11/14/17	10.10
10.15	Securities Purchase Agreement	8-K	01/13/17	10.1
10.16	10% Senior Convertible Debenture	8-K	01/13/17	10.2
10.17	Common Stock Purchase Warrant	8-K	01/13/17	10.3
10.18	Securities Purchase Agreement by and among the Company and the Buyers, dated January 22, 2018.	8-K	1/23/18	10.1
10.19	Form of Registration Rights Agreement by and among the Company and the Buyers, dated January 22, 2018.	8-K	1/23/18	10.2
10.20	Form of Note.	8-K	1/23/18	10.3
10.21	Form of Warrant.	8-K	1/23/18	10.4
10.22	First Amendment to the Employment Agreement, dated as of February 14, 2018, between the Company and Dr. Clarence-Smith.	8-K	2/21/18	10.2
10.23	Consultant Agreement, dated as of February 14, 2018, between the Company and Mr. Cataldo.	8-K	2/21/18	10.3
10.24	Form of 10% Senior Convertible Debenture	8-K	08/03/18	4.1
10.25	Security Purchase Agreement	8-K	08/03/18	10.1
10.26	Form of 10% Senior Convertible Debenture	8-K	09/07/18	4.1
10.27	Security Purchase Agreement	8-K	09/07/18	10.1
10.28	Form of 10% Senior Convertible Debenture	8-K	09/24/18	4.1
10.29	Security Purchase Agreement	8-K	09/24/18	10.1
10.30	Separation Agreement between the Company and Dr. Clarence-Smith	8-K	10/12/18	10.1
10.31	Resignation of Steven Weldon	8-K	10/16/18
10.32	Stock Pledge Agreement	10-Q	08/14/18	10.10
10.33	Executive Employment Agreement with Dr. Urbanski	10-Q	11/14/18	10.17
14.1	Code of Ethics	10-K	03/31/16	14.1
21.1	Subsidiaries of GT Biopharma, Inc.	10-K	03/31/16	21.1
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Interactive Data File				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Biopharma, Inc.

Dated: March 29, 2019	By:	/s/ Anthony Cataldo
Anthony Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Postion	Date

/s/ Anthony J. Cataldo	Chief Executive Officer and Chairman of the Board	March 29, 2019
Anthony J. Cataldo

/s/ Steven Weldon	Chief Financial Officer	March 29, 2019
Steven Weldon	(Principal Accounting Officer) and Director

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017

Contents

Page
Report of Independent Registered Public Accounting Firm
Seligson & Giannattasio, LLP	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2018 and 2017	F-2
Statements of Operations For Years Ended December 31, 2018 and 2017	F-3
Statement of Stockholders’ Equity For Years Ended December 31, 2018 and 2017	F-4
Statements of Cash Flows For Years Ended December 31, 2018 and 2017	F-5
Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GT Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GT Biopharma, Inc. and subsidiaries ,(the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2018 and 2017 and the consolidated results of its operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

White Plains, New York
March 29, 2019

GT Biopharma, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$60	$576
Prepaid expenses	30	-
Total Current Assets	90	576

Intangible assets	25,262	253,777
Deposits	12	9
Fixed assets, net	35	6
Total Other Assets	25,309	253,792
TOTAL ASSETS	$25,399	$254,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,762	$2,546
Accrued expenses	1,455	102
Line of credit	31	31
Note Payable to Related Party	100	-
Deferred Rent	8	-
Convertible debentures	10,673	-
Total Current Liabilities	14,029	2,679

Total liabilities	14,029	2,679

Stockholders’ Equity:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1	1
Series J – 1,163,548 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1	1
Common stock - $0.001 par value; 750,000,000 shares authorized; and 50,650,478 and 50,117,977 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	51	50
Additional paid-in capital	540,171	521,305
Accumulated deficit	(528,685)	(269,499)
Noncontrolling interest	(169)	(169)
Total Stockholders’ Equity	11,370	251,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,399	$254,368

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands except per share data)

	December 31
	2018	2017
Operating expenses:
Research and development	$9,067	$1,068
Selling, general and administrative expenses	12,487	134,502
Loss on impairment	228,515	-
Total operating expenses	250,069	135,570
Loss from operations	(250,069)	(135,570)
Other income (expense):
Interest expense	(9,117)	(8,602)
Total other income (expense)	(9,117)	(8,602)
Loss before provision for income taxes	(259,186)	(144,172)
Provision for income tax	-	-
Net loss	$(259,186)	$(144,172)
Net loss per common share – basic and diluted	$(5.16)	$(8.60)
Weighted average common shares outstanding – basic and diluted	50,240	16,769

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2018 and 2017
(in thousands)

					Additional
	Preferred Shares		Common Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2016	1,788	$2	104	$0	$105,891	$(124,649)
Issuance of common stock for acquisition			16,928	17	253,901
Issuance of common and preferred stock for convertible notes and interest	909	1	17,678	18	25,254
Issuance of common and preferred stock for warrants	5	0	497	0	5,819
Issuance of common for preferred stock	(2,042)	(2)	5,678	6	(4)
Issuance of common and preferred stock for compensation	600	1	9,233	9	129,766
Change in accounting method for debt and warrants					678	(678)
Net loss						(144,172)
Balance at December 31, 2017	1,260	$2	50,118	$50	$521,305	$(269,499)
Issuance of warrants					8,304
Issuance of common stock for convertible notes			162	0	325
Beneficial conversion feature on convertible notes					544
Issuance of common stock for compensation			370	1	9,693
Net loss						(259,186)
Balance at December 31, 2018	1,260	$2	50,650	$51	$540,171	$(528,685)

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(259,186)	$(144,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	2
Loss on impairment of long-lived assets	228,515	-
Stock compensation expense for options and warrants issued to employees and non-employees	9,696	130,124
Amortization of debt discounts	8,663	4,914
Note Allonge	-	100
Non-cash interest expense	441	2,197
Amortization of loan costs	1,076	-
Changes in operating assets and liabilities:
Prepaid Expenses	(30)	-
Other assets	(3)	(7)
Other liabilities	8
Accounts payable and accrued liabilities	136	1,412
Net cash used in operating activities	(10,677)	(5,430)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(36)	(4)
Net cash used by investing activities	(36)	(4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	15,145	5,991
Loan costs	(533)	-
Repayment of note payable	(4,415)	-
Net cash provided by financing activities	10,197	5,991
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(516)	557
CASH AND CASH EQUIVALENTS - Beginning of period	576	19
CASH AND CASH EQUIVALENTS - End of period	$60	$576

Supplemental cash flow disclosures:
Issuance of common stock upon conversion of convertible notes	$325	$-
Acquisition of intangibles through issuance of common stock	$-	$253,777
Issuance of common stock for interest expense	$-	$5,179
Issuance of common stock for debt	$-	$19,166

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

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Natural Killer (NK) cell engager (Tri-specific Killer Engager (TriKE) & Tetra-specific Killer Engager (TetraKE)) and bi-specific Antibody Drug Conjugate (bispecific-ADC) technology platforms. Our TriKE and TetraKE platforms generate proprietary moieties designed to harness and enhance the cancer killing abilities of a patient’s own natural killer, or NK, cells. Once bound to an NK cell, our moieties are designed to stimulate the NK cell and precisely direct it to one or more specifically-targeted proteins (tumor antigens) expressed on a specific type of cancer, ultimately resulting in the cancer cell’s death. TriKEs and TetraKEs are made up of recombinant fusion proteins, can be designed to target tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization. They are designed to be dosed in an outpatient setting and are expected to have reasonably low cost of goods. Our bispecific-ADC platform can generate product candidates that are ligand-directed single-chain fusion proteins that simultaneously target two tumor antigens. We believe our bispecific-ADC moieties represents the next generation of ADCs.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $528,685,000 through December 31, 2018. On a consolidated basis, the Company had cash and cash equivalents of $60,000 at December 31, 2018. The Company's plan is to raise additional capital until such time that the Company generates sufficient revenues to cover its cash flow needs and/or it achieves profitability. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment operating in the United States of America.

2.
Summary of Significant Accounting Policies

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. There were no advertising expenses for the years ended December 31, 2018 and 2017, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had no balances in excess of this limit at December 31, 2018.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the years ended December 31, 2018 and 2017, respectively.

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

Impairment of Long-Lived Assets

The Company's long-lived assets currently consist of indefinite lived intangible assets associated with IPR&D (“In-Process Research & Development”) projects and related capitalized patents acquired in the acquisition of Georgetown Translational Pharmaceuticals, Inc. as described in Note 3 below. Intangible assets associated with IPR&D projects are not amortized until approval by the Food and Drug Administration (FDA) is obtained in a major market subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

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

The computation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31,
	2018	2017
Exercise of common stock warrants	1,813,053	-
Conversion of preferred stock into common stock	1,163,659	1,163,659
Conversion of convertible debentures into common stock	5,704,543	-
Exercise of common stock options	1,113	1,246
	8,682,368	1,164,905

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

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 liabilities consist of liabilities arising from the issuance of convertible securities and in accordance with ASC 815-40: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured each reporting period. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity. There were no such liabilities at December 31, 2018.

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaled $9.1 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively. Research and development costs for the year ended December 31, 2018 included non-cash compensation of $6.8 million.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, “Leases.” This ASU requires all lessees to be recognized on the balance sheet as right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company is in the process of assessing the impact the adoption this ASU will have on its consolidated financial position, results of operations and cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. Early adoption of this ASU is permitted. At December 31, 2018, the Company’s undiscounted future minimum payments outstanding for lease obligations (including those currently included as capital lease obligations) were approximately $200,878.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The provisions of this ASU may be applied retroactively or on a modified retrospective (cumulative effect) basis. The Company adopted the standard using the modified retrospective approach beginning January 1, 2018. Adoption of this ASU did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

3.
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

For the year ended December 31, 2018, the Company recorded an intangible asset impairment charge of $228.5 million related to the portfolio of CNS IPR&D assets within Operating Expenses, which represents the excess carrying value compared to fair value. The impairment charge was the result of both internal and external factors. In the 3rd quarter of 2018, the Company experienced changes in key senior management, led by the appointment of a new CEO with extensive experience in oncology drug development. These changes resulted in the prioritization of immuno-oncology development candidates relative to CNS development candidates. In conjunction with these strategic changes, limited internal resources have delayed the development of the CNS IPR&D assets. The limited resources, changes in senior leadership, and favorable market conditions for immuno-oncology development candidates have resulted in the Company choosing to focus on development of its immuno-oncology portfolio. In light of this shift in market strategy, the Company performed a commercial assessment and a valuation of the CNS IPR&D assets, both to assess fair value and support potential future licensing efforts. The valuation indicated an excess carrying value over the fair value of these assets, resulting in the impairment charge noted above.

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

4.
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

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at December 31, 2018.

5.
Accrued Expenses

Accrued Expenses are comprised of the following:

	December 31,
	2018	2017
Research & Development	585,000	-
Accrued Interest	432,000	-
Professional Fees	162,000	62,000
Consulting and Advisory Services	161,000	-
Board of Directors Service Costs	94,000	-
Payroll and Benefits	21,000	39,000
Accrued Expenses	1,455,000	101,000

6.
Related Party Transactions

On December 21, 2018, Dr. Raymond Urbanski, Chief Executive Officer and Chairman of the Board, provided a short-term loan of $100,000 to meet immediate capital needs. The loan matured on January 20, 2019 and carries an interest rate of 5%. The loan was repaid in January, 2019.

7.
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

In August 2017, the Company issued a total of 17,287,625 shares of common stock in exchange for the cancellation of debt in the total amount of $17,141,000 and interest in the total amount of $4,693,000.

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

During the quarter ended December 31, 2018, the Company issued 52,500 shares of common stock upon conversion of $105,000 of senior convertible notes.

During the quarter ended December 31, 2018, the Company issued a total of 245,000 shares of Rule 144 restricted common stock in full settlement of outstanding legal matters, and 125,000 shares of Rule 144 restricted common stock in connection with consulting services.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 111 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through December 31, 2018.

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

a.
As previously disclosed, the holder of the Series H Preferred is entitled to vote with the common stock, and is entitled to a number of votes equal to (i) the number of shares of common stock it can convert into (without any restrictions or limitations on such conversion), (ii) multiplied by 100.
b.
The holder of the Series H Preferred cannot convert such preferred stock into shares of common stock if the holder and its affiliates after such conversion would own more than 9.9% of the Company’s then issued and outstanding shares of common stock.
c.
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

In December 2017, the Company converted 350,000 Series J shares of preferred stock into 350,000 shares of common stock.

Common Stock Warrants

Warrant transactions for the years ended December 31, 2018 and 2017 are as follows:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding, December 31, 2016	15,550	135.00
Granted	486,351	15.00
Exercised	(501,901)	15.00
Expired	-	-
Outstanding, December 31, 2017	-	-
Granted	1,813,053	2.00
Exercised	-
Expired	-
Outstanding, December 31, 2018	1,813,053	2.00

Exercisable Warrants:
December 31, 2018	1,813,053	2.00
December 31, 2017	-	-

Stock Options

The Company reserved 1,333 shares of its common stock at December 31, 2014 for issuance under the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan, approval by stockholders in May 2015, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2018, 87 shares of common stock were available for grant and options to purchase 1,246 shares of common stock are outstanding under the 2014 Plan.

The following table summarizes stock option transactions for the years ended December 31, 2018 and 2017:

	Number of Options	Weighted-Average Exercise Price
Outstanding, December 31, 2016	1,246	1,320.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2017	1,246	1,320.00
Granted	-	-
Exercised	-	-
Expired	(133)	1,020.00
Outstanding, December 31, 2018	1,113	1,320.00

Exercisable Options:
December 31, 2018	1,113	1,320.00
December 31, 2017	1,246	1,428.00

The weighted-average fair value of options granted was approximately $1,469,000 and $1,780,000 for 2018 and 2017, respectively.

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2018:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$750.00 to $2,225.00	1,113	0.49	$1,320.00	1,113	$1,320.00

8.
Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Federal net operating loss carryforward	25,306,000	15,949,000
Intellectual Property	61,787,000
Accrued Interest	129,000	-
Patent amortization	5,000	6,000
Deferred tax asseets before valuation	87,227,000	15,955,000
Valuation allowance	(87,227,000)	(15,955,000)
Net deferred income tax assets	-	-

Generally accepted accounting principles requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. The valuation allowance increased by approximately $71,270,000 during the year ended December 31, 2018.

Tax Carryforward

At December 31, 2018, the Company had net operating loss carryforwards of approximately $84,354,000 to reduce United States federal taxable income in future years. These carryforwards expire from 2019 through 2038.

The Company is no longer subject to U.S. and state tax examinations for years ending before the fiscal year ended December 31, 2014. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2018 and 2017.

9.
Commitments and Contingencies

On October 18, 2018, the Company entered into a Consultant Agreement with Anthony Cataldo. The term of the Consultant Agreement shall remain in effect until September 30, 2019. This Agreement supersedes the Consultant Agreement dated February 14, 2018 and will pay Mr. Cataldo $25,000 per month during the term of the Agreement.

On October 19, 2018, the Company entered into an Executive Employment Agreement with Dr. Urbanski, reflecting his current position as Chief Executive Officer of the Company. Under the terms of this agreement, Dr. Urbanski’s annual salary is essentially unchanged from his previous positions. Dr. Urbanski is also entitled to participate in the Company’s bonus plans. Under the Executive Employment Agreement, the Company has agreed that upon shareholder approval of a Stock Option Plan, it will recommend to the Board that the Company grant Dr. Urbanski a Non-Qualified stock option to purchase 2,971,102 shares of the Company’s common stock having an exercise equal to the fair market value of the shares on the date of the Agreement. The stock option grant would vest according to the following schedule: (i) 1,250,000 fully vested shares upon signing of the agreement, (ii) 1,250,000 shares on January 1, 2019, and (iii) 471,102 shares on January 1, 2020. On March 15, 2019, Dr, Urbanski resigned his position as Chief Executive Officer, President and Chairman of the Board.

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

The following table summarizes the Company’s future minimum lease commitments as of December 31, 2018 (in thousands):

Year ending December 31:
2019	69,000
2020	71,000
2021	61,000
Total minimum lease payments	201,000

Rent expense for the years ended December 31, 2018 and 2017 was $69,000 and $9,000, respectively.

Employment Agreements

On October 18, 2018, the Company entered into a Consultant Agreement with Anthony Cataldo. The term of the Consultant Agreement shall remain in effect until September 30, 2019. This Agreement supersedes the Consultant Agreement dated February 14, 2018 and will pay Mr. Cataldo $25,000 per month during the term of the Agreement.

On October 19, 2018, the Company entered into an Executive Employment Agreement with Dr. Urbanski, reflecting his current position as Chief Executive Officer of the Company. Under the terms of this agreement, Dr. Urbanski’s annual salary is essentially unchanged from his previous positions. Dr. Urbanski is also entitled to participate in the Company’s bonus plans. Under the Executive Employment Agreement, the Company has agreed that upon shareholder approval of a Stock Option Plan, it will recommend to the Board that the Company grant Dr. Urbanski a Non-Qualified stock option to purchase 2,971,102 shares of the Company’s common stock having an exercise equal to the fair market value of the shares on the date of the Agreement. The stock option grant would vest according to the following schedule: (i) 1,250,000 fully vested shares upon signing of the agreement, (ii) 1,250,000 shares on January 1, 2019, and (iii) 471,102 shares on January 1, 2020. On March 15, 2019, Dr, Urbanski resigned his position as Chief Executive Officer, President and Chairman of the Board.

10.
Change of Accounting Method

Adoption of ASU 2017-11

In connection with the securities purchase agreements and debt transactions during the year ended December 31, 2017, the Company issued warrants to purchase common stock with a five-year term. Upon issuance of the warrants, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability. The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 on January 1, 2018 on a retrospective basis. Accordingly, the Company recorded the warrant derivative and conversion option derivative liabilities to additional paid in capital upon issuance.

The following table provides a summary of the derivative liability activity as a result of the adoption of ASU 2017-11 (in thousands, except per share data):

	Consolidated Balance Sheet
	December 31, 2017
	Previously Reported	Revisions	Revised Report
Additional Paid-in Capital	$519,702,000	$1,603,000	$521,305,000
Accumulated Deficit	$(267,896,000)	$(1,603,000)	$(269,499,000)

	Consolidated Statement of Operations
	For the Year Ended December 31, 2017
	Previously Reported	Revisions	Revised Report
Change in Warrant Liability	$925,000	$(925,000)	$-
Earnings per Share	$(8.54)	$(0.06)	$(8.60)

During 2018, the down round provisions of certain of the notes was triggered. The Company calculated the value of the down round feature on that date and determined there to be no additional cost to be reported.

11.
Subsequent Events

Financing

On February 4, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on February 4, 2019, Secured Convertible Notes in an aggregate principal amount of $1,352,224 (the “Notes”), consisting of gross proceeds of $1,052,224 and settlement of existing debt of $300,000, which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.60 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature on August 2, 2019. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

Contemporaneously with the execution and delivery of the Purchase Agreement, on February 4, 2019, the Company and certain of its wholly-owned subsidiaries entered into a Security Agreement (the “Security Agreement”) with Alpha Capital Anstalt, as collateral agent on behalf of the Purchasers, and with the Purchasers, pursuant to which the Purchasers have been granted a first-priority security interest in substantially all of the assets of the Company and such subsidiaries securing (i) an aggregate principal amount of $1,352,224 of Notes and (ii) an aggregate principal amount of $9,058,962 of the Company’s 10% Senior Convertible Debentures issued on August 2, 2018, September 7, 2018 and September 24, 2018 held by such Purchasers.

The Purchase Agreement contains customary representations, warranties and covenants, including covenants, subject to certain exceptions, that the Company, until the date on which less than 10% of the Notes are outstanding, shall not effect any Variable Rate Transaction (as defined in the Purchase Agreement) and that, for as long as a Purchaser holds any Notes or Conversion Shares, the Company shall amend the terms and conditions of the Purchase Agreement and the transactions contemplated thereby with respect to such Purchaser to give such Purchaser the benefit of any terms or conditions under which the Company agrees to issue or sell any Common Stock or Common Stock equivalents that are more favorable to an investor than the terms and conditions granted to such Purchaser under the Purchase Agreement and the transactions contemplated thereby.

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 14 days after February 4, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-3 was filed by the Company on February 14, 2019.

Common Stock

In the first quarter of 2019, the Company issued 723,940 shares of common stock upon conversion of $437,271 in principal and interest on senior convertible notes.