Form 10-Q
period 2019-03-31
GT Biopharma, Inc.
filed 2019-05-15
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At May 11, 2019, the issuer had outstanding the indicated number of shares of common stock:  51,374,417.

GT Biopharma, Inc. and Subsidiaries
FORM 10-Q
For the Quarter Ended March 31, 2019

GT Biopharma, Inc. and Subsidiaries
as of March 31,2019 and December 31, 2018
Consolidated Balance Sheets
(in Thousands, Except Par Value and Share Data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$51	$60
Prepaid expenses	27	30
Total Current Assets	78	90

Intangible assets	25,262	25,262
Deposits	12	12
Operating lease right-to-use asset	153	-
Fixed assets, net	34	35
Total Other Assets	25,461	25,309
TOTAL ASSETS	$25,539	$25,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,898	$1,762
Accrued expenses	2,136	1,455
Deferred rent	-	8
Operating lease liability	161	-
Note payable to related party	-	100
Line of credit	31	31
Convertible debentures	11,297	10,673
Total Current Liabilities	15,523	14,029

Total liabilities	15,523	14,029

Stockholders’ Equity:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Series J – 1,163,548 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Common stock - $0.001 par value; 750,000,000 shares authorized; and 51,374,417 and 50,650,478 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	51	51
Additional paid-in capital	543,327	540,171
Accumulated deficit	(533,195)	(528,685)
Noncontrolling interest	(169)	(169)
Total Stockholders’ Equity	10,016	11,370
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,539	$25,399

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
March 31, 2019 and 2018
Statements of Operations
(in Thousands, Except per Share Data)
	March 31,
	2019	2018
Revenue:	(unaudited)	(unaudited)
License revenues	$-	$-
TOTAL REVENUE	-	-
Cost of License Revenue	-	-
Gross profit	-	-
Operating Expenses:
Research and development	834	3,473
Selling, general and administrative	3,222	3,687
Total operating expenses	4,056	7,160
Loss from Operations	(4,056)	(7,160)
Other income (expense)
Interest expense/income	(454)	(2,931)
Total Other Income (Expense)	(454)	(2,931)
Loss before minority interest and provision for income taxes	(4,510)	(10,091)
Less: Loss attributable to the noncontrolling interests	-	-
Loss before provision for income taxes	(4,510)	(10,091)
Provision for income taxes	-	-
Net loss	(4,510)	(10,091)
Loss per share
Basic	$(0.09)	$(0.20)
Diluted	$(0.09)	$(0.20)

Weighted Average Shares Outstanding – basic and diluted
Basic	51,092,886	50,117,977
Diluted	51,092,886	50,117,977

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018
(in Thousands)

	2019	2018
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,510)	$(10,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Stock compensation expense for options and warrants issued to employees and non-employees	2,565	3,060
Amortization of debt discounts	163	2,665
Non-cash interest expense	-	266
Amortization of loan costs	-	407
Changes in operating assets and liabilities:
Other assets	3	-
Accounts payable and accrued liabilities	817	(534)
Net cash used in operating activities	(961)	(4,226)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(2)
Net cash used by investing activities	0	(2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,052	7,055
Loan costs	-	(533)
Repayment of note payable	(100)	-
Net cash provided by financing activities	952	6,522
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9)	2,294
CASH AND CASH EQUIVALENTS - Beginning of period	60	576
CASH AND CASH EQUIVALENTS - End of period	$51	$2,870

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$430	$-
Issuance of common stock upon conversion of accrued interest	$4	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(UNAUDITED)

1.
The Company and Summary of Significant Accounting Policies

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

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $533.3 million and cash of $51 thousand as of March 31, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(UNAUDITED)

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2018. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had no balances in excess of this limit at March 31, 2019.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(UNAUDITED)

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the quarters ended March 31, 2019 and 2018, respectively

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
MARCH 31, 2019

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 22,731,781 and 4,553,668 as of March 31, 2019 and 2018, respectively.

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

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 liabilities consist of liabilities arising from the issuance of convertible securities and in accordance with ASC 815-40: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured each reporting period. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity. There were not such liabilities at March 31, 2019.

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(UNAUDITED)

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $.8 million and $3.5 million for the years ended March 31, 2019 and 2018, respectively.

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

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. As of March 31, 2019, the Company has not generated any licensing revenue.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases, Accounting Standards codification Topic 842 (ASC 842). We adopted the new guidance on January 1, 2019 using the modified retrospective approach and the optional transition method. Under this adoption method, comparative prior periods were not adjusted and continue to be reported with our historical accounting policy. The primary impact of adopting this standard was the recognition of $173 thousand in operating lease liabilities and $165 thousand in right of use assets.

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

As of September 30, 2018, the Company recorded an intangible asset impairment charge of $228.5 million related to the portfolio of CNS IPR&D assets within Operating Expenses, which represents the excess carrying value compared to fair value. The impairment charge was the result of both internal and external factors. In the 3rd quarter of 2018, the Company experienced changes in key senior management, led by the appointment of a new CEO with extensive experience in oncology drug development. These changes resulted in the prioritization of immuno-oncology development candidates relative to CNS development candidates. In conjunction with these strategic changes, limited internal resources have delayed the development of the CNS IPR&D assets. The limited resources, changes in senior leadership, and favorable market conditions for immuno-oncology development candidates have resulted in the Company choosing to focus on development of its immuno-oncology portfolio. In light of this shift in market strategy, the Company performed a commercial assessment and a valuation of the CNS IPR&D assets, both to assess fair value and support potential future licensing efforts. The valuation indicated an excess carrying value over the fair value of these assets, resulting in the impairment charge noted above.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(UNAUDITED)

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
MARCH 31, 2019

(UNAUDITED)

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(UNAUDITED)

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at March 31, 2019.

4.
Stockholders' Equity

Common Stock

In the first quarter of 2019, the Company issued 723,940 shares of common stock upon conversion of $434,271 in principal and interest on senior convertible notes.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(UNAUDITED)

5.
Stock Options and Warrants

Stock Options

The following table summarizes stock option transactions for the quarter ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2018	1,133	$1,320.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2019	1,133	$1,320.00
Exercisable, March 31, 2019	1,133	$1,320.00

Common Stock Warrants

Warrant transactions for the quarter ended March 31, 2019 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018:	1,813,053	$2.00
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2019	1,813,053	$2.00
Exercisable at March 31, 2019	1,813,053	$2.00

6.
Commitments and Contingencies

Leases
As described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, we adopted new lease accounting guidance effective January 1, 2019.

We determine if a contractual arrangement is a lease at inception. Our lease arrangements provide the Company the right to utilize certain specified tangible assets for a period of time in exchange for consideration. Our leases primarily relate to building office space. Our leases currently consist solely of operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

We recognize a lease liability and a right of use asset at the lease commencement date based on the present value of the future lease payments over the lease term discounted using our incremental borrowing rate. Implicit interest rates within our lease arrangements are rarely determinable. Right of use assets also include, if applicable, prepaid lease payments and initial direct costs, less incentives received.

We recognize operating lease expense on a straight-line basis over the term of the lease within selling general and administrative expenses.

Our leases do not contain any material residual value guarantees or material restrictive covenants. Some of our leases include optional renewal periods or termination provisions which we assess at inception to determine the term of the lease, subject to reassessment in certain circumstances.

The following table summarizes the Company’s future minimumpayments under operating leases as of December 31, 2018:

Year ending December 31:
2019	69,000
2020	71,000
2021	61,000
Total minimum lease payments	$201,000

Lease expense for the quarters ended March 31, 2019 and 2018 was $17,000 and $24,000, respectively.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(UNAUDITED)

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

8.
Subsequent Events

 Preferred Stock

On April 4, 2019, the Company filed a Certificate of Designation with the Office of the Secretary of State of the State of Delaware.  The Certificate of Designation designated 3,000,000 shares of preferred stock as Series J-1 Preferred Stock.  A copy of the Certificate of Designation detailing the rights and preferences of the stock is attached hereto as Exhibit 3.1.  In the State of Delaware, the Certificate of Designation has the effect of amending the Certificate of Incorporation by adding to the Certificate of Incorporation the terms and conditions of the Designation and the stock designated.

On April 19, 2019, the Company issued a total of 2,353,548 shares of Series J-1 Preferred Stock (the "Shares") to a total of two entities.  The Shares are convertible into shares of common stock of the Registrant at the rate of $0.60 per share.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuance of the Shares did not involve any public offering.

In addition, the Company entered into a letter agreement with the two entities, pursuant to which the Company has agreed to include the shares of common stock issuable upon full conversion of the Series J-1 Preferred Stock in the next registration statement that the Company files (the "Piggyback Registration Statement"). The Company must file the Piggyback Registration Statement on or before August 30, 2019.

Common Stock

In April 2019, the Company issued 656,181 shares of common stock upon conversion of $393,709 in principal and interest on convertible notes.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2018.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

We also have a CNS portfolio consists of innovative reformulations and/or repurposing of existing therapies. We believe these therapeutic agents address certain unmet medical needs that can lead to improved efficacy while addressing tolerability and safety issues that tended to limit the usefulness of the original approved drug. Our CNS drug candidates address disease states such as chronic neuropathic pain, myasthenia gravis and vestibular disorders.

Recent Developments

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Research and Development Expenses

During the three months ended March 31, 2019 and 2018, we incurred $.8 million and $3.5 million of research and development expenses. Research and development costs decreased due primarily to the reductions employees, consultants and preclinical expenses. We anticipate our direct clinical costs to increase in second half of 2019 upon the initiation of a phase one clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the three months ended March 31, 2019 and 2018, we incurred $3.2 million and $3.7 million of selling, general and administrative expenses.  The decrease in selling, general and administrative expenses is primarily attributable the reduction of salaries.

Interest Expense

Interest expense was $.5 million and $2.9 million for the three months ended March 31, 2019 and 2018 respectively.  The decrease is primarily due to a decrease related to the amortization of the original issue discount and the value of warrants issued with the January 2018 financing.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the three months ended March 31, 2019, the Company raised $1 million through a series of issuances of convertible debentures in February. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $533.4 million and cash of $51 thousand as of March 31, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2019.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

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

As of March 31, 2019, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of March 31, 2019.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of March 31, 2019.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

Item 1A.  Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

Exhibit	Description	Herewith	Form	SEC File No.	Filing Date

3.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective as of July 19, 2017.		8-K	000-08092	03/15/18
10.1	Securities Purchase Agreement by and among the Company and the Buyers, dated February 4, 2019.		8-K	000-08092	02/06/19
10.2	Form of Registration Rights Agreement by and among the Company and the Buyers, dated February 4, 2019.		8-K	000-08092	02/06/19
10.3	Form of Note.		8-K	000-08092	02/06/19
10.4	Form of Warrant.		8-K	000-08092	02/06/19
10.5	Form of Security Agreement		8-K	000-08092	02/06/19
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: May 15, 2019	GT Biopharma, Inc. By: /s/ Anthony Cataldo Anthony Cataldo Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony Cataldo Anthony Cataldo	Chief Executive Officer and Chairman of the Board	May 15, 2019
/s/ Steven Weldon Steven Weldon	Chief Financial Officer (Principal Financial Officer), and Director	May 15, 2019