Form 10-Q
period 2019-06-30
GT Biopharma, Inc.
filed 2019-08-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019.

☐ For the transition period from to .

Commission File Number 0-8092

GT BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
9350 Wilshire Blvd. Suite 203 Beverly Hills, CA 90212 (Address of principal executive offices and zip code) (800) 304-9888 (Registrant’s telephone number, including area code)

310 N. Westlake Blvd, Suite 206
Westlake Village, CA 91362
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At August 11, 2019, the issuer had outstanding the indicated number of shares of common stock:  66,144,882.

GT Biopharma, Inc. and Subsidiaries
FORM 10-Q
For the Six Months Ended June 30, 2019

GT Biopharma, Inc. and Subsidiaries
as of June 30, 2019 and December 31, 2018
Consolidated Balance Sheets

	(in Thousands, Except Par Value and Share Data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$264	$60
Prepaid expenses	22	30
Total Current Assets	286	90

Intangible assets	25,262	25,262
Deposits	12	12
Operating lease right-to-use asset	147	-
Fixed assets, net	-	35
Total Other Assets	25,421	25,309
TOTAL ASSETS	$25,707	$25,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,710	$1,762
Accrued expenses	2,665	1,455
Deferred rent	8	8
Operating lease liability	147	-
Note payable to related party	-	100
Line of credit	31	31
Convertible debentures	12,170	10,673
Total Current Liabilities	16,731	14,029

Total liabilities	16,731	14,029

Stockholders’ Equity:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Series J-1 – 2,353,548 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	1
Common stock - $0.001 par value; 750,000,000 shares authorized; and 52,644,882 and 50,650,478 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	53	51
Additional paid-in capital	545,073	540,171
Accumulated deficit	(535,984)	(528,685)
Noncontrolling interest	(169)	(169)
Total Stockholders’ Equity	8,976	11,370
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,707	$25,399

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	154	3,251	988	6,724
Selling, general and administrative expenses	2,125	1,906	5,347	5,593
Total operating expenses	2,279	5,157	6,335	12,317
Loss from operations	(2,279)	(5,157)	(6,335)	(12,317)
Other income (expense):
Loss on disposal of assets	(31)	--	(31)	--
Interest expense	(479)	(3,924)	(933)	(6,855)
Total other income (expense)	(510)	(3,924)	(964)	(6,855)
Loss before provision for income taxes	(2,789)	(9,081)	(7,299)	(19,172)
Provision for income tax	-	-	-	-
Net loss	(2,789)	(9,081)	(7,299)	(19,172)
Net loss per common share – basic and diluted	$(.05)	$(0.18)	$(.14)	$(0.38)
Weighted average common shares outstanding – basic and diluted	51,918,252	50,117,977	51,507,849	50,117,977

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018
(in Thousands)

	2019	2018
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,299)	$(19,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	2
Stock compensation expense for options and warrants issued to employees and non-employees	3,705	6,489
Amortization of debt discounts	331	6,855
Non-cash interest expense	1,140	-
Loss on disposal od assets	31	0
Amortization of loan costs	-	407
Changes in operating assets and liabilities:
Other assets	8	-
Accounts payable and accrued liabilities	26	(581)
Net cash used in operating activities	(2,048)	(6,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(2)
Net cash used by investing activities	0	(2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,352	7,055
Loan costs	-	(533)
Repayment of note payable	(100)	-
Net cash provided by financing activities	2,252	6,522
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	204	520
CASH AND CASH EQUIVALENTS - Beginning of period	60	576
CASH AND CASH EQUIVALENTS - End of period	$264	$1,096

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$1,035	$-
Issuance of common stock upon conversion of accrued interest	$10	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $536 million and cash of $264 thousand as of June 30, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had balances totaling $14,000 in excess of this limit at June 30, 2019.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the six months ended June 30, 2019 and 2018, respectively

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 39,416,352 and 3,390,120 as of June 30, 2019 and 2018, respectively.

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

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 valuation amounts consist of warrants and beneficial conversion features arising from the issuance of convertible securities and in accordance with ASC 815-40.

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $1 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. As of June 30, 2019, the Company has not generated any licensing revenue.

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

On May 22, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on May 22, 2019, Secured Convertible Notes in an aggregate principal amount of $1,300,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.35 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature on November 22, 2019. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after May 22, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-1 was filed by the Company on June 21, 2019.

 Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at June 30, 2019.

4.
Stockholders' Equity

Common Stock

In the first six months of 2019, the Company issued 1,994,405 shares of common stock upon conversion of $1,045,453 in principal and interest on senior convertible notes.

Preferred Stock

On September 1, 2017, the Company designated 2,000,000 shares of Series J Preferred Stock. Shares of Series J Preferred Stock will have the same voting rights as shares of common stock with each share of Series J Preferred Stock entitled to one vote at a meeting of the shareholders of the Corporation. Shares of Series J Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by our board of directors. The holders of the Series J Preferred Stock will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of common stock. Each share of the Series J Preferred Stock is convertible into one share of our common stock at any time at the option of the holder.

On the same day, the Board issued 1,513, 548 of those shares in exchange for the cancellation of debt.  In the first quarter of 2019, it was discovered that a certificate of designation with respect to the Series J Preferred Stock had never been filed with the Office of the Secretary of State for the State of Delaware.  Legal research determined that despite the fact the Company had issued shares of Series J Preferred Stock, those shares had, in fact, never existed.

To remedy the situation, on April 4, 2019, the Company filed a certificate of designation with the Office of the Secretary State for the State of Delaware designating a series of preferred stock as Series J-1 Preferred Stock.  On April 19, 2019, the Company issued 2,353,548 of those shares.  The issuance was in lieu of the preferred stock that should have been issued on September 1, 2017, and in settlement for not receiving preferred stock until 20 months after the debt for which the stock was issued was cancelled. The Company reflected an expense in general and administrative costs in the quarter ended June 30, 2019 totaling $1,140,000.

The Shares are convertible into shares of common stock of the Registrant at the rate of $0.60 per share.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuance of the Shares did not involve any public offering.

350,000 of the Series J shares of preferred stock had been previously converted into 350,000 shares of common stock in December 2017.

5.
Stock Options and Warrants

Stock Options

The following table summarizes stock option transactions for the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2018	1,133	$1,320.00
Granted	-	-
Exercised	-	-
Expired	(1,133)	1,320.00
Outstanding, June 30, 2019	-	$-
Exercisable, June 30, 2019	-	$-

Common Stock Warrants

Warrant transactions for the six months ended June 30, 2019 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018:	1,813,053	$0.35
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2019	1,813,053	$0.35
Exercisable at June 30, 2019	1,813,053	$0.35

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
The following table summarizes the Company’s future minimum lease commitments as of June 30, 2019:

Year ending December 31:
2019	34,000
2020	71,000
2021	61,000
Total minimum lease payments	$166,000

Rent expense for the six months ended June 30, 2019 and 2018 was $35,000 and $54,000, respectively.

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

On April 3, 2019, the Company entered into the Separation Agreement with Dr. Urbanski in connection with his resignation as the Company’s Chief Executive Officer. Pursuant to the terms of the Separation Agreement Dr. Urbanski will receive six months’ salary of $212,500 paid in two installments and the Company will reimburse the premiums associated with Dr. Urbanski’s continuation health coverage for six months following his resignation. The Settlement Agreement also contains a release by Mr. Ali of any claims against the Company arising from or relating to his employment and customary confidentiality, non-disparagement and cooperation covenants.

8.
Subsequent Events

Debts

 On July 31, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one purchaser, pursuant to which the Company issued to the Purchaser, on July 31, 2019, Secured Convertible Note in the principal amount of $25,000 (the “Note”), which Note shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.20 per share (the “Conversion Price”).

The Note accrues interest at the rate of 10% per annum and matures on January 31, 2020. Interest on the Note is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Note contains customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Note with the prior written consent of the respective Purchasers thereof.

The Purchase Agreement contains customary representations, warranties and covenants, including covenants, subject to certain exceptions, that the Company, until the date on which less than 10% of the Note is outstanding, shall not effect any Variable Rate Transaction (as defined in the Purchase Agreement) and that, for as long as a Purchaser holds any Notes or Conversion Shares, the Company shall amend the terms and conditions of the Purchase Agreement and the transactions contemplated thereby with respect to such Purchaser to give such Purchaser the benefit of any terms or conditions under which the Company agrees to issue or sell any Common Stock or Common Stock equivalents that are more favorable to an investor than the terms and conditions granted to such Purchaser under the Purchase Agreement and the transactions contemplated thereby.

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which the Company has agreed to file, within 30 days after July 31, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement.

Common Stock

On August 14, 2019, the Company’s CEO Anthony Cataldo received as compensation a restricted stock award of 7,000,000 common shares and the Company’s CFO Steven Weldon received as compensation a restricted stock award of 4,500,000 common shares. Also, two Company consultants were paid as compensation a restricted stock award of 1,000,000 common shares each.

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

On May 22, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on May 22, 2019, Secured Convertible Notes in an aggregate principal amount of $1,300,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.35 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature on November 22, 2019. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after May 22, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-1 was filed by the Company on June 21, 2019.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Research and Development Expenses

During the three months ended June 30, 2019 and 2018, we incurred $.2 million and $3.3 million of research and development expenses. Research and development costs decreased due primarily to the reductions employees, consultants and preclinical expenses. We anticipate our direct clinical costs to increase in second half of 2019 upon the initiation of a phase one clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the three months ended June 30, 2019 and 2018, we incurred $2.1 million and $1.9 million of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable the settlement of preferred shares.

Interest Expense

Interest expense was $.5 million and $3.9 million for the three months ended June 30, 2019 and 2018 respectively.  The decrease is primarily due to a decrease related to the amortization of the original issue discount and beneficial conversion features related to various financing.

Comparison of the Six Months Ended June 30, 2019 and 2018

Research and Development Expenses

During the six months ended June 30, 2019 and 2018, we incurred $1.0 million and $6.7 million of research and development expenses. Research and development costs decreased due primarily to the reductions employees, consultants and preclinical expenses. We anticipate our direct clinical costs to increase in second half of 2019 upon the initiation of a phase one clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the six months ended June 30, 2019 and 2018, we incurred $5.4 million and $5.6 million of selling, general and administrative expenses.  The decrease in selling, general and administrative expenses is primarily attributable the reduction of payroll and stock compensation expenses.

Interest Expense

Interest expense was $.9 million and $6.9 million for the six months ended June 30, 2019 and 2018 respectively.  The decrease is primarily due to a decrease related to the amortization of the original issue discount and beneficial conversion features related to various financing.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the six months ended June 30, 2019, the Company raised $2.4 million through a series of issuances of convertible debentures in February and May. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $536 million and cash of $264 thousand as of June 30, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2019.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

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

As of June 30, 2019, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of June 30, 2019.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of June 30, 2019.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

On May 22, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on May 22, 2019, Secured Convertible Notes in an aggregate principal amount of $1,300,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.35 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature on November 22, 2019. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after May 22, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-1 was filed by the Company on June 21, 2019.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

Exhibit	Description	Herewith	Form	SEC File No.	Filing Date

3.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective as of July 19, 2017.		8-K	000-08092	03/15/18
10.1	Securities Purchase Agreement by and among the Company and the Buyers, dated February 4, 2019.		8-K	000-08092	02/06/19
10.2	Form of Registration Rights Agreement by and among the Company and the Buyers, dated February 4, 2019.		8-K	000-08092	02/06/19
10.3	Form of Note.		8-K	000-08092	02/06/19
10.4	Form of Warrant.		8-K	000-08092	02/06/19
10.5	Form of Security Agreement		8-K	000-08092	02/06/19
10.6	Form of Registration Rights Agreement by and among the Company and the Buyers, dated May 22, 2019 Buyers, dated February 4, 2019.		8-K	000-08092	05/24/19
10.7	Form of Note.		8-K	000-08092	05/24/19
10.8	Form of Warrant.		8-K	000-08092	05/24/19
10.9	Form of Security Agreement		8-K	000-08092	05/24/19
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

GT Biopharma, Inc.

Date: August 14, 2019	By:	/s/ Anthony Cataldo
Anthony Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony Cataldo Anthony Cataldo	Chief Executive Officer and Chairman of the Board	August 14, 2019
/s/ Steven Weldon Steven Weldon	Chief Financial Officer (Principal Financial Officer), and Director	August 14, 2019