Form 10-Q
period 2019-09-30
GT Biopharma, Inc.
filed 2019-11-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At November 14, 2019, the issuer had outstanding the indicated number of shares of common stock:  67,432,198.

GT Biopharma, Inc. and Subsidiaries
FORM 10-Q
For the Nine Months Ended September 30, 2019

GT Biopharma, Inc. and Subsidiaries
as of September 30, 2019 and December 31, 2018
Consolidated Balance Sheets
(in Thousands, Except Par Value and Share Data)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$313	$60
Prepaid expenses	24	30
Total Current Assets	337	90

Intangible assets	-	25,262
Deposits	12	12
Operating lease right-to-use asset	133	-
Fixed assets, net	-	35
Total Other Assets	145	25,309
TOTAL ASSETS	$482	$25,399
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$1,720	$1,762
Accrued expenses	2,276	1,023
Accrued interest	1,456	432
Deferred rent	8	8
Operating lease liability	134	-
Note payable to related party	-	100
Line of credit	31	31
Convertible debentures	13,143	10,673
Total Current Liabilities	18,768	14,029

Total liabilities	18,768	14,029

Stockholders’ (Deficit) Equity:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Series J-1 – 2,353,548 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	1
Common stock - $0.001 par value; 750,000,000 shares authorized; and 66,891,629 and 50,650,478 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	67	51
Additional paid-in capital	547,675	540,171
Accumulated deficit	(565,862)	(528,685)
Noncontrolling interest	(169)	(169)
Total Stockholders’ (Deficit) Equity	(18,286)	11,370
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$482	$25,399

  The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	671	1,111	1,659	7,835
Selling, general and administrative expenses	3,585	5,035	8,932	10,628
Loss on impairment	4,599	228,514	4,599	228,514
Total operating expenses	8,855	234,660	15,190	246,977
Loss from operations	(8,855)	(234,660)	(15,190)	(246,977)
Other income (expense):
Loss on disposal of assets	(20,463)	-	(20,494)	-
Interest expense	(560)	(1,123)	(1,493)	(7,978)
Total other income (expense)	(21,023)	(1,123)	(21,987)	(7,978)
Loss before provision for income taxes	(29,878)	(235,783)	(37,177)	(254,955)
Provision for income tax	-	-	-	-
Net loss	(29,878)	(235,783)	(37,177)	(254,955)
Net loss per common share – basic and diluted	$(.51)	$(4.70)	$(.69)	$(5.09)
Weighted average common shares outstanding – basic and diluted	58,805,997	50,154,516	53,967,298	50,130,202

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018
(in Thousands)

	2019	2018
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,177)	$(254,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	5
Stock compensation expense issued to employees and non-employees	6,202	8,191
Amortization of debt discounts	451	7,816
Non-cash interest expense	1,140	-
Loss on disposal of assets	20,494	0
Amortization of loan costs	-	1,076
Impairment of intangible assets	4,599	228,514
Changes in operating assets and liabilities:
Other assets	6	(27)
Accounts payable and accrued liabilities	1,101	(53)
Net cash used in operating activities	(3,174)	(9,433)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(4)
Disposal of fixed assets	200	-
Net cash used by investing activities	200	(4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,327	15,045
Loan costs	-	(533)
Repayment of note payable	(100)	(4,419)
Net cash provided by financing activities	3,227	10,093
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	253	656
CASH AND CASH EQUIVALENTS - Beginning of period	60	576
CASH AND CASH EQUIVALENTS - End of period	$313	$1,232

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$1,150	$220
Issuance of common stock upon conversion of accrued interest	$14	$-

  The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $566 million and cash of $313 thousand as of September 30, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
SEPTEMBER 30, 2019

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

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had balances totaling $63,000 in excess of this limit at September 30, 2019.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the nine months ended September 30, 2019 and 2018, respectively

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(UNAUDITED)

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 73,520,680 and 2,977,958 as of September 30, 2019 and 2018, respectively.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(UNAUDITED)

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $1.6 million and $7.8 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. As of September 30, 2019, the Company has not generated any licensing revenue.

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
SEPTEMBER 30, 2019

(UNAUDITED)

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

On September 19, 2019, the Company entered into an Asset Purchase Agreement (the “Agreement”), pursuant to which the Company sold its rights, titles and interests, including associated patents, to the pharmaceutical product designated by the Company as GTB-004 (the “Product”). Under the Agreement, the Product was purchased by DAS Therapeutics, Inc. who the Company believes is well positioned to take over the clinical development of the Product including obtaining timely approval by the FDA.

The Company received $200,000 at closing. The Company will also participate in the future commercial value of the Product by receiving $6,000,000 upon the achievement of certain sales objectives. In addition, the Company will receive a royalty equal to 1.5% of U.S. sales until such time as the last of the patents associated with the Product expires. The Company reflected a loss in the quarter ended September 30, 2019 totaling $20,463,000.

As a result of the loss reported on the sale of the Product, as well as the response received on inquiries related to the other two projects, the Company determined that the remaining value related to these remaining projects should be impaired. During the quarter ended September 30, 2019, the Company reported an impairment charge for these projects totaling $4,599,000.

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
SEPTEMBER 30, 2019

(UNAUDITED)

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

On February 4, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the 15 purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on February 4, 2019, Secured Convertible Notes in an aggregate principal amount of $1,352,224 (the “Notes”), consisting of gross proceeds of $1,052,224 and settlement of existing debt of $300,000, which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.60 per share (the “Conversion Price”).

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(UNAUDITED)

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 14 days after February 4, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-3 was filed by the Company on February 14, 2019 and became effective on March 11, 2019

On May 22, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the ten purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on May 22, 2019, Secured Convertible Notes in an aggregate principal amount of $1,300,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.35 per share (the “Conversion Price”).

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
SEPTEMBER 30, 2019

(UNAUDITED)

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after May 22, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-1 was filed by the Company on June 21, 2019 and became effective on July 12, 2019.

Between July 31 and August 28, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the eleven purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, Secured Convertible Notes in an aggregate principal amount of $975,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.20 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature between January 31 and February 28, 2020. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-1 was filed by the Company on September 13, 2019 and became effective in October 2, 2019.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(UNAUDITED)

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at September 30, 2019.

4.
Stockholders' Equity

Common Stock

In the first nine months of 2019, the Company issued 2,591,152 shares of common stock upon conversion of $1,162,374 in principal and interest on senior convertible notes.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(UNAUDITED)

5.
Stock Options and Warrants

Stock Options

The following table summarizes stock option transactions for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2018	1,133	$1,320.00
Granted	-	-
Exercised	-	-
Expired	(1,133)	1,320.00
Outstanding, September 30, 2019	-	$-
Exercisable, September 30, 2019	-	$-

Common Stock Warrants

Warrant transactions for the nine months ended September 30, 2019 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018:	1,813,053	$0.35
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2019	1,813,053	$0.35
Exercisable at September 30, 2019	1,813,053	$0.35

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
SEPTEMBER 30, 2019

(UNAUDITED)

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
The following table summarizes the Company’s future minimum lease commitments as of September 30, 2019:

Year ending December 31:
2019	17,000
2020	71,000
2021	61,000
Total minimum lease payments	$149,000

Rent expense for the nine months ended September 30, 2019 and 2018 was $52,000 and $61,000, respectively.

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

On April 3, 2019, the Company entered into the Separation Agreement with Dr. Urbanski in connection with his resignation as the Company’s Chief Executive Officer. Pursuant to the terms of the Separation Agreement Dr. Urbanski will receive six months’ salary of $212,500 paid in two installments and the Company will reimburse the premiums associated with Dr. Urbanski’s continuation health coverage for six months following his resignation. The Settlement Agreement also contains a release by Mr. Urbanski of any claims against the Company arising from or relating to his employment and customary confidentiality, non-disparagement and cooperation covenants.

8.
Subsequent Events

In the fourth quarter of 2019, the Company issued 540,569 shares of common stock upon conversion of $108,144 in principal and interest on senior convertible notes.

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

We also have a CNS portfolio consists of innovative reformulations and/or repurposing of existing therapies. We believe these therapeutic agents address certain unmet medical needs that can lead to improved efficacy while addressing tolerability and safety issues that tended to limit the usefulness of the original approved drug. Our CNS drug candidates address disease states such as chronic neuropathic pain and vestibular disorders.

Recent Developments

Financing

On February 4, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the 15 purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on February 4, 2019, Secured Convertible Notes in an aggregate principal amount of $1,352,224 (the “Notes”), consisting of gross proceeds of $1,052,224 and settlement of existing debt of $300,000, which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.60 per share (the “Conversion Price”).

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 14 days after February 4, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-3 was filed by the Company on February 14, 2019 and became effective on March 11, 2019

On May 22, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the ten purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on May 22, 2019, Secured Convertible Notes in an aggregate principal amount of $1,300,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.35 per share (the “Conversion Price”).

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after May 22, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-1 was filed by the Company on June 21, 2019 and became effective on July 12, 2019.

Between July 31 and August 28, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the eleven purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, Secured Convertible Notes in an aggregate principal amount of $975,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.20 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature between January 31 and February 28, 2020. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-1 was filed by the Company on September 13, 2019 and became effective in October 2, 2019.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Research and Development Expenses

During the three months ended September 30, 2019 and 2018, we incurred $.6 million and $1.1 million of research and development expenses. Research and development costs decreased due primarily to the reductions employees, consultants and preclinical expenses. We anticipate our direct clinical costs to increase in last quarter of 2019 upon the initiation of a phase one clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the three months ended September 30, 2019 and 2018, we incurred $3.6 million and $5.0 million of selling, general and administrative expenses.  The decrease in selling, general and administrative expenses is primarily attributable a decrease in investor relations expense.

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

Interest Expense

Interest expense was $.6 million and $1.1 million for the three months ended September 30, 2019 and 2018 respectively.  The decrease is primarily due to a decrease related to the amortization of the original issue discount and beneficial conversion features related to various financing.

Loss on the Disposal of Assets

On September 19, 2019, the Company entered into an Asset Purchase Agreement (the “Agreement”), pursuant to which the Company sold its rights, titles and interests, including associated patents, to the pharmaceutical product designated by the Company as GTB-004 (the “Product”). Under the Agreement, the Product was purchased by DAS Therapeutics, Inc. who the Company believes is well positioned to take over the clinical development of the Product including obtaining timely approval by the FDA.

The Company received $200,000 at closing. The Company will also participate in the future commercial value of the Product by receiving $6,000,000 upon the achievement of certain sales objectives. In addition, the Company will receive a royalty equal to 1.5% of U.S. sales until such time as the last of the patents associated with the Product expires. The Company reflected a loss in the quarter ended September 30, 2019 totaling $20,463,000.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Research and Development Expenses

During the nine months ended September 30, 2019 and 2018, we incurred $1.6 million and $7.8 million of research and development expenses. Research and development costs decreased due primarily to the reductions employees, consultants and preclinical expenses. We anticipate our direct clinical costs to increase in last quarter of 2019 upon the initiation of a phase one clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the nine months ended September 30, 2019 and 2018, we incurred $8.9 million and $10.6 million of selling, general and administrative expenses.  The decrease in selling, general and administrative expenses is primarily attributable a decrease in investor relations expense.

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

As a result of the loss reported on the sale of the Product as described above, as well as the response received on inquiries related to the other two projects, the Company determined that the remaining value related to these remaining projects should be impaired. During the quarter ended September 30, 2019, the Company reported an impairment charge for these projects totaling $4,599,000.

Interest Expense

Interest expense was $1.4 million and $8.0 million for the nine months ended September 30, 2019 and 2018 respectively.  The decrease is primarily due to a decrease related to the amortization of the original issue discount and beneficial conversion features related to various financing.

Loss on the Disposal of Assets

On September 19, 2019, the Company entered into an Asset Purchase Agreement (the “Agreement”), pursuant to which the Company sold its rights, titles and interests, including associated patents, to the pharmaceutical product designated by the Company as GTB-004 (the “Product”). Under the Agreement, the Product was purchased by DAS Therapeutics, Inc. who the Company believes is well positioned to take over the clinical development of the Product including obtaining timely approval by the FDA.

The Company received $200,000 at closing. The Company will also participate in the future commercial value of the Product by receiving $6,000,000 upon the achievement of certain sales objectives. In addition, the Company will receive a royalty equal to 1.5% of U.S. sales until such time as the last of the patents associated with the Product expires. The Company reflected a loss in the quarter ended September 30, 2019 totaling $20,463,000.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the nine months ended September 30, 2019, the Company raised $3.4 million through a series of issuances of convertible debentures. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $566 million and cash of $313 thousand as of September 30, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2019.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

As of September 30, 2019, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of September 30, 2019.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of September 30, 2019.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

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

On February 4, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the 15 purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on February 4, 2019, Secured Convertible Notes in an aggregate principal amount of $1,352,224 (the “Notes”), consisting of gross proceeds of $1,052,224 and settlement of existing debt of $300,000, which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.60 per share (the “Conversion Price”).

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 14 days after February 4, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-3 was filed by the Company on February 14, 2019 and became effective on March 11, 2019

On May 22, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the ten purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on May 22, 2019, Secured Convertible Notes in an aggregate principal amount of $1,300,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.35 per share (the “Conversion Price”).

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after May 22, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-1 was filed by the Company on June 21, 2019 and became effective on July 12, 2019.

Between July 31 and August 28, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the eleven purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, Secured Convertible Notes in an aggregate principal amount of $975,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $0.20 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature between January 31 and February 28, 2020. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-1 was filed by the Company on September 13, 2019 and became effective in October 2, 2019.

Item 3.  Defaults Upon Senior Securities.

As of September 30, 2019, convertible notes totaling approximately $10,922,000 are in default.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

Exhibit	Description	Herewith	Form	SEC File No.	Filing Date
3.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective as of July 19, 2017.		8-K	000-08092	03/15/18

10.1	Securities Purchase Agreement by and among the Company and the Buyers, dated February 4, 2019.		8-K	000-08092	02/06/19

10.2	Form of Registration Rights Agreement by and among the Company and the Buyers, dated February 4, 2019.		8-K	000-08092	02/06/19

10.3	Form of Note.		8-K	000-08092	02/06/19

10.4	Form of Purchas Agreement.		8-K	000-08092	02/06/19

10.5	Form of Security Agreement		8-K	000-08092	02/06/19

10.6	Form of Registration Rights Agreement by and among the Company and the Buyers, dated May 22, 2019		8-K	000-08092	05/24/19

10.7	Form of Note.		8-K	000-08092	05/24/19

10.8	Form of Purchase Agreement.		8-K	000-08092	05/24/19

10.9	Form of Registration Rights Agreement		8-K	000-08092	08/23/19

10.10	Form of Note.		8-K	000-08092	08/23/19

10.11	Form of Purchase Agreement		8-K	000-08092	08/23/19

10.12	Asset Purchase Agreement	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

GT Biopharma, Inc.

Dated: November 14, 2019	By:	/s/ Anthony Cataldo
Anthony Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony Cataldo	Chief Executive Officer and Chairman of the Board	November 14, 2019
Anthony Cataldo

/s/ Steven Weldon	Chief Financial Officer (Principal Financial Officer), and Director	November 14, 2019
Steven Weldon