Form 10-K
period 2019-12-31
GT Biopharma, Inc.
filed 2020-03-27
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2019 was approximately $7.2 million. As of March 23, 2019, there were 70,602,433 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

ITEM 1. BUSINESS

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE™), Tetra-specific Killer Engager (TetraKE™) and bi-specific ligand-directed single-chain fusion protein technology platforms. Our TriKE and TetraKE platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically-targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKEs and TetraKEs are made up of recombinant fusion proteins, can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization.

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

We are also using our TriKE and TetraKE platforms to develop therapeutics useful for the treatment of infectious disease such as for the treatment of patients infected by the human immunodeficiency virus (HIV). While the use of anti-retroviral drugs has substantially improved the health and increased the longevity of individuals infected with HIV, these drugs are designed to suppress virus replication to help modulate progression to AIDS and to limit further transmission of the virus. Despite the use of anti-retroviral drugs, infected individuals retain reservoirs of latent HIV-infected cells that, upon cessation of anti-retroviral drug therapy, can reactivate and re-establish an active HIV infection. For a curative therapy, destruction of these latent HIV infected cells must take place. The HIV-TriKE contains the antigen binding fragment (Fab) from a broadly-neutralizing antibody targeting the HIV-Env protein. The HIV-TriKE is designed to target HIV while redirecting NK cell killing specifically to actively replicating HIV infected cells. The HIV-TriKE induced NK cell proliferation, and demonstrated the ability in vitro to reactivate and kill HIV-infected T-cells. These findings indicate a potential role for the HIV-TriKE in the reactivation and elimination of the latently infected HIV reservoir cells by harnessing the NK cell’s ability to mediate the antibody-directed cellular cytotoxicity (ADCC).

We also believe our bi-specific, ligand-directed single-chain fusion proteins are examples of the next generation of antibody-drug conjugates (ADCs). We believe GTB-1550 has certain properties that could result in competitive advantages over recently FDA-approved ADC products targeting leukemias and lymphomas and/or have utility in other niche populations. In a Phase 1 trial, of nine patients that achieved adequate blood levels, in two heavily pretreated patients a continuous partial remission (PR) and complete remission (CR) were observed. One of these patients, who had failed multiple previous treatment regimens, has been in remission since early 2015.

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

Immuno-Oncology Platform

Tri-specific Killer Engagers (TriKEs) and Tetra-specific Killer Engagers (TetraKEs)

The generation of chimeric antigen receptor, or CAR, expressing T cells from monoclonal antibodies has represented an important step forward in cancer therapy. These therapies involve the genetic engineering of T cells to express either CARs, or T cell receptors, or TCRs, and are designed such that the modified T cells can recognize and destroy cancer cells. While a great deal of interest has recently been placed upon chimeric antigen receptor T, or CAR-T, therapy, it has certain limitations for broad potential applicability because it can require an individual approach that is expensive and time consuming, and may be difficult to apply on a large scale. NK cells represent an important immunotherapeutic target as they are involved in tumor immune-surveillance, can mediate antibody- dependent cell-mediated cytotoxicity (ADCC), contain pre-made granules with perforin and granzyme B and can quickly secrete inflammatory cytokines, and unlike T cells they do not require antigen priming and can kill cells in the absence of major histocompatibility complex (MHC) presentation of antigens. We believe there is a continued unmet medical need for targeted immuno-oncology therapies that can have the potential to be dosed in a patient-friendly outpatient setting, can be used on a stand-alone basis, augment the current monoclonal antibody therapeutics or be used in conjunction with more traditional cancer therapy. We believe our TriKE and TetraKE constructs have this potential and therefore we have generated, and intend to continue to generate, a pipeline of product candidates to be advanced into the clinic on our own or through potential collaborations with larger companies.

GTB-3550 TriKE™ and GTB-3550 TriKE™ Phase I/II Clinical Trial

GTB-3550 is the Company's first TriKE™ product candidate which is a single-chain, tri-specific recombinant fusion protein construct composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. The GTB-3550 Phase I/II clinical trial for treatment of patients with CD33-expressing, high risk myelodysplastic syndromes, refractory/relapsed acute myeloid leukemia or advanced systemic mastocytosis opened for patient enrollment September 2019. The clinical trial is being conducted at the University of Minnesota’s Masonic Cancer Center in Minneapolis, Minnesota under the direction of Dr. Erica Warlick.

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

Based on these results, and others, the IND for GTB-3550 was filed in June 2017 by the University of Minnesota. FDA requested that additional preclinical toxicology be conducted prior to initiating clinical trials. The FDA also requested some additional information and clarifications on the manufacturing (CMC) and clinical packages. The requested additional information and clarifications were completed and incorporated by us into the IND in eCTD format. We filed the IND amendment in June 2018 and announced on November 1, 2018 that we had received notification from the FDA that the IND was open and the Company was authorized to initiate a first-in-human Phase 1 study with GTB-3550 in AML, MDS and severe mastocytosis. We began the Phase 1 clinical trial in January 2020.

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

After conducting market and competitive research, specific moieties can then be rapidly advanced into the clinic on our own or through potential collaborations with larger companies. We are currently evaluating over a dozen moieties and intend to announce additional clinical product candidates.

We believe our TriKEs and TetraKEs will have the ability, if approved for marketing, to be used on a stand-alone basis, augment the current monoclonal antibody therapeutics, or be used in conjunction with more traditional cancer therapy and potentially overcome certain limitations of current chimeric antigen receptor, or CAR-T, therapy.

Bi-specific Antibody-Drug Conjugates Ligand-Directed Single-Chain Fusion Therapeutic Protein Program

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

GTB-1550 is a novel, multi-target bispecific cytotoxic therapeutic agent consisting of diphtheria toxin and bispecific single-chain variable fragments (scFV) of antibodies targeting human CD19 and CD22. By simultaneously targeting cancer cells that express either CD19 or CD22 or both, GTB-1550 is capable of killing a broader variety of hematological malignancies than either a traditional a CD19 antibody drug conjugate or a CD19 CAR-T immunotherapy which are only able to target and attack CD19 expressing hematological malignancies. Simultaneously targeting multiple cancer targets such as CD19 and CD22 using a single therapeutic agent potentially makes GT Biopharma’s multi-target bispecific drug conjugate therapy the next generation of advanced cancer therapies.

To date, GTB-1550 has completed one dose escalation Phase I-II expansion clinical trial, and one fixed dose Phase I-II expansion clinical trial which collectively enrolled a combined 43 patients.

Top-line Consolidated Results:

●
Two patients exhibited a Complete Remission (CR) with one patient currently disease-free at 50 months post treatment.

●
Five patients exhibited Stable Disease (SD) with the longest response lasting 12 months post treatment.

●
Two patients with transformed lymphoma showed transient tumor shrinkage, however, therapy was discontinued due to dose-limiting toxicities after the 1st cycle.

●
Greater than 50% of evaluable patients receiving 60 mg/kg dose had positive clinical response defined as stable disease, partial remission, or complete remission.

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

The GTB-3550 IND will focus on AML. These patients typically receive frontline therapy, usually chemotherapy, including cytarabine and an anthracycline, a therapy that has not changed in over 40 years. About half will have relapses and require alternative therapies. In addition, MDS incidence rates have dramatically increased in the population of the United States from 3.3 per 100,000 individuals from 2001-2004 to 70 per 100,000 annually, MDS is especially prevalent in elderly patients that have a median age of 76 years at diagnosis. The survival of patients with MDS is poor due to decreased eligibility, as a result of advanced age, for allogeneic hematopoietic cell transplantation (Allo- HSCT), the only curative MDS treatment (Cogle CR. Incidence and Burden of the Myelodysplastic Syndromes. Curr Hematol Malig Rep. 2015; 10(3):272-281). We believe GTB-3550 could serve as a relatively safe, cost-effective, and easy-to-use therapy for resistant/relapsing AML and could also be combined with chemotherapy as frontline therapy thus targeting the larger market.

The IND for GTB-3550 was filed in June 2017 by the University of Minnesota. FDA requested that additional preclinical toxicology be conducted prior to initiating clinical trials. The FDA also requested some additional information and clarifications on the manufacturing (CMC) and clinical packages. The requested additional information and clarifications were completed and incorporated by us into the IND in eCTD format. We filed the IND amendment in June 2018 and announced on November 1, 2018 that we had received notification from the FDA that the IND was open and the Company was authorized to initiate a first-in-human Phase 1 study with GTB-3550 in AML, MDS and severe mastocytosis. We began the Phase 1 clinical trial in January 2020.

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

Our Strategy

Our goal is to be a leader in immuno-oncology therapies targeting a broad range of indications including hematological malignancies, sarcoma and solid tumors. Key elements of our strategy are to:

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

Rapidly advanced our Tri-specific Killer Engagers (TriKEs), GTB-3550 and GTB-C3550

Our TriKE and TetraKE product candidates have the potential to be groundbreaking therapies targeting a broad range of hematologic malignancies, sarcomas and solid tumors. We are preparing to study GTB-3550, an anti-CD16-IL-15-anti-CD33 TriKE in CD33 positive leukemias, a marker expressed on tumor cells in AML, MDS and other myeloid malignancies. We began a Phase 1 clinical trial in the fourth quater of 2019 in patients with relapsed/refractory AML. The Phase 1 trial will be a dose finding study. We expect this will be closely followed by Phase 2 trials to determine the most efficacious dosing and cycles with the aim to maximize efficacy while minimizing on-target, off-disease adverse events.

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

Multiple Myeloma

Multiple myeloma is a type of cancer that forms in white blood cells. Multiple myeloma causes cancer cells to accumulate in the bone marrow, where they crowd out healthy blood cells. Multiple myeloma is also characterized by destructive lytic bone lesions (rounded, punched-out areas of bone), diffuse osteoporosis, bone pain, and the production of abnormal proteins which accumulate in the urine. Anemia is also present in most multiple myeloma patients at the time of diagnosis and during follow-up. Anemia in multiple myeloma is multifactorial and is secondary to bone marrow replacement by malignant plasma cells, chronic inflammation, relative erythropoietin deficiency, and vitamin deficiency. Plasma cell leukemia, a condition in which plasma cells comprise greater than 20% of peripheral leukocytes, is typically a terminal stage of multiple myeloma and is associated with short survival.

Myeloid Leukemias

Acute Myeloid Leukemia

AML is a heterogeneous hematologic stem cell malignancy in adults with incidence rate of 4.3% per 100,000 populations. The median age at the time of diagnosis is 68 years. AML is an aggressive disease and is fatal without anti-leukemic treatment. AML is the most common form of adult leukemia in the U.S. These patients will require frontline therapy, usually chemotherapy including cytarabine and an anthracycline, a therapy that has not changed in over 40 years. Myelodysplastic syndromes (MDS) are a heterogeneous group of myeloid neoplasms characterized by dysplastic features of erythroid/myeloid/megakaryocytic lineages, progressive bone marrow failure, a varying percentage of blast cells, and enhanced risk to evolve into acute myeloid leukemia. It is estimated that over 10,000 new cases of MDS are diagnosed each year and there are minimal treatment options; other estimates have put this number higher. In addition, the incidence of MDS is rising for unknown reasons.

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

Employees

As of December 31, 2019, we had two employees. Many of our activities are outsourced to consultants who provide services to us on a project basis. As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

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

As of December 31, 2019, we had an accumulated deficit of $567,332,000. We have not generated any significant revenue to date and are not profitable, and have incurred losses in each year since our inception. We do not expect to generate any product sales or royalty revenues for at least four years. We expect to incur significant additional operating losses for the foreseeable future as we expand research and development and clinical trial efforts.

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

●
the accuracy of the assumptions underlying our estimates for capital needs in 2020 and beyond;

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

Research and Development Investment

Our currently projected expenditures for 2020 include approximately $12 million to $15 million for research and development. The actual cost of our programs could differ significantly from our current projections if we change our planned development process. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

We currently have only two fulltime employees. The loss of the services of any of our employees could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants. In order to develop our business in accordance with our business strategy, we will have to hire additional qualified personnel, including in the areas of manufacturing, clinical trials management, regulatory affairs, finance, and business development. We will need to raise sufficient funds to hire the necessary employees and have commenced our search for additional key employees.

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

Epidemic or pandemic outbreaks such as COVID-19 (coronavirus), natural disasters, whether or not caused by climate change, unusual weather conditions, terrorist acts and political events, could disrupt business and result in halting our clinical trials and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks, terrorist attacks or disruptive political events in certain regions where our operations are located could adversely affect our business. Epidemic or pandemic outbreaks, such as COVID-19 (coronavirus) could impact our management and our ability to conduct clinical trials. This also may affect the market conditions that would limit our ability to raise additional capital. This could have a sustained material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain offices at 9350 Wilshire Blvd, Suite 203, Beverly Hills, CA 90212. We previously maintained offices at 310 N. Westlake Blvd., Suite 206, Westlake Village, CA 91362.

ITEM 3. LEGAL PROCEEDINGS

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

On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion, an individual (“Lion”), and by Daniel Vallera, an individual (“Vallera”). Lion and Vallera are referred to jointly as the “Plaintiffs”. The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. (either of them or jointly, the “Company”). The Plaintiffs allege breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. Lion alleges breach of a consulting agreement between Lion and the Company entered into on or about September 1, 2015. Vallera alleges breach of a consulting agreement between Vallera and the Company entered into in or around October, 2018. The Complaint seeks actual damages of $1,670,000, for the fair market value of the number of shares of GT Biopharma, Inc. that at the time of judgment represent 15,000,000 shares of such stock as of September 1, 2015, and that GT Biopharma, Inc. issue Lion the number of common shares of GT Biopharma, Inc. that at the time of judgment represent 15,000,000 such shares as of September 1, 2015.

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

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2018	First Quarter	5.06	1.60
	Second Quarter	2.52	1.25
	Third Quarter	2.75	1.42
	Fourth Quarter	2.16	0.62
Fiscal Year 2019	First Quarter	0.84	0.32
	Second Quarter	0.57	0.21
	Third Quarter	0.26	0.14
	Fourth Quarter	0.24	0.08

Our common stock is also quoted on several European based exchanges including Berlin (GTBP.BE), Frankfurt (GTBP.DE), the Euronext (GTBP.NX) and Paris, (GTBP.PA). The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of December 31, 2019, there were 23 stockholders of record, which total does not include stockholders who hold their shares in “street name.” The transfer agent for our common stock is ComputerShare, whose address is 8742 Lucent Blvd., Suite 225, Highland Ranch, CO 80129.

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

Recent Issuances of Unregistered Securities

In accordance with a consulting agreement dated November 25, 2019, the Company issued 2,000,000 shares of unregistered, Rule 144 restricted Common Stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE™), Tetra-specific Killer Engager (TetraKE™) and bi-specific ligand-directed single-chain fusion protein technology platforms. Our TriKE and TetraKE platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically-targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKEs and TetraKEs are made up of recombinant fusion proteins, can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization.

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $567,332,000 through December 31, 2019. On a consolidated basis, the Company had cash and cash equivalents of $28,000 at December 31, 2019. Because our lack of funds, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses. There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan. The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

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

Clinical Trial Agreement

In September 2019, we executed clinical trial agreement with the Regents of the University of Minnesota, to commence enrollment in its first-in-human GTB-3550 TriKE™ Phase I/II clinical trial for the treatment of certain types of leukemia. The clinical trial is being conducted at the University of Minnesota’s Masonic Cancer Center in Minneapolis, Minnesota under the direction of Dr. Erica Warlick. The open-label, dose-escalation Phase I portion of the trial will evaluate GTB-3550 TriKE™ in patients with CD33-expressing, high risk myelodysplastic syndromes, refractory/relapsed acute myeloid leukemia or advanced systemic mastocytosis, and will determine safety and tolerability as well as the pharmacologically active dose and maximum tolerated dose of GTB-3550 TriKE™.

Collaboration Agreement

On March 10, 2020 we entered into a collaboration agreement with Cytovance® Biologics, a USA-based contract development and manufacturing organization (CDMO) and a subsidiary of the Shenzhen Hepalink Pharmaceutical Group Co., Ltd. (“Hepalink”), to provide development services for a TriKE™ therapeutic for the treatment of coronavirus infection. Under the terms of the collaboration agreement, the companies will focus on preparing sufficient quantities of our coronavirus TriKE drug product for preclinical evaluation using Cytovance’s E. coli-based Keystone Expression System™ and subsequently, will scale-up production using Cytovance’s GMP microbial manufacturing platform for evaluation of TriKE in humans to treat coronavirus infection.

Financing

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

On September 7, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $2,050,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial price of $2 per share.

On September 24, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $800,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial price of $2 per share.

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

On December 19, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the one purchaser (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on December 19, 2019, Secured Convertible Notes in an aggregate principal amount of $200,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.20 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature on August 19, 2020. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after December 19, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement.

On January 30, 2020 GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the one purchaser (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on January 30, 2020, Secured Convertible Notes in an aggregate principal amount of $200,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.20 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature on September 30, 2020. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after January 30, 2020, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement.

Results of Operations

Research and Development Expenses

During the years ended December 31, 2019 and 2018, we incurred $1.7 million and $9.1 million of research and development expenses, respectively. 2018 research and development costs were high due primarily to the addition of new employees, increased regulatory and preclinical consultant costs to support the GTB-3550 IND, higher costs to advance the CNS portfolio and position the assets for licensing efforts, and higher preclinical and clinical expenses incurred at the University of Minnesota to continue development of our immune-oncology assets. 2018 expenses also include non-cash compensation of $6.8 million. We anticipate our direct clinical and preclinical costs to continue to increase throughout 2020, totaling approximately $12 to $15 million, as we have initiated the Phase 1 clinical trial of our most advanced TriKe product candidate, GTB-3550 in January 2020, and initiate IND-enabling activities for GTB-C3550, and GTB-1615 later in 2020.

Selling, general and administrative expenses

During the years ended December 31, 2019 and 2018, we incurred $9.7 million and $12.5 million of selling, general and administrative expenses, respectively. Additional selling, general, and administrative expenses in 2018 were due to increased spending on investor relations campaigns to broaden awareness of the Company, and increased legal costs primarily associated with regulatory and financing efforts. We anticipate selling, general and administrative expenses, excluding stock compensation, to range between $1 and $2 million in the coming quarters.

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

The Company received $200,000 at closing. The Company will also participate in the future commercial value of the Product by receiving $6,000,000 upon the achievement of certain sales objectives. In addition, the Company will receive a royalty equal to 1.5% of U.S. sales until such time as the last of the patents associated with the Product expires. The Company reflected a loss in the year ended December 31, 2019 totaling $20,463,000.

As a result of the loss reported on the sale of the Product, as well as the response received on inquiries related to the other two projects, the Company determined that the remaining value related to these remaining projects should be fully impaired. During the year ended December 31, 2019, the Company reported an impairment charge for these projects totaling $4,599,000.

Interest Expense

Interest expense was $2.1 million and $9.1 million for the years ended December 31, 2019 and 2018, respectively. The decrease is due to an decrease in non-cash amortization of debt issuance costs associated with convertible debentures and warrants issued in January 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $28,000. The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the year ended December 31, 2019, the Company raised $3.5 million through a series of issuances of convertible debentures.. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise an additional $15 million of capital in 2020.

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

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaled $1.7 million and $9.1 million for the years ended December 31, 2018 and 2017, respectively. Research and development costs for the year ended December 31, 2018 included non-cash compensation of $6.8 million.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2019.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal accounting officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2019. Based on that evaluation we have concluded that because a material weakness in the Company’s internal control over financial reporting existed as of December 31, 2019, that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K. The material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

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

As of December 31, 2019, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2019. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, 2) risks of executive override also due to lack of established policies, and small employee staff and 3) insufficient written policies and procedures for accounting and financial reporting for the requirements and application of GAAP and SEC Guidelines. Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2019. As the company’s operations increase, the company intends to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Such measures will include, but not be limited to hiring of additional employees in its finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities.

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

Name	Age	Position
Anthony J. Cataldo	68	Chief Executive Officer and Chairman of the Board
Steven Weldon	44	Chief Financial Officer, Principal Accounting Officer and Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2019 and 2018 of all persons who served as our principal executive officers and as our principal financial officer during the fiscal year ended December 31, 2019. No other executive officers received total annual compensation during the fiscal year ended December 31, 2019 in excess of $100,000. The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Anthony J. Cataldo (7)	2019	$225,000	$-	$1,281,000	$-	$-	$-	$75,000	$1,581,000
Chief Executive Officer	2018	$190,000	$-	$-	$-	$-	$-	$404,151	$594,151

Steven Weldon (6)	2019	$230,000	$-	$823,500	$-	$-	$-	$-	$1,053,500
Chief Financial Officer	2018	$230,000	$-	$-	$-	$-	$-	$-	$230,000

Raymond Urbanski, M.D., Ph.D. (4)	2019	$318,000	$-	$-	$-	$-	$-		$318,000
Former Chief Executive Officer	2018	$321,154	$-	$7,644,490	$-	$-	$-	$-	$7,965,644

Shawn Cross (5)	2018	$233,942	$20,000	$-	$-	$-	$-	$-	$253,942
Former Chief Executive Officer

Kathleen Clarence-Smith (8)	2018	$278,846	$-	$-	$-	$-	$-	$-	$278,846
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

Stock Option Grants

The following table sets forth information as of December 31, 2019, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) Option Expiration Date
Steven Weldon	-	-	-	$-
Anthony Cataldo	-	-	-	$-

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

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Dr. John Bonfiglio (1)	$15,325	$-	$-	$15,325
Dr. Peter Kiener (1)	$15,325	$-	$-	$15,325
Geoffrey Davis (1)	$15,325	$-	$-	$15,325

(1)
Dr. Bonfiglio, Dr. Kiener and Mr. Davis resigned from the Board on March 20, 2019

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2020, (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our named executive officers, (c) by each of our directors and (d) by all our current executive officers and directors as a group. As of March 24, 2020, there were 70,602,433 shares of our common stock issued and outstanding. Shares of common stock subject to stock options and preferred stock that are currently exercisable or exercisable within 60 days of March 24, 2019 are deemed to be outstanding for purposes of computing the percentage ownership of that person but are not treated as outstanding for computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Except as otherwise indicated, the address of each stockholder is c/o GT Biopharma, Inc. at 9350 Wilshire Blvd., Suite 203, Beverly Hills, CA 90212.

	Number of Shares of Common Stock Beneficially	Percent of Shares of Outstanding Common
Name and Address of Beneficial Owner	Owned	Stock
Security Ownership of Certain Beneficial Owners:
Kathleen Clarence-Smith, M.D., Ph.D. (4)	7,521,051	10.65%
Mark Silverman (4)	7,226,108	10.23%
Bristol Investment Fund, Ltd. (1)	6,989,641	9.99%
Adam Kasower (2)	3,645,620	5.16%
Alpha Capital Anstalt (3)	6,736,475	9.54%
Security Ownership of Management and Directors:
Anthony J. Cataldo (5)	10,734,320	15.20%
Steven Weldon (6)	6,769,707	9.59%

Executive officers and directors as a group — 2 people	17,504,027	24.79%

(1)
As reported on Schedule 13G/A filed with the SEC on January 16, 2020. Paul Kessler, manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the securities held by Bristol Investment Fund, Ltd. Mr. Kessler disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The address of Bristol Capital Advisors, LLC is 662 N. Sepulveda Blvd., Suite 300, Los Angeles, California 90049.

(2)
Includes 1,011,274 shares issuable upon conversion of principal on outstanding convertible debentures and 120,088 shares available through exercise of warrants

(3)
As reported on Schedule 13G filed with the SEC on February 4, 2020 The address of Alpha Capital Anstalt is Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein

(4)
Security interest in these shares has been granted to various holders of the Company’s senior convertible notes to secure the Company’s obligations under these notes in accordance with a Stock Pledge Agreement dated August 2, 2018.

(5)
Security interest in 3,234,320 shares has been granted to various holders of the Company’s senior convertible notes to secure the Company’s obligations under these notes in accordance with a Stock Pledge Agreement dated August 2, 2018.

(6)
Security interest in 2,269,707 shares has been granted to various holders of the Company’s senior convertible notes to secure the Company’s obligations under these notes in accordance with a Stock Pledge Agreement dated August 2, 2018.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans at December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	40	$877.50	-
Equity compensation plans not approved by security holders	-	$-	-
Total	40	$877.50	-

(1)
As of December 31, 2019, we had options issued and outstanding to purchase 40 shares of common stock under our 2014 Stock Incentive Plan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2019 and 2018. The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2019 and 2018 fiscal years.

	2019	2018
Audit Fees (1)	$70,500	$69,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$4,000	$4,000
All Other Fees	$-	$-
Total	$74,500	$73,000

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2019 and 2018 fiscal years.

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

GT Biopharma, Inc.

Dated: March 27, 2020	By:	/s/ Anthony Cataldo
Anthony Cataldo

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Postion	Date

/s/ Anthony J. Cataldo	Chief Executive Officer and Chairman of the Board	March 27, 2020
Anthony J. Cataldo

/s/ Steven Weldon	Chief Financial Officer	March 27, 2020
Steven Weldon	(Principal Accounting Officer) and Director

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019 AND 2018

Contents

Page
Report of Independent Registered Public Accounting Firm
Seligson & Giannattasio, LLP	F-1
Consolidated Financial Statements
Balance Sheets as of December 31, 2019 and 2018	F-2
Statements of Operations For Years Ended December 31, 2019 and 2018	F-3
Statement of Stockholders’ Equity For Years Ended December 31, 2019 and 2018	F-4
Statements of Cash Flows For Years Ended December 31, 2019 and 2018	F-5
Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GT Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GT Biopharma, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018 and the consolidated results of its operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2019 , in conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
March 27, 2020

GT Biopharma, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$28	$60
Prepaid expenses	246	30
Total Current Assets	274	90

Intangible assets	-	25,262
Operating lease right-to use asset	110	-
Deposits	12	12
Fixed assets, net	-	35
Total Other Assets	122	25,309
TOTAL ASSETS	$396	$25,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,940	$1,762
Accrued expenses	2,379	1,023
Accrued interest	2,029	432
Line of credit	31	31
Note Payable to Related Party	-	100
Deferred Rent	-	8
Operating lease liability	120
Convertible debentures	13,207	10,673
Total Current Liabilities	19,706	14,029

Total liabilities	19,706	14,029

Commitments and Contingencies
Stockholders’ (deficit) Equity:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1	1
Series J – 2,353,548 and 1,163,548 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2	1
Common stock - $0.001 par value; 750,000,000 shares authorized; and 69,784,699 and 50,650,478 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	70	51
Additional paid-in capital	548,118	540,171
Accumulated deficit	(567,332)	(528,685)
Noncontrolling interest	(169)	(169)
Total Stockholders’ (deficit) Equity	(19,310)	11,370
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$396	$25,399

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands except per share data)

	December 31
	2019	2018
Operating expenses:
Research and development	$1,667	$9,067
Selling, general and administrative expenses	9,790	12,487
Loss on impairment	4,599	228,515
Total operating expenses	16,056	250,069
Loss from operations	(16,056)	(250,069)
Other income (expense):
Loss on disposal of assets	(20,463)	-
Interest expense	(2,128)	(9,117)
Total other income (expense)	(22,591)	(9,117)
Loss before provision for income taxes	(38,647)	(259,186)
Provision for income tax	-	-
Net loss	$(38,647)	$(259,186)
Net loss per common share – basic and diluted	$(0.67)	$(5.16)
Weighted average common shares outstanding – basic and diluted	57,527	50,240

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2019 and 2018

	Preferred Shares		Common Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2018	1,260	$2	50,118	$50	$521,305	$(269,499)
Issuance of warrants					8,304
Issuance of common stock for convertible notes			162	0	325
Beneficial conversion feature on convertible notes					544
Issuance of common stock for compensation			370	1	9,693
Net loss						(259,186)
Balance at December 31, 2018	1,260	$2	50,650	$51	$540,171	$(528,685)
Issuance of preferred stock	1,190	1			1,139
Issuance of common stock for convertible notes			3,484	3	1,357
Beneficial conversion feature on convertible notes					158
Issuance of common stock for compensation			15,650	16	5,293
Net loss						(38,647)
Balance at December 31, 2019	2,450	$3	69,784	$70	$548,118	$(567,332)

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,647)	$(259,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	7
Loss on impairment of long-lived assets	4,599	228,515
Loss on the disposal of assets	20,494	-
Stock compensation expense for options and warrants issued to employees and non-employees	5,308	9,696
Amortization of debt discounts	505	8,663
Non-cash interest expense	1,140	441
Amortization of loan costs	-	1,076
Changes in operating assets and liabilities:
Prepaid Expenses	(216)	(30)
Other assets	-	(3)
Other liabilities	-	8
Accounts payable and accrued liabilities	3,154	136
Net cash used in operating activities	(3,659)	(10,677)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets		(36)
Disposal of fixed assets	200	-
Net cash used by investing activities	200	(36)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,527	15,145
Loan costs	-	(533)
Repayment of note payable	(100)	(4,415)
Net cash provided by financing activities	3,427	10,197
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32)	(516)
CASH AND CASH EQUIVALENTS - Beginning of period	60	576
CASH AND CASH EQUIVALENTS - End of period	$28	$60

Supplemental cash flow disclosures:
Issuance of common stock upon conversion of convertible notes	$1,360	$325
Issuance of common stock for interest expense	$21	$-

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

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE™), Tetra-specific Killer Engager (TetraKE™) and bi-specific ligand-directed single-chain fusion protein technology platforms. Our TriKE and TetraKE platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically-targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKEs and TetraKEs are made up of recombinant fusion proteins, can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization.

Basis of Consolidation

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

The financial statements of the Company have been prepared on a going- concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $567 million and cash of $28 thousand as of December 30, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Advertising and promotional fees

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. There were no advertising expenses for the years ended December 31, 2019 and 2018, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had no balances in excess of this limit at December 31, 2019.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the years ended December 31, 2019 and 2018, respectively.

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

During 2019, there were three  repricings related to the conversion price of the convertible debt and the exercise price of the warrants. The Company prepared the calculations of the change in value pursuant to ASU 2017-11, and determined there was no deemed dividend to include in the calculation of earnings per share.

The computation of basic and diluted net loss per share for the years ended December 31, 2019 and 2018 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31,
	2019	2018
Exercise of common stock warrants	9,065,265	1,813,053
Conversion of preferred stock into common stock	11,768,295	1,163,659
Conversion of convertible debentures into common stock	66,136,870	5,704,543
Exercise of common stock options	40	1,113
	86,970,470	8,682,368

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

Fair Value

The carrying amounts reported in the balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

●
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company’s Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 liabilities consist of liabilities arising from the issuance of convertible securities and in accordance with ASC 815-40: These liabilities are remeasured each reporting period if required by ASC 815-40. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity. There were no such liabilities at December 31, 2019 .

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement. The Company does not have any assets or liabilities measured using Level 3 inputs.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaled $1.7 million and $9.1 million for the years ended December 31, 2019 and 2018, respectively. Research and development costs for the year ended December 31, 2018 included non-cash compensation of $6.8 million.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, “Leases.” This ASU requires all lessees to be recognized on the balance sheet as right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The Company adopted the ASU as of January 1, 2019. The effect of the adoption of the ASU was to increase the other assets and liabilities by approximately $174,000.

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

For the year ended December 31, 2018 , the Company recorded an intangible asset impairment charge of $228.5 million related to the portfolio of CNS IPR&D assets within Operating Expenses, which represents the excess carrying value compared to fair value. The impairment charge was the result of both internal and external factors. In the 3rd quarter of 2018, the Company experienced changes in key senior management, led by the appointment of a new CEO with extensive experience in oncology drug development. These changes resulted in the prioritization of immuno-oncology development candidates relative to CNS development candidates. In conjunction with these strategic changes, limited internal resources delayed the development of the CNS IPR&D assets. The limited resources, changes in senior leadership, and favorable market conditions for immuno-oncology development candidates have resulted in the Company choosing to focus on development of its immuno-oncology portfolio. In light of this shift in market strategy, the Company performed a commercial assessment and a valuation of the CNS IPR&D assets, both to assess fair value and support potential future licensing efforts. The valuation indicated an excess carrying value over the fair value of these assets, resulting in the impairment charge noted above.

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

The Company received $200,000 at closing. The Company will also participate in the future commercial value of the Product by receiving $6,000,000 upon the achievement of certain sales objectives. In addition, the Company will receive a royalty equal to 1.5% of U.S. sales until such time as the last of the patents associated with the Product expires. The Company reflected a loss in the year ended December 31, 2019 totaling $20,463,000.

As a result of the loss reported on the sale of the Product, as well as the response received on inquiries related to the other two projects, the Company determined that the remaining value related to these remaining projects should be fully impaired. During the year ended December 31, 2019, the Company reported an impairment charge for these projects totaling $4,599,000.

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

On September 7, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $2,050,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial price of $2 per share.

On September 24, 2018, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement with the purchasers identified on the signature pages thereto (individually, a “Purchaser,” and collectively, the “Purchasers”) pursuant to which the Company has issued to the Purchasers one year 10% Senior Convertible Debentures in an aggregate principal amount of $800,000 (the “Debentures”), which Debentures shall be convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial price of $2 per share.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 14 days after February 4, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement. The Form S-3 was filed by the Company on February 14, 2019 and became effective on March 11, 2019.

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

On December 19, 2019, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the one purchaser (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on December 19, 2019, Secured Convertible Notes in an aggregate principal amount of $200,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.20 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature on August 19, 2020. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after December 19, 2019, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement.

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at December 31, 2019 .

5. Accrued Expenses

Accrued Expenses are comprised of the following:

	2019	2018
Rent	52,000	-
License Fee	50,000	-
Research & Development	1,675,000	585,000
Professional Fees	95,000	162,000
Consulting and Advisory Services	161,000	161,000
Board of Directors Service Costs	101,000	94,000
Payroll and Benefits	245,000	21,000
Accrued Expenses	2,379,000	1,023,000

6. Related Party Transactions

On December 21, 2018, Dr. Raymond Urbanski, Chief Executive Officer and Chairman of the Board, provided a short-term loan of $100,000 to meet immediate capital needs. The loan matured on January 20, 2019 and carries an interest rate of 5%. The loan was repaid in January, 2019.

7. Stockholders' Equity

Common Stock

For the year ended December 31, 2018, the Company issued 162,500 shares of common stock upon conversion of $325,000 of senior convertible notes.

For the year ended December 31, 2018, the Company issued a total of 245,000 shares of Rule 144 restricted common stock in full settlement of outstanding legal matters, and 125,000 shares of Rule 144 restricted common stock in connection with consulting services.

For the year ended December 31, 2019, the Company issued a total 3,484,222 shares of common stock upon conversion of $1,361,034 in principal and interest on senior convertible notes.

For the year ended December 31, 2019, the Company issued CEO Anthony Cataldo a total of 7,000,000 and the Company’s CFO Steven Weldon a total of 4,500,000 shares of Rule 144 restricted common stock as compensation, and 4,150,000 shares of Rule 144 restricted common stock in connection with consulting services.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 111 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through December 31, 2019 .

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

To remedy the situation, on April 4, 2019, the Company filed a certificate of designation with the Office of the Secretary State for the State of Delaware designating a series of preferred stock as Series J-1 Preferred Stock.  On April 19, 2019, the Company issued 2,353,548 of those shares.  The issuance was in lieu of the preferred stock that should have been issued on September 1, 2017, and in settlement for not receiving preferred stock until 20 months after the debt for which the stock was issued was cancelled. The Company reflected an expense in general and administrative costs in the year ended December 31, 2019 totaling $1,140,000.

The Shares are convertible into shares of common stock of the Registrant at the rate of $0.60 per share.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuance of the Shares did not involve any public offering.

Common Stock Warrants

Warrant transactions for the years ended December 31, 2019 and 2018 are as follows:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding, December 31, 2018	-	-
Granted	1,813,053	0.20
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2019	1,813,053	-
Granted	-	-
Exercised	-
Expired	-
Outstanding, December 31, 2019	1,813,053	0.20

Exercisable Warrants:
December 31, 2019	1,813,053	0.20
December 31, 2018	1,813,053	0.20

Stock Options

The Company reserved 1,333 shares of its common stock at December 31, 2014 for issuance under the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan, approval by stockholders in May 2015, permits the Company to grant stock options to acquire shares of the Company's common stock, award stock bonuses of the Company's common stock, and grant stock appreciation rights. At December 31, 2019 , 87 shares of common stock were available for grant and options to purchase 40 shares of common stock are outstanding under the 2014 Plan.

The following table summarizes stock option transactions for the years ended December 31, 2019 and 2018:

	Number of Options	Weighted-Average Exercise Price
Outstanding, December 31, 2017	1,246	1,320.00
Granted	-	-
Exercised	-	-
Expired	(133)	1,020.00
Outstanding, December 31, 2018	1,113	1,320.00
Granted	-	-
Exercised	-	-
Expired	(1,073)	1,500.00
Outstanding, December 31, 2019	40	877.50

Exercisable Options:
December 31, 2019	40	877.50
December 31, 2018	1,113	1,320.00

The following table summarizes information about all outstanding and exercisable stock options at December 31, 2019 :

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$750.00 to$2,225.00	40	0.89	$877.50	40	$877.50

8. Income Taxes

Deferred Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Federal net operating loss carryforward	36,803,000	25,306,000
Intellectual property	58,504,000	61,787,000
Accrued expense	1,262,000	129,000
Patent amortization	4,000	5,000
Deferred tax asseets before valuation	96,573,000	87,227,000
Valuation allowance	(96,573,000)	(87,227,000)
Net deferred income tax assets	-	-

Generally accepted accounting principles requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. The valuation allowance increased by approximately $9,346,000 during the year ended December 31, 2019 .

Tax Carryforward

At December 31, 2019 , the Company had net operating loss carryforwards of approximately $122,676,000 to reduce United States federal taxable income in future years. These carryforwards expire from 2020 through 2039.

The Company is no longer subject to U.S. and state tax examinations for years ending before the fiscal year ended December 31, 2015. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2019 and 2018.

9.  Commitments and Contingencies

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

The following table summarizes the Company’s future minimum lease commitments as of December 31, 2019 (in thousands):

Year ending December 31:
2020	71,000
2021	61,000
Total minimum lease payments	132,000

Rent expense for the years ended December 31, 2019 and 2018 was $69,000 and $9,000, respectively.

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

10. Subsequent Events

Financing

On January 30, 2020 GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the one purchaser (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on January 30, 2020, Secured Convertible Notes in an aggregate principal amount of $200,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.20 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature on September 30, 2020. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after January 30, 2020, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement.

On March 24, 2020 GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the one purchaser (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on January 30, 2020, Secured Convertible Notes in an aggregate principal amount of $200,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.20 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature on September 30, 2020. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after March 24, 2020, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement.

Common Stock

In the first quarter of 2020, the Company issued 814,733 shares of common stock upon conversion of $162,947 in principal and interest on senior convertible notes.