Form 10-Q
period 2020-03-31
GT Biopharma, Inc.
filed 2020-05-15
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐·No ☑

At May 12, 2020, the issuer had outstanding the indicated number of shares of common stock:  70,699,433.

GT Biopharma, Inc. and Subsidiaries
FORM 10-Q
For the Quarter Ended March 31, 2020

GT Biopharma, Inc. and Subsidiaries
as of March 31,2020 and December 31, 2019
Consolidated Balance Sheets
(in Thousands, Except Par Value and Share Data)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$5	$28
Prepaid expenses	183	246
Total Current Assets	188	274

Deposits	12	12
Operating lease right-to-use asset	95	110
Total Other Assets	107	122
TOTAL ASSETS	$295	$396
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,370	$1,940
Accrued expenses	2,736	2,379
Accrued interest	2,651	2,029
Operating lease liability	105	120
Line of credit	31	31
Convertible debentures	13,257	13,207
Total Current Liabilities	21,150	19,706

Total liabilities	21,150	19,706

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Series J – 2,353,548 and 2,353,548 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Common stock - $0.001 par value; 750,000,000 shares authorized; and 70,599,433 and 69,784,699 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	71	70
Additional paid-in capital	548,280	548,118
Accumulated deficit	(569,040)	(567,332)
Noncontrolling interest	(169)	(169)
Total Stockholders’ Deficit	(20,855)	(19,310)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$295	$396

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
March 31, 2020 and 2019
Statements of Operations
(in Thousands, Except Par Value and Share Data)

	March 31,
	2020	2019
Revenue:	(unaudited)	(unaudited)
License revenues	$-	$-
TOTAL REVENUE	-	-
Cost of License Revenue	-	-
Gross profit	-	-
Operating Expenses:
Research and development	324	834
Selling, general and administrative	746	3,222
Total operating expenses	1,070	4,056
Loss from Operations	(1,070)	(4,056)
Other income (expense)
Interest expense/income	(638)	(454)
Total Other Income (Expense)	(638)	(454)
Loss before minority interest and provision for income taxes	(1,708)	(4,510)
Less: Loss attributable to the noncontrolling interests	-	-
Loss before provision for income taxes	(1,708)	(4,510)
Provision for income taxes	-	-
Net loss	(1,708)	(4,510)
Loss per share
Basic	$(0.02)	$(0.09)
Diluted	$(0.02)	$(0.09)

Weighted Average Shares Outstanding –
Basic	70,077,026	51,092,886
Diluted	70,077,026	51,092,886

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019
(in Thousands)

	2020	2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,708)	$(4,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1
Stock compensation expense for options and warrants issued to employees and non-employees	-	2,565
Amortization of debt discounts	-	163
Changes in operating assets and liabilities:
Other assets	63	3
Accounts payable and accrued liabilities	1,422	817
Net cash used in operating activities	(223)	(961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	200	1,052
Loan costs	-	-
Repayment of note payable	-	(100)
Net cash provided by financing activities	200	952
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23)	(9)
CASH AND CASH EQUIVALENTS - Beginning of period	28	60
CASH AND CASH EQUIVALENTS - End of period	$5	$51

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$150	$430
Issuance of common stock upon conversion of accrued interest	$12	$4

The accompanying condensed notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $569 million and cash of $5 thousand as of March 31, 2020 The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
MARCH 31, 2020

(UNAUDITED)

Basis of Consolidation and Comprehensive Income

The accompanying consolidated financial statements include the accounts of GT Biopharma, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company's financial statements are prepared using the accrual method of accounting.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had no balances in excess of this limit at March 31, 2020.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the quarters ended March 31, 2020 and 2019, respectively

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
MARCH 31, 2020

(UNAUDITED)

Impairment of Long-Lived Assets

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 87,120,470 and 22,731,781 as of March 31, 2020 and 2019, respectively.

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
MARCH 31, 2020

(UNAUDITED)

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

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s Level 2 liabilities consist of liabilities arising from the issuance of convertible securities and in accordance with ASC 815-40: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured each reporting period. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity. There were not such liabilities at March 31, 2020.

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement. There were no such assets or liabilities as of March 31, 2020.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaling $.3 million and $.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. As of March 31, 2020, the Company has not generated any licensing revenue.

2.
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
MARCH 31, 2020

(UNAUDITED)

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
MARCH 31, 2020

(UNAUDITED)

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
MARCH 31, 2020

(UNAUDITED)

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
MARCH 31, 2020

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

Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all Advances under the Line of Credit will bear interest at the rate of interest of prime plus 2 percent per annum. There is $31,000 due on this credit line at March 31, 2020.

3.
Stockholders' Equity

Common Stock

In the first quarter of 2020, the Company issued 814,734 shares of common stock upon conversion of $162,943 in principal and interest on senior convertible notes.

Preferred Stock

The 96,230 shares of Series C preferred stock are convertible into 111 shares of the Company's common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than .20 or more than .2889 common shares for each Series C preferred share. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C preferred stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company's common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C preferred stock is entitled to the number of votes equal to .26 divided by the average closing bid price of the Company's common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C preferred stock were purchased. In the event of liquidation, the holders of the Series C preferred stock shall participate on an equal basis with the holders of the common stock (as if the Series C preferred stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C preferred stock are entitled to noncumulative dividends if and when declared by the Company's board of directors. No dividends to Series C preferred stockholders were issued or unpaid through March 31, 2020.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

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

The Shares are convertible into shares of common stock of the Registrant at the rate of $0.20 per share.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuance of the Shares did not involve any public offering.

4.
Stock Options and Warrants

Stock Options

The following table summarizes stock option transactions for the quarter ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2019	40	$877.50
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2020	40	$877.50
Exercisable, March 31, 2020	40	$877.50

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

Common Stock Warrants

Warrant transactions for the quarter ended March 31, 2020 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019:	1,813,053	$0.20
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2020	1,813,053	$0.20
Exercisable at March 31, 2020	1,813,053	$0.20

5.
Commitments and Contingencies

Leases

On October 1, 2018, the Company entered into a three-year lease agreement for its office in Westlake Village, CA. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. The Company recognizes rent expense under such arrangements on a straight-line basis over the effective term of each lease.

The following table summarizes the Company’s future minimum lease commitments as of March 31, 2020:

Year ending December 31:
2020	53,000
2021	61,000
Total minimum lease payments	$114,000

Rent expense for the quarters ended March 31, 2020 and 2019 was $17,200 and $17,000, respectively.

6.
Subsequent Events

Convertible Notes

Between April 20 and May 7, 2020, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on January 30, 2020, Secured Convertible Notes in an aggregate principal amount of $2,067,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.20 per share (the “Conversion Price”).

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

The Notes accrue interest at the rate of 10% per annum and mature between October 20 and November 7, 2020. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after April 20, 2020, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement.

Common Stock

In April 2020, the Company issued 250,000 shares of common stock upon conversion of $50,000 in principal on convertible notes.

On May 1, 2020, the Company issued 1,086,429 shares of restricted common stock for consulting services.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2019.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

Recent Developments

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Research and Development Expenses

During the three months ended March 31, 2020 and 2019, we incurred $324,000 and $834,000 research and development expenses. Research and development costs decreased due primarily to the reductions employees, consultants and preclinical expenses. We anticipate our direct clinical costs to increase in second half of 2020 upon the continuation of a phase one clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the three months ended March 31, 2020 and 2019, we incurred $746,000 and $3,222,000 of selling, general and administrative expenses.  The decrease in selling, general and administrative expenses is primarily attributable the reduction of salaries.

Interest Expense

Interest expense was $638,000 and $454,000 for the three months ended March 31, 2020 and 2019 respectively.  The increase is primarily due to the accrual of interest on outstanding convertible notes.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the three months ended March 31, 2020, the Company raised $200,000 through an issuance of a convertible debenture in January 2020. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise an additional $15 million of capital in 2020.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $569 million and cash of $5 thousand as of March 31, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2019.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

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

As of March 31, 2020, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of March 31, 2020.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, 2) risks of executive override also due to lack of established policies, and small employee staff and 3) insufficient written policies and procedures for accounting and financial reporting for the requirements and application of GAAP and SEC Guidelines. Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of March 31, 2020. As the company’s operations increase, the company intends to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Such measures will include, but not be limited to hiring of additional employees in its finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities.

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

Item 1A.  Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

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

Between April 20 and May 7, 2020, GT Biopharma, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight purchasers (individually, a “Purchaser,” and collectively, the “Purchasers”), pursuant to which the Company issued to the Purchasers, on January 30, 2020, Secured Convertible Notes in an aggregate principal amount of $2,067,000 (the “Notes”), which Notes shall be convertible at any time after issuance into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.20 per share (the “Conversion Price”).

The Notes accrue interest at the rate of 10% per annum and mature between October 20 and November 7, 2020. Interest on the Notes is payable in cash or, at a Purchaser’s option, in shares of Common Stock at the Conversion Price. Upon the occurrence of an event of default, interest accrues at 18% per annum. The Notes contain customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Conversion Price is subject to adjustment due to certain events, including stock dividends and stock splits, and is subject to reduction in certain circumstances if the Company issues Common Stock or Common Stock equivalents at an effective price per share that is lower than the Conversion Price then in effect. The Company may only prepay the Notes with the prior written consent of the respective Purchasers thereof.

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

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to file, within 30 days after April 20, 2020, one or more registration statements on Form S-3 (or, if Form S-3 is not then available to the Company, such form of registration that is then available to effect a registration for resale of the subject securities) covering the resale of all Conversion Shares, subject to certain penalties set forth in the Registration Rights Agreement.

Item 3.  Defaults Upon Senior Securities.

As of March 31, 2020, convertible notes totaling approximately $13,257,000 are in default.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

Exhibit	Description	Herewith	Form	SEC File No.	Filing Date

3.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective as of July 19, 2017.		8-K	000-08092	03/15/18

10.1	Securities Purchase Agreement by and among the Company and the Buyers, dated January 30, 2020.	X

10.2	Form of Registration Rights Agreement by and among the Company and the Buyers, dated January 30, 2020.	X

10.3	Form of Note, dated January 30, 2020.	X

10.4	Securities Purchase Agreement by and among the Company and the Buyers, dated April/May, 2020.	X

10.5	Form of Registration Rights Agreement by and among the Company and the Buyers, dated April/May, 2020.	X

10.6	Form of Note, dated April/May, 2020.	X

10.7	Clinical Trial Agreement with University of Minnesota	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

GT Biopharma, Inc.

Dated: May 15, 2020	By:	/s/ Anthony Cataldo
Anthony Cataldo
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony Cataldo	Chief Executive Officer and Chairman of the Board	May 15, 2020
Anthony Cataldo

/s/ Steven Weldon	Chief Financial Officer (Principal Financial Officer), and Director	May 15, 2020
Steven Weldon