Form 10-Q
period 2020-06-30
GT Biopharma, Inc.
filed 2020-08-14
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the quarterly period ended June 30, 2020.

☐
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____.

Commission File Number 0000-08092

GT BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. employer identification number)
9350 Wilshire Blvd. Suite 203 Beverly Hills, CA 90212 (Address of principal executive offices and zip code) (800) 304-9888 (Registrant’s telephone number, including area code)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of August 11, 2020, the issuer had 76,560,862 shares of common stock outstanding.

GT Biopharma, Inc. and Subsidiaries
FORM 10-Q
For the Quarter Ended June 30, 2020

GT Biopharma, Inc. and Subsidiaries
as of June 30, 2020 and December 31, 2019
Consolidated Balance Sheets
(in Thousands, Except Par Value and Share Data)

	June 30, 2020	December 31, 2020
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$851	$28
Prepaid expenses	120	246
Total Current Assets	971	274

Intangible assets	0	0
Deposits	12	12
Operating lease right-to-use asset	80	110
Fixed assets, net	-	0
Total Other Assets	92	122
TOTAL ASSETS	$1,063	$396
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,001	$1,940
Accrued expenses	1,313	2,379
Accrued interest	3,283	2,029
Operating lease liability	90	120
Line of credit	31	31
Convertible notes	21,844	13,207
Total Current Liabilities	28,562	19,706

Stockholders’ Deficit:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Series J-1 – 2,353,548 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	24	24
Common stock - $0.001 par value; 750,000,000 shares authorized; and 75,435,862 and 69,784,699 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	75	70
Additional paid-in capital	550,389	548,096
Accumulated deficit	(577,819)	(567,332)
Noncontrolling interest	(169)	(169)
Total Stockholders’ Deficit	(27,499)	(19,310)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,063	$396

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	12	154	336	988
Selling, general and administrative expenses	1,546	2,125	2,292	5,347
Total operating expenses	1,558	2,279	2,628	6,335
Loss from operations	(1,558)	(2,279)	(2,628)	(6,335)
Other income (expense):
Loss on disposal of assets	-	(31)	-	(31)
Settlement expense	(2,563)	-	(2,563)	-
Interest expense	(4,658)	(479)	(5,296)	(933)
Total other income (expense)	(7,221)	(510)	(7,859)	(964)
Loss before provision for income taxes	(8,779)	(2,789)	(10,487)	(7,299)
Provision for income tax	-	-	-	-
Net loss	(8,779)	(2,789)	(10,487)	(7,299)
Net loss per common share – basic and diluted	$(.12)	$(.05)	$(.15)	$(0.14)
Weighted average common shares outstanding – basic and diluted	71,899,937	51,918,252	70,978,579	51,507,849

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at January 1, 2020	2,450	$25	69,785	$70	$548,096	$(567,332)
Issuance of common stock for convertible notes			1,065	1	212
Beneficial conversion feature of convertible notes			3,500	3	26
Issuance of common stock for settlement of litigation			1,086	1	1,909
Issuance of common stock for compensation					146
Net loss						(10,487)
Balance at June 30, 2020	2,450	$25	75,436	$75	$550,389	$(577,819)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at January 1, 2019	1,260	$13	50,650	$51	$540,160	$(528,685)
Issuance of preferred stock	1,190	12			1,128
Issuance of common stock for convertible notes			1,994	2	1,040
Beneficial conversion feature of convertible notes					158
Issuance of common stock for compensation					2,565
Net loss						(7,299)
Balance at June 30, 2019	2,450	$25	52,644	$53	$545,051	$(535,984)

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019
(in Thousands)

	2020	2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,487)	$(7,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	10
Stock compensation expense for options and warrants issued to employees and non-employees	147	3,705
Amortization of debt discounts	1	331
Non-cash interest expense	3,955	1,140
Loss on disposal of assets	-	31
Settlement expense	2,363	-
Changes in operating assets and liabilities:
Other assets	126	8
Accounts payable and accrued liabilities	261	26
Net cash used in operating activities	(3,634)	(2,048)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	-
Net cash used by investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,457	2,352
Loan costs	-	-
Repayment of note payable	-	(100)
Net cash provided by financing activities	4,457	2,252
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	823	204
CASH AND CASH EQUIVALENTS - Beginning of period	28	60
CASH AND CASH EQUIVALENTS - End of period	$851	$264

Supplemental disclosures:
Interest paid	$69	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$200	$1,035
Issuance of common stock upon conversion of accrued interest	$12	$10

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

The Company is a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE™), Tetra-specific Killer Engager (TetraKE™) and bi-specific ligand-directed single-chain fusion protein technology platforms. The Company’s TriKE and TetraKE platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, the Company’s moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically-targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKEs and TetraKEs are made up of recombinant fusion proteins, can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization.

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

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $578 million and cash of $851 thousand as of June 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
JUNE 30, 2020

(UNAUDITED)

Basis of Consolidation and Comprehensive Income

The accompanying consolidated financial statements include the accounts of GT Biopharma, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company’s financial statements are prepared using the accrual method of accounting.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company’s cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had a balance of approximately $600,000 in excess of this limit at June 30, 2020.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the six months ended June 30, 2020 and 2019, respectively.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding, convertible notes and debentures (including shares issuable upon conversion of accrued interest or other default amounts with respect to such convertible notes or debentures), stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 127,946,216 and 39,416,352 as of June 30, 2020 and 2019, respectively.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

Capitalized cost for pending patents are amortized on a straight-line basis over the remaining twenty year legal life of each patent after the costs have been incurred. Once each patent is issued, capitalized costs are amortized on a straight-line basis over the shorter of the patent’s remaining statutory life, estimated economic life or ten years.

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

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were not such liabilities at June 30, 2020.

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement. There were no such assets or liabilities as of June 30, 2020.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaled $0.3 million and $1 million for the six months ended June 30, 2020 and 2019, respectively.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. As of June 30, 2020, the Company has not generated any licensing revenue.

2.
Debt

Convertible Notes/Debentures

As of June 30, 2020, the Company had approximately $21.8 million aggregate principal amount of convertible notes and debentures (collectively, the “Convertible Notes”) outstanding that were issued pursuant to securities purchase agreements (or, in the case of the Settlement Notes (as defined herein), the Settlement Agreement (as defined herein)) entered into with numerous investors. The Company issued an additional approximately $3.2 million aggregate principal amount of Convertible Notes on July 7, 2020. See Note 6, Subsequent Events under the caption “Convertible Notes.”

The Convertible Notes are convertible at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion price, subject to certain beneficial ownership limitations (which vary between maximum ownership of between 4.99% and 9.99%). The conversion price of the Convertible Notes is also generally subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. The conversion price for each of the Company’s outstanding Convertible Notes is currently $0.20 per share. In addition, approximately $5.2 million aggregate principal amount of the Company’s Convertible Notes will be subject to mandatory conversion in connection with the completion of a future financing in the amount of at least $15 million, subject to the beneficial ownership limitations described above.

The Convertible Notes generally have terms of six months to one year and mature between August 2, 2019 and January 7, 2021, unless earlier converted or repurchased. The Convertible Notes each accrue interest at a rate of 10% per annum, subject to increase to 18% per annum upon and during the occurrence of an event of default with respect to certain of the Convertible Notes. Interest is payable in cash or, with respect to certain of the Convertible Notes, and at the holder’s option, in shares of common stock based on the conversion price then in effect.

Pursuant to the terms of the Settlement Notes, the Company is required to make an offer to repurchase, at the holder’s option, the Settlement Notes at price in cash equal to 100% of the aggregate principal amount of the Settlement Note plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase following the consummation by the Company of a financing transaction, or a series of transactions, resulting in aggregate gross proceeds to the Company in excess of $7.5 million. Generally, the Company otherwise does not have the right to prepay any of the Convertible Notes without the prior written consent of the holders of such securities.

The Convertible Notes contain a number of affirmative and negative covenants and customary events of default. As of June 30, 2020, approximately $13.2 aggregate principal amount of our Convertible Notes were in default. See “Forbearance Agreements” below.

The securities purchase agreements and Settlement Agreement, as applicable, also generally contain certain ongoing covenants of the Company, including rights of participation in certain future financing transactions, limitations on future variable rate transactions and “at-the-market” offerings and “most favored nation” provisions giving holders of certain of the Convertible Notes the benefit of any terms or conditions under which the Company agrees to issue or sell any common stock or common stock equivalents that are more favorable to an investor than the terms and conditions granted to such holder under the applicable securities purchase agreement and the transactions contemplated thereby.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

The Convertible Notes are senior obligations of the Company. In addition, approximately $8.9 million aggregate principal amount of the Convertible Notes are secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries. Convertible Notes are also secured by individual pledges by certain of our current and former officers and directors of our common stock owned by such officer and directors.

For additional information about the Convertible Notes, see Note 4, Debt to the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019.

Forbearance Agreements

Effective as of June 23, 2020, the Company entered into Standstill and Forbearance Agreements (collectively, the “Forbearance Agreements”) with the holders of $13.2 million aggregate principal amount of the Convertible Notes (the “Default Notes”), which are currently in default. Pursuant to the Forbearance Agreements, the holders of the Default Notes have agreed to forbear from exercising their rights and remedies under the Default Notes (including declaring such Default Notes (together with any default amounts and accrued and unpaid interest) immediately due and payable) until the earlier of (i) the date that the Company completes a future financing in the amount of $15 million and, in connection therewith, commences listing on NASDAQ (collectively, the “New Financing”) or (ii) October 1, 2020 (the “Termination Date”). As a result of the ongoing default, the Default Notes are currently accruing interest at the default rate of 18% per annum and have accrued additional default amounts of approximately $3.9 million in the aggregate as of June 30, 2020.

The obligations of the holders to forbear from exercising their rights and remedies under the Default Notes pursuant to the Forbearance Agreements will terminate on the earliest of (i) the Termination Date, (ii) the date of any bankruptcy filing by the Company or its subsidiaries, (iii) the date on which the Company defaults on any of the terms and conditions of the Forbearance Agreements or (iv) the date the Forbearance Agreements are otherwise terminated or expire.

The Forbearance Agreements contain various customary and other representations, warranties and covenants of the Company and the holders of the Default Notes, including an agreement that the Default Notes (together with default amounts and accrued and unpaid interest) will be converted into common stock upon the closing of a New Financing at a conversion price equal to the lesser of (i) the conversion price in effect for the Default Notes on the date of such New Financing or (ii) 75% of the lowest per share price at which common stock is or may be issued in connection with such New Financing, in each case, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). Shares of the Company’s preferred stock, which are convertible into the Company’s common stock, will be issued in lieu of common stock to the extent that conversion of the Default Notes is prohibited by such beneficial ownership limitations.

Settlement Notes

On June 19, 2020, the Company entered into a settlement agreement (the “Settlement Agreement”) with Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP (collectively, the “Empery Funds”), Anthony Cataldo and Paul Kessler resolving all remaining disputes between the parties pertaining to certain Convertible Notes and warrants to purchase common stock of the Company (collectively, the “Original Securities”) issued by the Company to the Empery Funds in January 2018 pursuant to a securities purchase agreement. In connection with the Settlement Agreement, the Company issued Convertible Notes in an aggregate principal amount of $450,000 (the “Settlement Notes”) to the Empery Funds on June 19, 2020. The Settlement Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $0.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%).

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

The Settlement Notes mature on December 19, 2020, unless earlier converted or repurchased. The terms of the Settlement Notes are generally the same as the Company’s other Convertible Notes, except that the Company is required to make an offer to repurchase, at the option of each holder, the Settlement Notes at price in cash equal to 100% of the aggregate principal amount of the Settlement Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase following the consummation by the Company of a financing transaction, or a series of transactions, resulting in aggregate gross proceeds to the Company in excess of $7.5 million.

Fiscal 2019 and Fiscal 2020 Convertible Notes Transactions

On February 4, 2019, the Company entered into a securities purchase agreement with certain purchasers pursuant to which it issued secured Convertible Notes in an aggregate principal amount of $1,352,224, consisting of gross proceeds of $1,052,224 and settlement of existing debt of $300,000, which Convertible Notes were convertible into common stock at an initial conversion price of $0.60 per share.

On May 22, 2019, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company issued Convertible Notes in an aggregate principal amount of $1,300,000, which Convertible Notes were convertible into the Company’s common stock at an initial conversion price of $0.35 per share.

Between July 31 and August 28, 2019, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company issued Convertible Notes in an aggregate principal amount of $975,000, which Convertible Notes are convertible into the Company’s common stock at an initial conversion price of $0.20 per share.

On December 19, 2019, the Company entered into a securities purchase agreement with one purchaser pursuant to which the Company issued Convertible Notes in an aggregate principal amount of $200,000, which Convertible Notes are convertible into the Company’s common stock at an initial conversion price of $0.20 per share.

On January 30, 2020, the Company entered into a securities purchase agreement with one purchaser pursuant to which the Company issued Convertible Notes in an aggregate principal amount of $200,000, which Convertible Notes are convertible into the Company’s common stock at an initial conversion price of $0.20 per share.

Between April 20 and May 7, 2020, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company issued Convertible Notes in an aggregate principal amount of $2,017,000, which Convertible Notes are convertible into the Company’s common stock at an initial conversion price of $0.20 per share.

On June 19, 2020, the Company entered into the Settlement Agreement pursuant to which the Company issued the Settlement Notes in an aggregate principal amount of $450,000, which Settlement Notes are convertible into the Company’s common stock at an initial conversion price of $0.20 per share.

On July 7, 2020, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company issued Convertible Notes in an aggregate principal amount of $3,190,000, which Convertible Notes are convertible into the Company’s common stock at an initial conversion price of $0.20 per share.

Gemini Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all advances under the line of credit will bear interest at the rate of interest of prime plus 2% per annum. There is $31,000 due on this credit line at June 30, 2020.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

3.
Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 750,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2020, 75,435,862 shares of common stock were issued and outstanding.

During the six months ended June 30, 2020, the Company issued 1,064,734 shares of common stock upon conversion of $212,947 in principal and interest on Convertible Notes.

On May 1, 2020, the Company issued 1,086,429 shares of common stock for consulting services.

On June 19, 2020, the Company issued 3,500,000 shares of common stock pursuant to the Settlement Agreement.

Preferred Stock

The 96,230 shares of Series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”), are convertible into 111 shares of the Company’s common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than 0.20 or more than 0.2889 common shares for each share of Series C Preferred Stock. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C Preferred Stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company’s common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C Preferred Stock is entitled to the number of votes equal to 0.26 divided by the average closing bid price of the Company’s common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. In the event of liquidation, the holders of the Series C Preferred Stock shall participate on an equal basis with the holders of the common stock (as if the Series C Preferred Stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C Preferred Stock are entitled to noncumulative dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through June 30, 2020.

On September 1, 2017, the Company designated 2,000,000 shares of Series J preferred stock (the “Series J Preferred Stock”). On the same day, the Board issued 1,513,548 shares of Series J Preferred Stock in exchange for the cancellation of certain indebtedness.  In the first quarter of 2019, it was discovered that a certificate of designation with respect to the Series J Preferred Stock had never been filed with the Office of the Secretary of State for the State of Delaware.  Legal research determined that despite the fact the Company had issued shares of Series J Preferred Stock, those shares had, in fact, never existed.

To remedy the situation, on April 4, 2019, the Company filed a certificate of designation with the Office of the Secretary State for the State of Delaware designating a series of preferred stock as the Series J-1 preferred stock, par value $0.01 per share (the “Series J-1 Preferred Stock”).  On April 19, 2019, the Company issued 2,353,548 shares of Series J-1 Preferred Stock.  The issuance was in lieu of the Series J Preferred Stock that should have been issued on September 1, 2017, and in settlement for not receiving preferred stock until 20 months after the debt for which the stock was issued was cancelled. The Company reflected an expense in general and administrative costs in the quarter ended June 30, 2019 totaling $1,140,000.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

Shares of the Series J-1 Preferred Stock are convertible at any time, at the option of the holders, into shares of the Company’s common stock at an effective conversion price of $0.20 per share, subject to adjustment for, among other things, stock dividends, stock splits, combinations, reclassifications of our capital stock and mergers or consolidations, and subject to a beneficial ownership limitation which prohibits conversion if such conversion would result in the holder (together with its affiliates) being the beneficial owner of in excess of 9.99% of the Company’s common stock. Shares of the Series J-1 Preferred Stock have the same voting rights a shares of the Company’s common stock, with the holders of the Series J-1 Preferred Stock entitled to vote on an as-converted-to-common stock basis, subject to the beneficial ownership limitation described above, together with the holders of the Company’s common stock on all matters presented to the Company’s stockholders. The Series J-1 Preferred Stock are not entitled to any dividends (unless specifically declared by the Board), but will participate on an as-converted-to-common-stock basis in any dividends to the holders of the Company’s common stock. In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series J-1 Preferred Stock will be on parity with the holders of the Company’s common stock and will participate, on a on an as-converted-to-common stock basis, in any distribution to holders of the Company’s common stock.

4.
Stock Options and Warrants

Stock Options

The following table summarizes stock option transactions for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2019	40	$877.50
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2020	40	$877.50
Exercisable, June 30, 2020	40	$877.50

Common Stock Warrants

Warrant transactions for the six months ended June 30, 2020 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019:	1,813,053	$0.20
Granted	5,500,000	$0.20
Forfeited/canceled	480,352	$0.20
Exercised	-	-
Outstanding at June 30, 2020	6,832,701	$0.20
Exercisable at June 30, 2020	6,832,701	$0.20

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

Settlement Warrants

Pursuant to the Settlement Agreement, the Company issued pre-funded warrants to purchase up to an aggregate of 5,500,000 shares of common stock (the “Settlement Warrants”) at an exercise price of $0.20 per share, subject to adjustment in certain circumstances. The Settlement Warrants expire on June 19, 2025. The aggregate exercise price of the Settlement Warrants was deemed to be pre-funded to the Company in conjunction with exchange of previously issued warrants to purchase 480,352 shares of common stock pursuant to the Settlement Agreement. Exercise of the Settlement Warrant is subject to certain additional terms and conditions, including certain beneficial ownership limitations.

Forbearance Agreements

Pursuant to the Forbearance Agreements, (i) the exercise price of all warrants to purchase common stock held by holders of the Default Notes will be reduced to equal the conversion price of the Default Notes and (ii) the number of shares of common stock underlying such warrants shall be increased so that the total exercise price of all such warrants after the decrease in the exercise price equals the total exercise price of all such warrants prior to the decrease in the exercise price. Further, the expiration date of all such warrants shall be extended for three years following the closing date of any New Financing.

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

The following table summarizes the Company’s future minimum lease commitments as of June 30, 2020:

Year ending December 31:
2020	36,000
2021	61,000
Total minimum lease payments	$97,000

Rent expense for the six months ended June 30, 2020 and 2019 was $35,000 and $35,000, respectively.

6.
Subsequent Events

Convertible Notes

 On July 7, 2020, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company issued Convertible Notes in an aggregate principal amount of $3,190,000 (the “July 2020 Notes”). The July 2020 Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $0.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%).

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

The July 2020 Notes mature on January 7, 2021, unless earlier converted or repurchased. The terms of the July 2020 Notes are generally the same as the Company’s other Convertible Notes, except that the July 2020 Notes will be subject to mandatory conversion in the event of the completion of a future financing in the amount of at least $15 million at a conversion price equal to the lesser of (i) the conversion price in effect for the July 2020 Notes on the date of completion of such financing or (ii) 75% of the lowest per share price at which common stock may be issued in connection with any conversion rights associated with the financing, in each case, subject to the beneficial ownership limitations described above. See Note 2, Debt under the caption “Convertible Notes/Debentures” for additional information regarding the terms of the Company’s Convertible Notes.

Common Stock

In July 2020, the Company issued 1,125,000 shares of common stock upon conversion of $225,000 aggregate principal amount of Convertible Notes.

Warrant

On July 28, 2020, the Company issued a warrant to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $0.20 per share, subject to adjustment in certain circumstances. The warrant expires on July 28, 2025. The warrant was issued as compensation for certain services provided to the Company.

Employment Agreements

Effective August 1, 2020 (the “Effective Date”), the Company and Anthony J. Cataldo (“Mr. Cataldo”) entered into an employment agreement (the “Cataldo Agreement”) appointing Mr. Cataldo the Executive Chairman of the Company. The term of the Cataldo Agreement is three years (the “Initial Term”) with the option of one-year renewals thereafter. During the Term, Mr. Cataldo will be paid a cash salary of $30,000 per month together with customary benefits, expense reimbursement and the possibility of performance bonuses. In consideration for remaining with the Company for the full three years of the Initial Term, Mr. Cataldo will receive a stock grant equal to ten percent of the issued and outstanding common stock of the Company on a fully diluted basis, calculated with the inclusion of the current stock holdings of Mr. Cataldo. Prior to the Effective Date, Mr. Cataldo was serving as the chief executive officer and chairman of the board of the Company.

Effective August 1, 2020 (the “Effective Date”), the Company and Steven Weldon (“Mr. Weldon”) entered into an employment agreement (the “Weldon Agreement”) appointing Mr. Weldon the Chief Financial Officer of the Company. The term of the Weldon Agreement is three years (the “Initial Term”) with the option of one-year renewals thereafter. During the Term, Mr. Weldon will be paid a cash salary of $25,000 per month together with customary benefits, expense reimbursement and the possibility of performance bonuses. In consideration for remaining with the Company for the full three years of the Initial Term, Mr. Weldon will receive a stock grant equal to seven percent of the issued and outstanding common stock of the Company on a fully diluted basis, calculated with the inclusion of the current stock holdings of Mr. Weldon. Prior to the Effective Date, Mr. Weldon was serving as the chief financial officer, principal accounting officer and as a director of the Company.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Part I. Item 1A: Risk Factors” and “Part II. Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2019.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

Throughout this Quarterly Report on Form 10-Q, the terms “GTBP,” “we,” “us,” “our,” “the company” and “our company” refer to GT Biopharma, Inc., a Delaware corporation formerly known as Oxis International, Inc., DDI Pharmaceuticals, Inc. and Diagnostic Data, Inc, together with our subsidiaries.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-therapeutic products based on our proprietary Tri-specific Killer Engager (TriKE™) and Tetra-specific Killer Engager (TetraKE™) platform technologies. Our TriKE and TetraKE platforms generate proprietary therapeutic candidates that are designed to harness and enhance the immune response of a patient’s endogenous NK cells. Once bound to an NK cell, our platform moieties are designed to enhance the activity of NK cells, with targeted direction to one or more proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in targeted cell death. We have constructed our TriKEs and TetraKEs of recombinant fusion proteins that can be designed to target a wide array of tumor antigen that may be located on hematologic malignancies, sarcomas or solid tumors. Our TriKEs and TetraKEs do not require patient-specific or autologous customization.

We are using our TriKE and TetraKE platforms with the intent to bring to market products that treat a range of hematologic malignancies, sarcomas, solid tumors and selected infectious diseases. Our platforms are scalable, and in addition to our first clinical indication of our TriKE platform in relapsed or refractory acute myelogenous leukemia, we are preparing investigational new drug applications based on a specific TriKE or TetraKE design. We intend to continue to advance into the clinic, on our own or through potential collaborations with larger companies, multiple TriKE or TetraKE product candidates. We believe our TriKEs and TetraKEs may have the ability, if approved for marketing, to be used as monotherapy, be dosed concomitantly with current monoclonal antibody therapeutics, be used in conjunction with more traditional cancer therapy, and potentially overcome certain limitations of current chimeric antigen receptor therapy.

We are also using our TriKE and TetraKE platforms to develop therapeutics for the treatment of infectious diseases such as human immunodeficiency virus (“HIV”) and COVID-19 infection. For example, while the use of anti-retroviral drugs has substantially improved the morbidity and mortality of individuals infected with HIV, these drugs are designed to suppress virus replication and to help modulate progression to AIDS and to limit further transmission of the virus. Despite the use of anti-retroviral drugs, infected individuals retain reservoirs of latent HIV-infected cells that, upon cessation of anti-retroviral drug therapy, can reactivate and reestablish an active HIV infection. Destruction of these latent HIV infected cells is the primary objective of curative therapy. Our HIV-TriKE contains the antigen binding fragment (Fab) from a broadly-neutralizing antibody targeting the HIV-Env protein. The HIV-TriKE is designed to target HIV while redirecting NK cell killing specifically to actively replicating HIV infected cells. The HIV-TriKE induced NK cell proliferation and demonstrated the ability in vitro to reactivate and kill HIV-infected T-cells. These findings indicate a potential role for the HIV-TriKE in the reactivation and elimination of the latently infected HIV reservoir cells by harnessing the NK cell’s ability to mediate the antibody-directed cellular cytotoxicity.

We have licensed the exclusive rights from the University of Minnesota to the TriKE and TetraKE platforms.

Recent Developments

Collaboration Agreement

On March 10, 2020, we entered into a collaboration agreement with Cytovance® Biologics, a USA-based contract development and manufacturing organization and a subsidiary of Hepalink, to provide development services for a TriKE therapeutic for the treatment of the coronavirus infection. Under the terms of the collaboration agreement, the companies will focus on preparing sufficient quantities of our coronavirus TriKE drug product for preclinical evaluation using Cytovance’s E. coli-based Keystone Expression System™ and subsequently, will scale-up production using Cytovance’s GMP microbial manufacturing platform for evaluation of TriKE in humans to treat the coronavirus infection.

Bridge Financing

Between April 20 and July 7, 2020, we entered into securities purchase agreements pursuant to which we issued Convertible Notes (including the July 2020 Notes) in an aggregate principal amount of approximately $5.2 million (collectively, the “Bridge Notes”), which, together with an additional $0.4 million aggregate principal amount of Convertible Notes issued between December 2019 and January 2020, completed our previously announced bridge financing (the “Bridge Financing”) resulting in gross proceeds to us of approximately $5.6 million. The Bridge Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $0.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%).

The Bridge Notes each have a term of six months and mature between August 20, 2020 and January 7, 2021, unless earlier converted or repurchased. The terms of the Bridge Notes are generally the same as the Company’s other Convertible Notes, except that the Bridge Notes will be subject to mandatory conversion in the event of the completion of a future financing in the amount of at least $15 million at a conversion price equal to the lesser of (i) the conversion price in effect for the Bridge Notes on the date of completion of such financing or (ii) 75% of the lowest per share price at which common stock may be issued in connection with any conversion rights associated with the financing, in each case, subject to the beneficial ownership limitations described above.

The additional $0.4 million aggregate principal amount of Convertible Notes issued between December 2019 and January 2020 as part of the Bridge Financing have the same terms as the Bridge Notes, except that they are not subject to mandatory conversion in connection with a subsequent financing.

See Note 2, Debt under the caption “Convertible Notes/Debentures” for additional information regarding the terms of the Company’s Convertible Notes.

Forbearance Agreements

Effective as of June 23, 2020, we entered into the Forbearance Agreements with the holders of approximately $13.2 million aggregate principal amount of the Default Notes, which are currently in default. Pursuant to the Forbearance Agreements, the holders of the Default Notes have agreed to forbear from exercising their rights and remedies under the Default Notes (including declaring such Default Notes (together with default amounts and accrued and unpaid interest) immediately due and payable) until the earlier of (i) the date that we complete a New Financing or (ii) the Termination Date.

Pursuant to the Forbearance Agreement, the holders of the Default Notes have also agreed that the Default Notes (together with default amounts and accrued and unpaid interest) will be converted into common stock upon the closing of a New Financing at a conversion price equal to the lesser of (i) the conversion price in effect for the Default Notes on the date of such New Financing or (ii) 75% of the lowest per share price at which common stock is or may be issued in connection with such New Financing, in each case, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). Shares of our preferred stock, which are convertible into the Company’s common stock, will be issued in lieu of common stock to the extent that conversion of the Default Notes is prohibited by such beneficial ownership limitations.

In addition, to the extent that any holders of the Default Notes also hold warrants to purchase shares of the Company’s common stock, the exercise price, number of underlying shares and expiration date of such warrants will also be subject to adjustment upon closing of a New Financing in accordance with the terms of the Forbearance Agreements.

Settlement with Empery Funds

Settlement Agreement

On June 19, 2020, we entered into the Settlement Agreement with the Empery Funds, Anthony Cataldo and Paul Kessler resolving all remaining disputes between the parties pertaining to the Original Securities. See Part II, Item 1. “Legal Proceedings.”

As a result of the Settlement Agreement, the Company paid the Empery Funds cash payments in an aggregate amount of $0.2 million. In addition, pursuant to the Settlement Agreement, the Company issued to the Empery Funds, solely in exchange for the outstanding Original Securities, (i) an aggregate of 3.5 million shares of common stock, (ii) pre-funded warrants to purchase an aggregate of 5.5 million shares of common stock and (iii) Convertible Notes in an aggregate principal amount of $0.45 million.

Settlement Notes

The Settlement Notes are convertible at any time, at the holder’s option, into shares of common stock at an initial conversion price of $0.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%). The Settlement Notes mature on December 19, 2020. The terms of the Settlement Notes are generally the same as the Company’s other Convertible Notes, except that the Company is required to make an offer to repurchase, at the holder’s option, the Settlement Notes at price in cash equal to 100% of the aggregate principal amount of the Settlement Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase following the consummation by the Company of a financing transaction, or a series of transactions, resulting in aggregate gross proceeds to the Company in excess of $7.5 million.

Settlement Warrants

The Settlement Warrants provide for the purchase of up to an aggregate of 5.5 million shares of common stock at an exercise price of $0.20 per share, subject to adjustment in certain circumstances, and expire on June 19, 2025. Exercise of the warrant is subject to certain additional terms and conditions, including certain beneficial ownership limitations (with a maximum ownership limit of 4.99%).

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Research and Development Expenses

During the three months ended June 30, 2020 and 2019, we incurred $12 thousand and $154 thousand of research and development expenses, respectively. Research and development costs decreased due primarily to the reduction of employee, consultant and preclinical expenses. We anticipate our direct clinical costs will increase in the second half of 2020 with the continuation of our Phase I clinical trial of our most advanced TriKe product candidate, GTB-3550.

Selling, general and administrative expenses

During the three months ended June 30, 2020 and 2019, we incurred $1.5 million and $2.1 million of selling, general and administrative expenses, respectively.  The decrease in selling, general and administrative expenses is primarily attributable the reduction of payroll and stock compensation expenses.

Interest Expense

Interest expenses were $4.6 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively.  The increase is primarily due to the accrual of default interest under the Default Notes.

Comparison of the Six Months Ended June 30, 2020 and 2019

Research and Development Expenses

During the six months ended June 30, 2020 and 2019, we incurred $336 thousand and $1 million of research and development expenses, respectively. Research and development costs decreased due primarily to the reduction of employee, consultant and preclinical expenses. We anticipate our direct clinical costs will increase in the second half of 2020 upon the continuation of our Phase I clinical trial of our most advanced TriKe product candidate, GTB-3550.

Selling, general and administrative expenses

During the six months ended June 30, 2020 and 2019, we incurred $2.3 million and $5.3 million of selling, general and administrative expenses, respectively.  The decrease in selling, general and administrative expenses is primarily attributable the reduction of payroll and stock compensation expenses.

Interest Expense

Interest expenses were $5.3 million and $0.9 million for the six months ended June 30, 2020 and 2019 respectively.  The increase is primarily due to the accrual of default interest under the Default Notes..

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the six months ended June 30, 2020, the Company raised $4.5 million through a series of issuances of Convertible Notes. We anticipate that cash utilized for selling, general and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next 12 months, the Company will need to raise an additional $15 million of capital in 2020.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $577 million and cash of $851 thousand as of June 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2020 as a result of material weaknesses in internal control over financial reporting due to (i) inadequate segregation of duties, (ii) risks of executive override and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC regulation, in each case, as described in "Item 9A. Controls and Procedures" in the Company's Form 10-K for the year ended December 31, 2019.

The Company is taking steps, and intends to take additional steps, to mitigate the issues identified and implement a functional system of internal control over financial reporting. Such measures will include, but not be limited to: hiring of additional employees in our finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial and SEC reporting activities.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On December 24, 2018, the Empery Funds filed in the N.Y. Supreme Court, Index No. 656408/2018, alleging causes of action against the Company for Breach of Contract, Liquidated Damages, Damages, and Indemnification. The claims arose out of a securities purchase agreement entered into between the Empery Funds and the Company pursuant to which the Company issued the Original Securities to the Empery Funds in or around January 2018. On June 19, 2020, the Company and the Empery Funds, among others, entered into the Settlement Agreement resolving all remaining disputes between the parties pertaining to the Original Securities. See “ Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“under the caption” Recent Developments—Settlement with Empery Funds.”

On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion and Daniel Vallera. Lion and Vallera are referred to jointly as the “Plaintiffs.” The complaint was filed against the Company and its subsidiary Oxis Biotech, Inc. (either of them or jointly, the “Defendant”). The Plaintiffs allege breach of a license agreement between the Plaintiffs and the Defendant entered into on or about September 3, 2015. Lion alleges breach of a consulting agreement between Lion and the Defendant entered into on or about September 1, 2015. Vallera alleges breach of a consulting agreement between Vallera and the Defendant entered into in or around October, 2018. The complaint seeks actual damages of $1,670,000, for the fair market value of the number of shares of the Company’s common stock that at the time of judgment represent 15,000,000 shares of such stock as of September 1, 2015, and that the Company issue Lion the number of common shares the Company’s common stock that at the time of judgment represent 15,000,000 such shares as of September 1, 2015.

Item 1A.  Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Part I. Item 1A. Risk Factors. of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

The Company made the following issuances of its unregistered equity securities pursuant exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D promulgated thereunder that have not previously been reported:

●
On May 1, 2020, the Company issued 1,086,429 shares of common stock for consulting services.

●
In July 2020, the Company issued 1,125,000 shares of common stock upon conversion of $225,000 aggregate principal amount of Convertible Notes.

●
On July 28, 2020, the Company issued a warrant to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $0.20 per share, subject to adjustment in certain circumstances. The warrant was issued as compensation for certain services provided to the Company.

Item 3.  Defaults Upon Senior Securities.

As of June 30, 2020, convertible notes totaling approximately $13.2 million are in default.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits
			Incorporated by Reference
Exhibit	Description	Herewith	Form	Number	SEC File No.	Filing Date

10.1	Form Securities Purchase Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)		10-Q	10.4	000-08092	05/15/20

10.2	Form of Registration Rights Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)		10-Q	10.5	000-08092	05/15/20

10.3	Form of Convertible Note (related to Securities Purchase Agreement executed in April/May 2020)		10-Q	10.6	000-08092	05/15/20

10.4	Securities Purchase Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein		8-K	10.1	000-08092	07/09/20

10.5	Registration Rights Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein		8-K	10.3	000-08092	07/09/20

10.6	Form of Convertible Note (related to Securities Purchase Agreement, dated July 7, 2020)		8-K	4.1	000-08092	07/09/20

10.7	Form of Standstill and Forbearance Agreement, dated June 23, 2020, between the Company and certain holders of Convertible Notes		8-K	10.1	000-08092	06/23/20

10.8	Settlement Agreement, dated June 19, 2020, among GT Biopharma, Inc., Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, Anthony Cataldo and Paul Kessler		8-K	10.1	000-08092	06/19/20

10.9	Form of Convertible Note, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)		8-K	10.2	000-08092	06/19/20

10.10	Form of Pre-Funded Warrant to Purchase Common Stock, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)		8-K	10.3	000-08092	06/19/20

10.11	Employment agreement with Anthony Cataldo	X

10.12	Employment agreement with Steven Weldon	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2020	GT Biopharma, Inc. By: /s/ Anthony Cataldo Anthony Cataldo Chief Executive Officer and Chairman of the Board

Dated: August 14, 2020	By: /s/ Steven Weldon Steven Weldon Chief Financial Officer