Form 10-Q/A
period 2020-06-30
GT Biopharma, Inc.
filed 2020-08-18
CIK 109657

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 of GT Biopharma, Inc. (the “Original Form 10-Q”), as filed with the Securities and Exchange Commission on August 14, 2020 to correct certain clerical errors in the Original Form 10-Q. The Original Form 10-Q, as amended, reads in its entirety as set forth below.

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

Employment Agreements

Effective August 11, 2020 (the “Effective Date”), the Company and Anthony J. Cataldo (“Mr. Cataldo”) entered into an employment agreement (the “Cataldo Agreement”) with respect to Mr. Cataldo’s continued employment as Chief Executive Officer of the Company. The term of the Cataldo Agreement is three years (the “Initial Term”) with the option of automatic one-year renewals thereafter. Mr. Cataldo will be paid a cash salary of $30,000 per month, together with customary benefits, expense reimbursement and the possibility of performance bonuses. Mr. Cataldo will receive a stock grant equal to ten percent of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of Mr. Cataldo) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Cataldo Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). Mr. Cataldo will be entitled to certain additional severance payments and other benefits in connection with a Change in Control Period Involuntary Termination or a Non Change in Control Period Involuntary Termination (each as defined in the Cataldo Agreement) or his resignation as a result of a Change in Control Period Good Reason or Non Change in Control Period Good Reason (each as defined in the Cataldo Agreement). Following the Effective Date, Mr. Cataldo will also continue to serve as the chairman of the board of the Company.

Effective August 11, 2020, the Company and Steven Weldon (“Mr. Weldon”) entered into an employment agreement (the “Weldon Agreement” and, together with the Cataldo Agreement, the “Employment Agreements”) with respect to Mr. Weldon's continued employment as the Chief Financial Officer of the Company. The term of the Weldon Agreement is three years (the “Initial Term”) with the option of automatic one-year renewals thereafter. Mr. Weldon will be paid a cash salary of $25,000 per month, together with customary benefits, expense reimbursement and the possibility of performance bonuses. Mr. Cataldo will receive a stock grant equal to seven percent of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of Mr. Weldon) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Weldon Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). Mr. Weldon will be entitled to certain additional severance payments and other benefits in connection with a Change in Control Period Involuntary Termination or a Non Change in Control Period Involuntary Termination (each as defined in the Weldon Agreement) or his registration as a result of a Change in Control Period Good Reason or Non Change in Control Period Good Reason (each as defined in the Weldon Agreement). Following the Effective Date, Mr. Weldon will also continue to serve as the principal accounting officer and as a director of the Company.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Effective August 11, 2020, the Company and Mr. Cataldo entered into the Cataldo Agreement with respect to Mr. Cataldo’s continued employment as Chief Executive Officer of the Company. The Initial Term of the Cataldo Agreement is three years with the option of automatic one-year renewals thereafter. Mr. Cataldo will be paid a cash salary of $30,000 per month, together with customary benefits, expense reimbursement and the possibility of performance bonuses. Mr. Cataldo will receive a stock grant equal to ten percent of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of Mr. Cataldo) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Cataldo Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). Mr. Cataldo will be entitled to certain additional severance payments and other benefits in connection with a Change in Control Period Involuntary Termination or a Non Change in Control Period Involuntary Termination (each as defined in the Cataldo Agreement) or his resignation as a result of a Change in Control Period Good Reason or Non Change in Control Period Good Reason (each as defined in the Cataldo Agreement). Following the Effective Date, Mr. Cataldo will also continue to serve as the chairman of the board of the Company.

Effective August 11, 2020, the Company and Mr. Weldon entered into the Weldon Agreement with respect to Mr. Weldon's continued employment as the Chief Financial Officer of the Company. The Initial Term of the Weldon Agreement is three years with the option of automatic one-year renewals thereafter. Mr. Weldon will be paid a cash salary of $25,000 per month, together with customary benefits, expense reimbursement and the possibility of performance bonuses. Mr. Cataldo will receive a stock grant equal to seven percent of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of Mr. Weldon) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Weldon Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). Mr. Weldon will be entitled to certain additional severance payments and other benefits in connection with a Change in Control Period Involuntary Termination or a Non Change in Control Period Involuntary Termination (each as defined in the Weldon Agreement) or his registration as a result of a Changein Control Period Good Reason or Non Change in Control Period Good Reason (each as defined in the Weldon Agreement). Following the Effective Date, Mr. Weldon will also continue to serve as the principal accounting officer and as a director of the Company.

The summary description of the Employment Agreements set forth above does not purport to be complete and is qualified in its entirety by the Employment Agreements, which are filed with this Quarterly Report on Form 10-Q.

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

Dated: August 17, 2020	GT Biopharma, Inc. By: /s/ Anthony Cataldo Anthony Cataldo Chief Executive Officer and Chairman of the Board

Dated: August 17, 2020	By: /s/ Steven Weldon Steven Weldon Chief Financial Officer