Form 10-Q
period 2020-09-30
GT Biopharma, Inc.
filed 2020-11-13
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020.

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

As of November 11, 2020, the issuer had 78,268,614 shares of common stock outstanding.

GT Biopharma, Inc. and Subsidiaries
FORM 10-Q
For the Quarter Ended September 30, 2020

GT BIOPHARMA, INC. AND SUBSIDIARIES
As of September 30, 2020 and December 31, 2019
Consolidared Balance Sheets
(In Thousands, Except Par Value and Share Data)

	June 30,	December 31,
	2020	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$350	$28
Prepaid expenses	483	246
Total Current Assets	833	274

Deposits	12	12
Operating lease right-to-use asset	72	110
Total Other Assets	84	122
TOTAL ASSETS	$917	$396
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,171	$1,940
Accrued expenses	1,228	2,379
Accrued interest	4,182	2,029
Operating lease liability	82	120
Line of credit	31	31
Convertible notes	23,000	13,207
Total Current Liabilities	30,694	19,706

Total liabilities	30,694	19,706

Stockholders’ Deficit:
Convertible preferred stock - $0.01 par value; 15,000,000 shares authorized:
Series C - 96,230 and 96,230 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Series J-1 – 2,353,548 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	24	24
Common stock - $0.001 par value; 750,000,000 shares authorized; and 77,518,614 and 69,784,699 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	78	70
Additional paid-in capital	550,984	548,096
Accumulated deficit	(580,695)	(567,332)
Noncontrolling interest	(169)	(169)
Total Stockholders’ Deficit	(29,777)	(19,310)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$917	$396

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	(84)	671	252	1,659
Selling, general and administrative expenses	2,029	3,585	4,321	8,932
Loss on impairment	-	4,599	-	4,599
Total operating expenses	1,945	8,855	4,573	15,190
Loss from operations	(1,945)	(8,855)	(4,573)	(15,190)
Other income (expense):
Loss on disposal of assets	-	(20,463)	-	(20,494)
Settlement expense	-	-	(2,563)	-
Interest expense	(931)	(560)	(6,227)	(1,493)
Total other income (expense)	(931)	(21,023)	(8,790)	(21,987)
Loss before provision for income taxes	(2,876)	(29,878)	(13,363)	(31,177)
Provision for income tax	-	-	-	-
Net loss	(2,876)	(29,878)	(13,363)	(31,177)
Net loss per common share – basic and diluted	$(0.04)	$(0.51)	$(0.18)	$(0.69)
Weighted average common shares outstanding – basic and diluted	76,730,076	58,805,997	72, 909,738	53,967,298

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at January 1, 2020	2,450	$25	69,785	$70	$548,096	$(567,332)
Issuance of common stock for convertible notes			3,147	3	626
Beneficial conversion feature of convertible notes					27
Issuance of common stock for settlement of litigation			3,500	4	1,909
Issuance of warrants for compensation					180
Issuance of common stock for compensation			1,086	1	146
Net loss						(13,363)
Balance at September 30, 2020	2,450	$25	77,518	$78	$550,984	$(580,695)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at January 1, 2019	1,260	$13	50,650	$51	$540,160	$(528,685)
Issuance of preferred stock	1,190	12			1,128
Issuance of common stock for convertible notes			2,741	3	1,160
Beneficial conversion feature of convertible notes					158
Issuance of common stock for compensation			13,500	13	5,047
Net loss						(37,177)
Balance at September 30, 2019	2,450	$25	66,891	$67	$547,653	$(565,862)

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019
(in Thousands)

	2020	2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,363)	$(37,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	10
Stock compensation expense for options and warrants issued to employees and non-employees	327	6,202
Amortization of debt discounts	-	451
Non-cash interest expense	3,970	1,140
Loss on disposal of assets	-	20,494
Impairment of intangible assets	-	4,599
Settlement expense	2,363	-
Changes in operating assets and liabilities:
Other assets	3	6
Accounts payable and accrued liabilities	1,365	1,101
Net cash used in operating activities	(5,335)	(3,174)
CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of fixed assets	-	200
Net cash used by investing activities	0	200
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,657	3,327
Repayment of note payable	-	(100)
Net cash provided by financing activities	5,657	3,227
Minority interest	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	322	253
CASH AND CASH EQUIVALENTS - Beginning of period	28	60
CASH AND CASH EQUIVALENTS - End of period	$350	$313

Supplemental disclosures:
Interest paid	$69	$-
Income taxes paid	$-	$-

Supplemental disclosures:
Issuance of common stock upon conversion of convertible notes	$598	$1,150
Issuance of common stock upon conversion of accrued interest	$32	$14

The accompanying condensed notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

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

The Company is a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE™), Tetra-specific Killer Engager (Dual Targeting TriKEDual Targeting TriKE) platforms. The Company’s TriKE and Dual Targeting TriKE platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, the Company’s moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically-targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKEs and Dual Targeting TriKEs are made up of recombinant fusion proteins, can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization.

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

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $580 million and cash of $350 thousand as of September 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
September 30, 2020

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

Concentrations of Credit Risk

The Company’s cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had a balance of approximately $100,000 in excess of this limit at September 30, 2020.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

The Company granted no stock options during the nine months ended September 30, 2020 and 2019, respectively.

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
September 30, 2020

(UNAUDITED)

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding, convertible notes and debentures (including shares issuable upon conversion of accrued interest or other default amounts with respect to such convertible notes or debentures), stock options and warrants during the period. The weighted average number of potentially dilutive common shares excluded from the calculation of net income (loss) per share totaled in 114,887,906 and 73,520,680 as of September 30, 2020 and 2019, respectively.

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
September 30, 2020

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

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were not such liabilities at September 30, 2020.

●
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement. There were no such assets or liabilities as of September 30, 2020.

Research and Development

Research and development costs are expensed as incurred and reported as research and development expense. Research and development costs totaled $0.3 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(UNAUDITED)

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. As of September 30, 2020, the Company has not generated any licensing revenue.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“Topic 842”). Topic 842 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement.

On January 1, 2019, the Company adopted Topic 842 applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of adopting Topic 842, the Company recognized assets and liabilities for the rights and obligations created by operating leases totaling approximately $174 thousand.

The Company determines if a contract contains a lease at inception based on whether it conveys the right to control the use of an identified asset. Substantially all of the Company’s leases are classified as operating leases. The Company records operating lease right-of-use assets within “Other assets” and lease liabilities are recorded within “current and noncurrent liabilities” in the consolidated balance sheets. Lease expenses are recorded within “General and administrative expenses” in the consolidated statements of operations. Operating lease payments are presented within “Operating cash flows” in the consolidated statements of cash flows.

Operating lease right-of-use assets and lease liabilities are recognized based on the net present value of future minimum lease payments over the lease term starting on the commencement date. The Company generally is not able to determine the rate implicit in its leases and, as such, applies an incremental borrowing rate based on the Company’s cost of borrowing for the relevant terms of each lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease terms may include an option to extend or terminate a lease if it is reasonably certain that the Company will exercise such options. The Company has elected the practical expedient to not separate lease components from non-lease components, and also has elected not to record a right-of-use asset or lease liability for leases which, at inception, have a term of twelve months or less. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

2.
Debt

Convertible Notes/Debentures

As of September 30, 2020, the Company had approximately $23 million aggregate principal amount of convertible notes and debentures (collectively, the “Convertible Notes”) outstanding that were issued pursuant to securities purchase agreements (or, in the case of the Settlement Notes (as defined herein), the Settlement Agreement (as defined herein)) entered into with numerous investors.

The Convertible Notes are convertible at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion price, subject to certain beneficial ownership limitations (which vary between maximum ownership of between 4.99% and 9.99%). The conversion price of the Convertible Notes is also generally subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. The conversion price for each of the Company’s outstanding Convertible Notes is currently $0.20 per share. In addition, approximately $5.3 million aggregate principal amount of the Company’s Convertible Notes will be subject to mandatory conversion in connection with the completion of a future financing in the amount of at least $15 million, subject to the beneficial ownership limitations described above.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(UNAUDITED)

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

The Convertible Notes contain a number of affirmative and negative covenants and customary events of default. As of September 30, 2020, approximately $13.2 aggregate principal amount of our Convertible Notes were in default. See “Forbearance Agreements” below.

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

Forbearance Agreements

Effective as of June 23, 2020, the Company entered into Standstill and Forbearance Agreements (collectively, the “Forbearance Agreements”) with the holders of $13.2 million aggregate principal amount of the Convertible Notes (the “Default Notes”), which are currently in default. Pursuant to the Forbearance Agreements, the holders of the Default Notes have agreed to forbear from exercising their rights and remedies under the Default Notes (including declaring such Default Notes (together with any default amounts and accrued and unpaid interest) immediately due and payable) until the earlier of (i) the date that the Company completes a future financing in the amount of $15 million and, in connection therewith, commences listing on NASDAQ (collectively, the “New Financing”) or (ii) January 31, 2021 (the “Termination Date”). As a result of the ongoing default, the Default Notes are currently accruing interest at the default rate of 18% per annum and have accrued additional default amounts of approximately $3.9 million in the aggregate as of September 30, 2020.

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
September 30, 2020

(UNAUDITED)

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
September 30, 2020

(UNAUDITED)

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

On September 16, 2020, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company issued Convertible Notes in an aggregate principal amount of $250,000, which Convertible Notes are convertible into the Company’s common stock at an initial conversion price of $0.20 per share.

Gemini Financing Agreement

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $250,000 strategic equity investment in the Company and agreed to make a $750,000 purchase order line of credit facility available to the Company. The outstanding principal of all advances under the line of credit will bear interest at the rate of interest of prime plus 2% per annum. There is $31,000 due on this credit line at September 30, 2020.

3.
Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 750,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2020, 77,518,614 shares of common stock were issued and outstanding.

During the nine months ended September 30, 2020, the Company issued 3,147,486 shares of common stock upon conversion of $629,497 in principal and interest on Convertible Notes.

On May 1, 2020, the Company issued 1,086,429 shares of common stock for consulting services.

On June 19, 2020, the Company issued 3,500,000 shares of common stock pursuant to the Settlement Agreement.

Preferred Stock

The 96,230 shares of Series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”), are convertible into 111 shares of the Company’s common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than 0.20 or more than 0.2889 common shares for each share of Series C Preferred Stock. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C Preferred Stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company’s common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C Preferred Stock is entitled to the number of votes equal to 0.26 divided by the average closing bid price of the Company’s common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. In the event of liquidation, the holders of the Series C Preferred Stock shall participate on an equal basis with the holders of the common stock (as if the Series C Preferred Stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C Preferred Stock are entitled to noncumulative dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through September 30, 2020.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(UNAUDITED)

On September 1, 2017, the Board designated 2,000,000 shares of Series J preferred stock (the “Series J Preferred Stock”). On the same day, the Board issued 1,513,548 shares of Series J Preferred Stock in exchange for the cancellation of certain indebtedness.  In the first quarter of 2019, it was discovered that a certificate of designation with respect to the Series J Preferred Stock had never been filed with the Office of the Secretary of State for the State of Delaware.  Despite the fact the Company had issued shares of Series J Preferred Stock, the issuance of those shares was not valid and was of no legal effect.

To remedy the situation, on April 4, 2019, the Company filed a certificate of designation with the Office of the Secretary State for the State of Delaware designating a series of preferred stock as the Series J-1 preferred stock, par value $0.01 per share (the “Series J-1 Preferred Stock”).  On April 19, 2019, the Company issued 2,353,548 shares of Series J-1 Preferred Stock.  The issuance was in lieu of the Series J Preferred Stock that should have been issued on September 1, 2017, and in settlement for not receiving preferred stock until 20 months after the debt for which the stock was issued was cancelled. The Company reflected an expense in general and administrative costs in the quarter ended September 30, 2019 totaling $1,140,000.

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

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(UNAUDITED)

4.
Stock Options and Warrants

Stock Options

The following table summarizes stock option transactions for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2019	40	$877.50
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2020	40	$877.50
Exercisable, September 30, 2020	40	$877.50

Common Stock Warrants

Warrant transactions for the nine months ended September 30, 2020 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019:	1,813,053	$0.20
Granted	6,500,000	$0.20
Forfeited/canceled	480,352	$0.20
Exercised	-	-
Outstanding at September 30, 2020	7,832,701	$0.20
Exercisable at September 30, 2020	7,832,701	$0.20

Compensation Warrant

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
September 30, 2020

(UNAUDITED)

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

The following table summarizes the Company’s future minimum lease commitments as of September 30, 2020:

Year ending December 31:
2020	18,000
2021	61,000
Total minimum lease payments	$79,000

Rent expense for the nine months ended September 30, 2020 and 2019 was $50,000 and $50,000, respectively.

6.
Subsequent Events

Convertible Notes

 On November 5, 2020, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company issued Convertible Notes in an aggregate principal amount of $250,000 (the “November 2020 Notes”). The November 2020 Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $0.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%).

The November 2020 Notes mature on May 5, 2021, unless earlier converted or repurchased. The terms of the July 2020 Notes are generally the same as the Company’s other Convertible Notes, except that the November 2020 Notes will be subject to mandatory conversion in the event of the completion of a future financing in the amount of at least $15 million at a conversion price equal to the lesser of (i) the conversion price in effect for the November 2020 Notes on the date of completion of such financing or (ii) 75% of the lowest per share price at which common stock may be issued in connection with any conversion rights associated with the financing, in each case, subject to the beneficial ownership limitations described above. See Note 2, Debt under the caption “Convertible Notes/Debentures” for additional information regarding the terms of the Company’s Convertible Notes.

Common Stock

In October 2020, the Company issued 750,000 shares of common stock upon conversion of $150,000 aggregate principal amount of Convertible Notes.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(UNAUDITED)

Theorem Settlement Agreement

On November 9, 2020, the Company, entered into a settlement agreement (the “Theorem Settlement Agreement”) with Adam Kasower (“Kasower”), East Ventures, Inc., A British Virgin Islands company (“East Ventures”), SV Booth Investments III, LLC, a Delaware limited liability company (“SV Booth”) and Theorem Group, LLC, a California limited liability company (“Theorem Group” and, collectively with Kasower, East Ventures and SV Booth, the “Claimants”) resolving all remaining disputes and claims between the parties pertaining to certain securities purchase agreements pursuant to which the Claimants purchased from the Company convertible warrants and preferred stock.

As a result of the Theorem Settlement Agreement, the Company has agreed to issue each Claimant a convertible note in the following amounts (the “Theorem Settlement Notes”):

Theorem Group	$303,726.40
East Venture	$112,788.48
Kasower	$500,078.58
SV Booth	$294,245.54

The Theorem Settlement Agreement also contains certain representations and warranties and covenants, including limitations on future variable rate transactions and “at-the-market offerings.”

Theorem Settlement Notes

The Theorem Settlement Notes are convertible, at the option of the applicable Claimant, at any time into shares of common stock at an initial conversion rate of $0.20 per share, subject to certain beneficial ownership limitations. The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. The Theorem Settlement Notes mature on January 31, 2021, and bear interest at a rate of 10% per annum, subject to increase to 18% per annum upon and during the occurrence of an event of default. Interest is payable in cash or, at the holder’s option, in shares of common stock based on the conversion price then in effect. The Company may not prepay the Theorem Settlement Notes without the prior written consent of the applicable Claimant.

The Theorem Settlement Notes contain a number of other affirmative and negative covenants and events of default (including events of default related to certain change of control and other fundamental change transactions). Following an event of default, the Theorem Settlement Notes will become immediately due and payable in cash at a mandatory default amount equal to 130% of the outstanding principal amount of the Theorem Settlement Notes plus all other amounts, costs and expenses due in respect of the Theorem Settlement Notes.

Resignation of Chief Financial Officer

On November 11, 2020, Steven Weldon resigned from the Board and from his office as Chief Financial Officer of the Company, effective immediately. His resignation was the result of general disagreement regarding the Company’s decision making process. Pursuant to Mr. Weldon’s Employment Contract, dated August 11, 2020, Mr. Weldon is only entitled to such stock options, restricted stock awards and other Company stock-based awards granted which have vested as of the date of his resignation. He is not entitled to any other compensation or benefits.

Appointment of New Interim Chief Financial Officer

Anthony Cataldo, Chief Executive Officer and Chairman of the Board, assumed the additional role of Chief Financial Officer on an interim basis, and will be succeeded as Chief Financial Officer on an interim basis by Michael Handelman immediately after the filing of this report.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(UNAUDITED)

Mr. Handelman became a Director of the GoooGreen, Inc. in August 2020, and Chairman of the Board of Directors and Secretary in September 2020. He has served as Chief Financial Officer of Clickstream Corporation since October 2015. He served as Chief Financial Officer of Lion Biotechnologies, Inc. from February 2011 until June 2015, and was a member of the Lion Bio Board of Directors from February 2013 until May 2013. Mr. Handelman served as the Chief Financial Officer and as a financial management consultant of Oxis International, Inc., a public company engaged in the research, development and commercialization of nutraceutical products, from August 2009 until October 2011. From November 2004 to July 2009, Mr. Handelman served as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., formerly a public company engaged in designing, developing, manufacturing and marketing wireless communications semiconductors, or microchips. Prior thereto, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a manufacturing company, and from July 1996 to July 1999 as Vice President and Chief Financial Officer of Janex International, Inc., a children’s toy manufacturer. Mr. Handelman was also the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise. Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

Mr. Handelman will receive a monthly consulting fee of $15,000.00.

Mr. Handelman has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, has no arrangement or understanding between him and any other person required to be disclosed pursuant to Item 401(b) of Regulation S-K and has no family relationships required to be disclosed pursuant to Item 401(d) of Regulation S-K.

Mr. Handelman has entered into a Consulting Agreement with the Company, effective as of November 13, 2020.

Appointment of New Directors

On November 12, 2020, the Board appointed Bruce Wendel, age 67, and Greg Berk, age 62, as directors of the Company. Following the filing of this Quarterly Report on Form 10-Q, Mr. Cataldo will resign as interim Chief Financial Officer, and Michael Handelman, age 61, will be appointed as the interim Chief Financial Officer in his place.

From April 2018 to May 2019, Mr. Wendel served as the Chief Business Development Officer for Prometic Biotherapeutics, Inc., a pharmaceutical development company. Mr. Wendel also served as Chief Strategic Officer of Hepalink USA, the U.S. subsidiary of Shenzhen Hepalink Pharmaceutical Company from February 2012 to July 2017, and Chief Executive Officer of Scientific Protein Laboratories, LLC from December 2014 to June 2015. He also served as a director of ProMetic Life Sciences Inc. and Vice Chairman and Chief Executive Officer at Abraxis BioScience, LLC, where he oversaw the development and commercialization of Abraxane® and led the negotiations that culminated in the acquisition of the company by Celgene Corporation in 2010. He began his 14 years with Bristol-Myers Squibb as in-house counsel before shifting to global business and corporate development, where he served in business and corporate development roles of increasing responsibility at American Pharmaceutical Partners, IVAX Corporation and Bristol-Myers Squibb. Mr. Wendel earned a juris doctorate degree from Georgetown University Law School, and a B.S. from Cornell University.

Mr. Wendel has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, has no arrangement or understanding between him and any other person required to be disclosed pursuant to Item 401(b) of Regulation S-K and has no family relationships required to be disclosed pursuant to Item 401(d) of Regulation S-K.

Prior to joining the Company, Dr. Berk has served as a private consultant in the field of drug development and is the Chief Medical Officer of Celularity, a privately owned company. Previously, he served as Chief Medical Officer at Verastem as and President, Chief Medical Officer and Board Member of Sideris Pharmaceuticals. From May 2012 until January 2014, Dr. Berk was Chief Medical Officer of BIND Therapeutics. Prior to this, he was Chief Medical Officer at Intellikine, a privately held biotechnology company focused on the discovery and development of novel PI3 Kinase and mTOR inhibitors. Intellikine was acquired by Takeda/Millennium in January 2012. He also served as Senior Vice President of Global Clinical Development at Abraxis BioScience, where he was responsible for the company’s overall clinical strategy, including efforts to expand the indications for their lead clinical program (Abraxane®). Dr. Berk obtained his medical degree from Case Western Reserve University, and completed his internship, residency and fellowship in internal medicine, hematology and medical oncology, at the Weill Medical College of Cornell University and New York Presbyterian Hospital, where he also served as a faculty member from 1989-2004. During this time Dr. Berk served as an investigator on several industry-sponsored and cooperative group oncology clinical trials, including the pivotal trials for Gleevec® and Avastin®.

GT BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(UNAUDITED)

Dr. Berk has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, has no arrangement or understanding between him and any other person required to be disclosed pursuant to Item 401(b) of Regulation S-K and has no family relationships required to be disclosed pursuant to Item 401(d) of Regulation S-K.

Mr. Wendel and Dr. Berk will each receive an annual stipend of $20,000.00 for director compensation, with Mr. Wendel receiving an additional $5,000.00 annually for chairing the Nominating Committee and $5,000.00 annually as a member of the Audit Committee, and Dr. Berk receiving an additional $5,000.00 annually for chairing the Compensation Committee and $5,000.00 annually as a member of the Nominating Committee. The Company will also grant stock awards of shares of common stock of the Company equal to 1.25%, in the case of Mr. Wendel, and 1.00%, in the case of Dr. Berk, of the number of fully diluted shares of common stock of the Company, calculated on the fully diluted equity of the Company upon the Company’s national exchange financing date.

Mr. Wendel and Dr. Berk have each entered into Board Service Agreements with the Company, effective as of November 11, 2020, which supplement the indemnification provisions of the Company’s bylaws and obligate the company to insure them both under the Company’s director and officer’s insurance policy.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-therapeutic products based on our proprietary Tri-specific Killer Engager (TriKE™) and Tetra-specific Killer Engager (Dual Targeting TriKE™) platform technologies. Our TriKE and Dual Targeting TriKE platforms generate proprietary therapeutic candidates that are designed to harness and enhance the immune response of a patient’s endogenous NK cells. Once bound to an NK cell, our platform moieties are designed to enhance the activity of NK cells, with targeted direction to one or more proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in targeted cell death. We have constructed our TriKEs and Dual Targeting TriKEs of recombinant fusion proteins that can be designed to target a wide array of tumor antigen that may be located on hematologic malignancies, sarcomas or solid tumors. Our TriKEs and Dual Targeting TriKEs do not require patient-specific or autologous customization.

We are using our TriKE and Dual Targeting TriKE platforms with the intent to bring to market products that treat a range of hematologic malignancies, sarcomas, solid tumors and selected infectious diseases. Our platforms are scalable, and in addition to our first clinical indication of our TriKE platform in relapsed or refractory acute myelogenous leukemia, we are preparing investigational new drug applications based on a specific TriKE or Dual Targeting TriKE design. We intend to continue to advance into the clinic, on our own or through potential collaborations with larger companies, multiple TriKE or Dual Targeting TriKE product candidates. We believe our TriKEs and Dual Targeting TriKEs may have the ability, if approved for marketing, to be used as monotherapy, be dosed concomitantly with current monoclonal antibody therapeutics, be used in conjunction with more traditional cancer therapy, and potentially overcome certain limitations of current chimeric antigen receptor therapy.

We are also using our TriKE and Dual Targeting TriKE platforms to develop therapeutics for the treatment of infectious diseases such as human immunodeficiency virus (“HIV”) and COVID-19 infection. For example, while the use of anti-retroviral drugs has substantially improved the morbidity and mortality of individuals infected with HIV, these drugs are designed to suppress virus replication and to help modulate progression to AIDS and to limit further transmission of the virus. Despite the use of anti-retroviral drugs, infected individuals retain reservoirs of latent HIV-infected cells that, upon cessation of anti-retroviral drug therapy, can reactivate and reestablish an active HIV infection. Destruction of these latent HIV infected cells is the primary objective of curative therapy. The HIV-TriKE is designed to target HIV while redirecting NK cell killing specifically to actively replicating HIV infected cells. The HIV-TriKE induced NK cell proliferation and demonstrated the ability in vitro to reactivate and kill HIV-infected T-cells. These findings indicate a potential role for the HIV-TriKE in the reactivation and elimination of the latently infected HIV reservoir cells by harnessing the NK cell’s ability to mediate the antibody-directed cellular cytotoxicity.

We have licensed the exclusive rights from the University of Minnesota to the TriKE and Dual Targeting TriKE platforms.

Recent Developments

Manufacturing Agreement

On October 5, 2020, we entered into a GMP manufacturing services agreement (the “MSA”) with Cytovance® Biologics, a USA-based contract development and manufacturing organization and a subsidiary of Hepalink (“Cytovance”), to manufacture three of our TriKE product candidates in accordance with GMP for use in clinical trials. Under the terms of the MSA, Cytovance will be the exclusive GMP manufacturer for three of the Company’s TriKE™ therapeutic product candidates: (1) GTB-C3550, which targets CD33+ hematological cancers; (2) GTB-4550, which targets PD-L1+ solid tumor cancers; and (3) GTB-5050, which targets B7H3+ solid tumor cancers. Cytovance will manufacture TriKE™ in accordance with GMP using Cytovance’s proprietary Keystone® E. coli bacterial or CHO mammalian expression systems. Subject to the completion of certain milestones by Cytovance, GT Biopharma has the option to pay Cytovance up to $6 million for its manufacturing services in either cash or in shares of the Company’s common stock, valued at the time Cytovance achieves each of several milestones over the next 12-14 months.

Collaboration Agreement

On March 10, 2020, we entered into a research collaboration agreement with Cytovance to provide development services for a TriKE therapeutic for the treatment of the coronavirus infection. Under the terms of the collaboration agreement, the companies will focus on preparing sufficient quantities of our coronavirus TriKE drug product for preclinical evaluation using Cytovance’s E. coli-based Keystone Expression System™. Upon successful preclinical evaluation in in vitro cell assays of COVID-19 infection and corresponding in vivo animal models of COVID-19 infection, we will scale-up production using Cytovance’s GMP microbial manufacturing platform for evaluation of TriKE in humans to treat the coronavirus infection.

Financings

November 2020 Financing

On November 5, 2020, we entered into a securities purchase agreement with two purchasers pursuant to which we issued convertible debentures in an aggregate principal amount of $250,000 (the “November 2020 Notes”).

The November 2020 Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $0.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. The November 2020 Notes will be subject to mandatory conversion in the event of the completion of a future financing in the amount of at least $15 million at a conversion price equal to the lesser of (i) the conversion price in effect for the November 2020 Notes on the date of completion of such financing or (ii) 75% of the lowest per share price at which common stock may be issued in connection with any conversion rights associated with the financing, in each case, subject to the beneficial ownership limitations described above.

The November 2020 Notes each have a term of six months and mature on May 5, 2021, unless earlier converted or repurchased. The November 2020 Notes accrue interest at a rate of 10% per annum, subject to increase to 18% per annum upon and during the occurrence of an event of default. Interest is payable in cash or, at the holder’s option, in shares of common stock based on the conversion price then in effect. We may not prepay the November 2020 Notes without the prior written consent of the applicable holder.

September 2020 Financing

On September 16, 2020, we entered into a securities purchase agreement with two purchasers pursuant to which we issued convertible debentures in an aggregate principal amount of $250,000 (the “September 2020 Notes”).

The September 2020 Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $0.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. The September 2020 Notes will be subject to mandatory conversion in the event of the completion of a future financing in the amount of at least $15 million at a conversion price equal to the lesser of (i) the conversion price in effect for the September 2020 Notes on the date of completion of such financing or (ii) 75% of the lowest per share price at which common stock may be issued in connection with any conversion rights associated with the financing, in each case, subject to the beneficial ownership limitations described above.

The September 2020 Notes each have a term of six months and mature on March 16, 2021, unless earlier converted or repurchased. The September 2020 Notes accrue interest at a rate of 10% per annum, subject to increase to 18% per annum upon and during the occurrence of an event of default. Interest is payable in cash or, at the holder’s option, in shares of common stock based on the conversion price then in effect. We may not prepay the September 2020 Notes without the prior written consent of the applicable holder.

July 2020 Financing

On July 7, 2020, we entered into a securities purchase agreement with ten purchasers pursuant to which we issued convertible notes in an aggregate principal amount of approximately $3.2 million (collectively, the “July 2020 Notes”).

The July 2020 Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $0.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. The July 2020 Notes will be subject to mandatory conversion in the event of the completion of a future financing in the amount of at least $15 million at a conversion price equal to the lesser of (i) the conversion price in effect for the July 2020 Notes on the date of completion of such financing or (ii) 75% of the lowest per share price at which common stock may be issued in connection with any conversion rights associated with the financing, in each case, subject to the beneficial ownership limitations described above.

The July 2020 Notes each have a term of six months and mature on January 7, 2021, unless earlier converted or repurchased. The July 2020 Notes accrue interest at a rate of 10% per annum, subject to increase to 18% per annum upon and during the occurrence of an event of default. Interest is payable in cash or, at the holder’s option, in shares of common stock based on the conversion price then in effect. We may not prepay the July 2020 Notes without the prior written consent of the applicable holder.

May 2020 Financing

Between April 20, 2020 and May 7, 2020, we entered into securities purchase agreements with eight purchasers pursuant to which we issued convertible notes in an aggregate principal amount of approximately $2.0 million (collectively, the “May 2020 Notes”).

The May 2020 Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $0.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. The May 2020 Notes will be subject to mandatory conversion in the event of the completion of a future financing in the amount of at least $15 million at a conversion price equal to the lesser of (i) the conversion price in effect for the May 2020 Notes on the date of completion of such financing or (ii) 75% of the lowest per share price at which common stock may be issued in connection with any conversion rights associated with the financing, in each case, subject to the beneficial ownership limitations described above.

The May 2020 Notes each have a term of six months and mature between October 20, 2020 and November 7, 2020, unless earlier converted or repurchased. The May 2020 Notes accrue interest at a rate of 10% per annum, subject to increase to 18% per annum upon and during the occurrence of an event of default. Interest is payable in cash or, at the holder’s option, in shares of common stock based on the conversion price then in effect. We may not prepay the May 2020 Notes without the prior written consent of the applicable holder.

January 2020 Financing

On January 30, 2020, we entered into a securities purchase agreement with one purchaser pursuant to which we issued convertible notes in an aggregate principal amount of $0.2 million (the “January 2020 Notes”).

The January 2020 Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $0.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect.

The January 2020 Notes have a term of eight months and mature on September 30, 2020, unless earlier converted or repurchased. The January 2020 Notes accrue interest at a rate of 10% per annum, subject to increase to 18% per annum upon and during the occurrence of an event of default. Interest is payable in cash or, at the holder’s option, in shares of common stock based on the conversion price then in effect. We may not prepay the January 2020 Notes without the prior written consent of the holder.

The January 2020 Notes, together with the September 2020 Notes, July 2020 Notes, the May 2020 Notes and the $0.2 million aggregate principal amount of convertible notes issued in December 2019 (the “December 2019 Notes”) pursuant to a securities purchase agreement, dated December 19, 2019, between the Company and one purchaser, are referred to herein as the “Bridge Notes.”

For additional information about our convertible notes and debentures, see Note 2 to our unaudited financial statements, Debt.

Forbearance Agreements

Effective as of June 23, 2020, we entered into the Forbearance Agreements with the holders of approximately $13.2 million aggregate principal amount of the Default Notes, which are currently in default. Pursuant to the Forbearance Agreements, the holders of the Default Notes have agreed to forbear from exercising their rights and remedies under the Default Notes (including declaring such Default Notes (together with default amounts and accrued and unpaid interest) immediately due and payable) until the earlier of (i) the date that we complete a New Financing or (ii) January 31, 2020 (the “Termination Date”).

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Research and Development Expenses

During the three months ended September 30, 2020 and 2019, we incurred $0 and $.6 thousand of research and development expenses, respectively. Research and development costs decreased less clinical expenses. We anticipate our direct clinical costs will increase in the last quarter of 2020 with the continuation of our Phase I clinical trial of our most advanced TriKe product candidate, GTB-3550.

Selling, general and administrative expenses

During the three months ended September 30, 2020 and 2019, we incurred $2 million and $3.6 million of selling, general and administrative expenses, respectively.  The decrease in selling, general and administrative expenses is primarily attributable the reduction of payroll and stock compensation expenses.

Loss on impairment

For the three months ended September 30, 2019, the Company recorded an intangible asset impairment charge of $4.6 million related to the portfolio of CNS IPR&D assets, which represents the excess carrying value compared to fair value. The impairment charge was the result the sale of certain assets and prioritization for immuno-oncology development candidates.

Interest Expense

Interest expenses were $.9 million and $.6 million for the three months ended September 30, 2020 and 2019, respectively.  The increase is primarily due to the accrual of default interest under the Default Notes.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Research and Development Expenses

During the nine months ended September 30, 2020 and 2019, we incurred $252 thousand and $1.7 million of research and development expenses, respectively. Research and development costs decreased due primarily to the reduction of employee, consultant and preclinical expenses. We anticipate our direct clinical costs will increase in the 4th quarter of 2020 upon the continuation of our Phase I clinical trial of our most advanced TriKE product candidate, GTB-3550.

Selling, general and administrative expenses

During the nine months ended September 30, 2020 and 2019, we incurred $4.3 million and $8.9 million of selling, general and administrative expenses, respectively.  The decrease in selling, general and administrative expenses is primarily attributable the reduction of payroll and stock compensation expenses.

Loss on impairment

For the three months ended September 30, 2019, the Company recorded an intangible asset impairment charge of $4.6 million related to the portfolio of CNS IPR&D assets, which represents the excess carrying value compared to the fair value. The impairment charge was the result of the sale of certain assets and prioritization for immuno-oncology development candidates.

Interest Expense

Interest expenses were $6.2 million and $1.5 million for the nine months ended September 30, 2020 and 2019 respectively.  The increase is primarily due to the accrual of default interest under the Default Notes.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the nine months ended September 30, 2020, the Company raised $5.7 million through a series of issuances of Convertible Notes. We anticipate that cash utilized for selling, general and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next 12 months, the Company will need to raise an additional $18 million of capital.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $580 million and cash of $350 thousand as of September 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies. Management has also implemented cost saving efforts, including reduction in executive salaries and reduced travel. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next nine months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2020.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of September 30, 2020 as a result of material weaknesses in internal control over financial reporting due to (i) inadequate segregation of duties, (ii) risks of executive override and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC regulation, in each case, as described in “Item 9A. Controls and Procedures” in the Company’s Form 10-K for the year ended December 31, 2019.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

The Company made the following issuances of its unregistered equity securities pursuant exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D promulgated thereunder that have not previously been reported:

●
During the nine months ended September 30, 2020, the Company issued 3,147,486 shares of common stock upon conversion of $629,497 in principal and interest on Convertible Notes.

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

Item 3.  Defaults Upon Senior Securities.

As of September 30, 2020, convertible notes totaling approximately $13.2 million are in default.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Theorem Settlement Agreement

On November 9, 2020, the Company, entered into a settlement agreement (the “Theorem Settlement Agreement”) with Adam Kasower (“Kasower”), East Ventures, Inc., A British Virgin Islands company (“East Ventures”), SV Booth Investments III, LLC, a Delaware limited liability company (“SV Booth”) and Theorem Group, LLC, a California limited liability company (“Theorem Group” and, collectively with Kasower, East Ventures and SV Booth, the “Claimants”) resolving all remaining disputes and claims between the parties pertaining to certain securities purchase agreements pursuant to which the Claimants purchased from the Company convertible warrants and preferred stock.

As a result of the Settlement Agreement, the Company has agreed to issue each Claimant a convertible note in the following amounts (the “Theorem Settlement Notes”):

Theorem Group	$303,726.40
East Venture	$112,788.48
Kasower	$500,078.58
SV Booth	$294,245.54

The Theorem Settlement Agreement also contains certain representations and warranties and covenants, including limitations on future variable rate transactions and “at-the-market offerings.”

Theorem Settlement Notes

The Theorem Settlement Notes are convertible, at the option of the applicable Claimant, at any time into shares of common stock at an initial conversion rate of $0.20 per share, subject to certain beneficial ownership limitations. The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. The Theorem Settlement Notes mature on January 31, 2021, and bear interest at a rate of 10% per annum, subject to increase to 18% per annum upon and during the occurrence of an event of default. Interest is payable in cash or, at the holder’s option, in shares of common stock based on the conversion price then in effect. The Company may not prepay the Theorem Settlement Notes without the prior written consent of the applicable Claimant.

The Theorem Settlement Notes contain a number of other affirmative and negative covenants and events of default (including events of default related to certain change of control and other fundamental change transactions). Following an event of default, the Theorem Settlement Notes will become immediately due and payable in cash at a mandatory default amount equal to 130% of the outstanding principal amount of the Theorem Settlement Notes plus all other amounts, costs and expenses due in respect of the Theorem Settlement Notes.

Resignation of Chief Financial Officer

On November 11, 2020, Steven Weldon resigned from the Board and from his office as Chief Financial Officer of the Company, effective immediately. His resignation was the result of general disagreement regarding the Company’s decision making process. Pursuant to Mr. Weldon’s Employment Contract, dated August 11, 2020, Mr. Weldon is only entitled to such stock options, restricted stock awards and other Company stock-based awards granted which have vested as of the date of his resignation. He is not entitled to any other compensation or benefits.

Appointment of New Interim Chief Financial Officer

Anthony Cataldo, Chief Executive Officer and Chairman of the Board, assumed the additional role of Chief Financial Officer on an interim basis, and will be succeeded as Chief Financial Officer on an interim basis by Michael Handelman immediately after the filing of this report.

Mr. Handelman became a Director of the GoooGreen, Inc. in August 2020, and Chairman of the Board of Directors and Secretary in September 2020. He has served as Chief Financial Officer of Clickstream Corporation since October 2015. He served as Chief Financial Officer of Lion Biotechnologies, Inc. from February 2011 until June 2015, and was a member of the Lion Bio Board of Directors from February 2013 until May 2013. Mr. Handelman served as the Chief Financial Officer and as a financial management consultant of Oxis International, Inc., a public company engaged in the research, development and commercialization of nutraceutical products, from August 2009 until October 2011. From November 2004 to July 2009, Mr. Handelman served as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., formerly a public company engaged in designing, developing, manufacturing and marketing wireless communications semiconductors, or microchips. Prior thereto, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a manufacturing company, and from July 1996 to July 1999 as Vice President and Chief Financial Officer of Janex International, Inc., a children’s toy manufacturer. Mr. Handelman was also the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise. Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

Mr. Handelman will receive a monthly consulting fee of $15,000.00.

Mr. Handelman has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, has no arrangement or understanding between him and any other person required to be disclosed pursuant to Item 401(b) of Regulation S-K and has no family relationships required to be disclosed pursuant to Item 401(d) of Regulation S-K.

Mr. Handelman has entered into a Consulting Agreement with the Company, effective as of November 13, 2020.

Appointment of New Directors

On November 12, 2020, the Board appointed Bruce Wendel, age 67, and Greg Berk, age 62, as directors of the Company. Following the filing of this Quarterly Report on Form 10-Q, Mr. Cataldo will resign as interim Chief Financial Officer, and Michael Handelman, age 61, will be appointed as the interim Chief Financial Officer in his place.

From April 2018 to May 2019, Mr. Wendel served as the Chief Business Development Officer for Prometic Biotherapeutics, Inc., a pharmaceutical development company. Mr. Wendel also served as Chief Strategic Officer of Hepalink USA, the U.S. subsidiary of Shenzhen Hepalink Pharmaceutical Company from February 2012 to July 2017, and Chief Executive Officer of Scientific Protein Laboratories, LLC from December 2014 to June 2015. He also served as a director of ProMetic Life Sciences Inc. and Vice Chairman and Chief Executive Officer at Abraxis BioScience, LLC, where he oversaw the development and commercialization of Abraxane® and led the negotiations that culminated in the acquisition of the company by Celgene Corporation in 2010. He began his 14 years with Bristol-Myers Squibb as in-house counsel before shifting to global business and corporate development, where he served in business and corporate development roles of increasing responsibility at American Pharmaceutical Partners, IVAX Corporation and Bristol-Myers Squibb. Mr. Wendel earned a juris doctorate degree from Georgetown University Law School, and a B.S. from Cornell University.

Mr. Wendel has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, has no arrangement or understanding between him and any other person required to be disclosed pursuant to Item 401(b) of Regulation S-K and has no family relationships required to be disclosed pursuant to Item 401(d) of Regulation S-K.

Prior to joining the Company, Dr. Berk has served as a private consultant in the field of drug development and is the Chief Medical Officer of Celularity, a privately owned company. Previously, he served as Chief Medical Officer at Verastem as and President, Chief Medical Officer and Board Member of Sideris Pharmaceuticals. From May 2012 until January 2014, Dr. Berk was Chief Medical Officer of BIND Therapeutics. Prior to this, he was Chief Medical Officer at Intellikine, a privately held biotechnology company focused on the discovery and development of novel PI3 Kinase and mTOR inhibitors. Intellikine was acquired by Takeda/Millennium in January 2012. He also served as Senior Vice President of Global Clinical Development at Abraxis BioScience, where he was responsible for the company’s overall clinical strategy, including efforts to expand the indications for their lead clinical program (Abraxane®). Dr. Berk obtained his medical degree from Case Western Reserve University, and completed his internship, residency and fellowship in internal medicine, hematology and medical oncology, at the Weill Medical College of Cornell University and New York Presbyterian Hospital, where he also served as a faculty member from 1989-2004. During this time Dr. Berk served as an investigator on several industry-sponsored and cooperative group oncology clinical trials, including the pivotal trials for Gleevec® and Avastin®.

Dr. Berk has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, has no arrangement or understanding between him and any other person required to be disclosed pursuant to Item 401(b) of Regulation S-K and has no family relationships required to be disclosed pursuant to Item 401(d) of Regulation S-K.

Mr. Wendel and Dr. Berk will each receive an annual stipend of $20,000.00 for director compensation, with Mr. Wendel receiving an additional $5,000.00 annually for chairing the Nominating Committee and $5,000.00 annually as a member of the Audit Committee, and Dr. Berk receiving an additional $5,000.00 annually for chairing the Compensation Committee and $5,000.00 annually as a member of the Nominating Committee. The Company will also grant stock awards of shares of common stock of the Company equal to 1.25%, in the case of Mr. Wendel, and 1.00%, in the case of Dr. Berk, of the number of fully diluted shares of common stock of the Company, calculated on the fully diluted equity of the Company upon the Company’s national exchange financing date.

Mr. Wendel and Dr. Berk have each entered into Board Service Agreements with the Company, effective as of November 11, 2020, which supplement the indemnification provisions of the Company’s bylaws and obligate the company to insure them both under the Company’s director and officer’s insurance policy.

Item 6.  Exhibits

			Incorporated by Reference
Exhibit	Description	Herewith	Form	Number	SEC File No.	Filing Date

10.4	Securities Purchase Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein		8-K	10.1	000-08092	07/09/20
10.5	Registration Rights Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein		8-K	10.2	000-08092	07/09/20
10.6	Form of Convertible Note (related to Securities Purchase Agreement, dated July 7, 2020)		8-K	4.1	000-08092	07/09/20
10.7	Form of Standstill and Forbearance Agreement, dated June 23, 2020, between the Company and certain holders of Convertible Notes		8-K	10.1	000-08092	06/23/20
10.8	Settlement Agreement, dated June 19, 2020, among GT Biopharma, Inc., Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, Anthony Cataldo and Paul Kessler		8-K	10.1	000-08092	06/19/20
10.9	Form of Convertible Note, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)		8-K	10.2	000-08092	06/19/20
10.10	Form of Pre-Funded Warrant to Purchase Common Stock, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)		8-K	10.3	000-08092	06/19/20
10.11	Employment agreement with Anthony Cataldo		10-Q/A	10.11	000-08092	8/18/20
10.12	Employment agreement with Steven Weldon		10-Q/A	10.12	000-08092	08/18/20
10.13	Form of Convertible Note (related to Securities Purchase Agreement, dated July 7, 2020)		8-K	4.1	000-08092	09/22/20
10.14	Securities Purchase Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein		8-K	10.1	000-08092	09/22/20
10.15	Cytovance Biologics, Inc. Master Services Agreement		8-K	10.1	000-08092	10/06/20
10.16	Form of Standstill and Forbearance Agreement Amendment No. 1, dated October 31, 2020, between the Company and certain holders of Convertible Notes		8-K	10.1	000-08092	11/04/20
10.17	Form of Convertible Note (related to Securities Purchase Agreement, dated November 4, 2020)		8-K	10.1	000-08092	11/09/20

10.18	Securities Purchase Agreement, dated November 4, 2020, among GT Biopharma, Inc. and the purchaser named therein		8-K	10.2	000-08092	11/09/20
10.19
Settlement Agreement, dated as of November 9, 2020, by and among Adam Kasower, East Ventures, Inc., A British Virgin Islands company, SV Booth Investments III, LLC, a Delaware limited liability company and Theorem Group, LLC, a California LLC and GT Biopharma Inc., a Delaware corporation.
X
10.20	Form of Settlement Note, dated November 9, 2020.	X
10.21	Steve Weldon Letter of Resignation, dated November 11, 2020	X
10.22	Board Service Agreement with Bruce Wendel, dated November 11, 2020	X
10.23	Board Service Agreement with Greg Berk, dated November 11, 2020	X
10.24	Consultant Agreement with Michael Handelman, dated November 13, 2020	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

GT Biopharma, Inc.

Dated: November 13, 2020	By:	/s/ Anthony Cataldo
Anthony Cataldo
Chief Executive Officer, Chief Financial Officer and Chairman of the Board