Form 10-K
period 2020-12-31
GT Biopharma, Inc.
filed 2021-04-16
CIK 109657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2020 was approximately $8.9 million. As of April 12, 2021, there were 28,393,960 shares of the registrant’s common stock, $0.001 par value, issued or issuable and outstanding.

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

ITEM 1. BUSINESS

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE™) fusion protein immune cell engager technology platform. Our TriKE platform generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically-targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKE can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization.

We are using our TriKE platform with the intent to bring to market immuno-oncology products that can treat a range of hematologic malignancies, sarcoma and solid tumors. The platform is scalable, and we are putting processes in place to be able to produce IND-ready moieties in a timely manner after a specific TriKE conceptual design. After conducting market and competitive research, specific moieties can then be advanced into the clinic on our own or through potential collaborations with larger companies. We are also evaluating, in conjunction with our Scientific Advisory Board, additional moieties designed to target different tumor antigens. We believe our TriKE may have the ability, if approved for marketing, to be used as a monotherapy, augment the current monoclonal antibody therapeutics, be used in conjunction with more traditional cancer therapy and potentially overcome certain limitations of current chimeric antigen receptor, or CAR-T, therapy.

We are also using our TriKE platform to develop therapeutics useful for the treatment of infectious disease such as for the treatment of patients infected by the human immunodeficiency virus (HIV). While the use of anti-retroviral drugs has substantially improved the health and increased the longevity of individuals infected with HIV, these drugs are designed to suppress virus replication to help modulate progression to AIDS and to limit further transmission of the virus. Despite the use of anti-retroviral drugs, infected individuals retain reservoirs of latent HIV-infected cells that, upon cessation of anti-retroviral drug therapy, can reactivate and re-establish an active HIV infection. For a curative therapy, destruction of these latent HIV infected cells must take place. The HIV-TriKE contains the antigen binding fragment (Fab) from a broadly-neutralizing antibody targeting the HIV-Env protein. The HIV-TriKE is designed to target HIV while redirecting NK cell killing specifically to actively replicating HIV infected cells. The HIV-TriKE induced NK cell proliferation, and demonstrated the ability in vitro to reactivate and kill HIV-infected T-cells. These findings indicate a potential role for the HIV-TriKE in the reactivation and elimination of the latently infected HIV reservoir cells by harnessing the NK cell’s ability to mediate the antibody-directed cellular cytotoxicity (ADCC).

Our initial work has been conducted in collaboration with the Masonic Cancer Center at the University of Minnesota under a program led by Dr. Jeffrey Miller, the Deputy Director. Dr. Miller is a recognized leader in the field of NK cell and IL-15 biology and their therapeutic potential. We have exclusive rights to the TriKE platform and are generating additional intellectual prop

Immuno-Oncology Platform

Tri-specific Killer Engagers (TriKEs)

The generation of chimeric antigen receptor, or CAR, expressing T cells from monoclonal antibodies has represented an important step forward in cancer therapy. These therapies involve the genetic engineering of T cells to express either CARs, or T cell receptors, or TCRs, and are designed such that the modified T cells can recognize and destroy cancer cells. While a great deal of interest has recently been placed upon chimeric antigen receptor T, or CAR-T, therapy, it has certain limitations for broad potential applicability because it can require an individual approach that is expensive and time consuming, and may be difficult to apply on a large scale. NK cells represent an important immunotherapeutic target as they are involved in tumor immune-surveillance, can mediate antibody- dependent cell-mediated cytotoxicity (ADCC), contain pre-made granules with perforin and granzyme B and can quickly secrete inflammatory cytokines, and unlike T cells they do not require antigen priming and can kill cells in the absence of major histocompatibility complex (MHC) presentation of antigens. We believe there is a continued medical need for targeted immuno-oncology therapies that can have the potential to be dosed in a patient-friendly outpatient setting, can be used on a stand-alone basis, augment the current monoclonal antibody therapeutics or be used in conjunction with more traditional cancer therapy. We believe our TriKE constructs have this potential and therefore we have generated, and intend to continue to generate, a pipeline of product candidates to be advanced into the clinic on our own or through potential collaborations with larger companies.

GTB-3550 TriKE™ and GTB-3550 TriKE™ Phase I/II Clinical Trial

GTB-3550 is the Company's first TriKE™ product candidate which is a single-chain, tri-specific recombinant fusion protein construct composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. The GTB-3550 Phase I/II clinical trial for treatment of patients with CD33-expressing, high risk myelodysplastic syndromes, refractory/relapsed acute myeloid leukemia or advanced systemic mastocytosis opened for patient enrollment September 2019. The clinical trial is being conducted at the University of Minnesota’s Masonic Cancer Center in Minneapolis, Minnesota under the direction of Dr. Erica Warlick. Additional clinical trial sites planned as we progress to the Phase II expansion part of the clinical trial.

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

Unlike full-length antibodies, TriKE constructs are composed of a single-chain fusion protein that binds the CD16 receptor of NK cells directly producing a potent and lasting cytotoxic killing response, interleukin 15 (IL-15) to promote NK cell activation, persistence and proliferation, and a cancer cell targeting moiety. An additional benefit TriKE may have been attractive biodistribution, as a consequence of their smaller size, which we expect to be important in the treatment of solid tumors. In addition to these advantages, TriKE is designed to be non-immunogenic, have appropriate clearance properties, and can be engineered quickly to target a variety of tumor antigens.

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

The TriKE constructs were also tested against three separate human tumor cell lines: HL-60 (promyelocitic leukemia), Raji (Burkitt’s lymphoma), and HT29 (colorectal adenocarcinoma), in addition to a model for ovarian cancer. All cell lines contained the Luc reporter to allow for in vivo imaging of the tumors. These systems were used to show in vivo efficacy of BiKE (1633) and TriKE (GTB-3550) against relevant human tumor targets (HL-60-luc) over an extended period of time. The system consisted of initial conditioning of mice using radiation (250-275 cGy), followed by injection of the tumor cells (I.V. for HL-60-luc and Raji-luc, intra-splenic for HT29-luc and IP for ovarian for MA-148-luc), a three-day growth phase, injection of human NK cells, and repeated injection of the drugs of interest, BiKE and TriKE (three to five times a week). Imaging was carried out at day 7, 14, and 21, and extended as needed.

Figure A below shows the results (tumor burden and mortality) when dosing NK cells alone (top panel), the BiKE version (lacking IL-15) of GTB-3550 (middle panel; called 1633), and the TriKE, GTB-3550 (bottom panel; then called 161533) in the above human tumor model, HL-60-luc. In the NK-cell-only arm, two out of the five mice were dead by day 21 with two of the surviving mice having extensive tumor burden as depicted by the colored images. In contrast, all five mice in each of the BiKE and TriKE arms survived. In addition, the tumor burden in the TriKE-treated mice was significantly less than in the BiKE-treated mice, demonstrating the improved efficacy from NK cells in the TriKE-treated mice.

Based on these results, and others, the IND for GTB-3550 was filed in June 2017 by the University of Minnesota. FDA requested that additional preclinical toxicology be conducted prior to initiating clinical trials. The FDA also requested some additional information and clarifications on the manufacturing (CMC) and clinical packages. The requested additional information and clarifications were completed and incorporated by us into the IND in eCTD format. We filed the IND amendment in June 2018 and announced on November 1, 2018 that we had received notification from the FDA that the IND was open and the Company was authorized to initiate a first-in-human Phase 1 study with GTB-3550 in AML, MDS and severe mastocytosis. We began the Phase 1 clinical trial in September 2019.

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

Targeting Solid Tumors and Other Potentially Attractive Characteristics

Unlike full-length antibodies, TriKE is composed of a single-chain fusion protein that binds the CD16 receptor of NK cells directly producing a potentially more potent and lasting response as demonstrated by preclinical studies. An additional benefit due to the smaller size of TriKE is enhanced biodistribution which we expect to be important in the treatment of solid tumors. In addition to these potential advantages, TriKE is designed to be non-immunogenic, have appropriate clearance properties and can be engineered quickly to target a variety of tumor antigens. We believe these attributes make them an ideal pharmaceutical platform for potentiated NK cell-based immunotherapies and have the potential to overcome some of the limitations of CAR-T therapy and other antibody therapies.

Examples of our earlier stage solid tumor targeting product candidates are focused on EpCAM, Her2, Mesothelin (mesothelioma and lung adenocarcinoma), and CD133 alone and in combination. We believe certain of these constructs have the potential to target prostate, breast, colon, ovarian, liver, and head and neck cancers. Depending on the availability of drug supply, we hope to initiate human clinical testing for certain of our solid tumor product candidates in 2021.

Efficient Advancement of Potential Future Product Candidates --Production and Scale Up

We are using our TriKE platform with the intent to bring to market multiple immuno-oncology products that can treat a range of hematologic malignancies, sarcomas and solid tumors. The platforms are scalable, and we are currently working with several third parties investigating the optimal GMP production expression system for TriKE constructs.

We believe TriKE will have the ability, if approved for marketing, to be used on a stand-alone basis, augment the current monoclonal antibody therapeutics, or be used in conjunction with more traditional cancer therapy and potentially overcome certain limitations of current chimeric antigen receptor, or CAR-T, therapy.

Immuno-Oncology Product Candidates

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

About High-Risk Myelodysplastic Syndromes

MDS is a rare form of bone marrow-related cancer caused by irregular blood cell production within the bone marrow. As a result of this irregular production, MDS patients do not have sufficient normal red blood cells, white blood cells and/or platelets in circulation. High-risk MDS is associated with poor prognosis, diminished quality of life, and a higher chance of transformation to acute myeloid leukemia. Approximately 40% of patients with High-Risk MDS transform to AML, another aggressive cancer with poor outcomes.

About Acute Myeloid Leukemia

Acute myeloid leukemia is a type of cancer in which the bone marrow makes abnormal myeloblasts (a type of white blood cell), red blood cells, or platelets. According to the National Cancer Institute (NCI), the five-year survival rate is about 35% in people under 60 years old, and 10% in people over 60 years old. Older people whose health is too poor for intensive chemotherapy have a typical survival of five to ten months. AML accounts for roughly 1.8% of cancer deaths in the United States.

About GTB-3550 TriKE™ Clinical Trial

We opened our GTB-3550 Phase I/II clinical trial in September 2019, and enrolled our first patient in January 2020. Patients with CD33+ malignancies (primary induction failure or relapsed AML with failure of one reinduction attempt or high-risk MDS progressed on two lines of therapy) age 18 and older are eligible (ClinicalTrials.gov Identifier NCT03214666). The primary endpoint is to identify the maximum tolerated dose (MTD) of GTB-3550 TriKE™. Correlative objectives include the number, phenotype, activation status and function of NK cells and T cells.

Our Strategy

Our goal is to be a leader in immuno-oncology therapies targeting a broad range of indications including hematological malignancies, sarcoma and solid tumors. Key elements of our strategy are to:

Rapidly advanced our Tri-specific Killer Engagers (TriKEs), GTB-3550 and GTB-C3550

Our TriKE product candidates have the potential to be groundbreaking therapies targeting a broad range of hematologic malignancies, sarcomas and solid tumors. We are preparing to study GTB-3550, an anti-CD16-IL-15-anti-CD33 TriKE in CD33 positive leukemias, a marker expressed on tumor cells in AML, MDS and other myeloid malignancies. We began a Phase 1 clinical trial in September 2019 and enrolled our first patient in January 2020 for patients with relapsed/refractory AML. The Phase 1 trial will be a dose finding study. We expect this will be closely followed by Phase 2 trials to determine the most efficacious dosing and cycles with the aim to maximize efficacy while minimizing on-target, off-disease adverse events.

GTB-C3550 is a next-generation, follow-on, to our lead TriKE, GTB-3550. GTB-3550 studies will help inform the development of GTB-C3550. We believe this will de-risk the GTB-C3550 program as the data being generated will help to make informed decisions on which, or both, will be brought into later phase studies and in which patient populations.

Utilize our TriKE platform technologies to develop a robust pipeline of targeted immuno-oncology products targeting a wide range of hematologic malignancies, sarcomas and solid tumors for development on our own and through potential collaborations with larger pharmaceutical companies

We are using our TriKE platform with the intent to bring to market multiple, targeted, off-the-shelf therapies that can treat a range of hematologic malignancies, sarcomas and solid tumors. The platforms are scalable and we are currently working with several third parties investigating the optimal expression system of the TriKE constructs which we expect to be part of a process in which we are able to produce IND-ready moieties in approximately 90-120 days after the construct conceptual design. After conducting market and competitive research, specific moieties can then be rapidly advanced into the clinic on our own or through potential collaborations with larger pharmaceutical companies.

We believe our TriKE will have the ability, if approved for marketing, to be used on a stand-alone basis, augment the current monoclonal antibody therapeutics, or be used in conjunction with more traditional cancer therapy and potentially overcome certain limitations of current chimeric antigen receptor, or CAR-T, therapy.

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

Employees

As of December 31, 2020, we had three employees. Many of our activities are outsourced to consultants who provide services to us on a project basis. As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

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

During the year ended December 31, 2020, the Company reported a net loss of $28.3 million and as of December 31, 2020, we had an accumulated deficit of $596 million. We have not generated any significant revenue to date and are not profitable, and have incurred losses in each year since our inception. We do not expect to generate any product sales or royalty revenues for at least four years. We expect to incur significant additional operating losses for the foreseeable future as we expand research and development and clinical trial efforts.

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

●
the accuracy of the assumptions underlying our estimates for capital needs in 2021 and beyond;

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

Research and Development Investment

Our currently projected expenditures for 2021 include approximately $12 million to $15 million for research and development. The actual cost of our programs could differ significantly from our current projections if we change our planned development process. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

If we violate regulatory requirements at any stage, whether before or after we obtain marketing approval, the FDA may take enforcement action(s) against us, which could include issuing a warning or untitled letter, placing a clinical hold on an ongoing clinical trial, product seizure, enjoining our operations, refusal to consider our applications for pre-market approval, refusal of an investigational new drug application, fines, or even civil or criminal liability, any of which could materially harm our reputation and financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post marketing trials to provide additional evidence of safety and effectiveness. In addition, if we or others identify side effects after any of our adoptive therapies are on the market, or if manufacturing problems occur, regulators may withdraw their approval and reformulations, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

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

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of healthcare pharmaceutical companies and others in the healthcare space, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, have made it easier for private parties to bring quitam (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. In addition, the Affordable Care Act amended the federal civil False Claims Act to provide that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false-claims provision. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen "relators" under federal or state false claims laws. Any future investigations of our business or executives, or enforcement action or prosecution, could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.

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

We will have only limited control over the activities of the CRO we will engage to conduct our clinical trials including the University of Minnesota for our phase 1/2 clinical trial for GTB-3550. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any CRO does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices, or GCPs, for all of our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMPs. Our or our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

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

Our common stock is now listed for trading on the Nasdaq Capital Market under the trading symbol “GTBP”; historically, however, there has been a limited public market for our common stock. We cannot assure you that an active trading market for our common stock will develop or be sustained. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

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

●
changes in accounting principles.

Our outstanding warrants may affect the market price of our common stock.

As of April 12, 2021, we had approximately 28.4 million shares of common stock outstanding and issued or issuable and had outstanding warrants for the purchase of up to approximately 78,400 additional shares of common stock at an exercise price of $3.40 per share, warrants for the purchase of up to approximately 4,268,280 additional shares of common stock at an exercise price of $5.50 per share and warrants for the purchase of up to approximately 247,250 additional shares of common stock at an exercise price of $6.875 per share, all of which are exercisable as of the date of this prospectus (subject to certain beneficial ownership limitations). The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have research coverage by only one securities analyst, and we may never obtain research coverage by additional analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our common stock may be negatively affected. In the event that we receive additional securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

ITEM 3. LEGAL PROCEEDINGS

On December 24, 2018, Empery Asset Master, Empery Tax Efficient, LP, and Empery Tax Efficient II, LP (collectively, “Plaintiffs) filed in the N.Y. Supreme Court, Index No. 656408/2018, alleging causes of action against the Company for Breach of Contract, Liquidated Damages, Damages, and Indemnification. The claims arose out of a securities purchase agreement entered into between Plaintiffs and the Company pursuant to which the Company issued convertible notes and warrants to Plaintiffs in or around January 2018. Plaintiffs allege, inter alia, that the Company failed to pay Plaintiffs’ outstanding principal on or before the July 23, 2018 maturity date of said notes, failed to convert a portion of said notes in response to Plaintiffs’ conversion notice, and failed to timely adjust the exercise price of said warrants. At issue are notes issued to Plaintiffs in the aggregate principal amount of approximately $2.2 million and warrants representing the right of Plaintiffs to acquire an aggregate of 480,352 shares of common stock in the Company. On or about June 19, 2020, the parties settled the litigation including the execution of a settlement agreement and mutual release. The litigation was dismissed with prejudice on or about June 24, 2020.

On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion, an individual (“Lion”), and by Daniel Vallera, an individual (“Vallera”). Lion and Vallera are referred to jointly as the “Plaintiffs”. The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. (either of them or jointly, the “Company”). The Plaintiffs allege breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. Lion alleges breach of a consulting agreement between Lion and the Company entered into on or about September 1, 2015. Vallera alleges breach of a consulting agreement between Vallera and the Company entered into in or around October, 2018. The complaint seeks actual damages of $1,670,000, for the fair market value of the number of shares of GT Biopharma, Inc. that at the time of judgment represent 15,000,000 shares of such stock as of September 1, 2015, and that GT Biopharma, Inc. issue Lion the number of common shares of GT Biopharma, Inc. that at the time of judgment represent 15,000,000 such shares as of September 1, 2015. The Company filed an answer to the complaint denying many allegations and asserting affirmative defenses. Discovery has commenced, and trial is scheduled for May 22, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Capital market under the trading symbol “GTBP.” Until May 2009, our common stock was traded on the OTC Bulletin Board (“OTCBB”) under the symbol “OXIS.” From May 20, 2009 until March 11, 2010, our common stock was traded on Pink OTC Markets Inc. trading platform under the symbol “OXIS.” From January 2015 to August 2017, our common stock is quoted on the OTCQB under the “OXIS” trading symbol. From August 2017 to February 11, 2021, our common stock has been quoted on the OTCQB under the “GTBP” trading symbol.

Our common stock is also quoted on several European based exchanges including Berlin (GTBP.BE), Frankfurt (GTBP.DE), the Euronext (GTBP.NX) and Paris, (GTBP.PA).

Stockholders

As of March 22, 2021 there were 51 stockholders of record, which total does not include stockholders who hold their shares in “street name.” The transfer agent for our common stock is ComputerShare, whose address is 8742 Lucent Blvd., Suite 225, Highland Ranch, CO 80129.

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

Recent Issuances of Unregistered Securities

The Company made the following issuances of its unregistered securities pursuant exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder:

  ●
In November 2020, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company issues convertible notes in an aggregate principal amount of $350,000, which notes are convertible into the Company’s common stock at an initial conversion price of $0.20 per share.

  ●
In December 2020 and January 2021, the Company entered into securities purchase agreements with certain purchasers pursuant to which the Company issues convertible notes in an aggregate principal amount of $8,985,000, which notes are convertible into the Company’s common stock at an initial conversion price of $0.20 per share.

In addition, the Company made the following issuances of its unregistered common stock pursuant exemptions from the registration requirements of the Securities Act:

●
11,386,435 shares of common stock in connection with (i) the conversion of the Company’s convertible notes or debentures and (ii) payments of interest in lieu of cash with respect to the Company’s convertible notes or debentures;

●
83,825 shares of common stock in connection with the exercise of certain settlement warrants on or after February 16, 2021;

●
692,220 shares of common stock in connection with the conversion of all outstanding shares of Series J-1 Preferred Stock on February 23 and March 17, 2021;

●
5,491,638 shares of common stock to certain of the Company’s directors, executive officers and consultants as compensatory bonuses after completion of the successful listing on the Nasdaq Capital Markets on February 11, 2021;

●
576,720 shares of common stock upon exercise of warrants for cash subsequent to December 31, 2020

●
 Subsequent to December 31, 2020, the Company issued 4,945,000 of shares of its common stock in exchange for cash

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE™) technology platform. Our TriKE platform generates proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically-targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKE is composed of recombinant fusion proteins and interleukin 15 (IL-15), can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization.

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $595,628,000 through December 31, 2020. On a consolidated basis, the Company had cash and cash equivalents of $5,297,000 at December 31, 2020. Because our lack of funds, we will have to raise additional capital in order to fund our selling, general and administrative, and research and development expenses. There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan. The consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations.

During the year ended December 31, 2020, the Company believes the COVID-19 pandemic did impact its operating results. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including the temporary closure of its corporate office and having team members work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Corporate Developments

TriKE Agreements

In March 2017, we entered a new one-year Sponsored Research Agreement with the University of Minnesota. The purpose of this agreement is to determine toxicities and in vivo behavior in our TriKE technology, which we license from the University of Minnesota.

In June 2017, we entered into a co-development partnership agreement with Altor BioScience Corporation in which we will collaborate exclusively in the clinical development of a novel 161533 TriKE fusion protein for cancer therapies using our TriKE technology.

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

Financing

	December 31, 2020	December 31, 2019

A. Notes payable issued for cash	$24,085,000	$12,998,000
B. Notes payable issued for settlement agreements	2,528,000	300,000
C. Notes payable issued for forbearance agreements	3,849,000	-
D. Notes payable issued for consulting services	360,000	-
	$30,822,000	$13,298,000

A.
Notes Payable Issued for Cash

As part of the Company’s financing activities, the Company issued convertible notes payable in exchange for cash. These notes payable are unsecured, bear interest at a rate of 10% per annum, mature in six months up to one year from the date of issuance, and are convertible to common stock at an average conversion rate of $19.65 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2018, outstanding balance of these notes payable amounted to $10,673,000.

During the year ended December 31, 2019, the Company issued similar notes payable in the aggregate of $3,827,000 in exchange for cash. These notes payable are unsecured, bear interest at a rate of 10% per annum mature in six months up to one year from the date of issuance, and are convertible to common stock at an average conversion rate of $5.74 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions.

In addition, during 2019, notes payable of $1,502,000 were converted to 205,000 shares of common stock.

As of December 31, 2019, outstanding balance of these notes payable issued for cash amounted to $12,998,000.

During the year ended December 31, 2020, the Company issued similar notes payable in the aggregate of $12,531,000 in exchange for cash. These notes payable are unsecured, bear interest at a rate of 10% per annum, mature in six months up to one year from the date of issuance, and are convertible to common stock at a conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. In addition, during 2020, notes payable of $1,444,000 plus accrued interest were converted to 478,510 shares of common stock.

As of December 31, 2020, outstanding balance of these notes payable issued for cash amounted to $24,085,000. In addition, total notes payable matured and past due as of December 31, 2020 amounted to $16,111,000.

B. Notes Payable Issued for Settlement Agreements

During the year ended December 31, 2019, the Company issued notes payable of $300,000 as part of a debt settlement agreement. The notes are unsecured, bear interest at a rate of 10%, mature in six months up to one year from the date of issuance, and are convertible to common stock at a conversion rate of $10.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions.

As of December 31, 2019, outstanding balance of notes payable issued for settlement agreements amounted to $300,000.

During the year ended December 31, 2020, the Company entered into settlement agreements with certain unrelated parties to resolve claims and disputes pertaining to certain debt and equity instruments issued by the Company to these parties in prior years.

As part of the agreement, the Company agreed to the following considerations:

a. Issuance of convertible notes payable in the aggregate of $2,228,000. The notes are unsecured, bear interest at a rate of 10%, mature in six months up to one year from the date of issuance, and are convertible to common stock at a conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions;
b. Cash payment of $380,000;
c. Issuance of 262,353 shares of common stock with a fair value of $1,225,000; and
d. Issuance of warrants to purchase 323,529 shares of common stock. The warrants are fully vested, exercisable at $3.40 per share and will expire in five years with an estimated fair value of $1,021,000 using a BlackScholes option price model.

As of December 31, 2020, outstanding balance of these notes payable for settlement agreements amounted to $2,528,000. In addition, total notes payable matured and past due as of December 31, 2020 amounted to $518,000.

C. Notes Payable Issued for Forbearance Agreements

On June 23, 2020, the Company entered into Standstill and Forbearance Agreements (collectively, the “Forbearance Agreements”) with the holders of $13.2 million aggregate principal amount of the Convertible Notes (the “Default Notes”), which were in default. Pursuant to the Forbearance Agreements, the holders of the Default Notes agreed to forbear from exercising their rights and remedies under the Default Notes (including declaring such Default Notes (together with any default amounts and accrued and unpaid interest) immediately due and payable) until the earlier of (i) the date that the Company completes a future financing in the amount of $15 million and, in connection therewith, commences listing on NASDAQ (collectively, the “New Financing”) or (ii) January 31, 2021 (the “Termination Date”).

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

In exchange for the forbearance agreement, the Company agreed to the following considerations:

a. Amendment of the $13.2 million Default Notes (together with default amounts and accrued and unpaid interest) to include a provision that will convert these notes payable into common stock upon the closing of a New Financing at a conversion price equal to the lesser of (i) the conversion price in effect for the Default Notes on the date of such New Financing or (ii) 75% of the lowest per share price at which common stock is or may be issued in connection with such New Financing, in each case, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). Shares of the Company’s preferred stock, which are convertible into the Company’s common stock, will be issued in lieu of common stock to the extent that conversion of the Default Notes is prohibited by such beneficial ownership limitations.

b. Amendment of warrants granted to certain noteholders in prior year to include the following terms: (i) the exercise price of all warrants to purchase common stock held by holders of the Default Notes will be reduced to equal the conversion price of the Default Notes and (ii) the number of shares of common stock underlying such warrants shall be increased so that the total exercise price of all such warrants after the decrease in the exercise price equals the total exercise price of all such warrants prior to the decrease in the exercise price. Further, the expiration date of all such warrants shall be extended for three years following the closing date of any New Financing.

c. Issuance of notes payable in the aggregate of $3,955,000. The notes are unsecured, bear interest at a rate of 10% per annum, mature in six months up to one year from the date of issuance, and are convertible to common stock at a conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions.

As of December 31, 2020, outstanding balance of the notes payable amounted to $3,849,000. Total notes payable matured and past due as of December 31, 2020 amounted to $135,000.

D. Notes Payable issued for Consulting Agreements

During the year ended December 31, 2020, the Company issued notes payable of $360,000 in exchange for consulting services. The notes are unsecured, bears interest at a rate of 10%, matures in one year from the date of issuance and convertible to common stock at a conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions.
As of December 31, 2020, outstanding balance of these notes payable amounted to $360,000. In addition, total notes payable matured and past due as of December 31, 2020 amounted to $20,000.

Subsequent to December 31, 2020, convertible notes and accured in interest aggregating $38,714,000 were converted into 11,386,435 shares of common stock at conversion prices.

Subsequent to December 31, 2020, the Company issued 4,945,000 shares of its common stock to investors for net cash proceeds of $24,882,000 pursuant to our February 2021 Offering Circular.

Subsequent to December 31, 2020, the Company issued 660,545 shares of common stock upon exercise of warrants for cash proceeds of $3,200,000.

Subsequent to December 31, 2020, the Company issued convertible notes payable in the aggregate of $1,205,000 in exchange for each. The Company also issued notes payable of $545,000 to a related party. The Company is currently in the process of determining the appropriate accounting for these notes payable totaling $2,275,000.

Subsequent to December 31, 2020, the Company issued convertible notes payable for cash proceeds of $1,205,000. The Company is currently in the process of determining the appropriate accounting for these notes payable.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

Research and Development Expenses

During the year ended December 31, 2020 and 2019, we incurred $485 thousand and $1.7 million of research and development expenses, respectively. Research and development costs decreased due primarily to the reduction of employee, consultant and preclinical expenses. We anticipate our direct clinical and preclinical costs to increase significantly in 2021, totaling approximately $12 to $15 million, as we have initiated the Phase 1 clinical trial of our most advanced TriKe product candidate, GTB-3550 and anticipate entering Phase II in late second quarter of 2021.

Selling, general and administrative expenses

During the year ended December 31, 2020 and 2019, we incurred $6.3 million and $9.8 million of selling, general and administrative expenses, respectively.  The decrease in selling, general and administrative expenses is primarily attributable the reduction of payroll and stock compensation expenses.

Loss on impairment

For the year ended December 31, 2019, the Company entered into an Asset Purchase Agreement (the “Agreement”), pursuant to which the Company sold its rights, titles and interests, including associated patents, to the pharmaceutical product designated by the Company as GTB-004 (the “Product”). Under the Agreement, the Product was purchased by DAS Therapeutics, Inc. who the Company believes was well positioned to take over the clinical development of the Product including obtaining timely approval by the FDA.

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

There was no similar transaction for the year ended December 31, 2020.

Loss on disposal of assets

During the year ended December 31, 2020 and 2019, we incurred $0 and $20.5 million of loss on impairment, respectively.  For the year ended December 31, 2019, the Company recorded an intangible asset impairment charge of $20.5 million related to the portfolio of CNS IPR&D assets, which represents the excess carrying value compared to the fair value. The impairment charge was the result of the sale of certain assets and prioritization for immuno-oncology development candidates. Company experienced changes in key senior management, led by the appointment of a CEO with extensive experience in oncology drug development. These changes resulted in the prioritization for immuno-oncology development candidates relative to the CNS development candidates acquired from Georgetown Translational Pharmaceuticals. In conjunction with these strategic changes, limited internal resources have delayed the development of the CNS IPR&D assets. The limited resources, changes in senior leadership, and favorable market conditions for immuno-oncology development candidates have resulted in the Company choosing to focus on development of its immuno-oncology portfolio.

There was no similar transaction for the year ended December 31, 2020.

Interest Expense

Interest expenses were $3.0 million and $2.1 million for the years ended December 31, 2020 and 2019 respectively.  The increase is primarily due to the increase in convertible notes payable as well as accrual of default interest from 10% to 8% of past due convertible notes payables.

Loss on legal settlements

Loss on legal settlements were $5.4 million and $0 million for the years ended December 31, 2020 and 2019 respectively.  The increase is primarily due to legal settlements the Company entered into during the year ended December 31, 2020 as compared to none in the year ended December 31, 2019.

Loss on forbearance agreement

Loss on forbearance settlement were $12.6 million and $0 million for the years ended December 31, 2020 and 2019 respectively.  The increase is primarily due to loss on extinguishment as a result of the change in fair value of debt and equity instruments modified as a result of the forbearance settlement the Company entered into in during the year ended December 31, 2020 as compared to none in the year ended December 31, 2019.

Amortization of debt discount

Amortization of debt discount were $0.3 million and $0 million for the years ended December 31, 2020 and 2019 respectively.  The increase is primarily due to the increase in debt discount recorded on new convertible notes payable the Company entered into in during the year ended December 31, 2020 as compared to none in the year ended December 31, 2019.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the year ended December 31, 2020, the Company raised $12.5 million through a series of issuances of Convertible Notes as compared to $3.5 million during the year ended December 31, 2019. We anticipate that cash utilized for selling, general and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities. Subsequent to December 31, 2020, the Company raised additional funding of $27.2 million through an equity financing in February 2021.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and has cash 5.3 million as of December 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Reverse Stock Split

On February 10, 2021, the Company completed a 1:17 reverse stock split of the Company's issued and outstanding shares of common stock and all fractional shares were rounded up. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, valuation of notes payable, assumptions used in deriving the fair value of derivative liabilities, share-based compensation and beneficial conversion feature of notes payable, and valuation of deferred tax assets. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for share-based awards to employees and nonemployees and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting, period.

The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using a its own historical stock price volatility. The expected term of the instrument is estimated by using the simplified method to estimate expected term. The risk-free interest rate is estimated using comparable published federal funds rates.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal accounting officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2020. Based on that evaluation we have concluded that because a material weakness in the Company’s internal control over financial reporting existed as of December 31, 2020, that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K. The material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

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

As of December 31, 2020, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2020. The most significant issues identified were:

1) lack of segregation of duties due to very small staff and significant reliance on outside consultants,
2) risks of executive override also due to lack of established policies, and limited employee staff and
3) insufficient written policies and procedures for accounting and financial reporting for the requirements and application of GAAP and SEC Guidelines.

Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2020. As the company’s operations increase, the company intends to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Such measures will include, but not be limited to hiring of additional employees in its finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 23, 2021, 5,491,638 shares of common stock were issued to certain of the Company’s directors, executive officers and consultants as compensatory bonuses pursuant to the exemption contained in Section 4(a)(2) of the Securities Act after completion of the successful listing on the Nasdaq Capital Markets on February 11, 2021.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 31, 2021. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Anthony J. Cataldo	68	Chief Executive Officer and Chairman of the Board
Michael Handelman	62	Chief Financial Officer
Bruce Wendel	67	Vice Chairman of the Board
Greg Berk	62	Director
Michael Breen	58	Director
Rajesh Shrotriya	76	Director

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

Michael Handelman was appointed Chief Financial Officer on November 13, 2020. Mr. Handelman is Chairman of the Board of Directors and Secretary of GoooGreen, Inc. He previously served as Chief Financial Officer of Clickstream Corporation since October 2015. He served as Chief Financial Officer of Lion Biotechnologies, Inc. from February 2011 until June 2015, and was a member of the Lion Bio Board of Directors from February 2013 until May 2013. Mr. Handelman served as the Chief Financial Officer and as a financial management consultant of Oxis International, Inc., a public company engaged in the research, development and commercialization of nutraceutical products, from August 2009 until October 2011. From November 2004 to July 2009, Mr. Handelman served as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., formerly a public company engaged in designing, developing, manufacturing and marketing wireless communications semiconductors, or microchips. Prior thereto, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a manufacturing company, and from July 1996 to July 1999 as Vice President and Chief Financial Officer of Janex International, Inc., a children’s toy manufacturer. Mr. Handelman was also the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise. On October 24, 2019 Mr. Handelman filed a petition in bankruptcy, which was subsequently dismissed on December 16, 2019. Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

Bruce Wendel was appointed as a director on November 12, 2020. From April 2018 to May 2019, Mr. Wendel served as the Chief Business Development Officer for Prometic Biotherapeutics, Inc., a pharmaceutical development company. Mr. Wendel also served as Chief Strategic Officer of Hepalink USA, the U.S. subsidiary of Shenzhen Hepalink Pharmaceutical Company from February 2012 to July 2017, and Chief Executive Officer of Scientific Protein Laboratories, LLC from December 2014 to June 2015. He also served as a director of ProMetic Life Sciences Inc. and Vice Chairman and Chief Executive Officer at Abraxis BioScience, LLC, where he oversaw the development and commercialization of Abraxane® and led the negotiations that culminated in the acquisition of the company by Celgene Corporation in 2010. He began his 14 years at Bristol-Myers Squibb as in-house counsel before shifting to global business and corporate development where he served in roles of increasing responsibility. Subsequently, he was VP of Business Development at IVAX Corporation, and at American Pharmaceutical Partners, Inc. Mr. Wendel earned a juris doctorate degree from Georgetown University Law School, and a B.S. from Cornell University.

Dr. Greg Berk was appointed as a director on November 12, 2020. Prior to joining the Company, Dr. Berk has served as a private consultant in the field of drug development and is the Chief Medical Officer of Celularity, a privately owned company. Previously, he served as Chief Medical Officer at Verastem as and President, Chief Medical Officer and Board Member of Sideris Pharmaceuticals. From May 2012 until January 2014, Dr. Berk was Chief Medical Officer of BIND Therapeutics. Prior to this, he was Chief Medical Officer at Intellikine, a privately held biotechnology company focused on the discovery and development of novel PI3 Kinase and mTOR inhibitors. Intellikine was acquired by Takeda/Millennium in January 2012. He also served as Senior Vice President of Global Clinical Development at Abraxis BioScience, where he was responsible for the company’s overall clinical strategy, including efforts to expand the indications for their lead clinical program (Abraxane®). Dr. Berk obtained his medical degree from Case Western Reserve University, and completed his internship, residency and fellowship in internal medicine, hematology and medical oncology, at the Weill Medical College of Cornell University and New York Presbyterian Hospital, where he also served as a faculty member from 1989-2004. During this time Dr. Berk served as an investigator on several industry-sponsored and cooperative group oncology clinical trials, including the pivotal trials for Gleevec® and Avastin®.

Michael Breen was appointed as a director on January 13, 2021.Prior to joining the Company, Mr. Breen served as a senior partner in the global law firm of Clyde & Co., specializing in all aspects of corporate law, including mergers and acquisitions and fund management regulatory issues, which included advising clients in the biotechnology and health sciences sectors. Prior to joining Clyde & Co., Mr. Breen served as a senior partner and managing partner in the London law firm of Edward Lewis. Prior to his time at Edward Lewis, he was also a partner at Robert Gore & Company. Between 2002 and 2005, Mr. Breen was managing director of the Sports and Entertainment Division of Insinger de Beaufort Bank, a Dutch private banking, asset management and trust group. From 2001 to 2007 Mr. Breen also served as a non-executive director and co-owner of Damon Hill Holdings Limited, a multi franchise motor dealer group. Mr. Breen also serves as a director of a Los Angeles based hedge fund, Bristol International Fund, Limited and a Cayman Islands fund, Bristol Investment Fund, Limited. He also serves as a director of Wizard Brands Inc., an OTCQB Bulletin Board company. Mr. Breen is also a non-executive director and co-owner of Colorsport Images Limited, a sports photographic agency and library. He is the Chair of Trustees of Sturts Community Trust, a charity which brings together a diverse range of social initiatives centered around a sustainable 90 acre organic biodynamic farm offering land based work opportunities and individualized support and dwellings for adults with a learning disability. Mr. Breen is a U.K. qualified solicitor/attorney who holds an Honours LL.B. degree in law from the University College of Wales, Aberystwyth and qualified as a solicitor of the Supreme Court of Judicature of England and Wales in 1988. Mr. Breen is a former member of the International Bar Association, British Association for Sport and the Law, Law Society of England and Wales, and Holborn Law Society.

Dr. Rajesh Shrotriya was appointed as a director on January 13, 2021. Prior to joining the Company, until 2017, Dr. Shrotriya served as Chairman of the Board and Chief Executive Officer of Spectrum Pharmaceuticals, Inc. from August 2002 and a director since June 2001. From September 2000 to April 2014, Dr. Shrotriya also served as President of Spectrum Pharmaceuticals, Inc. and from September 2000 to August 2002, Dr. Shrotriya also served as Chief Operating Officer of Spectrum. Prior to joining Spectrum, Dr. Shrotriya held the position of Executive Vice President and Chief Scientific Officer from November 1996 until August 2000, and as Senior Vice President and Special Assistant to the President from November 1996 until May 1997, for SuperGen, Inc., a publicly-held pharmaceutical company focused on drugs for life-threatening diseases, particularly cancer. From August 1994 to October 1996, Dr. Shrotriya held the positions of Vice President, Medical Affairs and Vice President, Chief Medical Officer of MGI Pharma, Inc., an oncology-focused biopharmaceutical company. Dr. Shrotriya spent 18 years at Bristol-Myers Squibb Company, an NYSE-listed pharmaceutical company, in a variety of positions, most recently as Executive Director, Worldwide CNS Clinical Research. Previously, Dr. Shrotriya held various positions at Hoechst Pharmaceuticals, most recently as Medical Advisor. Dr. Shrotriya was an attending physician and held a courtesy appointment at St. Joseph Hospital in Stamford, Connecticut. In addition, he received a certificate for Advanced Biomedical Research Management from Harvard University. Dr. Shrotriya received an M.D. from Grant Medical College, Bombay, India, in 1974; a D.T.C.D. (Post Graduate Diploma in Chest Diseases) from Delhi University, V.P. Chest Institute, Delhi, India, in 1971; an M.B.B.S. (Bachelor of Medicine and Bachelor of Surgery — equivalent to an M.D. in the U.S.) from the Armed Forces Medical College, Poona, India, in 1967; and a B.S. in Chemistry from Agra University, Aligarh, India, in 1962. Currently, Dr. Shrotriya is a member of the Board of Directors of CASI Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company, and on the Board of Trustees at the UNLV Foundation.

Board Committees, Compensation Committee Interlocks and Insider Participation.

The Audit Committee consists of Mr. Breen, as Chair and as audit committee financial expert, Dr. Shrotriya and Mr. Wendel. The Compensation Committee consists of Dr. Berk as Chair, Mr. Wendel and Mr. Breen. The Nominating and Governance Committee consists of Mr. Wendel, as Chair, Dr. Shrotriya and Mr. Breen.

Director Independence.

Mr. Wendel, Dr. Berk, Mr. Breen and Dr. Shrotriya each qualify as an “independent director” as defined by Item 407 of Regulation S-K.

We have elected to use the definition for “director independence” under the Nasdaq Stock Market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board.

Code of Ethics

A copy of the company’s code of ethics is attached to this annual report as exhibit 14.1

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of the company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file. All of our executive officers and directors filed the required reports; however, each of Mr. Handelman, Mr. Wendel, Dr. Berk, Mr. Breen and Dr. Shrotriya filed their Form 3 and Form 4 late.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2020 and 2019 of all persons who served as our principal executive officers and as our principal financial officer during the fiscal year ended December 31, 2019. No other executive officers received total annual compensation during the fiscal year ended December 31, 2020 in excess of $100,000. The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Anthony J. Cataldo (5)	20	$362,000	$-	$-	$-	$-	$-	$-	$362,000
Chief Executive Officer	19	$225,000	$-	$1,281,000	$-	$-	$-	$75,000	$1,581,000
Michael Handelman (7)	20	$74,833	$-	$-	$-	$-	$-	$-	$74,833
Chief Financial Officer	19	$-	$-	$-	$-	$-	$-	$-	$-

Steven Weldon (6)	20	$219,662	$-	$-	$-	$-	$-	$-	$219,662
Former Chief Financial Officer	19	$230,000	$-	$823,500	$-	$-	$-	$-	$1,053,500

Raymond Urbanski, M.D., Ph.D. (4)	20	$-	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer	19	$318,000	$-	$-	$-	$-	$-		$318,000

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

(5)
Mr. Weldon was appointed Chief Financial Officer on March 20, 2019 and resigned as Chief Financial Officer and member of the Board of Directors November 10, 2020. He was previously the Chief Financial Officer from November 3, 2014 until October 11, 2018.

(6)
Mr. Cataldo was appointed Chief Executive Officer on March 15, 2019. Mr. Cataldo previously served as our Chief Executive Officer from March 2009 to August 2011 and again in November 2014 to September 1, 2017. He was Executive Chairman from September 1, 2017 to February 14, 2018, and has been providing services to the Company under a Consultant Agreement since February 14, 2018.

(7)	Mr. Handelman was appointed Chief Financial Officer on November 11, 2020

Employment Agreements

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

Effective August 11, 2020, the Company and Mr. Weldon entered into the Weldon Agreement with respect to Mr. Weldon’s continued employment as the Chief Financial Officer of the Company. The Initial Term of the Weldon Agreement was three years with the option of automatic one-year renewals thereafter. Mr. Weldon was paid a cash salary of $25,000 per month, together with customary benefits, expense reimbursement and the possibility of performance bonuses. Mr. Cataldo received a stock grant equal to seven percent of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of Mr. Weldon) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Weldon Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). Mr. Weldon was entitled to certain additional severance payments and other benefits in connection with a Change in Control Period Involuntary Termination or a Non Change in Control Period Involuntary Termination (each as defined in the Weldon Agreement) or his registration as a result of a Change in Control Period Good Reason or Non Change in Control Period Good Reason (each as defined in the Weldon Agreement). Mr. Weldon resigned as Chief Financial Officer and as a director of the Company on November 11, 2020. Mr. Weldon had no disagreement relating to the Company’s financial reports or corporate filings.

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

Stock Option Grants

The following table sets forth information as of December 31, 2020, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) Option Expiration Date
Michael Handelman	-	-	-	$-
Anthony Cataldo	-	-	-	$-

Director Compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 12, 2021, (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our named executive officers, (c) by each of our directors and (d) by all our current executive officers and directors as a group. As of April 12, 2021, there were 28, 572,770 shares of our common stock issued or issuable. Shares of common stock subject to warrants that are currently exercisable or exercisable within 60 days of April 12, 2021 are deemed to be outstanding for purposes of computing the percentage ownership of that person but are not treated as outstanding for computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Except as otherwise indicated, the address of each stockholder is c/o GT Biopharma, Inc. at 9350 Wilshire Blvd., Suite 203, Beverly Hills, CA 90212. We have prepared the following table and the related notes based on information filed with the SEC, supplied to us by the relevant stockholder or estimated based on our internal records, which may not include shares held by a stockholder in “street name.”

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Certain Beneficial Owners
Bristol Capital, LLC (1)	972,418	3.5%
Bristol Investment Fund Ltd. (1)	1,192,292	4.3%
Michael Bigger (2,3)	2,303,281	8.0%
Red Mango Enterprises Limited (3,4)	1,737,365	6.2%

Directors and Executive Officers
Anthony J. Cataldo	3,162,928	11.3%
Michael Handelman	417,086	1.5%
Bruce Wendel	350,840	1.3%
Greg Berk	278,058	1.0%
Michael Breen	278,058	1.0%
Rajesh Shrotriya	278,058	1.0%
Directors and Executive Officers as a Group – 6 persons	4,765,027	21.0%

(1)
The address of record is 662 N. Sepulveda Blvd., Ste 300, Los Angeles, CA 90049. Paul Kessler, as manager of Bristol Capital Advisors, LLC, the investment advisor to Bristol Investment Fund, Ltd. (“BIF”) and Bristol Capital, LLC (“BC”), has voting and investment control over the securities held by BIF and BC. Mr. Kessler disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(2)
The address of record is 11434 Glowing Sunset Lane, Las Vegas, NV 89135. Based on the beneficial owner’s Schedule 13G filed February 17, 2021, shares beneficially owned consist of 729,029 shares of common stock owned by Bigger Capital Fund, LP, 425,000 shares of common stock issuable upon exercise of warrants owned by Bigger Capital Fund, LP, 724,252 shares of common stock owned by District 2 Capital Fund LP, and 425,000 shares of common stock issuable upon exercise of warrants owned by District 2 Capital Fund LP. The warrants are subject to a 4.99% beneficial ownership limit. The percentage set forth above assumes the exercise of all such warrants does not give effect to the beneficial ownership limit. Mr. Bigger disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(3)
The address of record is Pictet & Cie (Europe) S.A. Hong Kong Branch, 9/F Chater House 8 Connaught Road Central, Hong Kong. We have been advised that Chi Kan Tang exercises voting and investment power over the securities held by Red Mango Enterprises Limited.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Mr. Wendel, Dr. Berk, Mr. Breen and Dr. Shrotriya each qualify as an “independent director” as defined by Item 407 of Regulation S-K.

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

Related Party Transactions

During the year ended December 31, 2020, the Company recorded consulting expense of $1,160,000 for services rendered by a consultant who was also an owner of approximately 10% of the Company’s issued and outstanding common stock.

During the year ended December 31, 2019, the Company recorded consulting expense of $1,140,000 to a consultant who was also an owner of approximately 10 % of the Company’s issued and outstanding common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Seligson & Giannattasio, LLP was our independent registered public accounting firm for the fiscal years ending December 31, 2019. The following table shows the fees that were paid or accrued by us for audit and other services provided by Seligson & Giannattasio, LLP for the 2020 and 2019 fiscal years.

	2020	2019
Audit Fees (1)	$75,000	$70,500
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$4,000
All Other Fees	$-	$-
Total	$75,000	$74,500

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2020 and 2019 fiscal years.

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

On December 28, 2020, Seligson & Giannattasio, LLP resigned as our independent registered public accounting firm. On December 31, 2020, the Board appointed Weinberg & Company, P.A. to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2020.

No fees were paid or accrued by us for audit or other services provided by Weinberg & Company, P.A. for the 2020 fiscal year, other than payment of a retainer towards the $75,000 for the upcoming audit of the financial statements for the year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following documents are furnished as exhibits to this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/02	3.A
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011	10-K	03/31/2011	3.2
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017	8-K/A	03/15/2018	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021	8-K	02/11/2021	3.1
3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/03	3
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	8-K	04/04/2019	3.1
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019				X
10.1	Exclusive License Agreement, dated July 18, 2016, between the Regents of the University of Minnesota and Oxis Biotech, Inc.	10-Q	08/11/17	10.3
10.2	License Agreement, dated September 3, 2015, among Daniel A. Vallera, Jeffrey Lion and Oxis Biotech, Inc.	10-Q	08/11/17	10.4
10.3	Clinical Trial Agreement, dated September 2019, between the Regents of the University of Minnesota and GT Biopharma, Inc.	10-Q	5/15/20	10.7
10.4	Note Conversion Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/17	10.5
10.5	Amendment Agreement related to Note Conversion Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/17	10.8
10.6	Warrant Exercise Agreement, dated August 29, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/17	10.6
10.7	Amendment Agreement related to Warrant Exercise Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/17	10.9
10.8	Preferred Stock Exchange Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/17	10.7
10.9	Amendment Agreement related to Preferred Stock Exchange Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/17	10.10
10.10	Securities Purchase Agreement, dated January 9, 2017, among OXIS International, Inc. and the purchasers named therein	8-K	01/13/17	10.1
10.11	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/17	10.2
10.12	Form of Common Stock Purchase Warrant (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/17	10.3
10.13	Securities Purchase Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	1/23/18	10.1
10.14	Registration Rights Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	1/23/18	10.2
10.15	Form of Senior Convertible Note (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	1/23/18	10.3

10.16	Form of Warrant to Purchase Common Stock (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	1/23/18	10.4
10.17	Securities Purchase Agreement, dated August 2, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/03/18	10.1
10.18	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated August 2, 2018)	8-K	08/03/18	4.1
10.19	Stock Pledge Agreement, dated August 2, 2018, by the Pledgors named therein for the benefit of Grushko & Mittman, P.C.	10-Q	08/14/18	10.10
10.20	Security Purchase Agreement, dated September 7, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/07/18	10.1
10.21	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 7, 2018)	8-K	09/07/18	4.1
10.22	Security Purchase Agreement, dated September 24, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/28/18	10.1
10.23	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 24, 2018)	8-K	09/28/18	4.1
10.24	Securities Purchase Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/19	10.1
10.25	Registration Rights Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/19	10.3
10.26	Form of Secured Convertible Note (related to Securities Purchase Agreement, dated February 4, 2019)	8-K	02/06/19	4.1
10.27	Security Agreement, dated February 4, 2019, among GT Biopharma, Inc. and Alpha Capital Anstalt, as collateral agent	8-K	02/06/19	10.2
10.28	Securities Purchase Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/19	10.1
10.29	Registration Rights Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/19	10.2
10.30	Form of Convertible Note (related to Securities Purchase Agreement, dated August 20, 2019)	8-K	05/24/19	4.1
10.31	Securities Purchase Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/19	10.1
10.32	Registration Rights Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/19	10.2
10.33	Form of Convertible Note (related to Securities Purchase Agreement, dated May 22, 2019)	8-K	05/15/20	4.1
10.34	Securities Purchase Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/20	10.1
10.35	Registration Rights Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/20	10.2
10.36	Form of Convertible Note (related to Securities Purchase Agreement, dated January 30, 2020)	10-Q	05/15/20	10.3
10.37	Form Securities Purchase Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/20	10.1
10.38	Form of Registration Rights Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/20	10.2
10.39	Form of Convertible Note (related to Securities Purchase Agreement executed in April/May 2020)	10-Q	05/15/20	10.3
10.40	Securities Purchase Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/20	10.1
10.41	Registration Rights Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/20	10.3
10.42	Form of Convertible Note (related to Securities Purchase Agreement, dated July 7, 2020)	8-K	07/09/20	4.1
10.43	Form of Standstill and Forbearance Agreement, dated June 23, 2020, between the Company and certain holders of convertible notes and debentures	8-K	06/23/20	10.1
10.44	Settlement Agreement, dated June 19, 2020, among GT Biopharma, Inc., Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, Anthony Cataldo and Paul Kessler.	8-K	06/19/20	10.1
10.45	Form of Convertible Note, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/20	10.2
10.46	Form of Pre-Funded Warrant to Purchase Common Stock, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/20	10.3
10.47	Executive Employment Agreement, dated October 19, 2018, among GT Biopharma, Inc. and Raymond W. Urbanski	10-Q	11/14/18	10.17
10.48	Consultant Agreement, dated February 14, 2018, among GT Biopharma, Inc., Georgetown Translational Pharmaceuticals, Inc. and Anthony J. Cataldo	8-K	2/21/18	10.3

10.49	Employment agreement with Anthony Cataldo	10-Q	8/14/20	10.11
10.50	Employment agreement with Steven Weldon	10-Q	8/14/20	10.12
10.51	Form of Convertible Note (related to Securities Purchase Agreement, dated September 16, 2020)	8-K	9/22/20	4.1
10.52	Securities Purchase Agreement, dated September 16, 2020, among GT Biopharma, Inc. and the purchasers named therein	8-K	9/22/20	10.1
10.53	Master Services Agreement, dated October 5, 2020, between Gt Biopharma, Inc. and Cytovance Biologics, Inc.	8-K	10/6/20	10.1
10.54	Form of First Amendment and Extension of Standstill and Forbearance Agreement	8-K	11/4/20	10.1
10.55	Form of Secured Convertible Note	8-K	11/9/20	4.1
10.56	Securities Purchase Agreement	8-K	11/9/20	10.1
10.57	Settlement Agreement, dated as of November 9, 2020, by and among Adam Kasower, East Ventures, Inc., A British Virgin Islands company, SV Booth Investments III, LLC, a Delaware limited liability company and Theorem Group, LLC, a California LLC and GT Biopharma Inc., a Delaware corporation.	10-Q	11/13/20	10.19
10.58	Form of Settlement Note, dated November 9, 2020.	10-Q	11/13/20	10.20
10.59	Steve Weldon Letter of Resignation, dated November 11, 2020	10-Q	11/13/20	10.21
10.60	Board Service Agreement with Bruce Wendel, dated November 11, 2020	10-Q	11/13/20	10.22
10.61	Board Service Agreement with Greg Berk, dated November 11, 2020	10-Q	11/13/20	10.23
10.62	Consultant Agreement with Michael Handelman, dated November 13, 2020	10-Q	11/13/20	10.24
10.63	Form of Amendment to Convertible Note & Standstill Agreement	8-K	12/23/20	10.1
10.64	Settlement Agreement, dated as of December 22, 2020, by and among Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, Anthony Cataldo, Paul Kessler and GT Biopharma Inc., a Delaware corporation.	8-K	12/28/20	10.1
10.65	Settlement Note, dated December 22, 2020, by GT Biopharma Inc. payable to Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	8-K	12/28/20	10.2
10.66	Form of Second Amendment and Extension of Standstill and Forbearance Agreement.	8-K	2/1/20	10.1
10.67	Form of Amendment to Convertible Note, dated January 31, 2021	8-K	2/1/20	10.2
10.68	Board Service Agreement with Rajesh Shrotriya, dated January 12, 2021.	S-1/A	02/08/2021	10.69
10.69	Board Service Agreement with Michael Breen, dated January 12, 2021.	S-1/A	02/08/2021	10.70
10.70	Amendment to Settlement Note with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	S-1/A	02/08/2021	10.71
10.71	Form of Securities Purchase Agreement - December 2020 / January 2021 Notes	S-1/A	02/08/2021	10.72
10.72	Form of December 2020 / January 2021 Note	S-1/A	02/08/2021	10.73
14.1	Code of Ethics	10-K	03/31/16	14.1
21.1	Subsidiaries of GT Biopharma, Inc.	10-K	03/31/16	21.1
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Interactive Data File				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Biopharma, Inc.

Dated: April 16, 2021	By:	/s/ Anthony Cataldo
Anthony Cataldo

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Cataldo	Chief Executive Officer and Chairman of the Board	April 16, 2021
Anthony J. Cataldo

/s/ Michael Handelman	Chief Financial Officer(Principal Accounting Officer)	April 16, 2021
Michael Handelman

/s/ Bruce Wendel	Vice Chairman of the Board	April 16, 2021
Bruce Wendel

/s/ Greg Berk	Director	April 16, 2021
Greg Berk

/s/ Michael Breen	Director	April 16, 2021
Michael Breen

/s/ Rajesh Shrotriva	Director	April 16, 2021
Rajesh Shrotriva

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of
GT Biopharma, Inc.
Beverly Hills, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GT Biopharma, Inc. (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2020, the Company incurred a net loss and utilized cash in operations, and at December 31, 2020, had a stockholders' deficit. Also, at December 31, 2020, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $16.8 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Issuance of Convertible Debt

During the year ended December 31, 2020, the Company issued $19.1 million of principal in convertible debt as described in Note 4 to the consolidated financial statements. The accounting for the transaction required management to assess as to whether any embedded features required bifurcation and separate valuation. Additionally, the transaction required management to perform an analysis on the embedded conversion features to discern whether such conversion features were beneficial conversion features requiring separate classification within equity in the consolidated financial statements. During the year ended December 31, 2020, the Company recognized a total of approximately $5.3 million related to the determined beneficial conversion features.

Auditing management’s determination of the accounting for these transactions was challenging due to the complexity and significant judgement involved in assessing the embedded features of the convertible notes for separate accounting, and assessing the determination of whether the conversion feature should be accounted for as a beneficial conversion feature within equity in the consolidated financial statements.

To test the Company’s determination of the accounting for the convertible debt, our audit procedures included, among others, inspection of the related debt agreements and testing management’s application of the relevant accounting guidance. We tested the value of the recognized beneficial conversion features by assessing the reasonableness of the assumptions used in the valuation and recalculated such amounts. In addition, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

Accounting for Extinguishment of Past Due Convertible Debt

In June 2020, the Company entered into the Forbearance Agreements with the holders of $13.2 million of convertible debt that was past due as described in Note 4 to the consolidated financial statements. Under the terms of the Forbearance Agreements, the holders were issued an additional $4 million worth of convertible notes and the conversion feature of the instruments was modified so that the instrument was convertible at the lower of $3.40 or 75% of the stock price in the next qualified offering. The accounting for the transaction was complex, as it required management to assess these modifications and discern whether such modifications were significant enough to require extinguishment accounting, which management concluded was required. Extinguishment accounting required the fair value measurement of the post modification convertible notes and recognition of the difference between such fair value and the carrying value of the premodification convertible notes as a loss on extinguishment of debt. The Company recognized a loss on extinguishment of debt of approximately $12.6 million related to this modification. The Company also utilized a valuation specialist in the determination and valuation of the fair value of this new debt instrument.

We identified the evaluation of the accounting treatment for these transactions and the corresponding valuation of the new debt instruments as a critical audit matter, because of the significance of the account balance and the significant judgements used in determining the appropriate accounting model to recognize these transactions and in the determination of the fair value of the new debt instruments. Complex auditor judgment and specialized skills and knowledge were involved in evaluating the Company’s interpretation of applicable accounting rules and the valuation of the new debt instrument.

The primary procedures we performed to address this critical audit matter included the following. We inspected relevant documentation related to the forbearance agreement to evaluate the Company’s determination of the appropriate accounting model, including assessing and evaluating management’s application of relevant accounting standards to the transaction. We evaluated and assessed the reasonableness of the valuation models used by the third-party specialist to value the convertible debt instruments. We tested the reasonableness of the significant assumptions used in the valuation model, including testing the accuracy and completeness of the data used to determine such assumptions. We developed an independent expectation using market data sources, models and key assumptions determined to be relevant and reliable and compared such independent expectation to the Company’s estimate. In addition, we ascertained the competence and objectivity of the third-party valuation specialist engaged by the Company to calculate the fair values, as well as independently assessing the professional competence, experience and objectivity of the Company’s third-party valuation specialist.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and the development of our own independent expectation.

We have served as the Company’s auditor since December 2020.

Weinberg & Company, P.A.
Los Angeles, California
April 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GT Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GT Biopharma, Inc. and subsidiaries (the "Company") as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year the ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2019 and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

/s/ Seligson & Giannattasio, LLP
  Seligson & Giannattasio, LLP

We served as the Company’s auditor from 2008 through December 28, 2020.

White Plains, New York
March 30, 2020

GT BIOPHARMA, INC AND SUBSIDIARIES
   Consolidated Balance Sheets
(In Thousands, Except Par Value and Share Data)

	December 31,	December 31,
	2020	2019
ASSETS:
Current assets
Cash and cash equivalents	$5,297	$28
Prepaid expenses	364	246
Total Current Assets	5,661	274

Deposits	-	12
Operating lease right-to-use asset	-	110
TOTAL ASSETS	$5,661	$396

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,243	$1,940
Accrued expenses	1,296	2,379
Accrued interest	4,838	2,029
Convertible notes payable, of which $16.8 were past due at December 31, 2020 (net of discount of $4,519 and $91)	26,303	13,207
Operating lease liability	-	120
Line of Credit	31	31
Derivative liability	383	-
Total current liabilities	35,094	19,706

Stockholders' Deficit:

Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized:
Series C - 96,230 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Series J - 2,353,548 shares issued and outstanding at December 31, 2020 and 2019, respectively	2	2
Common stock, par value $0.0001, 2,000,000,000 shares authorized, 5,218,122 and 4,104,982 shares issued
and outstanding as of December 31, 2020 and 2019, respectively	52	41
Additional paid in capital	566,309	548,147
Accumulated deficit	(595,628)	(567,332)
Noncontrolling interest	(169)	(169)
Total stockholders' deficit	(29,433)	(19,310)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,661	$396

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share Data)

	For the Year Ended
	December 31,
	2020	2019

Revenues	$-	$-

Operating Expenses:
Research and development	485	1,667
Selling, general and administrative	6,279	9,790
Loss on impairment		4,599
Loss from Operations	6,764	16,056

Other (Income) Expense
Loss on disposal of assets	-	20,463
Interest expense	3,003	2,128
Loss on legal settlements	5,384	-
Loss on forbearance agreement	12,598	-
Change in fair value of derivative liability	230	-
Amortization of debt discount	317	-
Total Other Expense, net	21,532	22,591

Net Loss	$(28,296)	$(38,647)

Net loss per share
Basic and diluted	$(6.45)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	4,385,222	3,383,941

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
(In Thousands)

					Additional		Non
	Preferred Shares		Common Shares		Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2018	1,260	$2	2,979	$22	$540,200	$(528,685)	$(169)	$11,370

Issuance of preferred shares	1,190	1			1,139			1,140

Common share issued upon conversion of notes			205	3	1,357			1,360

Beneficial conversion feature on convertible notes					158			158

Issuance of common stock for compensation			921	16	5,293			5,309

Net loss						(38,647)		(38,647)

Balance, December 31, 2019	2,450	3	4,105	41	548,147	(567,332)	(169)	(19,310)

Fair value of amended convertible notes and warrants					8,643			8,643

Issuance of common shares and warrants for settlement of litigation			262	10	2,236			2,246

Beneficial conversion feature on convertible notes payable				-	5,274			5,274

Common shares issued upon conversion of notes payable			512	1	1,740			1,741

Common shares issued upon exercise of warrants			240	-	-			-

Issuance of common stock for compensation			99	-	269			269

Net loss						(28,296)		(28,296)

Balance, December 31, 2020	2,450	$3	5,218	$52	$566,309	$(595,628)	$(169)	$(29,433)

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,296)	$(38,647)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	4
Amortization of debt discount	317	505
Stock based compensation	269	5,308
Loss on impairment of long-lived assets	-	4,599
Loss on disposal of assets	-	20,494
Convertible notes payable issued and fair value of amended convertible notes payable and warrants as part of forbearance agreements	12,598	-
Convertible notes payable issued and fair value of common shares and warrants issued as part of legal settlements	5,003	-
Loss on abandonment of lease	60	-
Change in fair value of derivative liability	230
Issuance of warrants accounted as derivative liability	153
Effect of changes in:
Prepaid expenses	242	(216)
Accounts payable and accrued expenses	(838)	3,154
Accounts payable - related parties	-	-
Accrued interest	3,000	1,140
Net Cash Used in Operating Activities	(7,262)	(3,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of fixed assets	-	200
Net Cash Used in Investing Activities	-	200

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	12,531	3,527
Payment of notes payable	-	(100)
Net Cash Provided by Financing Activities	12,531	3,427

Net Increase (Decrease) in Cash	5,269	(32)
Cash at Beginning of Period	28	60
Cash at End of Period	$5,297	$28

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature of notes payable issued for cash	$4,745	$-
Common stock issued upon conversion of notes payable and accrued interest	$1,741	$1,381
Convertible notes payable issued for consulting services	$360	$-
Reclassification of lease liability to accrued expenses	$58	$-

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Note 1 – Organization and Operations

In 1965, the corporate predecessor of GT Biopharma Inc. (the Company), Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972 and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. In July 2017, the Company changed its name to GT Biopharma, Inc.

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

Note 2 –Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2020, the Company incurred a net loss of $28.3 million and used cash in operating activities of $7.3 million, and at December 31, 2020, the Company had a stockholders’ deficit of $29.4 million. Also, at December 31, 2020, the Company is in default on notes payable and convertible notes payable in the aggregate amount of $16.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2020, the Company had cash on hand in the amount of $5.3 million. Subsequent to December 31, 2020, the Company received cash of $24.9 million from the sale of 4,945,000 shares of its common stock pursuant to a public offering and $4.4 million from issuance of convertible notes payable and exercise of warrants for a total cash proceeds of $29.3 million. The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, and licensing and/or marketing arrangements with pharmaceutical companies. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Reverse Stock Split

On February 10, 2021, the Company completed a 1:17 reverse stock split of the Company's issued and outstanding shares of common stock and all fractional shares were rounded up. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations.

During the year ended December 31, 2020, the Company believes the COVID-19 pandemic did impact its operating results. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including the temporary closure of its corporate office and having team members work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, valuation of notes payable, assumptions used in deriving the fair value of derivative liabilities, share-based compensation and beneficial conversion feature of notes payable, and valuation of deferred tax assets. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for share-based awards to employees and nonemployees and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting, period.

The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using a its own historical stock price volatility. The expected term of the instrument is estimated by using the simplified method to estimate expected term. The risk-free interest rate is estimated using comparable published federal funds rates.

Fair Value of Financial Instruments

FASB Accounting Standards Codification ("ASC") 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The three levels of the fair value hierarchy are as follows:

Level 1	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2
Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3	Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s derivative liability of $383,000 as of December 31, 2020 was based on Level 2 measurements.

The carrying amounts of the Company’s other financial assets and liabilities, such as cash, accounts receivables, inventory, prepaid expense, accounts payable and accrued payables and notes payable, approximate their fair values because of the short maturity of these instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The fair value of the embedded derivatives are determined using a Binomial valuation method at inception and on subsequent valuation dates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Advertising Costs

The Company has marketing relationship agreements with various online companies such as portal networks, contextual sites, search engines and affiliate partners. Advertising costs are generally charged to the Company monthly per vendor agreements, which typically are based on visitors and/or registrations delivered to the site or at a set fee. Agreements do not provide for guaranteed renewal and may be terminated by the Company without cause. Such advertising costs are charged to expense as incurred. There were no advertising expenses incurred during the years ended December 31, 2020 and 2019, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s software products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

Leases

We lease our corporate office space under a lease agreement with monthly payments over a period of 60 months. Pursuant to ASC 842, Leases, lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets (see Note 7).

Net Loss Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of convertible notes, stock issuable to the exercise of stock options and warrants have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

These following shares were excluded in the computation of the net loss per share because their effect is anti-dilutive.

	December 31, 2020	December 31, 2019

A. Options to purchase common stock	-	3
B. Warrants to purchase common stock	221,041	106,650
C. Convertible notes payable	9,065,262	3,911,176
D. Convertible Series J Preferred stock	692,220	692,220
E. Convertible Series C Preferred stock	7	7
	9,978,530	4,710,056

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Segments

The Company determined its reporting units in accordance with ASC 280, “Segment Reporting” (“ASC 280”). Management evaluates a reporting unit by first identifying its’ operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

Management has determined that the Company has one consolidated operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

Restatement

The Company identified an accounting error related to the recognition of loss on extinguishment of debt reported in prior quarterly periods. As a result, the Company is restating its unaudited condensed consolidated balance sheets and the statements of operations as of June 30, 2020 and September 30, 2020 (see Note 13)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments as they are not considered indexed to the Company’s own stock. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2020	December 31, 2019

A. Notes payable issued for cash	$24,085,000	$12,998,000
B. Notes payable issued for settlement agreements	2,528,000	300,000
C. Notes payable issued for forbearance agreements	3,849,000	-
D. Notes payable issued for consulting services	360,000	-
	30,822,000	13,298,000
Less unamortized debt discount	(4,519,000)	(91,000)
Convertible notes, net of discount	$26,303,000	$13,207,000

A.
Notes Payable Issued for Cash

As part of the Company’s financing activities, the Company issued convertible notes payable in exchange for cash. These notes payable are unsecured, bears interest at a rate of 10% per annum matures in six months up to one year from the date of issuance and convertible to common stock at an average conversion rate of $19.65 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2018, outstanding balance of these notes payable amounted to $10,673,000.

During the year ended December 31, 2019, the Company issued similar notes payable in the aggregate of $3,827,000 in exchange for cash. These notes payable are unsecured, bears interest at a rate of 10% per annum matures in six months up to one year from the date of issuance and convertible to common stock at an average conversion rate of $5.74 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. The Company also determined that certain of these notes payable contained a beneficial conversions feature (BCF) cost of $158,000 since these notes’ were issued when the trading price of the Company’s stock was greater than the average conversion price of $5.74 per share. The BCF was accounted as a debt discount and is being amortized over the corresponding term of the notes payable to interest expense. In addition, during 2019, notes payable of $1,502,000 were converted to 205,000 shares of common stock and the Company amortized the debt discount of $505,000.

As of December 31, 2019, outstanding balance of these notes payable issued for cash amounted to $12,998,000 and unamortized debt discount of $91,000.

During the year ended December 31, 2020, the Company issued similar notes payable in the aggregate of $12,531,000 in exchange for cash. These notes payable are unsecured, bears interest at a rate of 10% per annum matures in six months up to one year from the date of issuance and convertible to common stock at a conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. The Company also determined that certain of these notes payable contained a beneficial conversions feature (BCF) cost of $4,745,000 since certain of these notes’ were issued when the trading price of the Company’s stock was greater than the average conversion price of $3.40 per share. The BCF was accounted as a debt discount and is being amortized over the corresponding term of the notes payable to interest expense. In addition, during 2020, notes payable of $1,444,000 plus accrued interest were converted to 478,510 shares of common stock and the Company amortized the debt discount of $317,000.

In addition, in June 2020, the Company entered in a forbearance agreement with certain noteholders of past due notes payable in the aggregate of $13.2 million (see discussion at “C”).

As of December 31, 2020, outstanding balance of these notes payable issued for cash amounted to $24,085,000 and unamortized debt discount of $4,519,000.

B.
Notes Payable Issued for Settlement Agreements

During the year ended December 31, 2019, the Company issued notes payable of $300,000 as part of a debt settlement agreement. The notes are unsecured, bears interest at a rate of 10%, matures in six months up to one year from the date of issuance and convertible to common stock at a conversion rate of $10.20 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions.

As of December 31, 2019, outstanding balance of notes payable issued for settlement agreements amounted to $300,000.

During the year ended December 31, 2020, the Company entered into settlement agreements with certain parties such as Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Adam Kasower, East Ventures, Inc., SV Booth Investments III, LLC, and Theorem Group, LLC to resolve claims and disputes pertaining to certain debt and equity instruments issued by the Company to these parties in prior years.

As part of the agreement, the Company agreed to the following considerations:

a.
Issuance of convertible notes payable in the aggregate of $2,228,000. The notes are unsecured, bears interest at a rate of 10%, matures in six months up to one year from the date of issuance and convertible to common stock at a conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. The Company also determined that certain of these notes payable contained a beneficial conversions feature cost of $530,000 since these notes’ were issued when the trading price of the Company’s stock was greater than the conversion price of $3.40 per share;
b.
Cash payment of $380,000;
c.
Issuance of 262,353 shares of common stock with a fair value of $1,225,000; and
d.
Issuance of warrants to purchase 323,529 shares of common stock. The warrants are fully vested, exercisable at $3.40 per share and will expire in five years with an estimated fair value of $1,021,000 using a BlackScholes option price model.

Pursuant to current accounting guidelines, the Company recorded a loss of $5,384,000 to account the cash paid and the fair value of debt and equity instruments issued in these settlement agreements.

As of December 31, 2020, outstanding balance of these notes payable for settlement agreements amounted to $2,528,000.

C.
Notes Payable Issued for Forbearance Agreements

On June 23, 2020, the Company entered into Standstill and Forbearance Agreements (collectively, the “Forbearance Agreements”) with the holders of $13.2 million aggregate principal amount of the Convertible Notes (the “Default Notes”), which are currently in default. Pursuant to the Forbearance Agreements, the holders of the Default Notes have agreed to forbear from exercising their rights and remedies under the Default Notes (including declaring such Default Notes (together with any default amounts and accrued and unpaid interest) immediately due and payable) until the earlier of (i) the date that the Company completes a future financing in the amount of $15 million and, in connection therewith, commences listing on NASDAQ (collectively, the “New Financing”) or (ii) January 31, 2021 (the “Termination Date”).

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

In exchange for the forbearance agreement, the Company agreed to the following considerations:

a.
Amendment of the $13.2 million Default Notes (together with default amounts and accrued and unpaid interest) to include a provision that will convert these notes payable into common stock upon the closing of a New Financing at a conversion price equal to the lesser of (i) the conversion price in effect for the Default Notes onthe date of such New Financing or (ii) 75% of the lowest per share price at which common stock is or may be issued in connection with such New Financing, in each case, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). Shares of the Company’s preferred stock, which are convertible into the Company’s common stock, will be issued in lieu of common stock to the extent that conversion of the Default Notes is prohibited by such beneficial ownership limitations.

b.
Amendment of warrants granted to certain noteholders in prior year to include the following terms: (i) the exercise price of all warrants to purchase common stock held by holders of the Default Notes will be reduced to equal the conversion price of the Default Notes and (ii) the number of shares of common stock underlying such warrants shall be increased so that the total exercise price of all such warrants after the decrease in the exercise price equals the total exercise price of all such warrants prior to the decrease in the exercise price. Further, the expiration date of all such warrants shall be extended for three years following the closing date of any New Financing.

c.
Issuance of notes payable in the aggregate of $3,955,000. The notes are unsecured, bears interest at a rate of 10% per annum, matures in six months up to one year from the date of issuance and convertible to common stock at a conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions.

In accordance with ASC 450-70, modifications or exchanges are considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. The instruments are considered “substantially different” when the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. Pursuant to ASC 470, the Company accounted the forbearance transaction as an extinguishment of debt which acquires the measurement of the modified debt and additional consideration to be at fair value.

The Company determined the fair value of amended notes payable and warrants at the date of the agreement to be $28,976,000. The fair value of the host component of the notes payable was determined by discounting the future cash flows related to the notes at a market rate of interest. The conversion features of the notes payable were determined using a Monte Carlo valuation which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the conversion features, and future dividends. The fair value of the warrants was determined using a binomial option pricing model. The incremental difference between the old debt deemed extinguished and the fair value of the new debt recognized amounted to $8,643,000 and was accounted loss on forbearance agreement and additional paid in capital. In addition, the Company also accounted the issuance of the new notes payable of $3,955,000 as part of loss on forbearance agreement for a total loss of $12,598,000.

In addition, during 2020, notes payable of $106,000 plus accrued interest were converted to 33,369 shares of common stock.

As of December 31, 2020, outstanding balance of the notes payable amounted to $3,849,000.

D.
Notes Payable issued for Consulting Agreements

During the year ended December 31, 2020, the Company issued notes payable of $360,000 in exchange for consulting services. The notes are unsecured, bears interest at a rate of 10%, matures in one year from the date of issuance and convertible to common stock at a conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions.

As of December 31, 2020, outstanding balance of these notes payable amounted to $360,000.

As of December 31, 2020, total outstanding convertible notes payable that are matured and past due amounted to $16,824,000.

On February 11, 2021, all outstanding notes payable in the aggregate of $32 million and accrued interest of $5.5 million were converted to 11million shares of common stock (see Note 12)

Note 5 – Line of Credit

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

As of December 31, 2020 and 2019, outstanding balance of this credit line amounted to $31,000, respectively and is past due.

Note 6 – Derivative Liability

During the year ended December 31, 2020, the Company issued certain warrants that contained a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder upon occurrence of certain change in control type events.

In accordance with ASC 480, the fair value of these warrants are classified as a liability in the Consolidated Balance Sheet and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	December 31, 2020	July 2020 (date of inception)

Stock Price	$7.21	$3.06
Risk-free interest rate	0.36%	0.26%
Expected volatility	135%	134%
Expected life (in years)	4.6 years	5 years
Expected dividend yield	-	-

Fair Value:
Warrants	$383,000	$153,000

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the derivative securities was determined by the remaining contractual life of the derivative instrument. For derivative instruments that already matured, the Company used the estimated life. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

During the year ended December 31, 2020, the Company recognized a loss of $230,000 to account the change in fair value of the derivative liability.

Note 7 – Lease

In September 2018, the Company signed a three year lease agreement for its corporate office in Westlake Village, Ventura County. Monthly lease payment amounted to $5,000 up to $6,000 over the term of the lease.

The Company accounted the lease pursuant to ASC 842, Lease. Pursuant to ASC 842, Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives

As a result, the Company recorded right-of-use assets of $174,000 and lease liabilities of $174,000. In accordance with ASC 842, the right-of-use assets are being depreciated over the life of the underlying lease, and monthly lease payments are being recorded as reductions to the lease liability and imputed interest expense.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$-	$118,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2020 and 2019	$-	$120,000
Weighted average remaining lease term – operating leases (in years)	-	4.1
Average discount rate – operating leases	-%	10.0%

During fiscal 2020, as a result of the Covid-19 pandemic and various disputes with the landlord, the Company abandoned the leased area. Subsequently, the Company was sued by the landlord for $250,000 (see Note 10). As a result of abandonment of the facility and the existing lawsuit with the landlord, at December 31, 2020, the Company wrote off the unamortized ROU asset of $56,000 and reclassified the $58,000 operating lease liability as part of accrued expenses. As of December 31, 2020, the Company believes it has made adequate provision for any settlement of this matter.

The Company has no other leases at December 31, 2020 that requires to be accounted in accordance with ASC 842.

Note 8 – Stockholders’ Deficit

Common Stock

The following were transactions during the year ended December 31, 2020:

Issuance of Common Stock upon conversion of notes payable

During the year ended December 31, 2020, the Company issued 511,879 shares of common stock upon conversion of $1,740,000 in principal and interest on convertible notes payable.

Issuance of Common Stock for services

During the year ended December 31, 2019, the Company issued 920,588 shares of common stock with a fair value of $5,309,000 to officers of the Company for services rendered.

Issuance of Common Stock for legal settlements

During the year ended December 31, 2020, the Company issued 262,353 shares of common stock pursuant to Settlement Agreements with a fair value of $2,246,000. The common shares were valued on the market price at the date of grant.

Issuance of Common Stock upon exercise of warrants

During the year ended December 31, 2020, the Company issued 239,706 shares of common stock upon cashless exercise of warrants.

The following were transactions during the year ended December 31, 2019:

Issuance of Common Stock for settlement of debt

During the year ended December 31, 2019, the Company issued a total 204,954 shares of common stock upon conversion of $1,361,000 in principal and interest on senior convertible notes.

Issuance of Common Stock for services

During the year ended December 31, 2019, the Company issued 920,588 shares of common stock with a fair value of $5,309,000 to officers of the Company for services rendered.

Preferred Stock

A.
Series J Preferred Stock

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

To remedy the situation, on April 4, 2019, the Company filed a certificate of designation with the Office of the Secretary State for the State of Delaware designating a series of preferred stock as the Series J-1 preferred stock, par value $0.01 per share (the “Series J-1 Preferred Stock”).  On April 19, 2019, the Company issued 840,000 shares of Series J-1 Preferred Stock.  The issuance was in lieu of the Series J Preferred Stock that should have been issued on September 1, 2017, and in settlement for not receiving preferred stock until 20 months after the debt for which the stock was issued was cancelled. The Company reflected the fair value of this Series J Preferred stock of $1,140,000 as part of general and administrative costs in fiscal 2019.

Shares of the Series J-1 Preferred Stock are convertible at any time, at the option of the holders, into shares of the Company’s common stock at an effective conversion price of $3.40 per share, subject to adjustment for, among other things, stock dividends, stock splits, combinations, reclassifications of our capital stock and mergers or consolidations, and subject to a beneficial ownership limitation which prohibits conversion if such conversion would result in the holder (together with its affiliates) being the beneficial owner of in excess of 9.99% of the Company’s common stock or 692,220 shares of common stock. Shares of the Series J-1 Preferred Stock have the same voting rights a shares of the Company’s common stock, with the holders of the Series J-1 Preferred Stock entitled to vote on an as-converted-to-common stock basis, subject to the beneficial ownership limitation described above, together with the holders of the Company’s common stock on all matters presented to the Company’s stockholders. The Series J-1 Preferred Stock are not entitled to any dividends (unless specifically declared by the Board), but will participate on an as-converted-to-common-stock basis in any dividends to the holders of the Company’s common stock. In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series J-1 Preferred Stock will be on parity with the holders of the Company’s common stock and will participate, on a on an as-converted-to-common stock basis, in any distribution to holders of the Company’s common stock.

B.
Series C Preferred Stock

The 96,230 shares of Series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”), are convertible into 7 shares of the Company’s common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than $3.40 or more than $4.9113 common shares for each share of Series C Preferred Stock. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C Preferred Stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company’s common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C Preferred Stock is entitled to the number of votes equal to 0.26 divided by the average closing bid price of the Company’s common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. In the event of liquidation, the holders of the Series C Preferred Stock shall participate on an equal basis with the holders of the common stock (as if the Series C Preferred Stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C Preferred Stock are entitled to noncumulative dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through December 31, 2020 and 2019.

Stock Options

Stock option transactions for the years ended December 31, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2018	66	$22,440
Granted	-	-
Exercised	-	-
Expired	(63)	17,340
Outstanding, December 31, 2019	3	$22,440
Granted	-	-
Exercised	-	-
Expired	(3)	-
Outstanding, December 31, 2020	-	-
Exercisable, December 31, 2020	-	-

Stock Warrants

Stock warrant transactions for the years ended December 31, 2020 and 2019:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018:	106,650	$3.40
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding at December 31, 2019:	106,650	$3.40
Granted	382,353	3.40
Forfeited/canceled	(28,256)	3.40
Exercised	(239,706)	-
Outstanding at December 31, 2020	221,041	$3.40
Exercisable at December 31, 2020	221,041	$3.40

As of December 31. 2020, the intrinsic value of these warrants amounted to $842,000.

The following were transactions during the year ended December 31, 2020:

On July 28, 2020, the Company issued a warrant to purchase up to an aggregate of 58,824 shares of common stock at an exercise price of $3.40 per share, subject to adjustment in certain circumstances with a fair value of $153,000 (see Note 6). The warrant expires on July 28, 2025. The warrant was issued as compensation for certain services provided to the Company.

In July 2020, pursuant to the Settlement Agreement, the Company issued pre-funded warrants to purchase up to an aggregate of 323,529 shares of common stock (the “Settlement Warrants”) at an exercise price of $3.40 per share, subject to adjustment in certain circumstances and will expire on June 19, 2025 (see Note 4).

There was no warrant transactions during the year ended December 31, 2019.

Note 9 – Loss on Impairment and Disposal of Assets

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

The Company received $200,000 at closing. The Company will also participate in the future commercial value of the Product by receiving$6,000,000 upon the achievement of certain sales objectives. In addition, the Company will receive a royalty equal to 1.5% of U.S. sales until such time as the last of the patents associated with the Product expires. The Company reflected a loss in the year ended December 31, 2019 totaling $20,463,000.

As a result of the loss reported on the sale of the Product, as well as the response received on inquiries related to the other two projects, the Company determined that the remaining value related to these remaining projects should be fully impaired. During the year ended December 31, 2019, the Company reported an impairment charge for these projects totaling $4,599,000.

Note 10 – Commitments and Contingencies

1. Litigation

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

a.
On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion, an individual (“Lion”), and by Daniel Vallera, an individual (“Vallera”). Lion and Vallera are referred to jointly as the “Plaintiffs”. The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. (either of them or jointly, the “Company”). The Plaintiffs allege breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. Lion alleges breach of a consulting agreement between Lion and the Company entered into on or about September 1, 2015. Vallera alleges breach of a consulting agreement between Vallera and the Company entered into in or around October, 2018. The Complaint seeks actual damages of $1,670,000, for the fair market value of the number of shares of GT Biopharma, Inc. that at the time of judgment represent 15,000,000 shares of such stock as of September 1, 2015, and that GT Biopharma, Inc. issue Lion the number of common shares of GT Biopharma, Inc. that at the time of judgment represent 15,000,000 such shares as of September 1, 2015.The Company filed an answer to the complaint denying many allegations and asserting affirmative defenses. Discovery has commenced and trial is scheduled for May, 2022. The Company believes the case is without merit and will defend it vigorously.

b.
On March 3, 2021 a complaint was filed by Sheffield Properties in the superior Court of California. County of Ventura. The litigation arises from a commercial lease entered into by GT Biopharma for office space in Westlake Village. GT Biopharma has been served but has not yet answered the complaint. Sheffield Properties seeks damages in excess of $250,000. We intend to vigorously defend against these claims (see Note 7).

2.
Employment Commitments

a.
   Effective August 11, 2020, the Company and Mr. Cataldo, CEO, entered into the Cataldo Agreement with respect to Mr. Cataldo’s continued employment as Chief Executive Officer of the Company. The Initial Term of the Cataldo Agreement is three years with the option of automatic one-year renewals thereafter. Mr. Cataldo will be paid a cash salary of $30,000 per month, together with customary benefits, expense reimbursement and the possibility of performance bonuses. Mr. Cataldo will receive a stock grant equal to ten percent of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of Mr. Cataldo) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Cataldo Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). Mr. Cataldo will be entitled to certain additional severance payments and other benefits in connection with a Change in Control Period Involuntary Termination or a Non Change in Control Period Involuntary Termination (each as defined in the Cataldo Agreement) or his resignation as a result of a Change in Control Period Good Reason or Non Change in Control Period Good Reason (each as defined in the Cataldo Agreement). Following the Effective Date, Mr. Cataldo will also continue to serve as the chairman of the board of the Company.

b.
Effective November, 11, 2020, the Company appointed Mr. Handelman as Chief Financial Officer on an interim basis. Effective November 13, 2020, the Company and Mr. Handelman entered into the Handelman Agreement with respect to Mr. Handelman’s service as Chief Financial Officer of the Company. The term of the Handelman Agreement is indefinite, subject to ninety days prior written notice of termination. Pursuant to the Handelman Agreement, Mr. Handelman will receive a monthly consulting fee of $15,000, along with the opportunity to earn a discretionary bonus. Mr. Handelman will also serve as the principal accounting officer of the Company. On December 14, 2020 the Company and Mr. Handelman entered into an Agreement with respect to Mr. Handelman’s continued employment as Chief Financial Officer of the Company. The Initial Term of the Handelman Agreement is three years with the option of automatic one-year renewals thereafter. Mr. Handelman will be paid a cash salary of $21,000 per month, together with customary benefits, expense reimbursement and the possibility of performance bonuses. The cash salary will increase to $25,000 with the successful up list onto the NASDAQ stock exchange. Mr. Handelman will receive a stock grant equal to one and half percent of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Cataldo Agreement (with such stock to vest and be delivered within 30days after the national markets qualified financing). Mr. Handelman will be entitled to certain additional severance payments and other benefits in connection with a Change in Control Period Involuntary Termination or a Non Change in Control Period Involuntary Termination (each as defined in the Agreement) or his resignation as a result of a Change in Control Period Good Reason or Non Change in Control Period Good Reason (each as defined in the Agreement).

3.
Research and Development Agreement:

We are party to an exclusive worldwide license agreement with the Regents of the University of Minnesota, to further develop and commercialize cancer therapies using TriKE technology developed by researchers at the university to target NK cells to cancer. Under the terms of the agreement, we receive exclusive rights to conduct research and to develop, make, use, sell, and import TriKE technology worldwide for the treatment of any disease, state or condition in humans. We are responsible for obtaining all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKE technology, including without limitation the FDA in the United States and the European Agency for the Evaluation of Medicinal Products in the European Union. We are presently evaluating GTB-3550, our lead TriKE therapeutic product candidate in a Phase I/II clinical trial. Under the agreement, the University of Minnesota received an upfront license fee which was recorded in prior year, royalty fees ranging from 4% to 6%, minimum annual royalty payments of $0.25 million beginning in 2022, $2.0 million in 2025, and $5.0 million in 2027 and certain milestone payments totaling $3.1 million.

Note 11 – Income Tax

The Company did not record any income tax provision for the years ended December 31, 2020 and 2019 due to the Company’s net losses. The Company files income tax returns in the United States (“Federal”) and California (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception. At December 31, 2020, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $39 million. These carry forwards will begin to expire in the year ending December 31, 2030, subject to IRS limitations, including change in ownership. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At December 31, 2020 and 2019, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The components of our deferred tax assets are as follows.

	December 31,
	2020	2019
Deferred tax assets:
Federal net operating loss carryforward	39,340,000	36,803,000
Stock based compensation and other items	4,779,000
Intellectual property	58,504,000	58,504,000
Accrued expense	-	1,262,000
Patent amortization	4,000	4,000
Deferred tax assets before valuation	102,627,000	96,573,000
Valuation allowance	(102,627,000)	(96,573,000)
Net deferred income tax assets	-	-

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

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows for the year ended:

	December 31, 2020	December 31, 2019

Federal statutory income tax rate	21%	21%
State tax, net of federal benefit	7%	7%

Change in valuation allowance on net operating loss carry-forwards	(28%)	(28%)

Effective income tax rate	0%	0%

Note 12 – Related Party Transactions

During the year ended December 31, 2020, the Company recorded consulting expense of $1,133,000 for services rendered, of which, $525,000 was included as part of accrued expenses as of December 31, 2020 for a consultant who is also an owner of approximately 10% of the Company’s issued and outstanding common stock.

During the year ended December 31, 2019, the Company recorded consulting expense of $1,140,000 to a consultant who is also an owner of approximately 10 % of the Company’s issued and outstanding common stock. There was no outstanding balance due to the consultant as of December 31, 2019.

Note 13- Restatement of Prior Quarters (unaudited)

Management of GT Biopharma, Inc. and its audit committee, identified an accounting error in the recognition of an additional loss on extinguishment of debt of $8,643,000 as a result of the June 2020 forbearance agreements that was not previously recorded (see Note 4). As a result, the previously filed unaudited condensed consolidated balance sheets as of June 30, 2020 and September 30, 2020, and the related condensed consolidated statements of operations and stockholders’ deficiency, may no longer be relied upon. The Company has restated its unaudited condensed consolidated balance sheets as of June 30, 2020 and September 30, 2020 and the related condensed consolidated statements of operations and stockholders’ deficiency. The restatement did not affect the previously reported assets and liabilities in the corresponding financial statements.

The effects of the discrepancy discovered related to the accounting error on the previously filed Form 10-Q's are summarized as follows:

Condensed Consolidated Statement of Operations for the three months ended June 30, 2020 (unaudited)

	Previously Reported	Adjustment	As Restated
Other income (expense)	$ (7,221)	$(8,643)	$(15,864)
Net loss	(8,779)	(8,643)	(17,422)
Net loss per common share - basic and diluted	$(0.12)	$(0.12)	$(0.24)

Condensed Consolidated Statement of Operations for the six months ended June 30, 2020 (unaudited)

	Previously Reported	Adjustment	As Restated
Other income (expense)	$(7,859)	$(8,643)	$(16,502)
Net loss	(10,487)	(8,643)	(19,130)
Net loss per common share - basic and diluted	$(0.15)	$(0.12)	$(0.27)

Condensed Consolidated Statement of Stockholders’ Deficit as of June 30, 2020 (unaudited)

	Previously Reported	Adjustment	As Restated
Preferred share	$25	$-	$24
Common share	75	-	75
Additional paid-in capital	550,411	8,643	559,054
Noncontrolling interest	(169)	-	(169)
Accumulated deficit	(577,819)	(8,643)	(586,462)
Total Shareholder deficit	$(27,499)	$-	$(27,499)

The effects of the discrepancy discovered related to the accounting error on the previously filed Form 10-Q for the three and nine months ended September 30, 2020 are summarized as follows:

Condensed Consolidated Statement of Operations for the three months ended September 30, 2020 (unaudited)

	Previously Reported	Adjustment	As Restated
Other income (expense)	$(931)	$(8,643)	$(9,574)
Net loss	(2,876)	(8,643)	(11,519)
Net loss per common share - basic and diluted	$(0.04)	$(1.13)	$(1.16)

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020 (unaudited)

	Previously Reported	Adjustment	As Restated
Other income (expense)	$(8,790)	$(8,643)	$(17,433)
Net loss	(13,363)	(8,643)	(22,006)
Net loss per common share - basic and diluted	$(0.18)	$(0.12)	$(0.30)

Condensed Consolidated Statement of Stockholders’ Deficit as of September 30, 2020 (unaudited)

	Previously Reported	Adjustment	As Restated
Preferred share	25	-	25
Common share	78	-	78
Additional paid-in capital	550,984	8,643	559,627
Noncontrolling interest	(169)	-	(169)
Accumulated deficit	(580,695)	(8,643)	(589,338)
Total Shareholder deficit	(29,777)		(29,777)

Note 14- Subsequent Events

Subsequent to December 31, 2020, convertible notes and accrued in interest aggregating $38,714,000 were converted into 11,386,435 shares of common stock at conversion prices. Of this amount $35,660,000 was principal and accrued interest as of December 31, 2020. The remaining $3,054,000 was principal, and accrued interest subsequent to December 31, 2020

Subsequent to December 31, 2020, the Company issued 4,945,000 shares of its common stock to investors for net cash proceeds of $24,882,000 pursuant to our February 2021 Offering Circular.

Subsequent to December 31, 2020, the Company issued 660,545 shares of common stock upon exercise of warrants for cash proceeds of $3,200,000.

The following unaudited proforma information are based on the Company’s historical financial statements as of December 31, 2020 after giving effect to the subsequent conversion notes payable to equity and sale of common shares for cash.

Account	December 31, 2020 – As reported	December 31, 2020 – Proforma (unaudited)
Cash and cash equivalents	$5,297	$33,379
Total Assets	5,661	33,743

Convertible notes	26,303	-
Accrued interest	4,838	-
Total Current Liabilities	35,094	3,953

Preferred stock	3	3
Common stock	52	67
Additional paid in capital	566,309	625,517
Ammulated deficit	(595,628)	(595,628)
Non controlling interest	(169)	(169)
Total Stockholders' Equity (Deficit)	$(29,433)	$29,790

Subsequent to December 31, 2020, the Company issued 5,491,638 shares of common stock with a fair value of $34,762,000 to officers and directors as incentive for the completion of our February 2021 Offering Circular.

Subsequent to December 31, 2020, the Company issued convertible notes payable in the aggregate of $1,205,000 in exchange for cash. The Company also issued notes payable of $545,000 in exchange for consulting services. In addition, accrued expenses of $525,000 from a related party that was recorded as of December 31, 2020 (Note 12) was cancelled in exchange for a convertible note payable. The Company is currently in the process of determining the appropriate accounting for these notes payable totaling $2,275,000.