Form 10-Q
period 2021-03-31
GT Biopharma, Inc.
filed 2021-05-17
CIK 109657

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021.

☐       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____.

Commission File Number 001-40023

GT BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1620407 (I.R.S. Employer Identification Number)

9350 Wilshire Blvd. Suite 203 Beverly Hills, CA 90212 (Address of principal executive offices and zip code) (800) 304-9888 (Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	GTBP	Nasdaq

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

As of May 12, 2021, the issuer had 21,127,718 shares of common stock outstanding.

GT Biopharma, Inc. and Subsidiaries
FORM 10-Q
For the Quarter Ended March 31, 2021

GT BIOPHARMA, INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
ASSETS:	(unaudited)
Current assets
Cash and cash equivalents	$27,555,000	$5,297,000
Prepaid expenses	88,000	364,000
Total Current Assets	$27,643,000	$5,661,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,377,000	$2,243,000
Accrued expenses	856,000	1,296,000
Accrued interest	-	4,838,000
Convertible notes payable (net of discount of $4,519,000 at December 31, 2020)	-	26,303,000
Line of Credit	31,000	31,000
Derivative liability	362,000	383,000
Total current liabilities	3,626,000	35,094,000

Stockholders' Equity (Deficit):

Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized:
Series C - 96,230 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,000	1,000
Series J - 0 and 2,353,548 shares issued and outstanding at March 31, 2021 and December 31, 2020 , respectively	-	2,000
Series K- 0 shares issued and outstanding at March 31, 2021 and December 31, 2020 , respectively	-	-
Common stock, par value $0.001, 2,000,000,000 shares authorized, 20,517,431 and 5,218,122 shares issued
and outstanding as of March 31, 2021 and December 31, 2020 , respectively	21,000	5,000
Common stock issuable, 7,634,000 shares at March 31, 2021	25,956,000	-
Additional paid in capital	623,287,000	566,356,000
Accumulated deficit	(625,079,000)	(595,628,000)
Non Controlling Interest	(169,000)	(169,000)
Total stockholders' equity (deficit)	24,017,000	(29,433,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,643,000	$5,661,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the Three Months ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenues	$-	$-

Operating Expenses:
Research and development	1,640,000	324,000
Selling, general and administrative (including $14,296,000 of stock compensation to officers and directors in 2021)	27,362,000	746,000

Loss from Operations	29,002,000	1,070,000

Other (Income) Expense
Change in fair value of derivative liability	(21,000)	-
Interest expense	696,000	638,000
Total Other Expense, net	675,000	638,000

Net Loss	$(29,677,000)	$(1,708,000)

Net loss per share
Basic and diluted	$(1.83)	$(0.41)

Weighted average common shares outstanding
Basic and diluted	16,239,938	4,122,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
For the three months ended March 31, 2021 and 2020

							Additional		Non
	Preferred Shares		Common Shares		Common Shares Issuable		Paid in	Accumulated	Controling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2020	2,449,778	$3,000	5,218,122	$5,000	-	$-	$566,356,000	$(595,628,000)	$(169,000)	$(29,433,000)

Extinguishment of debt discount upon adoption of ASU 2020-06	-	-	-	-			(4,745,000)	226,000	-	(4,519,000)

Conversion of Preferred Series J to common stock	(2,353,548)	(2,000)	692,220	1,000			1,000	-	-	-

Common shares issued upon conversion of notes payable	-	-	3,779,322	4,000	7,634,000	25,956,000	12,846,000	-	-	38,806,000

Common shares issued upon exercise of warrants	-	-	94,824	-			58,000	-	-	58,000

Issuance of common stock in public offering, net of cost	-	-	4,945,000	5,000			24,674,000	-	-	24,679,000

Issuance of common stock for research and development agreement	-	-	189,753	-			1,355,000	-	-	1,355,000

Issuance of common stock for services	-	-	1,957,374	2,000			8,450,000	-	-	8,452,000

Equity compensation to officers and board of directors	-	-	3,640,816	4,000			14,292,000	-	-	14,296,000

Net loss								(29,677,000)		(29,677,000)

Balance, March 31, 2021	96,230	$1,000	20,517,431	$21,000	7,634,000	$25,956,000	$623,287,000	$(625,079,000)	$(169,000)	$24,017,000

Balance, December 31, 2019	2,449,778	$3,000	69,784,699	$70,000	-	$-	$548,118,000	$(567,332,000)	$(169,000)	$(19,310,000)

Common shares issued upon conversion of notes payable	-	-	814,734	1,000			162,000	-	-	163,000

Net loss								(1,708,000)	-	(1,708,000)

Balance, March 31, 2020	2,449,778	$3,000	70,599,433	$71,000	-	$-	$548,280,000	$(569,040,000)	$(169,000)	$(20,855,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,677,000)	$(1,708,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in fair value of derivative liability	(21,000)	-
Stock based compensation - consultants and research and development	9,807,000	-
Stock based compensation - officers and board of directors	14,296,000	-
Convertible notes payable issued for consulting services	720,000	-
Effect of changes in assets and liabilities:
Prepaid expenses	276,000	63,000
Accounts payable and accrued expenses	219,000	784,000
Accrued interest	696,000	638,000
Net Cash Used in Operating Activities	(3,684,000)	(223,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	24,679,000	-
Proceeds from exercise of warrants	58,000	-
Proceeds from issuance of notes payable	1,205,000	200,000
Net Cash Provided by Financing Activities	25,942,000	200,000

Net Increase (Decrease) in Cash	22,258,000	(23,000)
Cash at Beginning of Period	5,297,000	28,000
Cash at End of Period	$27,555,000	$5,000

Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$38,806,000	$162,000
Extinguishment of unamortized debt discount and adjustment to accumulated deficit upon adoption of ASU 2020-06	$4,519,000	$-
Convertible notes payable issued for accrued expenses	$1,525,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2021 and 2020

Note 1 – Organization and Operations

In 1965, the corporate predecessor of GT Biopharma Inc. (Company), Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972 and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. In July 2017, the Company changed its name to GT Biopharma, Inc.

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

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on April 16, 2021 (the “2020 Annual Report”). The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Note 2 –Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2021, the Company incurred a net loss of $29.7 million and used cash in operating activities of $3.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the three months ended March 31, 2021, the Company received net cash of $24.7 million from the sale of 4,945,000 shares of its common stock pursuant to a public offering. At March 31, 2021, the Company had cash on hand in the amount of $27.6 million. The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, and licensing and/or marketing arrangements with pharmaceutical companies. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. Intercompany transactions and balances have been eliminated in consolidation.

In March 2011, the Company agreed to form a joint venture with engage:BDR, Inc., an on-line marketing company that offers both premium and placement-specific display marketing solutions and the ability to distribute campaigns through its own display platforms and channels. The first product to be marketed and sold through the Joint Venture was to be ErgoFlex™ product. In 2014 management of the Company decided to end the sale of any ErgoFlex product. The entity has been discontinued since 2014.

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

During the three months ended March 31, 2021, the Company believes the COVID-19 pandemic did impact its operating results. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including the temporary closure of its corporate office and having team members work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, valuation of notes payable, assumptions used in deriving the fair value of derivative liabilities, valuation of equity instruments issued for services and realization of deferred tax assets. Actual results could differ from those estimates.

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

The carrying amount of the Company’s derivative liability of $362,000 at March 31, 2021 and $383,000 at December 31, 2020 was based on Level 2 measurements.

The carrying amounts of the Company’s other financial assets and liabilities, such as cash, prepaid expense, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Net Loss Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Common stock issuable is included in our calculation as of the date of the underlying agreement. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of convertible notes, stock issuable to the exercise of stock options and warrants have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

These following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive.

	March 31, 2021	March 31, 2020

A. Options to purchase common stock	-	3
B. Warrants to purchase common stock	5,318,867	106,650
C. Convertible notes payable	-	4,678,823
D. Convertible Series J Preferred stock	-	692,220
E. Convertible Series C Preferred stock	7	7
	5,318,874	5,477,703

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in a decrease to additional paid-in capital of $4,519,000 (see Note 4).

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2021	December 31, 2020

A. Notes payable issued for cash	$-	$24,085,000
B. Notes payable issued for settlement agreements	-	2,528,000
C. Notes payable issued for forbearance agreements	-	3,849,000
D. Notes payable issued for consulting services	-	360,000
	-	30,822,000
Less unamortized debt discount	-	(4,519,000)
Convertible notes, net of discount	$-	$26,303,000

A.
Notes Payable Issued for Cash

As part of the Company’s financing activities, the Company issued convertible notes payable in exchange for cash. These notes payable were unsecured, bear interest at a rate of 10% per annum, mature in six months up to one year from the date of issuance, and are convertible to common stock at an average conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2020, the outstanding balance of these notes amounted to $24,085,000.

In January 2021, the Company issued similar notes payable in exchange for cash of $1,205,000. On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 7, these notes were mandatorily converted at a conversion rate of $3.40 per share into 7,438,235 shares of the Company’s common stock.

B.
Notes Payable Issued for Settlement Agreements

In fiscal 2019 and 2020, the Company issued its convertible notes payable to resolve claims and disputes pertaining to certain debt and equity instruments issued by the Company in prior years. The notes were unsecured, bear interest at a rate of 10%, mature in six months up to one year from the date of issuance, and are convertible to common stock at a conversion rate of $3.40 per share, as adjusted, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2020, outstanding balance of these notes payable for settlement agreements amounted to $2,528,000.

On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 7, these notes were mandatorily converted at a conversion rate of $3.40 per share into 743,529 shares of the Company’s common stock.

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

On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 7, these notes were mandatorily converted at a conversion rate of $3.40 per share into 1,132,059 shares of the Company’s common stock.

D.
Notes Payable issued for Consulting Agreements

In prior years, the Company issued its convertible notes payable in exchange for consulting services. These notes payable are unsecured, bear interest at a rate of 10% per annum, mature in six months up to one year from the date of issuance, and are convertible to common stock at an average conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2020, outstanding balance of these notes payable amounted to $360,000

In January 2021, the Company issued similar notes payable of $720,000 in exchange for consulting services. In addition, the Company also issued a note payable of $525,000 in exchange for the cancellation of an unpaid consulting fees that was recorded as part of accrued expenses as of December 31, 2020.

On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 7, these notes in the aggregate amount of $1,605,000 were mandatorily converted at a conversion rate of $3.40 per share into 472,059 shares of the Company’s common stock.

As of December 31, 2020, the Company accrued interest of $4,838,000 related to these convertible notes payable. During the period ended March 31, 2021, the Company accrued interest of $696,000. As a result of the mandatory conversion of the Company’s notes payable, on February 16, 2021, total accrued interest amounted to $5,534,000 were converted to 1,627,647 shares of common stock.

As a result, total notes payable of $33,272,000 and accrued interest of $5,534,000 for a total of $38,806,000 were mandatorily converted to 11,413,322 shares of common stock.

Adoption of ASU 2020-06

At December 31, 2020, the Company had recorded a note discount of $4,519,000 to account for beneficial conversion feature that existed on the date of issuance for the above notes.

On January 1, 2021 the Company chose to adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer required to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. The Company accounted for the adoption of this standard by charging opening additional paid in capital at January 1, 2021. In addition, pursuant to ASU 2020-06, the Company also adjusted accumulated deficit and additional paid in capital by $226,000 to account the derecognition of the $226,000 interest expense recorded in fiscal 2020.

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

As of March 31, 2021 and December 31, 2020, outstanding balance of this credit line amounted to $31,000, respectively.

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

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	March 31, 2021	December 31, 2020

Stock Price	$6.84	$7.21
Risk-free interest rate	0.92%	0.36%
Expected volatility	136%	135%
Expected life (in years)	4.4 years	4.6 years
Expected dividend yield	-	-

Fair Value:
Warrants	$362,000	$383,000

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

During the three months ended March 31, 2021, the Company recognized a gain of $21,000 to account the change in fair value of the derivative liability in accordance with ASC 842.

Note 7 – Stockholders’ Equity (Deficit)

Common Stock Issuable

As a result, of the mandatory conversion of the notes payable and accrued interest in the aggregate of $38,806,000 on February 16, 2021, the Company is obligated to issue a total of 11,413,322 shares of common stock to the respective noteholders.

As of March 31, 2021, the Company was only able to issue 3,779,322 shares of common stock or approximately 33% or $12,850,000 of the converted notes payable and accrued interest to the respective noteholders. With regards to the remaining 7,634,000 unissued shares of common stock, the Company is in the process of obtaining the necessary supporting documentation from the respective noteholders which will then be provided to the Company’s stock transfer agent as a requirement for the issuance of the common stock certificate.

For financial reporting purposes, the Company reported $25,956,000 as common stock issuable in the accompanying statements of stockholders equity to account for the estimated balance of the converted notes payable and accrued interest that the Company has not yet issued the corresponding common stock.

Subsequent to March 31, 2021, the Company issued a total of 5,336,191 shares of common stock to these noteholders upon submission of the required documentation to the Company’s stock transfer agent.

The following were transactions during the three months ended March 31, 2021:

Issuance of Common Stock in public offering

On February 16, 2021, the Company completed a public offering of 4,945,000 shares of common stock for net proceeds of $24,679,000, after deducting underwriting discounts, commissions and other direct offering expenses. As part of the offering, the Company also granted these investors, warrants to purchase 5,192,250 shares of common stock. The warrants are fully vested, exercisable at $5.50 per share and will expire in five years.

As a result of the completion of the public offering and the successful listing of its shares of common stock on the Nasdaq Capital Markets, convertible notes with an aggregate principal amount of $33,272,000 and accrued interest of $5,534,000 mandatorily converted at its stated conversion rate of $3.40 per share into 11,413,322 shares of the Company’s common stock (see Note 4).

Issuance of Common Stock for services - consultants

As part of consulting agreements with certain consultants, the Company agreed to grant these consultants common stock equal to 1% and 3% of the fully diluted shares of common stock of the Company upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). Pursuant to the agreement, approximately 75% of the common stock to be issued will vest immediately while the remaining 25% will vest over a period of two years.

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Markets (see Note 7). As a result, the Company issued to these consultants 2,502,518 shares of common stock with a fair value of $9,679,000. Pursuant to current accounting guidelines, as the grant of the common stock is subject to milestone or performance condition, the Company measured the fair value of the common stock on the respective date of the agreement, and then such award was recorded as compensation expense as the milestone or performance condition was met and in accordance with its vesting term of the grant.

During the period ended March 31, 2021, pursuant to the vesting terms of the agreements, the Company issued 1,807,374 shares of common stock to these consultants and recorded the corresponding stock compensation expense of $7,239,000. In addition, the Company also issued 150,000 shares of common stock with a fair value of $1,213,000 to other consultants for service rendered.

As of March 31, 2021, the fair value of 695,144 unvested shares to be recognized as compensation in future periods amounted to $2,440,000.

Issuance of Common Stock for research and development agreement

During the three months ended March 31, 2021, the Company issued 189,753 shares of common stock for a research and development agreement valued at $1,355,000. The common shares were valued on the market price at the date of grant.

Issuance of Common Stock upon exercise of warrants

During the three months ended March 31, 2021, the Company issued 94,824 shares of common stock upon the exercise of warrants resulting in cash proceeds of $58,000.

Common Stock Issuable

As a result of the mandatory conversion of the notes payable and accrued interest in the aggregate of $38,806,000 on February 16, 2021, the Company is obligated to issue a total of 11,413,322 shares of common stock to the respective noteholders.

As of March 31, 2021, the Company was only able to issue 3,779,322 shares of common stock or approximately 33% or $12,850,000 of the converted notes payable and accrued interest to the respective noteholders. With regards to the remaining 7,634,000 unissued shares of common stock, the Company is in the process of obtaining the necessary supporting documentation from the respective noteholders which will then be provided to the Company’s stock transfer agent as a requirement for the issuance of the common stock certificate.

For financial reporting purposes, the Company reported $25,956,000 as common stock issuable in the accompanying statements of stockholders equity to account for the estimated balance of the converted notes payable and accrued interest that the Company has not yet issued the corresponding common stock.

Subsequent to March 31, 2021, the Company issued a total of 5,336,191 shares of common stock to these noteholders upon submission of the required documentation to the Company’s stock transfer agent.

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

Shares of the Series J-1 Preferred Stock are convertible at any time, at the option of the holders, into shares of the Company’s common stock at an effective conversion price of $3.40 per share, subject to adjustment for, among other things, stock dividends, stock splits, combinations, reclassifications of our capital stock and mergers or consolidations, and subject to a beneficial ownership limitation which prohibits conversion if such conversion would result in the holder (together with its affiliates) being the beneficial owner of in excess of 9.99% of the Company’s common stock or 692,220 shares of common stock. Shares of the Series J-1 Preferred Stock have the same voting rights a shares of the Company’s common stock, with the holders of the Series J-1 Preferred Stock entitled to vote on an as-converted-to-common stock basis, subject to the beneficial ownership limitation described above, together with the holders of the Company’s common stock on all matters presented to the Company’s stockholders. The Series J-1 Preferred Stock are not entitled to any dividends (unless specifically declared by the Board), but will participate on an as-converted-to-common-stock basis in any dividends to the holders of the Company’s common stock. In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series J-1 Preferred Stock will be on parity with the holders of the Company’s common stock and will participate, on a on an as-converted-to-common stock basis, in any distribution to holders of the Company’s common stock. .

On February 16, 2021, as a result of the completion of the public offering and the successful listing of its shares of common stock on the Nasdaq Capital Markets, 2,353,548 shares of Series J Preferred stock mandatorily converted at a conversion rate of $3.40 per share into 692,220 shares of the Company’s common stock.

B.
Series C Preferred Stock

The 96,230 shares of Series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”), are convertible into 7 shares of the Company’s common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than $3.40 or more than $4.9113 common shares for each share of Series C Preferred Stock. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C Preferred Stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company’s common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C Preferred Stock is entitled to the number of votes equal to 0.26 divided by the average closing bid price of the Company’s common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. In the event of liquidation, the holders of the Series C Preferred Stock shall participate on an equal basis with the holders of the common stock (as if the Series C Preferred Stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C Preferred Stock are entitled to noncumulative dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through March 31, 2021.

C.
Series K Preferred Stock

On February 16, 2021, the Board designated 115,000 shares of Series K preferred stock, par value $.01. (the “Series K Preferred Stock”).

Shares of the Series K Preferred Stock are convertible at any time, at the option of the holders, into shares of the Company’s common stock at an effective conversion rate of 100 shares of common stock for each share of Series K Preferred. Shares of the Series K Preferred Stock have the same voting rights a shares of the Company’s common stock, with the holders of the Series K Preferred Stock entitled to vote on an as-converted-to-common stock basis, subject to the beneficial ownership limitation, together with the holders of the Company’s common stock on all matters presented to the Company’s stockholders. The Series K Preferred Stock are not entitled to any dividends (unless specifically declared by the Board), but will participate on an as-converted-to-common-stock basis in any dividends to the holders of the Company’s common stock. In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series K Preferred Stock will be on parity with the holders of the Company’s common stock and will participate, on a on an as-converted-to-common stock basis, in any distribution to holders of the Company’s common stock.

As of March 31, 2021, there were no Series K Preferred stock issued and outstanding.

Stock Warrants

Stock warrant transactions for the three months ended March 31, 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020:	221,041	$3.40
Granted	5,192,250	5.50
Forfeited/canceled	-	-
Exercised	(94,424)	3.23
Outstanding at March 31, 2021	5,318,867	$5.44
Exercisable at March 31, 2021	5,318,867	$5.44

As of March 31. 2021, all issued and outstanding warrants are fully vested and the intrinsic value of these warrants amounted to $7,415,000.

The following were transactions during the three months ended March 31, 2021:

On February 16, 2021, as part of the Company’s public offering, the Company issued warrants to investors to purchase up to an aggregate of 5,192,250 shares of common stock. The warrants have an exercise price of $5.50 per share, subject to adjustment in certain circumstances and will expire in five years.

During the three months ended March 31, 2021, the Company issued 94,424 shares of common stock upon exercise of warrants which also resulted cash proceeds of $58,000.

Note 8 – Related Party

During the period ended March 31, 2021, the Company recorded consulting expense of $250,000 for services rendered by a consultant who is also an owner of approximately 10% of the Company’s issued and outstanding common stock. In addition, the Company also issued a note payable to this consultant of $525,000 in exchange for the cancellation of unpaid consulting fees of $525,000 that was recorded as part of accrued expenses at December 31, 2020. There was no similar consulting expense incurred during the period ended March 31, 2020.

Note 9 – Equity Compensation to Officers and Board of Directors

As part of employment agreements with its CEO and its CFO, these officers were to receive a fully vested stock grant equal to aggregate of 10% and 1.5% of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of Mr. Cataldo) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, the Company also granted similar equity compensation to members of the Company’s Board of Directors wherein these directors were to receive stock grant equal to 1% and 1.25% of the fully diluted shares of common stock of the Company. Pursuant to the agreement, approximately 75% of the common stock to be issued vested immediately while the remaining 25% will vest over a period of two years.

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Markets (see Note 7). As such, 4,379,407 shares of its common stock were granted to these officers and directors which had a fair value of $18,621,000. Pursuant to current accounting guidelines, as the grant of the common stock is subject to milestone or performance condition, the Company measured the fair value of the common stock on the respective date of the agreement, and then such award was recorded as compensation expense as the milestone or performance condition is met and in accordance with its vesting term of the grant.

During the period ended March 31, 2021, the Company recognized stock compensation of $14,296,000 to account equity compensation to officers and directors of the 3,640,816 shares that vested.

As of March 31, 2021, the fair value of the 738,591 unvested shares that will be recognized as compensation in future periods amounted to $4,325,000.

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

a.
On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion, an individual (“Lion”), and by Daniel Vallera, an individual (“Vallera”). Lion and Vallera are referred to jointly as the “Plaintiffs”. The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. (either of them or jointly, the “Company”). The Plaintiffs allege breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. Lion alleges breach of a consulting agreement between Lion and the Company entered into on or about September 1, 2015. Vallera alleges breach of a consulting agreement between Vallera and the Company entered into in or around October, 2018. The Complaint seeks actual damages of $1,670,000, for the fair market value of the number of shares of GT Biopharma, Inc. that at the time of judgment represent 882,353 shares of such stock as of September 1, 2015, and that GT Biopharma, Inc. issue Lion the number of common shares of GT Biopharma, Inc. that at the time of judgment represent 882,353 such shares as of September 1, 2015.The Company filed an answer to the complaint denying many allegations and asserting affirmative defenses. Discovery has commenced and trial is scheduled for May, 2022. The Company believes the case is without merit and will defend it vigorously.

b.
On March 3, 2021 a complaint was filed by Sheffield Properties in the superior Court of California. County of Ventura. The litigation arises from a commercial lease entered into by GT Biopharma for office space in Westlake Village. GT Biopharma has been served but has not yet answered the complaint. Sheffield Properties seeks damages in excess of $250,000. We intend to vigorously defend against these claims. We believe we have made adequate provision in our financial statements to provide for any potential settlement.

2.
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

During the period ended March 31, 2021, the Company recorded research and development expenses of $224,000 pursuant to this agreement.

Note 11- Subsequent Events

Subsequent to March 31, 2021, the Company issued 1,274,096 shares of common stock upon exercise of warrants for cash proceeds of $7,008,000.

Subsequent to March 31, 2021, the Company issued a total of 5,336,191 shares of common stock to noteholders whose notes payable and accrued interest were mandatorily converted to common stock on February 16, 2021 (see Note 4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Part I. Item 1A: Risk Factors” and “Part II. Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2020. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

Our initial work has been conducted in collaboration with the Masonic Cancer Center at the University of Minnesota under a program led by Dr. Jeffrey Miller, the Deputy Director. Dr. Miller is a recognized leader in the field of NK cell and IL-15 biology and their therapeutic potential. We have exclusive rights to the TriKE platform and are generating additional intellectual prop

Recent Developments

On February 16, 2021, we completed a public offering of 4,945,000 shares of common stock for net proceeds of $24,679,000, after deducting underwriting discounts, commissions and other direct offering expenses. As part of the offering, we also granted these investors warrants to purchase 5,192,250 shares of common stock. The warrants are fully vested, exercisable at $5.50 per share and will expire in five years.

As a result of the completion of the public offering and the successful listing of our shares of common stock on the Nasdaq Capital Markets, convertible notes with an aggregate principal amount of $33,272,000 and accrued interest of $5,534,000 mandatorily converted at its stated conversion rate of $3.40 per share into 11,413,322 shares of our common stock (see Note 4 of the Financial Statements).

As part of consulting agreements with certain consultants, we agreed to grant these consultants shares of common stock equal to 1% and 3% of the fully diluted shares of our common stock upon completion of a qualified financing and listing on a national market as consideration for entering into such consulting agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). Pursuant to the consulting agreement, approximately 75% of the common stock to be issued will vest immediately while the remaining 25% will vest over a period of two years.

On February 16, 2021, we completed a qualified equity offering and listing. As a result, we granted these consultants 2,502,518 shares of common stock. During the period ended March 31, 2021, pursuant to the vesting terms of the consulting agreements, we issued 1,807,374 shares of common stock to these consultants and recorded the corresponding stock compensation expense of $7,239,000. In addition, we also issued 150,000 shares of common stock with a fair value of $1,213,000 to other consultants for services rendered.

During the three months ended March 31, 2021, we also issued 189,753 shares of common stock for a research and development agreement valued at $1,355,000. The common shares were valued on the market price at the date of grant.

During the three months ended March 31, 2021, we issued 94,824 shares of common stock upon the exercise of warrants resulting in cash proceeds of $58,000.

On February 16, 2021, as a result of the completion of the public offering and the successful listing of our shares of common stock on the Nasdaq Capital Markets, 2,353,548 shares of Series J-1 Preferred Stock mandatorily converted at a conversion rate of $3.40 per share into 692,220 shares of our common stock. (See Note 7 of our Financial Statements)

On February 16, 2021, as part of our public offering of common stock and warrants, we issued warrants to investors to purchase up to an aggregate of 5,192,250 shares of common stock. The warrants have an exercise price of $5.50 per share, subject to adjustment in certain circumstances and will expire in five years. (See Note 7 of our Financial Statements)

As part of employment agreements with our CEO and CFO, these officers were to receive a fully vested stock grant of shares of common stock equal to aggregate of 10% and 1.5% of the fully diluted shares of our common stock (calculated with the inclusion of the current stock holdings of Mr. Cataldo) upon conversion of options, warrants and convertible notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, we also granted similar equity compensation to members of our Board of Directors wherein these directors were to receive stock grant equal to 1% and 1.25% of the fully diluted shares of our common stock. Pursuant to these agreement, approximately 75% of the common stock to be issued will vest immediately while the remaining 25% will vest over a period of two years.

On February 16, 2021, as a result of the completion of the public offering and the successful listing of our shares of common stock on the Nasdaq Capital Markets, we granted 4,379,407 shares of common stock to these officers and directors which had a fair value of $18,621,000.

Subsequent to March 31, 2021, we issued 1,274,096 shares of common stock upon exercise of warrants for cash proceeds of $7,008,000.

Subsequent to March 31, 2021, we issued a total of 5,336,191 shares of common stock to noteholders whose notes payable and accrued interest were mandatorily converted to common stock on February 16, 2021 (see Note 4 of the Financial Statements)

On April 23, 2021, our Compensation Committee approved an amendment and restatement of the employment agreements of Anthony Cataldo, the Chief Executive Officer and Michael Handelman, the Chief Financial Officer. (See Part II, Item 5 of this report)

On April 23, 2021, Dr. Gregory Berk resigned as a director and accepted employment as our Chief Medical Officer. In connection with his appointment as Chief Medical Officer, the Compensation Committee approved a four year employment agreement for Dr. Berk. (See Part II, Item 5 of this report)

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Research and Development Expenses

During the three months ended March 31, 2021 and 2020, we incurred $1,640,000 and $324,000 research and development expenses, an increase of $1,316,000. Research and development costs increased due primarily to the issuance of 189,753 shares of common stock as payment of a fee valued at $1,355,000. We anticipate our direct clinical costs to increase in the remainder of 2021 upon the continuation of a phase one/two clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the three months ended March 31, 2021 and 2020, we incurred $27,362,000 and $746,000 of selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable the increase in stock based compensation. In the period ended March 31, 2021 we incurred $21,535,000 of stock based compensation, we incurred no such expenses during 2020.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $21,000 for the three months ended March 31, 2021 and we had no such gain or loss for the same period in 2020.

Interest Expense

Interest expense was $696,000 and $638,000 for the three months ended March 31, 2021 and 2020 respectively.  The increase is primarily due to the increase in the amount of outstanding convertible notes.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the three months ended March 31, 2021, the Company raised the net amount of $24.7 million through issuance of common stock, raised $1.2 million from a series of issuances of convertible notes as compared to $0.2 million during the same period in 2020. We anticipate that cash utilized for selling, general and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and has cash of $27.6 million as of March 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2021.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2021. Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 as a result of material weaknesses in internal control over financial reporting due to (i) inadequate segregation of duties, (ii) risks of executive override and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC regulation, in each case, as described in “Item 9A. Controls and Procedures” in the Company’s Form 10-K for the year ended December 31, 2020.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion, an individual (“Lion”), and by Daniel Vallera, an individual (“Vallera”). Lion and Vallera are referred to jointly as the “Plaintiffs”. The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. (either of them or jointly, the “Company”). The Plaintiffs allege breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. Lion alleges breach of a consulting agreement between Lion and the Company entered into on or about September 1, 2015. Vallera alleges breach of a consulting agreement between Vallera and the Company entered into in or around October, 2018. The Complaint seeks actual damages of $1,670,000, for the fair market value of the number of shares of GT Biopharma, Inc. that at the time of judgment represent 882,353 shares of such stock as of September 1, 2015, and that GT Biopharma, Inc. issue Lion the number of common shares of GT Biopharma, Inc. that at the time of judgment represent 882,353 such shares as of September 1, 2015.The Company filed an answer to the complaint denying many allegations and asserting affirmative defenses. Discovery has commenced and trial is scheduled for May, 2022. The Company believes the case is without merit and will defend it vigorously.

On March 3, 2021 a complaint was filed by Sheffield Properties in the superior Court of California. County of Ventura. The litigation arises from a commercial lease entered into by GT Biopharma for office space in Westlake Village. GT Biopharma has been served but has not yet answered the complaint. Sheffield Properties seeks damages in excess of $250,000. We intend to vigorously defend against these claims. We believe we have made adequate provision in our financial statements to provide for potential settlement.

Item 1A.  Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

The Company made the following issuances of its unregistered equity securities pursuant exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D promulgated thereunder that have not previously been reported:

●
In January 2021, the Company entered into securities purchase agreements with certain purchasers pursuant to which the Company issues convertible notes in an aggregate principal amount of $2,450,000, which notes are convertible into the Company’s common stock at an initial conversion price of $0.20 per share.
●
11,413,322 shares of common stock on or after February 16, 2021, in connection with (i) the conversion of the Company’s convertible notes or debentures upon completion of the listing on Nasdaq and (ii) payments of interest in lieu of cash with respect to the Company’s convertible notes or debentures.
●
83,824 shares of common stock in connection with the exercise of certain settlement warrants on or after February 16, 2021.
●
692,220 shares of common stock in connection with the conversion of all outstanding shares of Series J-1 Preferred Stock on February 23 and March 17, 2021.
●
5,491,638 shares of common stock to certain of the Company’s directors, executive officers and consultants as compensatory bonuses after completion of the successful listing on the Nasdaq Capital Markets on February 11, 2021.
●
1,368,520 shares of common stock upon exercise of warrants for cash subsequent to December 31, 2020.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

 On April 23, 2021, Dr. Gregory Berk resigned as a member of the Board of Directors (the “Board”).

On April 23, 2021, the Compensation Committee of the Board (the “Compensation Committee”) approved an amendment and restatement of the Employment Agreement with Anthony Cataldo, the Chief Executive Officer, increasing his annual base salary to $500,000, setting his target bonus at 50% of his annual base salary, and extending the term of his agreement to four years. Upon the termination of Mr. Cataldo’s employment for any reason, Mr. Cataldo will receive his accrued but unpaid salary and vacation pay through the date of termination and any other benefits accrued to him under any benefit plans outstanding at such time, and the reimbursement of documented, unreimbursed expenses incurred prior to such date. Upon the termination of Mr. Cataldo employment without cause (as defined in the his Amended and Restated Employment Agreement) or upon Mr. Cataldo’s termination of his employment for good reason (as defined in his Amended and Restated Employment Agreement) prior to the end of the term of his Amended and Restated Employment Agreement, Mr. Cataldo shall also receive (i) a lump sum payment equal to the greater of the amount of his annual base salary (at the then-current rate) that he would have earned through the end of the term of the agreement, and 50% of his annual base salary, plus (ii) a lump sum payment equal to the greater of the bonus paid or payable to Mr. Cataldo for the immediately preceding year, and the target bonus under the performance bonus plan, if any, in effect during the immediately preceding year, plus (iii) monthly reimbursement for the cost of medical, life and disability insurance coverage at a level equivalent to that provided by the for a period of the earlier of (a) one year and (b) the time Mr. Cataldo begins alternative employment wherein said insurance coverage is available and offered to Mr. Cataldo. All payments to Mr. Cataldo under his Amended and Restated Employment Agreement are subject to withholding of applicable taxes. Mr. Cataldo will also be designated for election to the Board during the term of his Amended and Restated Employment Agreement.

On April 23, 2021, the Compensation Committee also approved an amendment and restatement of the Employment Agreement with Michael Handelman, the Chief Financial Officer, increasing his annual base salary to $375,000, setting his target bonus at 40% of his annual base salary and extending the term of his agreement to four years. Mr. Handelman entered into an Amended and Restated Employment Agreement with the memorializing the foregoing amendments, on terms substantially similar to those set forth in Mr. Cataldo’s Amended and Restated Employment Agreement, other than the obligation to designate Mr. Handelman for election to the Board.

On April 23, 2021, the Compensation Committee also approved the entry into an Employment Agreement with Dr. Gregory Berk pursuant to which Dr. Berk will serve as the Chief Medical Officer for a term of four years. Dr. Berk will receive an annual base salary of $425,000 and is eligible to participate in the performance bonus plan or as otherwise determined by the Compensation Committee, with a target annual bonus of 40% of his annual base salary. Concurrent with his employment the granted Dr. Berk 208,543 shares of the common stock, vesting 25% on each of the first four annual anniversaries of the date of grant, subject to Dr. Berk’s continued service on each such vesting date, provided, that in the event of a change of control transaction, such shares shall immediately accelerate and vest. Such share award is contingent upon shareholder approval. The terms of Dr. Berk’s Employment Agreement are otherwise substantially similar to those set forth in Mr. Cataldo’s Amended and Restated Employment Agreement, other than the obligation to designate Dr. Berk for election to the Board.

Item 6.  Exhibits

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	04/01/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	03/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	03/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	02/11/2021
3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003		10-QSB	3	000-08092	08/14/2003
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		8-K	3.1	000-08092	04/05/2019
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		10-K	4.2	001-40023	04/16/2021
10.1	Amended and Restated Employment Agreement with Anthony Cataldo, dated April 23, 2021	X
10.2	Amended and Restated Employment Agreement with Michael Handelman, dated April 23, 2021	X
10.3	Amended and Restated Employment Agreement with Dr. Gregory Berk, dated April 23, 2021	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

GT Biopharma, Inc.

Dated: May 17, 2021	By:	/s/ Anthony Cataldo
Anthony Cataldo
Chief Executive Officer, Chief Financial Officer and Chairman of the Board