Form 10-Q
period 2021-06-30
GT Biopharma, Inc.
filed 2021-08-23
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 15, 2021, the issuer had 30,482,193 shares of common stock outstanding.

GT Biopharma, Inc. and Subsidiaries

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GT BIOPHARMA, INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
ASSETS:	(unaudited)
Current assets
Cash and cash equivalents	$39,505,000	$5,297,000
Prepaid expenses	62,000	364,000
Total Current Assets	$39,567,000	$5,661,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,497,000	$2,243,000
Accrued expenses	906,000	1,296,000
Accrued interest	-	4,838,000
Convertible notes payable (net of discount of $4,519,000 at December 31, 2020)	-	26,303,000
Line of Credit	31,000	31,000
Derivative liability	842,000	383,000
Total current liabilities	3,276,000	35,094,000

Stockholders' Equity (Deficit):

Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized:
Series C - 96,230 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,000	1,000
Series J-1 - 0 and 2,353,548 shares issued and outstanding at June 30, 2021 and December 31, 2020 , respectively	-	2,000
Series K- none issued and outstanding at June 30, 2021 and December 31, 2020 , respectively	-	-
Common stock, par value $0.001, 2,000,000,000 shares authorized, 28,144,077 and 5,218,122 shares issued and outstanding as of June 30, 2021 and December 31, 2020 , respectively	28,000	5,000
Common stock issuable, 3,152,000 shares at June 30, 2021	10,716,000	-
Additional paid in capital	655,655,000	566,356,000
Accumulated deficit	(629,940,000)	(595,628,000)
Non Controlling Interest	(169,000)	(169,000)
Total stockholders' equity (deficit)	36,291,000	(29,433,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$39,567,000	$5,661,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	639,000	12,000	2,279,000	336,000
Selling, general and administrative (including $577,000 and $14,873,000 of stock compensation to officers and directors in 2021 during the three and six months ended June 30, 2021)	3,742,000	1,546,000	31,104,000	2,292,000

Loss from Operations	4,381,000	1,558,000	33,383,000	2,628,000

Other Expense
Change in fair value of derivative liability	480,000	-	459,000	-
Settlement expense	-	11,206,000	-	11,206,000
Interest expense	-	4,658,000	696,000	5,296,000
Total Other Expense, net	480,000	15,864,000	1,155,000	16,502,000

Net Loss	$(4,861,000)	$(17,422,000)	$(34,538,000)	$(19,130,000)

Net loss per share
Basic and diluted	$(0.15)	$(0.24)	$(1.39)	$(0.27)

Weighted average common shares outstanding
Basic and diluted	33,516,428	71,899,937	24,925,908	70,978,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

For the six months ended June 30, 2021 and 2020

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	2,449,778	$3,000	5,218,122	$5,000	-	$-	$566,356,000	$(595,628,000)	$(169,000)	$(29,433,000)

Extinguishment of debt discount upon adoption of ASU 2020-06	-	-	-	-	-	-	(4,745,000)	226,000	-	(4,519,000)

Conversion of Preferred Series J to common stock	(2,353,548)	(2,000)	692,220	1,000	-	-	1,000	-	-	-

Common shares issued upon mandatory conversion of notes payable and accrued interest	-	-	8,261,809	8,000	3,152,000	10,716,000	28,075,000	-	-	38,799,000

Common shares issued upon exercise of warrants	-	-	3,047,818	3,000	-	-	16,293,000	-	-	16,296,000

Issuance of common stock in public offering, net of cost	-	-	4,945,000	5,000	-	-	24,674,000	-	-	24,679,000

Issuance of common stock for research and development agreement	-	-	189,753	-	-	-	1,355,000	-	-	1,355,000

Issuance of common stock for services	-	-	2,050,060	2,000	-	-	8,777,000	-	-	8,779,000
										-
Equity compensation to officers and board of directors	-	-	3,739,295	4,000	-	-	14,869,000	-	-	14,873,000
										-
Net loss								(34,538,000)		(34,538,000)

Balance, June 30, 2021	96,230	$1,000	28,144,077	$28,000	3,152,000	$10,716,000	$655,655,000	$(629,940,000)	$(169,000)	$36,291,000

Balance, March 31, 2021	96,230	$1,000	20,517,431	$21,000	7,634,000	$25,956,000.00	$623,287,000	$(625,079,000)	$(169,000)	$24,017,000

Common shares issued upon conversion of notes payable	-	-	4,482,487	4,000	(4,482,000)	(15,240,000)	15,232,000	-	-	(4,000)

Common shares issued upon exercise of warrants	-	-	2,953,394	3,000	-	-	16,232,000	-	-	16,235,000

Issuance of common stock for services	-	-	92,286	-	-	-	327,000	-	-	327,000

Equity compensation to officers and board of directors	-	-	98,479	-	-	-	577,000	-	-	577,000
										-
Net loss								(4,861,000)		(4,861,000)

Balance, June 30, 2021	96,230	$1,000	28,144,077	$28,000	3,152,000	$10,716,000	$655,655,000	$(629,940,000)	$(169,000)	$36,291,000

Balance, December 31, 2019	2,449,778	$3,000	4,104,982	$4,000	-	$-	$548,184,000	$(567,332,000)	$(169,000)	$(19,310,000)

Beneficial conversion feature of convertible notes	-	-	62,647	-	-	-	213,000	-	-	213,000

Issuance of common stock for settlement of litigation	-	-	205,882	-	-	-	29,000	$-	-	29,000

Common shares issued upon conversion of notes payable	-	-	63,882	-	-	-	1,910,000	-	-	1,910,000

Equity compensation	-	-	-	-	-	-	146,000	-	-	146,000

Net loss	-	-	-	-	-	-		(19,130,000)	-	(19,130,000)

Balance, June 30, 2020	2,449,778	$3,000	4,437,394	$4,000	-	$-	$550,482,000	$(586,462,000)	$(169,000)	$(36,142,000)

Balance, March 31, 2020	2,449,778	$3,000	4,152,908	$4,000	-	$-	$548,347,000	$(577,683,000)	$(169,000)	$(29,498,000)

Beneficial conversion feature of convertible notes	-	-	62,647	-	-	-	213,000	-	-	213,000

Issuance of common stock for settlement of litigation	-	-	205,882	-	-	-	29,000	-	-	29,000

Common shares issued upon conversion of notes payable	-	-	15,957	-	-	-	1,747,000	-	-	1,747,000

Equity compensation	-	-	-	-	-	-	146,000	-	-	146,000

Net loss	-	-	-	-	-	-		(17,422,000)	-	(8,779,000)

Balance, June 30, 2020	2,449,778	$3,000	4,437,394	$4,000	-	$-	$550,482,000	$(595,105,000)	$(169,000)	$(36,142,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

\

GT BIOPHARMA, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,538,000)	$(19,130,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	459,000	-
Stock based compensation - consultants and research and development	10,134,000	-
Stock based compensation - officers and board of directors	14,873,000	147,000
Convertible notes payable issued for consulting services	720,000	-
Amortization of debt discount	-	1,000
Non-cash interest expense	-	3,955,000
Settlement expense	-	11,206,000
Effect of changes in assets and liabilities:
Prepaid expenses	302,000	126,000
Accounts payable and accrued expenses	(611,000)	61,000
Accrued interest	689,000	-
Net Cash Used in Operating Activities	(7,972,000)	(3,634,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	16,296,000	-
Proceeds from exercise of warrants	24,679,000	-
Proceeds from issuance of notes payable	1,205,000	4,457,000
Net Cash Provided by Financing Activities	42,180,000	4,457,000

Net Increase (Decrease) in Cash	34,208,000	823,000
Cash at Beginning of Period	5,297,000	28,000
Cash at End of Period	$39,505,000	$851,000

Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$38,799,000	$200,000
Extinguishment of unamortized debt discount and adjustment to accumulated deficit upon adoption of ASU 2020-06	$4,745,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of and For the Six Months Ended June 30, 2021 and 2020

Note 1 - Organization and Operations

In 1965, the corporate predecessor of GT Biopharma, Inc. (Company), Diagnostic Data, Inc. was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972 and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. In July 2017, the Company changed its name to GT Biopharma, Inc.

The Company is a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE™), and Tetra-specific Killer Engager (Dual Targeting TriKEDual Targeting TriKE) platforms. The Company’s TriKE and Dual Targeting TriKE platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells.

Note 2 -Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2021, the Company incurred a net loss of $34.5 million and used cash in operating activities of $8.0 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the year ended December 31, 2020, raised substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2021, the Company received net cash of $24.7 million from the sale of 4,945,000 shares of its common stock pursuant to a public offering, issuance of notes payable for cash of $1.2 million and $16.3 million in cash from exercise of warrants for a total cash received of $42 million. At June 30, 2021, the Company had cash on hand in the amount of $39.5 million. The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, and licensing and/or marketing arrangements with pharmaceutical companies. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

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

Basis of Presentation and Principles of Consolidation

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

During the six months ended June 30, 2021, the Company believes the COVID-19 pandemic did impact its operating results. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including the temporary closure of its corporate office and having team members work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, valuation of notes payable, assumptions used in deriving the fair value of derivative liabilities, valuation of equity instruments issued for compensation and services and realization of deferred tax assets. Actual results could differ from those estimates.

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

The carrying amount of the Company’s derivative liability of $842,000 at June 30, 2021 and $383,000 at December 31, 2020 was based on Level 2 measurements.

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

Net Loss Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Common stock issuable is considered to be outstanding in the calculation from the date of grant. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of convertible notes, stock issuable to the exercise of stock options and warrants have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

These following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive.

	June 30, 2021	June 30, 2020

A. Options to purchase common stock	-	3
B. Warrants to purchase common stock	2,365,473	106,650
C. Convertible notes payable	-	4,678,823
D. Convertible Series J-1 Preferred stock	-	692,220
E. Convertible Series C Preferred stock	7	7
	2,365,480	5,477,703

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in a decrease to additional paid-in capital of $4,519,000 (see Note 4).

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2021	December 31, 2020

A. Notes payable issued for cash	$-	$24,085,000
B. Notes payable issued for settlement agreements	-	2,528,000
C. Notes payable issued for forbearance agreements	-	3,849,000
D. Notes payable issued for consulting services	-	360,000
	-	30,822,000
Less unamortized debt discount	-	(4,519,000)
Convertible notes, net of discount	$-	$26,303,000

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

In January 2021, the Company issued similar notes payable in exchange for cash of $1,205,000. On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 7, these notes, in the aggregate amount of $25,290,000, were mandatorily converted at a conversion rate of $3.40 per share into 7,438,235 shares of the Company’s common stock.

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

In January 2021, the Company issued similar notes payable of $720,000 in exchange for consulting services. In addition, the Company also issued a note payable of $525,000 in exchange for the cancellation of an unpaid consulting fee that was recorded as part of accrued expenses as of December 31, 2020.

On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 7, these notes in the aggregate amount of $1,605,000 were mandatorily converted at a conversion rate of $3.40 per share into 472,059 shares of the Company’s common stock.

As of December 31, 2020, the Company accrued interest of $4,838,000 related to these convertible notes payable. During the period ended June 30, 2021, the Company accrued interest of $689,000 for a total accrued interest of $5,527,000.

As a result of the mandatory conversion of the Company’s notes payable, on February 16, 2021, all notes payable of $33,272,000 and accrued interest of $5,527,000, for a total of $38,799,000, were mandatorily converted to 11,413,809 shares of common stock.

Adoption of ASU 2020-06

In fiscal 2020, the Company recorded a note/debt discount of $4,745,000 to account for the beneficial conversion feature that existed on the date of issuance for the above convertible notes payable. The debt discount is being amortized to interest expense over the term of the corresponding convertible notes payable. At December 31, 2020, the Company had recorded an unamortized note/debt discount of $4,519,000.

On January 1, 2021 the Company chose to adopt Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer required to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital.

As a result of the adoption of ASU 2020-06, the Company extinguished the previously recorded debt discount of $4,745,000 by charging the opening additional paid in capital at January 1, 2021. In addition, the Company also adjusted accumulated deficit to account for the derecognition of the $226,000 interest expense due to the amortization of the debt discount that was recorded in fiscal 2020. As a result of these adjustments, the unamortized debt discount of $4,519,000 was extinguished.

Note 5 - Line of Credit

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

As of June 30, 2021 and December 31, 2020, the outstanding balance of this credit line amounted to $31,000 respectively.

Note 6 - Derivative Liability

During the year ended December 31, 2020, the Company issued certain warrants that contained a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder upon occurrence of certain change in control type events.

In accordance with ASC 815, the fair value of these warrants are classified as a liability in the Consolidated Balance Sheet and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	June 30, 2021	December 31, 2020

Stock Price	$15.50	$7.21
Risk-free interest rate	0.87%	0.36%
Expected volatility	135%	135%
Expected life (in years)	4.33 years	4.60 years
Expected dividend yield	-	-

Fair Value:
Warrants	$842,000	$383,000

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

During the six months ended June 30, 2021, the Company recognized an expense of $459,000 to account for the change in fair value of the derivative liability.

Note 7 - Stockholders’ Equity (Deficit)

Common Stock Issuable

As a result, of the mandatory conversion of the notes payable and accrued interest in the aggregate of $38,799,000 on February 16, 2021, the Company is obligated to issue a total of 11,413,809 shares of common stock to the respective noteholders.

As of June 30, 2021, the Company was only able to issue 8,261,809 shares of common stock or approximately 72% or $28,083,000 of the converted notes payable and accrued interest to the respective noteholders. With regards to the remaining 3,152,000 unissued shares of common stock, the Company is in the process of obtaining the necessary supporting documentation from the respective noteholders which will then be provided to the Company’s stock transfer agent as a requirement for the issuance of the common stock certificate.

For financial reporting purposes, the Company reported $10,716,000 as common stock issuable in the accompanying statements of stockholders equity to account for the estimated balance of the converted notes payable and accrued interest for which the Company has not yet issued the corresponding common stock.

Subsequent to June 30, 2021, the Company issued a total of 2,313,116 shares of common stock to these noteholders upon submission of the required documentation to the Company’s stock transfer agent.

Common Stock

The following were transactions during the six months ended June 30, 2021:

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

As a result of the completion of the public offering and the listing of its shares of common stock on the Nasdaq Capital Markets, convertible notes payable and accrued interest with an aggregate amount of $38,799,000 were mandatorily converted at its stated conversion rate of $3.40 per share into 11,413,809 shares of the Company’s common stock (see Note 4).

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

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Markets. As such, 2,502,518 shares of common stock were granted to these consultants with a fair value of $9,679,000. Pursuant to current accounting guidelines, as the grant of the common stock is subject to milestone or performance conditions, the Company measured the fair value of the common stock on the respective date of the agreement, and then such award was recorded as compensation expense as the milestone or performance condition was met and in accordance with its vesting term of the grant.

During the period ended June 30, 2021, pursuant to the vesting terms of the agreements, the Company issued 1,900,060 shares of common stock with a grant date fair value of $7,564,000 to these consultants. In addition, the Company also issued 150,000 shares of fully vested common stock with a fair value of $1,213,000 to other consultants for service rendered. As a result, the Company issued a total of 2,050,060 shares of common stock and recognized stock compensation expense of $8,779,000 to account the fair value of common stock that vested.

As of June 30, 2021, the unvested and unissued common stock totaled 602,458 shares of common stock with an estimated fair value of $2,115,000 that will be recognized as stock compensation in future periods based upon the remaining vesting term of the grant.

Issuance of Common Stock for research and development agreement

During the six months ended June 30, 2021, the Company issued 189,753 shares of common stock for a research and development agreement valued at $1,355,000. The common shares were valued on the market price at the date of grant.

Issuance of Common Stock upon exercise of warrants

During the six months ended June 30, 2021, the Company issued 3,047,818 shares of common stock upon the exercise of warrants resulting in cash proceeds of $16,296,000.

Preferred Stock

A. Series C Preferred Stock

In prior year, the Company issued 96,230 shares of Series C preferred stock. The Series C has a par value of $0.01 per share (the “Series C Preferred Stock”), and are convertible into 7 shares of the Company’s common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than $3.40 or more than $4.9113. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C Preferred Stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company’s common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C Preferred Stock is entitled to the number of votes equal to 0.26 divided by the average closing bid price of the Company’s common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. In the event of liquidation, the holders of the Series C Preferred Stock shall participate on an equal basis with the holders of the common stock (as if the Series C Preferred Stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C Preferred Stock are entitled to noncumulative dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through June 30, 2021.

As of June 30, 2021 and December 31, 2020, total Series C Preferred Stock issued and outstanding totaled 96,230 shares.

B. Series J Preferred Stock

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

Shares of the Series J-1 Preferred Stock are convertible at any time, at the option of the holders, into shares of the Company’s common stock at an effective conversion price of $3.40 per share, subject to adjustment for, among other things, stock dividends, stock splits, combinations, reclassifications of our capital stock and mergers or consolidations, and subject to a beneficial ownership limitation which prohibits conversion if such conversion would result in the holder (together with its affiliates) being the beneficial owner of in excess of 9.99% of the Company’s common stock or 692,220 shares of common stock. Shares of the Series J-1 Preferred Stock have the same voting rights a shares of the Company’s common stock, with the holders of the Series J-1 Preferred Stock entitled to vote on an as-converted-to-common stock basis, subject to the beneficial ownership limitation described above, together with the holders of the Company’s common stock on all matters presented to the Company’s stockholders. The Series J-1 Preferred Stock are not entitled to any dividends (unless specifically declared by the Board), but will participate on an as-converted-to-common-stock basis in any dividends to the holders of the Company’s common stock. In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series J-1 Preferred Stock will be on parity with the holders of the Company’s common stock and will participate, on a on an as-converted-to-common stock basis, in any distribution to holders of the Company’s common stock. As of December 31, 2020, total Series J-1 Preferred Stock issued and outstanding totaled 2,353,548 shares.

On February 16, 2021, as a result of the completion of the public offering and the listing of its shares of common stock on the Nasdaq Capital Markets, the entire 2,353,548 shares of Series J-1 Preferred Stock were mandatorily converted at a conversion rate of $3.40 per share into 692,220 shares of the Company’s common stock. As of June 30, 2021, there were no shares of Series J-1 Preferred stock issued and outstanding.

C. Series K Preferred Stock

On February 16, 2021, the Board designated 115,000 shares of Series K preferred stock, par value $.01. (the “Series K Preferred Stock”).

Shares of the Series K Preferred Stock are convertible at any time, at the option of the holders, into shares of the Company’s common stock at an effective conversion rate of 100 shares of common stock for each share of Series K Preferred Stock. Shares of the Series K Preferred Stock have the same voting rights as shares of the Company’s common stock, with the holders of the Series K Preferred Stock entitled to vote on an as-converted-to-common stock basis, subject to the beneficial ownership limitation, together with the holders of the Company’s common stock on all matters presented to the Company’s stockholders. The Series K Preferred Stock are not entitled to any dividends (unless specifically declared by the Board), but will participate on an as-converted-to-common-stock basis in any dividends to the holders of the Company’s common stock. In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series K Preferred Stock will be on parity with the holders of the Company’s common stock and will participate, on a on an as-converted-to-common stock basis, in any distribution to holders of the Company’s common stock.

As of June 30, 2021 and December 31, 2020, there were no shares of Series K Preferred Stock issued and outstanding.

Stock Warrants

Stock warrant transactions for the six months ended June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020:	221,041	$3.40
Granted	5,192,250	5.50
Forfeited/canceled	-	-
Exercised	(3,047,818)	5.50
Outstanding at June 30, 2021	2,365,473	$5.38
Exercisable at June 30, 2021	2,365,473	$5.38

As of June 30, 2021, all issued and outstanding warrants are fully vested and the intrinsic value of these warrants amounted to $23,937,000.

The following were transactions during the six months ended June 30, 2021:

On February 16, 2021, as part of the Company’s public offering, the Company issued warrants to investors to purchase up to an aggregate of 5,192,250 shares of common stock. The warrants are fully vested, have an exercise price of $5.50 per share, subject to standard adjustment in certain circumstances and will expire in five years.

During the six months ended June 30, 2021, the Company issued 3,047,818 shares of common stock upon exercise of warrants which also resulted cash proceeds of $16,296,000.

Note 8 - Related Party

During the period ended June 30, 2021, the Company recorded consulting expense of $250,000 for services rendered by a consultant who is also an owner of approximately 10% of the Company’s issued and outstanding common stock. In addition, the Company also issued a note payable to this consultant of $525,000 in exchange for the cancellation of unpaid consulting fees of $525,000 that was recorded as part of accrued expenses at December 31, 2020. There was no similar consulting expense incurred during the period ended June 30, 2020.

Note 9 - Equity Compensation to Officers and Board of Directors

As part of employment agreements with its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), these officers were to receive a fully vested stock grant equal to aggregate of 10% and 1.5% of the fully diluted shares of common stock of the Company (calculated with the exclusion of the current stock holdings of the CEO, Mr. Cataldo, and calculated with the inclusion of the current stock holdings the CFO, Mr. Handelman) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, the Company also granted similar equity compensation to members of the Company’s Board of Directors wherein these directors were to receive stock grant equal to 1% and 1.25% of the fully diluted shares of common stock of the Company. Pursuant to the agreement, approximately 75% of the common stock to be issued vested immediately while the remaining 25% will vest over a period of two years.

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

During the period ended June 30, 2021, the Company recognized stock compensation of $14,873,000 to account for equity compensation to officers and directors of the 3,739,295 shares that vested.

As of June 30, 2021, the unvested and unissued common stock totaled 640,112 shares of common stock with an estimated fair value of $3,748,000 that will be recognized as stock compensation in future periods based upon the remaining vesting term of the grant.

Note 10 - Commitments and Contingencies

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

b.

On March 3, 2021 a complaint was filed by Sheffield Properties in the superior Court of California, County of Ventura. The litigation arises from a commercial lease entered into by GT Biopharma for office space in Westlake Village.

In July, 2021 we entered into settlement agreement with Sheffield Properties in the amount of $100,000 and such amount was recorded as part of accrued expenses of June 30, 2021.

2. Research and Development Agreement:

We are party to an exclusive worldwide license, patent and clinical trial agreements with the Regents of the University of Minnesota, to further develop and commercialize cancer therapies using TriKE technology developed by researchers at the university to target NK cells to cancer. Under the terms of the agreement, we receive exclusive rights to conduct research and to develop, make, use, sell, and import TriKE technology worldwide for the treatment of any disease, state or condition in humans. We are responsible for obtaining all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKE technology, including without limitation the FDA in the United States and the European Agency for the Evaluation of Medicinal Products in the European Union.

Under the agreements, the University of Minnesota will receive an upfront license fee, royalty fees (upon commencement of commercial sales) ranging from 4% to 6%, minimum annual royalty payments of $0.25 million beginning in 2022, $2.0 million beginning in 2025, and $5.0 million beginning in 2027 and certain milestone payments totaling $3.1 million.

During the period ended June 30, 2021, the Company recorded research and development expenses of $507,000 pursuant to this agreements. We are presently evaluating GTB-3550, our lead TriKE therapeutic product candidate in a Phase I/II clinical trial.

3. Employee Compensation

The following table summarizes the Company’s future financial commitment to certain employees pursuant to their respective employment agreements:

Year ending	Amount
2021 remaining (remaining 6 months)	$1,211,000
2022	2,460,000
2023	2,460,000
2024	2,017,000
2025 and thereafter	591,000
Total	$8,739,000

Note 11- Subsequent Events

Subsequent to June 30, 2021, the Company issued 25,000 shares of common stock upon exercise of warrants for cash proceeds of $137,500.

Subsequent to June 30, 2021, the Company issued a total of 2,313,116 shares of common stock to noteholders whose notes payable and accrued interest were mandatorily converted to common stock on February 16, 2021 (see Note 4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our initial work has been conducted in collaboration with the Masonic Cancer Center at the University of Minnesota under a program led by Dr. Jeffrey Miller, the Deputy Director. Dr. Miller is a recognized leader in the field of NK cell and IL-15 biology and their therapeutic potential. We have exclusive rights to the TriKE platform and are generating additional intellectual property.

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

As a result of the completion of the public offering and the successful listing of our shares of common stock on the Nasdaq Capital Markets, convertible notes with an aggregate principal amount of $33,272,000 and accrued interest of $5,527,000 mandatorily converted at its stated conversion rate of $3.40 per share into 11,413,809 shares of our common stock (see Note 4 of the Financial Statements).

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

On February 16, 2021, we completed a qualified equity offering and listing. As a result, we granted these consultants 2,502,518 shares of common stock. During the period ended June 30, 2021, pursuant to the vesting terms of the consulting agreements, we issued 1,900,060 shares of common stock to these consultants and recorded the corresponding stock compensation expense of $7,565,000. In addition, we also issued 150,000 shares of common stock with a fair value of $1,213,000 to other consultants for services rendered.

On February 16, 2021, as a result of the completion of the public offering and the successful listing of our shares of common stock on the Nasdaq Capital Markets, 2,353,548 shares of Series J-1 Preferred Stock mandatorily converted at a conversion rate of $3.40 per share into 692,220 shares of our common stock. (See Note 7 of our Financial Statements)

On February 16, 2021, as part of our public offering of common stock and warrants, we issued warrants to investors to purchase up to an aggregate of 5,192,250 shares of common stock. The warrants have an exercise price of $5.50 per share, subject to adjustment in certain circumstances and will expire in five years. (See Note 7 of our Financial Statements)

As part of employment agreements with our CEO and CFO, these officers were to receive a fully vested stock grant of shares of common stock equal to aggregate of 10% and 1.5% of the fully diluted shares of our common stock (calculated with the inclusion of the current stock holdings of Mr. Cataldo, our CEO, and Mr. Handelman, our CFO) upon conversion of options, warrants and convertible notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, we also granted similar equity compensation to members of our Board of Directors wherein these directors were to receive stock grant equal to 1% and 1.25% of the fully diluted shares of our common stock. Pursuant to these agreement, approximately 75% of the common stock to be issued will vest immediately while the remaining 25% will vest over a period of two years.

On April 23, 2021, our Compensation Committee approved amendments to the compensation terms of Anthony Cataldo, the Chief Executive Officer and Michael Handelman, the Chief Financial Officer to increase their base salary and bonus compensation. (See Part II, Item 5 of this report)

On April 23, 2021, Dr. Gregory Berk resigned as a director and accepted employment as our Chief Medical Officer. In connection with his appointment as Chief Medical Officer, the Compensation Committee approved a four year employment agreement for Dr. Berk.

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

As a result of the completion of the public offering and the listing of its shares of common stock on the Nasdaq Capital Markets, convertible notes payable and accrued interest with an aggregate amount of $38,799,000 were mandatorily converted at its stated conversion rate of $3.40 per share into 11,413,809 shares of the Company’s common stock (see Note 4).

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

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Markets. As such, 2,502,518 shares of common stock were granted to these consultants with a fair value of $9,679,000. Pursuant to current accounting guidelines, as the grant of the common stock is subject to milestone or performance conditions, the Company measured the fair value of the common stock on the respective date of the agreement, and then such award was recorded as compensation expense as the milestone or performance condition was met and in accordance with its vesting term of the grant.

During the period ended June 30, 2021, pursuant to the vesting terms of the agreements, the Company issued 1,900,060 shares of common stock to these consultants. In addition, the Company also issued 150,000 shares of fully vested common stock with a fair value of $1,213,000 to other consultants for service rendered. As a result, the Company issued a total of 2,050,060 shares of common stock and recognized stock compensation expense of $8,779,000 to account the fair value of common stock that vested.

As of June 30, 2021, the unvested and unissued common stock totaled 602,458 shares of common stock with an estimated fair value of $2,115,000 that will be recognized as stock compensation in future periods based upon the remaining vesting term of the grant.

Issuance of Common Stock for research and development agreement

During the six months ended June 30, 2021, the Company issued 189,753 shares of common stock for a research and development agreement valued at $1,355,000. The common shares were valued on the market price at the date of grant.

Issuance of Common Stock upon exercise of warrants

During the six months ended June 30, 2021, the Company issued 3,047,818 shares of common stock upon the exercise of warrants resulting in cash proceeds of $16,296,000.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Research and Development Expenses

During the three months ended June 30, 2021 and 2020, we incurred $639,000 and $12,000 research and development expenses, an increase of $627,000. Research and development costs increased due primarily to the admittance of additional patients into the phase one/two clinical trial. We anticipate our direct clinical costs to increase in the remainder of 2021 upon the continuation of a phase one/two clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the three months ended June 30, 2021 and 2020, we incurred $3,742,000 and $1,546,000 of selling, general and administrative expenses. The increase of $2,196,000 in selling, general and administrative expenses is primarily attributable the increase in stock-based compensation. In the period ended June 30, 2021 we incurred $3,742,000 of stock-based compensation, we incurred $147,000 in stock-based compensation expense during 2020.

Change in fair value of derivative liability

Change in fair value of derivative liability was an expense of $480,000 for the three months ended June 30, 2021 and we had no such gain or loss for the same period in 2020.

Settlement expense

Settlement expense was an expense of $11,206,000 for the three months ended June 30, 2020 and we had no such gain or loss for the same period in 2021.

Interest Expense

Interest expense was $0 and $4,658,000 for the three months ended June 30, 2021 and 2020 respectively. The decrease is primarily due to the decrease in the amount of outstanding convertible notes, as these convertible notes were converted on February 16, 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

Research and Development Expenses

During the six months ended June 30, 2021 and 2020, we incurred $2,279,000 and $336,000 research and development expenses, an increase of $2,245,400. Research and development costs increased due primarily to the issuance of 190,000 shares of common stock as payment of a fee valued at $1,943,000 and the admittance of additional patients into the phase one/two clinical trial. We anticipate our direct clinical costs to increase in the remainder of 2021 upon the continuation of a phase one/two clinical trial of our most advanced TriKe product candidate, OXS-3550.

Selling, general and administrative expenses

During the six months ended June 30, 2021 and 2020, we incurred $31,104,000 and $2,292,000 of selling, general and administrative expenses. The increase of $28,812,000 in selling, general and administrative expenses is primarily attributable the increase in stock-based compensation. In the period ended June 30, 2021 we incurred $25,007,000 of stock-based compensation, we incurred no such expenses during 2020.

Change in fair value of derivative liability

Change in fair value of derivative liability was an expense of $459,000 for the six months ended June 30, 2021 and we had no such gain or loss for the same period in 2020.

Settlement expense

Settlement expense was an expense of $11,206,000 for the six months ended June 30, 2020 and we had no such gain or loss for the same period in 2021.

Interest Expense

Interest expense was $696,000 and $5,296,000 for the six months ended June 30, 2021 and 2020 respectively. The decrease is primarily due to the decrease in the amount of outstanding convertible notes, as the entire balances of convertible notes were converted on February 16, 2021.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the six months ended June 30, 2021, the Company raised the net amount of $24.7 million through issuance of common stock, raised $16.3 million through the exercise of warrants and raised $1.2 million from a series of issuances of convertible notes as compared to a total of $4.5 million raised through issuance of convertible notes payable during the same period in 2020. We anticipate that cash utilized for selling, general and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will vary depending on clinical activities.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and has cash of $39.5 million as of June 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using as its own historical stock price volatility. The expected term of the instrument is estimated by using the simplified method to estimate expected term. The risk-free interest rate is estimated using comparable published federal funds rates.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2021. Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 as a result of material weaknesses in internal control over financial reporting due to (i) inadequate segregation of duties, (ii) risks of executive override and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC regulation, in each case, as described in “Item 9A. Controls and Procedures” in the Company’s Form 10-K for the year ended December 31, 2020.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion, an individual (“Lion”), and by Daniel Vallera, an individual (“Vallera”). Lion and Vallera are referred to jointly as the “Plaintiffs”. Plaintiffs filed a Second Amended Complaint on December 21, 2020. The Second Amended Complaint alleges causes of action against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. (either of them or jointly, the “Company”). The Plaintiffs allege breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. Lion alleges breach of a consulting agreement between Lion and the Company entered into on or about September 1, 2015. Plaintiffs seek actual damages of $400,000 for breach of the license agreement, and Lion seeks the fair market value of the number of shares of GT Biopharma, Inc. that at the time of judgment represent 15,000,000 shares of such stock as of September 1, 2015. The Company filed an answer to the complaint denying many allegations and asserting affirmative defenses. Discovery has commenced, and trial is scheduled for May 2, 2022.

Item 1A. Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Part I. Item 1A. Risk Factors. of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2. Unregistered Sales of Securities and Use of Proceeds

The Company made the following issuances of its unregistered equity securities pursuant to exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D promulgated thereunder that have not previously been reported:

•	2,826 shares of common stock upon exercise of warrants for cash during the quarter ended June 30, 2021.

Item 5. Other Information.

On April 23, 2021, the Compensation Committee of the Board (the “Compensation Committee”) approved an amendment of the compensation terms of Anthony Cataldo, the Chief Executive Officer, increasing his annual base salary to $500,000 and setting his target bonus at 50% of his annual base salary. Subsequent to such approval the Company entered into an Amended and Restated Employment Agreement with Mr. Cataldo memorializing the increase in his base salary and setting his target bonus, and implementing additional clarifications and revisions to Mr. Cataldo’s Employment Agreement. The Compensation Committee continues to review the Amended and Restated Employment Agreement, Mr. Cataldo’s compensation arrangements and related issues, and will make a final determination regarding the contents of such agreement following additional deliberations.

On April 23, 2021, the Compensation Committee also approved an amendment of the compensation terms of Michael Handelman, the Chief Financial Officer, increasing his annual base salary to $375,000 and setting his target bonus at 40% of his annual base salary. Subsequent to such approval the Company entered into an Amended and Restated Employment Agreement with Mr. Handelman memorializing the increase in his base salary and setting his target bonus, and implementing additional clarifications and revisions to Mr. Handelman’s Employment Agreement. The Compensation Committee continues to review the Amended and Restated Employment Agreement, Mr. Handelman’s compensation arrangements and related issues, and will make a final determination regarding the contents of such agreement following additional deliberations.

Item 6. Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	04/01/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	03/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	03/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	02/11/2021
3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003		10-QSB	3	000-08092	08/14/2003
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		8-K	3.1	000-08092	04/05/2019
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		10-K	4.2	001-40023	04/16/2021
10.1	Employment Agreement with Dr. Gregory Berk, dated April 23, 2021.		10-Q	10.3	001-40023	05/17/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

GT Biopharma, Inc.

Dated: August 23, 2021	By:	/s/ Anthony Cataldo
Anthony Cataldo
Chief Executive Officer, Chairman of the Board Principal Executive Officer

GT Biopharma, Inc.

Dated: August 23, 2021	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer, Principal Financial Officer

