Form 10-Q
period 2021-09-30
GT Biopharma, Inc.
filed 2021-11-10
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021.

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

As of November 12, 2021, the issuer had 30,582,354 shares of common stock outstanding.

GT Biopharma, Inc. and Subsidiaries

FORM 10-Q

For the Quarter Ended September 30, 2021

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
ASSETS:	(unaudited)
Current assets
Cash and cash equivalents	$9,682,000	$5,297,000
Short-term investments	26,031,000	-
Prepaid expenses and other current assets	85,000	364,000
Total Current Assets	$35,798,000	$5,661,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,802,000	$2,243,000
Accrued expenses	749,000	1,296,000
Accrued interest	-	4,838,000
Convertible notes payable (net of discount of $4,519,000 at December 31, 2020)	-	26,303,000
Line of Credit	31,000	31,000
Derivative liability	340,000	383,000
Total current liabilities	3,922,000	35,094,000

Stockholders' Equity (Deficit):

Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized:
Series C - 96,230 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,000	1,000
Series J - 0 and 2,353,548 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	2,000
Series K- none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, par value $0.001, 2,000,000,000 shares authorized, 30,508,260 and 5,218,122 shares issued and outstanding as of September 30, 2021 and December 31, 2020 , respectively	30,000	5,000
Common stock issuable, 1,004,495 shares at September 30, 2021	3,416,000	-
Additional paid in capital	663,991,000	566,356,000
Accumulated deficit	(635,393,000)	(595,628,000)
Non-Controlling Interest	(169,000)	(169,000)
Total stockholders' equity (deficit)	31,876,000	(29,433,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$35,798,000	$5,661,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	1,008,000	(84,000)	3,287,000	252,000
Selling, general and administrative (including $577,000 and $15,450,000 of stock compensation to officers and directors in 2021 during the three and nine months ended September 30, 2021, respectively)	4,946,000	2,029,000	36,050,000	4,321,000

Loss from Operations	5,954,000	1,945,000	39,337,000	4,573,000

Other (Income) Expense
Interest income	(32,000)		(32,000)
Unrealized loss on marketable securities	33,000		33,000
Change in fair value of derivative liability	(502,000)	-	(43,000)	-
Settlement expense	-	-	-	11,206,000
Interest expense	-	931,000	696,000	6,227,000
Total Other Expense, net	(501,000)	931,000	654,000	17,433,000

Net Loss	$(5,453,000)	$(2,876,000)	$(39,991,000)	$(22,006,000)

Net loss per share
Basic and diluted	$(0.17)	$(0.64)	$(1.54)	$(5.13)

Weighted average common shares outstanding
Basic and diluted	31,381,282	4,513,534	25,945,827	4,288,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

For the three and nine months ended September 30, 2021 and 2020

							Additional		Non
	Preferred Shares		Common Shares		Common Shares Issuable		Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2020	2,449,778	$3,000	5,218,122	$5,000	-	$-	$566,356,000	$(595,628,000)	$(169,000)	$(29,433,000)

Extinguishment of debt discount upon adoption of ASU 2020-06	-	-	-	-	-	-	(4,745,000)	226,000	-	(4,519,000)

Conversion of Preferred Series J-1 to common stock	(2,353,548)	(2,000)	692,220	1,000	-	-	1,000	-	-	-

Common shares issued upon mandatory conversion of notes payable and accrued interest	-	-	10,408,827	10,000	1,004,495	3,416,000	35,373,000	-	-	38,799,000

Common shares issued upon exercise of warrants	-	-	3,073,818	3,000	-	-	16,430,000	-	-	16,433,000

Issuance of common stock in public offering, net of cost	-	-	4,945,000	5,000	-	-	24,674,000	-	-	24,679,000

Issuance of common stock for research and development agreement	-	-	189,753	-	-	-	1,355,000	-	-	1,355,000

Issuance of common stock for services	-	-	2,142,746	2,000	-	-	9,101,000	-	-	9,103,000
										-
Equity compensation to officers and board of directors	-	-	3,837,774	4,000	-	-	15,446,000	-	-	15,450,000
										-
Net loss								(39,991,000)		(39,991,000)

Balance, September 30, 2021	96,230	$1,000	30,508,260	$30,000	1,004,495	$3,416,000	$663,991,000	$(635,393,000)	$(169,000)	$31,876,000

Balance, June 30, 2021	96,230	$1,000	28,144,077	$28,000	3,152,000	$10,716,000.00	$655,655,000	$(629,940,000)	$(169,000)	$36,291,000

Common shares issued upon conversion of notes payable	-	-	2,147,018	2,000	(2,147,505)	(7,300,000)	7,294,000	-	-	(4,000)

Common shares issued upon exercise of warrants	-	-	26,000	-	-	-	138,000	-	-	138,000

Issuance of common stock for services	-	-	92,686	-	-	-	327,000	-	-	327,000

Equity compensation to officers and board of directors	-	-	98,479	-	-	-	577,000	-	-	577,000
										-
Net loss								(5,453,000)		(5,453,000)

Balance, September 30, 2021	96,230	$1,000	30,508,260	$30,000	1,004,495	$3,416,000	$663,991,000	$(635,393,000)	$(169,000)	$31,876,000

Balance, December 31, 2019	2,449,778	$3,000	4,104,982	$4,000	-	$-	$548,184,000	$(567,332,000)	$(169,000)	$(19,310,000)

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	27,000	-	-	27,000

Issuance of common stock for settlement of litigation	-	-	205,882	-	-	-	1,909,000	-	-	1,909,000

Common shares issued upon conversion of notes payable	-	-	185,118	-	-	-	9,277,000	-	-	9,277,000

Equity compensation	-	-	63,882	-	-	-	146,000	-	-	146,000

Issuance of warrants for services	-	-	-	-	-	-	180,000	-	-	180,000

Net loss	-	-	-	-	-	-		(22,006,000)	-	(22,006,000)

Balance, September 30, 2020	2,449,778	$3,000	4,559,865	$4,000	-	$-	$559,723,000	$(589,338,000)	$(169,000)	$(29,777,000)

Balance, June 30, 2020	2,449,778	$3,000	4,559,865	$4,000	-	$-	$559,723,000	$(586,462,000)	$(169,000)	$(26,901,000)

Net loss	-	-	-	-	-	-		(2,876,000)	-	(2,876,000)

Balance, September 30, 2020	2,449,778	$3,000	4,559,865	$4,000	-	$-	$559,723,000	$(589,338,000)	$(169,000)	$(29,777,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,991,000)	$(22,006,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(43,000)	-
Stock based compensation - consultants and research and development	10,458,000	-
Stock based compensation - officers and board of directors	15,450,000	327,000
Convertible notes payable issued for consulting services	720,000	-
Amortization of debt discount	-	-
Non-cash interest expense	-	3,970,000
Settlement expense	-	11,206,000
Effect of changes in assets and liabilities:
Prepaid expenses and other current assets	279,000	3,000
Accounts payable and accrued expenses	537,000	1,165,000
Accrued interest	689,000	-
Net Cash Used in Operating Activities	(11,901,000)	(5,335,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(26,031,000)	-
Net Cash Used by Investing Activities	(26,031,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	16,433,000	-
Proceeds from issuance of common stock	24,679,000	-
Proceeds from issuance of notes payable	1,205,000	5,657,000
Net Cash Provided by Financing Activities	42,317,000	5,657,000

Net Increase in Cash	4,385,000	322,000
Cash at Beginning of Period	5,297,000	28,000
Cash at End of Period	$9,682,000	$350,000

Cash paid during the year for:
Interest	$-	$69,000
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$38,799,000	$630,000
Extinguishment of unamortized debt discount and adjustment to accumulated deficit upon adoption of ASU 2020-06	$4,745,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of and For the Nine Months Ended September 30, 2021 and 2020

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

Note 2 –Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2021, the Company incurred a net loss of $40.0 million and used cash in operating activities of $11.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the nine months ended September 30, 2021, the Company received net cash of $24.7 million from the sale of 4,945,000 shares of its common stock pursuant to a public offering, issuance of notes payable for cash of $1.2 million and $16.4 million in cash from exercise of warrants for a total cash received of $42.3 million. At September 30, 2021, the Company had cash on hand and short-term investments in the amount of $35.7 million. The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development, and licensing and/or marketing arrangements with pharmaceutical companies. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan.

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

Reverse Stock Split

On February 10, 2021, the Company completed a 1:17 reverse stock split of the Company’s issued and outstanding shares of common stock and all fractional shares were rounded up. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

During the nine months ended September 30, 2021, the Company believes the COVID-19 pandemic did impact its operating results. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying consolidated financial statements. As of September 30, 2021, total cash equivalents, which consists of money market funds, amounted to approximately $3.9 million.

The Company also invested its excess cash in commercial paper and corporate notes and bonds. Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments, as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our businesses. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying consolidated statements of operations. As of September 30, 2021, total short-term investments amounted to approximately $26 million.

Stock-Based Compensation

The Company accounts for share-based awards to employees and nonemployees and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting, period.

Fair Value of Financial Instruments

FASB Accounting Standards Codification (“ASC”) 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

The carrying amount of the Company’s derivative liability of $340,000 at September 30, 2021 and $383,000 at December 31, 2020 was based on Level 2 measurements.

The carrying amounts of the Company’s other financial assets and liabilities, such as cash, short-term investments, prepaid expense, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

These following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive.

	September 30, 2021	September 30, 2020

A. Options to purchase common stock	-	3
B. Warrants to purchase common stock	2,337,274	106,650
C. Convertible notes payable	-	4,678,823
D. Convertible Series J Preferred stock	-	692,220
E. Convertible Series C Preferred stock	7	7
	2,337,281	5,477,703

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

Note 4 - Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were:

	Sept. 30, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$9,682,000	$—	$—	$9,682,000
Short-term investments	26,064,000	—	(33,000)	26,031,000
	$35,746,000	$—	$(33,000)	$35,713,000

	December 31, 2020
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,297,000	$—	$—	$5,297,000

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments):

	Sept. 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,936,000	$3,936,000	$—	$—
Corporate notes and commercial paper	26,031,000	—	26,031,000	—
	$29,967,000	$3,936,000	$26,031,000	$—

Note 5 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2021	December 31, 2020

A. Notes payable issued for cash	$-	$24,085,000
B. Notes payable issued for settlement agreements	-	2,528,000
C. Notes payable issued for forbearance agreements	-	3,849,000
D. Notes payable issued for consulting services	-	360,000
	-	30,822,000
Less unamortized debt discount	-	(4,519,000)
Convertible notes, net of discount	$-	$26,303,000

A. Notes Payable Issued for Cash

As part of the Company’s financing activities, the Company issued convertible notes payable in exchange for cash. These notes payable were unsecured, bear interest at a rate of 10% per annum, mature in nine months up to one year from the date of issuance, and are convertible to common stock at an average conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2020, the outstanding balance of these notes amounted to $24,085,000.

In January 2021, the Company issued similar notes payable in exchange for cash of $1,205,000. On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 7, these notes were mandatorily converted at a conversion rate of $3.40 per share into 7,438,235 shares of the Company’s common stock.

B. Notes Payable Issued for Settlement Agreements

In fiscal 2019 and 2020, the Company issued its convertible notes payable to resolve claims and disputes pertaining to certain debt and equity instruments issued by the Company in prior years. The notes were unsecured, bear interest at a rate of 10%, mature in nine months up to one year from the date of issuance, and are convertible to common stock at a conversion rate of $3.40 per share, as adjusted, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2020, outstanding balance of these notes payable for settlement agreements amounted to $2,528,000.

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

D. Notes Payable issued for Consulting Agreements

In prior years, the Company issued its convertible notes payable in exchange for consulting services. These notes payable are unsecured, bear interest at a rate of 10% per annum, mature in nine months up to one year from the date of issuance, and are convertible to common stock at an average conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2020, outstanding balance of these notes payable amounted to $360,000.

In January 2021, the Company issued similar notes payable of $720,000 in exchange for consulting services. In addition, the Company also issued a note payable of $525,000 in exchange for the cancellation of unpaid consulting fees that was recorded as part of accrued expenses as of December 31, 2020.

On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 7, these notes in the aggregate amount of $1,605,000 were mandatorily converted at a conversion rate of $3.40 per share into 472,059 shares of the Company’s common stock.

As of December 31, 2020, the Company accrued interest of $4,838,000 related to these convertible notes payable. During the period ended September 30, 2021, the Company accrued interest of $696,000. As a result of the mandatory conversion of the Company’s notes payable, on February 16, 2021, total accrued interest amounted to $5,527,000 were converted to 1,627,647 shares of common stock.

As a result, total notes payable of $33,272,000 and accrued interest of $5,527,000 for a total of $38,799,000 were mandatorily converted to 11,413,322 shares of common stock.

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

Note 6 – Line of Credit

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

As of September 30, 2021 and December 31, 2020, the outstanding balance of this credit line amounted to $31,000 respectively.

Note 7 – Derivative Liability

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

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	September 30, 2021	December 31, 2020

Stock Price	$6.68	$7.21
Risk-free interest rate	0.98%	0.36%
Expected volatility	132%	135%
Expected life (in years)	3.83 years	4.60 years
Expected dividend yield	-	-

Fair Value:
Warrants	$340,000	$383,000

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

During the nine months ended September 30, 2021, the Company recognized a gain of $ 43,000 to account for the change in fair value of the derivative liability in accordance with ASC 842.

Note 8 – Stockholders’ Equity (Deficit)

Common Stock Issuable

As a result of the mandatory conversion of the notes payable and accrued interest in the aggregate of $38,799,000 on February 16, 2021, the Company is obligated to issue a total of 11,413,322 shares of common stock to the respective noteholders.

As of September 30, 2021, the Company was only able to issue 10,408,827 shares of common stock or approximately 91% or $35,383,000 of the converted notes payable and accrued interest to the respective noteholders. With regards to the remaining 1,004,495 unissued shares of common stock or $3,416,000 of the converted notes payable and accrued interest, the Company is in the process of obtaining the necessary supporting documentation from the respective noteholders which will then be provided to the Company’s stock transfer agent as a requirement for the issuance of the common stock certificate.

For financial reporting purposes, the Company reported $3,416,000 as common stock issuable in the accompanying statements of stockholders' equity to account for the estimated balance of the converted notes payable and accrued interest that the Company has not yet issued the corresponding common stock.

Subsequent to September 30, 2021, the Company issued a total of 74,094 shares of common stock to these noteholders upon submission of the required documentation to the Company’s stock transfer agent.

The following were transactions during the nine months ended September 30, 2021:

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

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Markets (see Note 7). As a result of this offering, the Company agreed to issue to these consultants 2,502,518 shares of common stock with a fair value of $9,679,000, of which 1,829,620 shares of common stock are fully vested while the remaining 672,898, shares of common stock will vest over two years. Pursuant to current accounting guidelines, as the grant of the common stock is subject to milestone or performance conditions, the Company measured the fair value of the common stock on the respective date of the agreement, and then such award is being recorded as compensation expense based upon the vesting term of the grant.

During the period ended September 30, 2021, pursuant to the vesting terms of the agreements, the Company issued 1,992,746 shares of common stock that vested to these consultants and recorded the corresponding stock compensation expense of $7,890,000. In addition, the Company also issued 150,000 shares of common stock with a fair value of $1,213,000 to other consultants for service rendered. As a result, the Company recognized an aggregate of $9,103,000 in stock compensation expense based upon the vesting of common stock granted to consultants.

As of September 30, 2021, there are 509,772 unvested shares of common stock with a fair value of $1,789,000 which will be recognized as stock compensation in future periods.

Issuance of Common Stock for research and development agreement

During the nine months ended September 30, 2021, the Company issued 189,753 shares of common stock for a research and development agreement valued at $1,355,000. The common shares were valued on the market price at the date of grant.

Issuance of Common Stock upon exercise of warrants

During the nine months ended September 30, 2021, the Company issued 3,073,818 shares of common stock upon the exercise of warrants resulting in cash proceeds of $16,433,000.

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

B. Series C Preferred Stock

During Fiscal 2017, the Company issued 96,230 shares of Series C Preferred Stock. The 96,230 shares of Series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”), are convertible into 7 shares of the Company’s common stock at the option of the holders at any time. The conversion ratio is based on the average closing bid price of the common stock for the fifteen consecutive trading days ending on the date immediately preceding the date notice of conversion is given, but cannot be less than $3.40 or more than $4.9113 for each share of Series C Preferred Stock. The conversion ratio may be adjusted under certain circumstances such as stock splits or stock dividends. The Company has the right to automatically convert the Series C Preferred Stock into common stock if the Company lists its shares of common stock on the Nasdaq National Market and the average closing bid price of the Company’s common stock on the Nasdaq National Market for 15 consecutive trading days exceeds $3,000.00. Each share of Series C Preferred Stock is entitled to the number of votes equal to 0.26 divided by the average closing bid price of the Company’s common stock during the fifteen consecutive trading days immediately prior to the date such shares of Series C Preferred Stock were purchased. In the event of liquidation, the holders of the Series C Preferred Stock shall participate on an equal basis with the holders of the common stock (as if the Series C Preferred Stock had converted into common stock) in any distribution of any of the assets or surplus funds of the Company. The holders of Series C Preferred Stock are entitled to noncumulative dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through September 30, 2021.

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

As of September 30, 2021, there were no Series K Preferred stock issued and outstanding.

Stock Warrants

Stock warrant transactions for the nine months ended September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020:	221,041	$3.40
Granted	5,192,250	5.50
Forfeited/canceled	-	-
Exercised	(3,076,017)	5.50
Outstanding at September 30, 2021	2,337,274	$5.38
Exercisable at September 30, 2021	2,337,274	$5.38

As of September 30, 2021, all issued and outstanding warrants are fully vested and the intrinsic value of these warrants amounted to $3,180,000.

The following were transactions during the nine months ended September 30, 2021:

On February 16, 2021, as part of the Company’s public offering, the Company issued warrants to investors to purchase up to an aggregate of 5,192,250 shares of common stock. The warrants have an exercise price of $5.50 per share, subject to adjustment in certain circumstances and will expire in five years.

During the nine months ended September 30, 2021, the Company issued 3,076,017 shares of common stock upon exercise of warrants which also resulted cash proceeds of $16,433,000.

Note 9 – Related Party

During the period ended September 30, 2021, the Company recorded consulting expense of $350,000 for services rendered by a consultant who is also an owner of approximately 10% of the Company’s issued and outstanding common stock. In addition, the Company also issued a note payable to this consultant of $525,000 in exchange for the cancellation of unpaid consulting fees of $525,000 that was recorded as part of accrued expenses at December 31, 2020. There was no similar consulting expense incurred during the period ended September 30, 2020.

Note 10 – Equity Compensation to Officers and Board of Directors

As part of employment agreements with its former CEO and its CFO, these officers were to receive a fully vested stock grants equal to aggregate of 10% and 1.5% of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of Mr. Cataldo) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, the Company also granted similar equity compensation to members of the Company’s Board of Directors wherein these directors were to receive stock grants equal to 1% and 1.25%, as applicable, of the fully diluted shares of common stock of the Company, of which, 1/3rd was vested when issued following the qualified financing , and of which 1/3rd will vest on each of the  first and second anniversaries of the date on which the director was elected to the Company’s Board of Directors.

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Markets (see Note 7). As a result of this offering, 3,197,662 shares of fully vested common stock with a fair value of $11,701,000 were granted and issued to these officers.  In addition, the Company also granted 1,181,745 shares of common stock to members of the Company’s Board of Directors with a fair value of $6,920,000, of which, 393,915 shares of common stock are fully vested upon grant while the remaining 787,830 shares of common stock will vest over two years. During the period ended September 30, 2021, the Company recognized stock compensation expense of $3,748,000 to account for the 640,112 shares of common stock granted to the Board of Directors that vested.

Pursuant to current accounting guidelines, as the grant of the common stock is subject to milestone or performance condition, the Company measured the fair value of the common stock on the respective date of the agreement, and then such award was recorded as compensation expense as the milestone or performance condition is met and in accordance with its vesting term of the grant.

As of September 30, 2021, there are 541,633 unvested shares of common stock with a fair value of $3,172,000 that will be recognized as compensation in future periods.

Note 11 – Commitments and Contingencies

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

b. On March 3, 2021 a complaint was filed by Sheffield Properties in the superior Court of California. County of Ventura. The litigation arose from a commercial lease entered into by GT Biopharma for office space in Westlake Village. In July, 2021 we entered into settlement agreement with Sheffield Properties in the amount of $100,000.

2. Research and Development Agreement:

We are party to an exclusive worldwide license agreement with the Regents of the University of Minnesota, to further develop and commercialize cancer therapies using TriKE technology developed by researchers at the university to target NK cells to cancer. Under the terms of the agreement, we receive exclusive rights to conduct research and to develop, make, use, sell, and import TriKE technology worldwide for the treatment of any disease, state or condition in humans. We are responsible for obtaining all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKE technology, including without limitation the FDA in the United States and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, the University of Minnesota will receive an upfront license fee, royalty fees ranging from 5% to 6%, minimum annual royalty payments of $0.25 million beginning in the year after the first commercial sale of the licensed product and $2.0 million beginning in the 5th year after the first commercial sale of licensed product and every year thereafter throughout the remainder of the term, and certain milestone payments totaling $3.1 million.

During the period ended September 30, 2021, the Company recorded research and development expenses of $550,000 pursuant to this agreement.

3. Employee Compensation

The following table summarizes the Company’s future financial commitment to certain employees pursuant to their respective employment agreements:

Year ending	Amount
2021 remaining (remaining 3 months)	$527,000
2022	2,085,000
2023	2,085,000
2024	2,085,000
2025 and thereafter	761,000
Total	$7,543,000

Note 12- Subsequent Events

Subsequent to September 30, 2021, the Company issued a total of 74,094 shares of common stock to noteholders whose notes payable and accrued interest were mandatorily converted to common stock on February 16, 2021 (see Note 4). On November 5, 2021 the Company terminated the employment of Anthony Cataldo as Chief Executive Officer and Michael Handelman as Chief Financial Officer. On November 8, the Board appointed Dr. Greg Berk as Interim Chief Executive Officer, and Dr. Gavin Choy as Acting Chief Financial Officer. On November 8, 2021, the Board also appointed Michael Breen as Executive Chairman of the Board. Compensation for Dr. Berk shall be an annual salary of $500,000, annual target bonus of up to 50% of salary, and a stock grant of 0.25% of the fully diluted stock as of the date of his appointment. Compensation for Michael Breen shall be an annual salary of $425,000, annual target bonus of up to 75% of salary, and a stock grant of 1% of the fully diluted stock.

Dr. Berk previously served as a private consultant in the field of drug development and was the Chief Medical Officer of Celularity, a privately owned company. Previously, he served as Chief Medical Officer at Verastem and as President, Chief Medical Officer and Board Member of Sideris Pharmaceuticals. From May 2012 until January 2014, Dr. Berk was Chief Medical Officer of BIND Therapeutics. Prior to this, he was Chief Medical Officer at Intellikine, a privately held biotechnology company focused on the discovery and development of novel PI3 Kinase and mTOR inhibitors. Intellikine was acquired by Takeda/Millennium in January 2012. He also served as Senior Vice President of Global Clinical Development at Abraxis BioScience, where he was responsible for the company’s overall clinical strategy, including efforts to expand the indications for their lead clinical program (Abraxane®). Dr. Berk obtained his medical degree from Case Western Reserve University, and completed his internship, residency and fellowship in internal medicine, hematology and medical oncology, at the Weill Medical College of Cornell University and New York Presbyterian Hospital, where he also served as a faculty member from 1989-2004. During this time Dr. Berk served as an investigator on several industry-sponsored and cooperative group oncology clinical trials, including the pivotal trials for Gleevec® and Avastin®.

Dr. Choy received his Doctor of Pharmacy from the University of Southern California and completed residency training at the U.S. Department of Veteran Affairs. Dr. Choy also holds a Master of Business Administration focused on Health Care from the University of California, Irvine, Paul Merage School of Business. Dr. Choy has more than 20 years in the pharmaceutical and biotechnology industry with various executive leadership roles, including serving as a Chief Operating Officer at Apollomics, Inc. as well as President, CG Pharmaceuticals, Inc.

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

Throughout this Quarterly Report on Form 10-Q, the terms “GTBP,” ”we,” “us,” ”our,” “the company” and “our company” refer to GT Biopharma, Inc., a Delaware corporation formerly known as Oxis International, Inc., DDI Pharmaceuticals, Inc. and Diagnostic Data, Inc, together with our subsidiaries.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri- specific Killer Engager (TriKE™) fusion protein immune cell engager technology platform. Our TriKE platform generates proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically-targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKE can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization.

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

We are also using our TriKE platform to develop therapeutics useful for the treatment of infectious disease such as for the treatment of patients infected by the human immunodeficiency virus (HIV). While the use of anti-retroviral drugs has substantially improved the health and increased the longevity of individuals infected with HIV, these drugs are designed to suppress virus replication to help modulate progression to AIDS and to limit further transmission of the virus. Despite the use of anti-retroviral drugs, infected individuals retain reservoirs of latent HIV-infected cells that, upon cessation of anti-retroviral drug therapy, can reactivate and re-establish an active HIV infection. For a curative therapy, destruction of these latent HIV infected cells must take place. The HIV-TriKE contains the antigen binding fragment (Fab) from a broadly-neutralizing antibody targeting the HIV-Env protein. The HIV-TriKE is designed to target HIV while redirecting NK cell killing specifically to actively replicating HIV infected cells. The HIV-TriKE induced NK cell proliferation, and demonstrated the ability in vitro to reactivate and kill HIV-infected T-cells. These findings indicate a potential role for the HIV- TriKE in the reactivation and elimination of the latently infected HIV reservoir cells by harnessing the NK cell’s ability to mediate the antibody-directed cellular cytotoxicity (ADCC).

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

On February 16, 2021, we completed a qualified equity offering and listing. As a result, we granted these consultants 2,502,518 shares of common stock. During the period ended September 30, 2021, pursuant to the vesting terms of the consulting agreements, we issued 1,992,746 shares of common stock to these consultants and recorded the corresponding stock compensation expense of $7,890,000. In addition, we also issued 150,000 shares of common stock with a fair value of $1,213,000 to other consultants for services rendered.

On February 16, 2021, as a result of the completion of the public offering and the successful listing of our shares of common stock on the Nasdaq Capital Markets, 2,353,548 shares of Series J-1 Preferred Stock mandatorily converted at a conversion rate of $3.40 per share into 692,220 shares of our common stock. (See Note 7 of our Financial Statements)

On February 16, 2021, as part of our public offering of common stock and warrants, we issued warrants to investors to purchase up to an aggregate of 5,192,250 shares of common stock. The warrants have an exercise price of $5.50 per share, subject to adjustment in certain circumstances and will expire in five years. (See Note 7 of our Financial Statements)

As part of employment agreements with our CEO and CFO, these officers were to receive a fully vested stock grant of shares of common stock equal to aggregate of 10% and 1.5% of the fully diluted shares of our common stock (calculated with the inclusion of the current stock holdings of Mr. Cataldo, our CEO, and Mr. Handelman, our CFO) upon conversion of options, warrants and convertible notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, we also granted similar equity compensation to members of our Board of Directors wherein these directors were to receive stock grant equal to 1% and 1.25% of the fully diluted shares of our common stock. Pursuant to these agreements, the common stock to be issued will vest over a period of two years. On February 16, 2021, we completed a qualified equity offering and listing. As a result, we granted these employees 4,379,407 shares of common stock.

On April 23, 2021, our Compensation Committee approved amendments to the compensation terms of Anthony Cataldo, the Chief Executive Officer and Michael Handelman, the Chief Financial Officer to increase their base salary and bonus compensation. (See Part II, Item 5 of this report)

On April 23, 2021, Dr. Gregory Berk resigned as a director and accepted employment as our Chief Medical Officer. In connection with his appointment as Chief Medical Officer, the Compensation Committee approved a four-year employment agreement for Dr. Berk.

On August 23, 2021, Dr. Gregory Berk was promoted to the position of President of Research & Development and Chief Medical Officer. Dr. Berk assume additional responsibilities including discovery, non-clinical development, clinical development and manufacturing.

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

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Markets. As such, 2,502,518 shares of common stock were granted to these consultants with a fair value of $9,679,000, of which, 1,829,620 shares of common stock are fully vested while the remaining 672,898 shares of common stock will vest over two years. Pursuant to current accounting guidelines, as the grant of the common stock is subject to milestone or performance conditions, the Company measured the fair value of the common stock on the respective date of the agreement, and then such award was recorded as compensation expense as the milestone or performance condition was met and in accordance with its vesting term of the grant.

During the period ended September 30, 2021, pursuant to the vesting terms of the agreements, the Company issued 1,992,746 shares of common stock to these consultants. In addition, the Company also issued 150,000 shares of fully vested common stock with a fair value of $1,213,000 to other consultants for service rendered. As a result, the Company issued a total of 2,142,746 shares of common stock and recognized stock compensation expense of $9,105,000 to account the fair value of common stock that vested.

As of September 30, 2021, the unvested and unissued common stock totaled 509,772 shares of common stock with an estimated fair value of $1,789,000 that will be recognized as stock compensation in future periods based upon the remaining vesting term of the grant.

Issuance of Common Stock for research and development agreement

During the nine months ended September 30, 2021, the Company issued 189,753 shares of common stock for a research and development agreement valued at $1,355,000. The common shares were valued on the market price at the date of grant.

Issuance of Common Stock upon exercise of warrants

During the nine months ended September 30, 2021, the Company issued 3,073,818 shares of common stock upon the exercise of warrants resulting in cash proceeds of $16,433,000.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Research and Development Expenses

During the three months ended September 30, 2021 and 2020, we incurred $1,008,000 and $(84,000) research and development expenses, an increase of $1,092,000. Research and development costs increased due primarily to the admittance of additional patients into the phase one/two clinical trial. We anticipate our research and development costs to increase in the remainder of 2021 due to the continued development of our most advanced TriKe product candidate, OXS-3650 and other research and development.

Selling, general and administrative expenses

During the three months ended September, 2021 and 2020, we incurred $4,946,000 and $2,029,000 of selling, general and administrative expenses. The increase of $2,917,000 in selling, general and administrative expenses is primarily attributable the increase in stock-based compensation. In the period ended September 30, 2021 we incurred $902,000 of stock-based compensation, we incurred $147,000 in stock-based compensation expense during 2020. In addition, with the addition of new personnel to support our planned growth and new public company compliance initiatives in fiscal year 2021 we have incurred an increase in expenses that consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and related expenditures, as well as third party professional fees and insurance.

Change in fair value of derivative liability

Change in fair value of derivative liability was income of $502,000 for the three months ended September 30, 2021 and we had no such gain or loss for the same period in 2020.

Interest Expense

Interest expense was $0 and $931,000 for the three months ended September 30, 2021 and 2020 respectively. The decrease is primarily due to the decrease in the amount of outstanding convertible notes, as these convertible notes were converted on February 16, 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Research and Development Expenses

During the nine months ended September 30, 2021 and 2020, we incurred $3,287,000 and $252,000 research and development expenses, an increase of $3,035,000. Research and development costs increased due primarily to the issuance of 190,000 shares of common stock as payment of a fee valued at $1,943,000 and the admittance of additional patients into the phase one/two clinical trial. We anticipate our research and development costs to increase in the remainder of 2021 due to the continued development of our most advanced TriKe product candidate, OXS-3650 and other research and development.

Selling, general and administrative expenses

During the nine months ended September 30, 2021 and 2020, we incurred $36,050,000 and $4,321,000 of selling, general and administrative expenses. The increase of $31,729,000 in selling, general and administrative expenses is primarily attributable the increase in stock-based compensation. In the period ended September 30, 2021 we incurred $24,553,000 of stock-based compensation. We incurred no such expenses during 2020. In addition, with the addition of new personnel to support our planned growth and new public company compliance initiatives in fiscal year 2021 we have incurred an increase in expenses that consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and related expenditures, as well as third party professional fees and insurance.

Change in fair value of derivative liability

Change in fair value of derivative liability was income of $43,000 for the nine months ended September 30, 2021 and we had no such gain or loss for the same period in 2020.

Settlement expense

Settlement expense was an expense of $11,206,000 for the nine months ended September 30, 2020 and we had no such gain or loss for the same period in 2021.

Interest Expense

Interest expense was $696,000 and $6,227,000 for the nine months ended September 30, 2021 and 2020 respectively. The decrease is primarily due to the decrease in the amount of outstanding convertible notes, as the entire balances of convertible notes were converted on February 16, 2021.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the nine months ended September 30, 2021, the Company raised the net amount of $24.7 million through issuance of common stock, raised $16.4 million through the exercise of warrants and raised $1.2 million from a series of issuances of convertible notes as compared to a total of $5.7 million raised through issuance of convertible notes payable during the same period in 2020. We anticipate that cash utilized for selling, general and administrative expenses will range between $2 and $3 million in the coming quarters, while research and development expenses will vary depending on clinical activities.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses and has cash and short-term investments of $35.7 million as of September 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development partners, and licensing and/or marketing arrangements with pharmaceutical companies. Management believes that these ongoing and planned financing endeavors, if successful, will provide adequate financial resources to continue as a going concern for at least the next nine months from the date the financial statements are issued; however, there can be no assurance in this regard. If the Company is unable to secure adequate additional funding, its business, operating results, financial condition and cash flows may be materially and adversely affected.

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

Reverse Stock Split

On February 10, 2021, the Company completed a 1:17 reverse stock split of the Company’s issued and outstanding shares of common stock and all fractional shares were rounded up. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2021. Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 as a result of material weaknesses in internal control over financial reporting due to (i) inadequate segregation of duties, (ii) risks of executive override and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC regulation, in each case, as described in “Item 9A. Controls and Procedures” in the Company’s Form 10-K for the year ended December 31, 2020.

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

Item 6. Exhibits

		Filed	Incorporated by Reference
Exhibit	Description	Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	04/01/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	03/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	03/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	02/11/2021
3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003		10-QSB	3	000-08092	08/14/2003
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		8-K	3.1	000-08092	04/05/2019
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		10-K	4.2	001-40023	04/16/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

GT Biopharma, Inc.

Dated: November 10, 2021	By:	/s/ Gregory Berk
Gregory Berk
Interim Chief Executive Officer

GT Biopharma, Inc.

Dated: November 10, 2021	By:	/s/ Gavin Choy
Gavin Choy
Acting Chief Financial Officer

