Form 10-Q/A
period 2021-06-30
GT Biopharma, Inc.
filed 2021-12-29
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment 1 to the Quarterly Report on 10Q for the Quarter Ended June 30, 2021 of GT Biopharma, Inc. (“the Original Form 10Q”), as filed with the Securities and Exchange Commission on August 23, 2021 to properly reflect the prior comparative period restatements that have previously been reported.  The Original Form 10Q, as amended, reads in its entirety as set forth below.

2

GT Biopharma, Inc. and Subsidiaries

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GT BIOPHARMA, INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
ASSETS:	(unaudited)
Current assets
Cash and cash equivalents	$39,505,000	$5,297,000
Prepaid expenses	62,000	364,000
Total Current Assets	$39,567,000	$5,661,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,497,000	$2,243,000
Accrued expenses	906,000	1,296,000
Accrued interest	-	4,838,000
Convertible notes payable (net of discount of $4,519,000 at December 31, 2020)	-	26,303,000
Line of Credit	31,000	31,000
Derivative liability	842,000	383,000
Total current liabilities	3,276,000	35,094,000

Stockholders' Equity (Deficit):

Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized:
Series C - 96,230 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,000	1,000
Series J-1 - 0 and 2,353,548 shares issued and outstanding at June 30, 2021 and December 31, 2020 , respectively	-	2,000
Series K- none issued and outstanding at June 30, 2021 and December 31, 2020 , respectively	-	-
Common stock, par value $0.001, 2,000,000,000 shares authorized, 28,144,077 and 5,218,122 shares issued and outstanding as of June 30, 2021 and December 31, 2020 , respectively	28,000	5,000
Common stock issuable, 3,152,000 shares at June 30, 2021	10,716,000	-
Additional paid in capital	655,655,000	566,356,000
Accumulated deficit	(629,940,000)	(595,628,000)
Non Controlling Interest	(169,000)	(169,000)
Total stockholders' equity (deficit)	36,291,000	(29,433,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$39,567,000	$5,661,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited) (as restated)	(unaudited)	(unaudited) (as restated)
Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	639,000	12,000	2,279,000	336,000
Selling, general and administrative (including $577,000 and $14,873,000 of stock compensation to officers and directors in 2021 during the three and six months ended June 30, 2021)	3,742,000	1,546,000	31,104,000	2,292,000

Loss from Operations	4,381,000	1,558,000	33,383,000	2,628,000

Other Expense
Change in fair value of derivative liability	480,000	-	459,000	-
Settlement expense	-	11,206,000	-	11,206,000
Interest expense	-	4,658,000	696,000	5,296,000
Total Other Expense, net	480,000	15,864,000	1,155,000	16,502,000

Net Loss	$(4,861,000)	$(17,422,000)	$(34,538,000)	$(19,130,000)

Net loss per share
Basic and diluted	$(0.15)	$(4.12)	$(1.39)	$(4.58)

Weighted average common shares outstanding
Basic and diluted	33,516,428	4,229,408	24,925,908	4,175,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

For the six months ended June 30, 2021 and 2020

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	2,449,778	$3,000	5,218,122	$5,000	-	$-	$566,356,000	$(595,628,000)	$(169,000)	$(29,433,000)

Extinguishment of debt discount upon adoption of ASU 2020-06	-	-	-	-	-	-	(4,745,000)	226,000	-	(4,519,000)

Conversion of Preferred Series J to common stock	(2,353,548)	(2,000)	692,220	1,000	-	-	1,000	-	-	-

Common shares issued upon mandatory conversion of notes payable and accrued interest	-	-	8,261,809	8,000	3,152,000	10,716,000	28,075,000	-	-	38,799,000

Common shares issued upon exercise of warrants	-	-	3,047,818	3,000	-	-	16,293,000	-	-	16,296,000

Issuance of common stock in public offering, net of cost	-	-	4,945,000	5,000	-	-	24,674,000	-	-	24,679,000

Issuance of common stock for research and development agreement	-	-	189,753	-	-	-	1,355,000	-	-	1,355,000

Issuance of common stock for services	-	-	2,050,060	2,000	-	-	8,777,000	-	-	8,779,000
										-
Equity compensation to officers and board of directors	-	-	3,739,295	4,000	-	-	14,869,000	-	-	14,873,000
										-
Net loss								(34,538,000)		(34,538,000)

Balance, June 30, 2021	96,230	$1,000	28,144,077	$28,000	3,152,000	$10,716,000	$655,655,000	$(629,940,000)	$(169,000)	$36,291,000

Balance, March 31, 2021	96,230	$1,000	20,517,431	$21,000	7,634,000	$25,956,000.00	$623,287,000	$(625,079,000)	$(169,000)	$24,017,000

Common shares issued upon conversion of notes payable	-	-	4,482,487	4,000	(4,482,000)	(15,240,000)	15,232,000	-	-	(4,000)

Common shares issued upon exercise of warrants	-	-	2,953,394	3,000	-	-	16,232,000	-	-	16,235,000

Issuance of common stock for services	-	-	92,286	-	-	-	327,000	-	-	327,000

Equity compensation to officers and board of directors	-	-	98,479	-	-	-	577,000	-	-	577,000
										-
Net loss								(4,861,000)		(4,861,000)

Balance, June 30, 2021	96,230	$1,000	28,144,077	$28,000	3,152,000	$10,716,000	$655,655,000	$(629,940,000)	$(169,000)	$36,291,000

Balance, December 31, 2019	2,449,778	$3,000	4,104,982	$4,000	-	$-	$548,184,000	$(567,332,000)	$(169,000)	$(19,310,000)

Beneficial conversion feature of convertible notes	-	-	62,647	-	-	-	213,000	-	-	213,000

Issuance of common stock for settlement of litigation	-	-	205,882	-	-	-	29,000	$-	-	29,000

Common shares issued upon conversion of notes payable	-	-	63,882	-	-	-	1,910,000	-	-	1,910,000

Equity compensation	-	-	-	-	-	-	146,000	-	-	146,000

Fair value of amended convertible notes and warrants	-	-	-	-	-	-	8,643,000	-	-	8,643,000

Net loss	-	-	-	-	-	-		(19,130,000)	-	(19,130,000)

Balance, June 30, 2020	2,449,778	$3,000	4,437,394	$4,000	-	$-	$559,125,000	$(586,462,000)	$(169,000)	$(27,499,000)

Balance, March 31, 2020	2,449,778	$3,000	4,152,908	$4,000	-	$-	$548,347,000	$(569,040,000)	$(169,000)	$(20,855,000)

Beneficial conversion feature of convertible notes	-	-	62,647	-	-	-	213,000	-	-	213,000

Issuance of common stock for settlement of litigation	-	-	205,882	-	-	-	29,000	-	-	29,000

Common shares issued upon conversion of notes payable	-	-	15,957	-	-	-	1,747,000	-	-	1,747,000

Equity compensation	-	-	-	-	-	-	146,000	-	-	146,000

Fair value of amended convertible notes and warrants	-	-	-	-	-	-	8,643,000	-	-	8,643,000

Net loss	-	-	-	-	-	-		(17,422,000)	-	(17,422,000)

Balance, June 30, 2020	2,449,778	$3,000	4,437,394	$4,000	-	$-	$559,125,000	$(586,462,000)	$(169,000)	$(27,499,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

\

GT BIOPHARMA, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,538,000)	$(19,130,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	459,000	-
Stock based compensation - consultants and research and development	10,134,000	-
Stock based compensation - officers and board of directors	14,873,000	147,000
Convertible notes payable issued for consulting services	720,000	-
Amortization of debt discount	-	1,000
Non-cash interest expense	-	3,955,000
Settlement expense	-	11,206,000
Effect of changes in assets and liabilities:
Prepaid expenses	302,000	126,000
Accounts payable and accrued expenses	(611,000)	61,000
Accrued interest	689,000	-
Net Cash Used in Operating Activities	(7,972,000)	(3,634,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	24,679,000	-
Proceeds from exercise of warrants	16,296,000	-
Proceeds from issuance of notes payable	1,205,000	4,457,000
Net Cash Provided by Financing Activities	42,180,000	4,457,000

Net Increase (Decrease) in Cash	34,208,000	823,000
Cash at Beginning of Period	5,297,000	28,000
Cash at End of Period	$39,505,000	$851,000

Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$38,799,000	$200,000
Extinguishment of unamortized debt discount and adjustment to accumulated deficit upon adoption of ASU 2020-06	$4,745,000	$-

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

Subsequent to June 30, 2021, the Company issued a total of 2,313,116 shares of common stock to noteholders whose notes payable and accrued interest were mandatorily converted to common stock on February 16, 2021 (see Note 4)

Note 12- Restatement of Prior Quarters (unaudited)

Management of GT Biopharma, Inc. and its audit committee, identified an accounting error in the previously reported results of operations for the three and six month periods ended June 30, 2020 in the recognition of an additional loss on extinguishment of debt of $8,643,000 as a result of the June 2020 forbearance agreements that was not previously recorded (see Note 4). As a result, the previously filed unaudited condensed consolidated statements of operations and stockholders’ deficit for the three and six month periods ended June 30, 2020 may no longer be relied upon. The Company has restated its unaudited related condensed consolidated statements of operations and stockholders’ deficit for the three and six month periods ended June 30, 2020. The restatement did not affect the previously reported assets and liabilities in the corresponding financial statements.

The effects of the discrepancy discovered related to the accounting error on the previously filed Form 10-Q are summarized as follows:

Condensed Consolidated Statement of Operations for the three months ended June 30, 2020 (unaudited)

	Previously Reported	Adjustment	As Restated
Operating expense	$(7,221,000)	$(8,643,000)	$(15,864,000)
Net loss	(8,779,000)	(8,643,000)	(17,422,000)
Net Loss per common share - basic and undiluted	$(2.08)	$(2.04)	$(4.12)

Condensed Consolidated Statement of Operations for the six months ended June 30, 2020 (unaudited)

	Previously Reported	Adjustment	As Restated
Operating expense	$(7,859,000)	$(8,643,000)	$(16,502,000)
Net loss	(10,487,000)	(8,643,000)	(19,130,000)
Net Loss per common share - basic and undiluted	$(2.51)	$(2.07)	$(4.58)

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

GT Biopharma, Inc.

Dated: December 29, 2021	By:	/s/ Gavin Choy
Acting Chief Financial Officer

