Form 10-K
period 2021-12-31
GT Biopharma, Inc.
filed 2022-03-28
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission File Number: 001-40023

GT BIOPHARMA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-1620407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Marina Blvd.

Suite 100

Brisbane, CA 94005

(Address of principal executive offices) (Zip code)

(415) 919-4040

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:

Title of Securities	Exchanges on which Registered
Common Stock, $.001 Par Value	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2021 was approximately $372.3 million. As of March 28, 2022, there were 32,122,844 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2022 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including any documents which may be incorporated by reference into this Annual Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans of operation, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “GT Biopharma,” “GTBP,” “we,” “us,” “our,” “the company” and “our company” refer to GT Biopharma, Inc., a Delaware corporation formerly known as DDI Pharmaceuticals, Inc., Diagnostic Data, Inc. and Oxis International, Inc., together with our subsidiaries.

ITEM 1. BUSINESS

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based on our proprietary Tri-specific Killer Engager (TriKE®) fusion protein immune cell engager technology platform. Our TriKE® platform generates proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically targeted proteins expressed on a specific type of cancer cell or virus infected cell, resulting in the targeted cell’s death. TriKE®s can be designed to target any number of tumor antigens on hematologic malignancies or solid tumors and do not require patient-specific customization.

We are using our TriKE® platform with the intent to bring to market immuno-oncology products that can treat a range of hematologic malignancies, and solid tumors. The platform is scalable, and we are putting processes in place to be able to produce investigational new drug (IND) ready moieties in a timely manner after a specific TriKE® conceptual design. Specific drug candidates can then be advanced into the clinic on our own or through potential collaborations with partnering companies. We believe our TriKE®s may have the ability, if approved for marketing, to be used as both monotherapy and in combination with other standard-of-care therapies.

We are also using our TriKE® platform to develop therapeutics useful for the treatment of infectious disease such as for the treatment of patients infected by the human immunodeficiency virus (HIV). While the use of anti-retroviral drugs has substantially improved the health and increased the longevity of individuals infected with HIV, these drugs are designed to suppress virus replication to help modulate progression to acquired immunodeficiency syndrome (AIDS) and to limit further transmission of the virus. Despite the use of anti-retroviral drugs, infected individuals retain reservoirs of latent HIV-infected cells that, upon cessation of anti-retroviral drug therapy, can reactivate and re-establish an active HIV infection. For a curative therapy, destruction of these latent HIV infected cells must take place. The HIV-TriKE® contains the antigen binding fragment (Fab) from a broadly neutralizing antibody targeting the HIV-Env protein. The HIV-TriKE® is designed to target HIV while redirecting NK cell killing specifically to actively replicating HIV infected cells. The HIV-TriKE® induced NK cell proliferation and demonstrated the ability in vitro to reactivate and kill HIV-infected T-cells. These findings indicate a potential role for the HIV-TriKE® in the reactivation and elimination of the latently infected HIV reservoir cells by harnessing the NK cell’s ability to mediate the antibody-directed cellular cytotoxicity (ADCC).

Our initial work has been conducted in collaboration with the Masonic Cancer Center at the University of Minnesota under a program led by Dr. Jeffrey Miller, the Deputy Director. Dr. Miller is a recognized leader in the field of NK cell and IL-15 biology and their therapeutic potential. We have exclusive rights to the TriKE® platform and are generating additional intellectual property for specific moieties.

Immuno-Oncology Platform

Tri-specific Killer Engagers (TriKE®s)

The generation of chimeric antigen receptor, or CAR, expressing T cells from monoclonal antibodies has represented an important step forward in cancer therapy. These therapies involve the genetic engineering of T cells to express either CARs, or T cell receptors, or TCRs, and are designed such that the modified T cells can recognize and destroy cancer cells. While a great deal of interest has recently been placed upon chimeric antigen receptor T, or CAR-T, therapy, it has certain limitations for broad potential applicability because it can require an individual approach that is expensive, time consuming, and may be difficult to apply on a large scale. NK cells represent an important immunotherapeutic target as they are involved in tumor immune-surveillance, can mediate antibody-dependent cell-mediated cytotoxicity (ADCC), contain pre-made granules with perforin and granzyme B and can quickly secrete inflammatory cytokines, and unlike T cells they do not require antigen priming and can kill cells in the absence of major histocompatibility complex (MHC) presentation of antigens. Unlike full-length antibodies, TriKE® constructs are composed of a single-chain fusion protein that binds the CD16 receptor of NK cells directly producing a potent and lasting cytotoxic killing response, interleukin 15 (IL-15) to promote NK cell activation, persistence and proliferation, and a cancer cell targeting moiety. An additional benefit of TriKE® may have been its attractive biodistribution, as a consequence of their smaller size, which we expect to be important in the treatment of solid tumors. In addition to these advantages, TriKE® is designed to be non-immunogenic, have appropriate clearance properties, and can be engineered to target a variety of tumor antigens.

We believe there is a continued unmet medical need for targeted immuno-oncology therapies that can have the potential to be dosed in a patient-friendly outpatient setting, can be used on a stand-alone basis, augment the current monoclonal antibody therapeutics, or be used in conjunction with more traditional cancer therapy. We believe our TriKE® constructs have this potential and therefore we have generated, and intend to continue to generate, a pipeline of product candidates to be advanced into the clinic on our own or through potential collaborations with larger companies.

GTB-3550 TriKE® and Phase 1 Acute Myeloid Leukemia/Myelodysplastic Syndrome (AML/MDS) Phase 1 Clinical Trial

GTB-3550 is the Company’s first-generation TriKE® product candidate which is a single-chain, tri-specific recombinant fusion protein construct composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. The GTB-3550 Phase 1 clinical trial for treatment of patients with CD33-expressing, high risk myelodysplastic syndromes and refractory/relapsed acute myeloid leukemia opened for patient enrollment September 2019 and completed enrollment in September 2021. The clinical trial was conducted at the University of Minnesota’s Masonic Cancer Center in Minneapolis, Minnesota under the direction of Dr. Erica Warlick and Dr. Mark Juckett.

Background and Select Non-Clinical Data

In conjunction with our research agreement with the Masonic Cancer Center at the University of Minnesota, the exploration of targeting NK cells to a variety of tumors initially focused on novel bi-specific killer engagers, or BiKEs, composed of the variable portions of antibodies targeting the CD16 activating receptor on NK cells and CD33 (AML and MDS; see figure below), B7H3 (solid tumors – breast, lung, colon, prostate), PD-L1 (solid tumors), Her2 (Breast, Gastric), or CD19/CD22 (B cell lymphomas) on the tumor cells.

Subsequently, a tri-specific (TriKE®) construct that replaced the linker molecule between the CD16 scFv and the CD33 scFv with a modified IL-15 molecule, containing flanking sequences, was generated, and tested. Data indicates that the CD16 x IL-15 x CD33 potently induce proliferation of healthy donor NK cells, possibly greater than that induced by exogenous IL-15, which is absent in the BiKE platform. Targeted delivery of the IL-15 through the TriKE® also resulted in specific expansion of the NK cells without inducing T cell expansion on post-transplant patient samples.

When compared to the CD16 x CD33 BiKE, the CD16 x IL-15 x CD33 TriKE® is also capable of potently restoring killing capacity of post-transplant NK cells against CD33-expressing HL-60 targets and primary AML blasts. These results demonstrated the ability to functionally incorporate an IL-15 cytokine into the BiKE platform and also demonstrated the possibility of targeting a variety of cytokines directly to NK cells while reducing off-target effects and the amount of cytokines needed to obtain biologically relevant function.

The figure below is a schematic of a BiKE construct (top) and a TriKE® construct (bottom), which has the modified IL-15 linker between the CD16 scFv and the CD33 scFv components.

The TriKE® constructs were also tested against three separate human tumor cell lines: HL-60 (promyelocitic leukemia), Raji (Burkitt’s lymphoma), and HT29 (colorectal adenocarcinoma), in addition to a model for ovarian cancer. All cell lines contained the Luc reporter to allow for in vivo imaging of the tumors. These systems were used to show in vivo efficacy of BiKE (1633) and TriKE® (GTB-3550) against relevant human tumor targets (HL-60-luc) over an extended period of time. The system consisted of initial conditioning of mice using radiation (250-275 cGy), followed by injection of the tumor cells (I.V. for HL-60-luc and Raji-luc, intra-splenic for HT29-luc and IP for ovarian for MA-148-luc), a three-day growth phase, injection of human NK cells, and repeated injection of the drugs of interest, BiKE and TriKE® (three to five times a week). Imaging was carried out at Day 7, 14, and 21, and extended as needed.

The figure below shows the results (tumor burden and mortality) when dosing NK cells alone (top panel), the BiKE version (lacking IL-15) of GTB-3550 (middle panel; called 1633), and the TriKE®, GTB-3550 (bottom panel; then called 161533) in the above human tumor model, HL-60-luc. In the NK-cell-only arm, two out of the five mice were dead by Day 21 with two of the surviving mice having extensive tumor burden as depicted by the colored images. In contrast, all five mice in each of the BiKE and TriKE® arms survived. In addition, the tumor burden in the TriKE®-treated mice was significantly less than in the BiKE-treated mice, demonstrating the improved efficacy from NK cells in the TriKE®-treated mice.

Based on these results, and others, the IND for GTB-3550 was filed in June 2017 by the University of Minnesota. The FDA requested that additional preclinical toxicology, additional information and clarifications on manufacturing, and clinical development plans. The requested additional information and clarifications were completed and incorporated into the IND in eCTD format. We filed the IND amendment in June 2018 and announced on November 1, 2018, that the FDA granted approval of the IND and the Company was authorized to initiate a first-in-human Phase 1 study with GTB-3550 in AML, MDS, and severe mastocytosis. The Phase 1 clinical trial was initiated in September 2019 and closed in September 2021.

Targeting Solid Tumors and Other Potentially Attractive Characteristics

Unlike full-length antibodies, TriKE® is composed of a single-chain fusion protein that binds the CD16 receptor of NK cells directly producing a potentially more potent and lasting response as demonstrated by preclinical studies. An additional benefit due to the smaller size of TriKE® is enhanced biodistribution which we expect to be important in the treatment of solid tumors. In addition to these potential advantages, TriKE® is designed to be non-immunogenic, have appropriate clearance properties and can be engineered quickly to target a variety of tumor antigens. We believe these attributes make them an ideal pharmaceutical platform for potentiated NK cell-based immunotherapies and have the potential to overcome some of the limitations of CAR-T therapy and other antibody therapies.

Examples of our earlier stage solid tumor targeting product candidates are focused on CD33, B7-H3, Her2, PD-L1, CD19, CLEC12A, CD22, and CD133 alone and in combination. We believe these constructs have the potential to target prostate, breast, colon, ovarian, liver, and head and neck cancers. Depending on the availability of drug supply, we hope to initiate human clinical testing for certain of our solid tumor product candidates in 2023.

Efficient Advancement of Potential Future Product Candidates – Production and Scale Up

We are using our TriKE® platform with the intent to bring to market multiple immuno-oncology products that can treat a range of hematologic malignancies and solid tumors. The platforms are scalable, and we are currently working with a third-party product manufacturer investigating the optimal GMP production expression system for TriKE® constructs.

We believe TriKE®s will have the ability, if approved for marketing, to be used as both monotherapy and in combination with standard-of-care therapies.

Immuno-Oncology Product Candidates

GTB-3550

GTB-3550 was our first TriKE® product candidate. It reflected our first-generation TriKE® platform. It is a single-chain, tri-specific scFv recombinant fusion protein conjugate composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. We studied this anti-CD16-IL-15-anti-CD33 TriKE® in CD33 positive leukemias, a marker expressed on tumor cells in acute myelogenous leukemia, or AML, myelodysplastic syndrome, or MDS. CD33 is primarily a myeloid differentiation antigen with endocytic properties broadly expressed on AML blasts and, possibly, some leukemic stem cells. CD33 or Siglec-3 (sialic acid binding Ig-like lectin 3, SIGLEC3, SIGLEC3, gp67, p67) is a transmembrane receptor expressed on cells of myeloid lineage. It is usually considered myeloid-specific, but it can also be found on some lymphoid cells. The anti-CD33 antibody fragment used for these studies was derived from the M195 humanized anti-CD33 scFV and has been used in multiple human clinical studies. It has been exploited as target for therapeutic antibodies for many years. We believe the recent approval of the antibody-drug conjugate gemtuzumab validates this targeted approach.

GTB-3550 is being replaced by a more potent next-generation camelid nanobody TriKE®, GTB-3650, targeting CD33 positive relapsed/refractory Acute Myeloid Leukemia (AML) and Myelodysplastic Syndromes (MDS).

About High-Risk Myelodysplastic Syndromes

Myelodysplastic Syndromes is a rare form of bone marrow-related cancer caused by irregular blood cell production within the bone marrow. As a result of this irregular production, MDS patients do not have sufficient normal red blood cells, white blood cells and/or platelets in circulation. High-risk MDS is associated with poor prognosis, diminished quality of life, and a higher chance of transformation to acute myeloid leukemia. The goals of therapy are to reduce disease associated symptoms and the risk of disease progression and death, thereby improving both quality and quantity of life. United States incidence of MDS is estimated to be 10,000 cases per year, although the condition is thought to be under diagnosed. The prevalence has been estimated to be from 60,000 to 170,000 in the United States. Approximately 40% of patients with High-Risk MDS transform to AML, another aggressive cancer with poor outcomes.

About Acute Myeloid Leukemia

Acute myeloid leukemia is a type of cancer in which the bone marrow makes abnormal myeloblasts (a type of white blood cell), red blood cells, or platelets. The median age at the time of diagnosis is 65–69 years. AML is an aggressive disease and is fatal without anti-leukemic treatment. Among patients treated with chemotherapy, 65% to 80% achieve complete remission. Despite a plethora of novel agents that have been approved by the U.S. Food and Drug Administration since 2017 for treatment of AML, once complete remission (CR) is achieved, approximately 50% of patients age < 60 years of age and up to 90% of patients ≥ 60 years of age will relapse, despite consolidation strategies. Furthermore, while 10–40% of younger AML patients are primarily refractory to AML induction therapy, the number is considerably higher for patients above 60 years (40–60%). The vast majority of fit AML patients will undergo hematopoietic stem cell transplantation (HSCT) after achieving a CR. However, 40% of these patients relapse after HSCT. Thus, refractory or relapsed (r/r) AML is a very common scenario in AML and despite recent advances and new targeted therapies, the management of AML remains a challenge, particularly in older adults ineligible for intensive therapies. According to the National Cancer Institute (NCI), the five-year survival rate is about 35% in people under 60 years old, and 10% in people over 60 years old. Older people whose health is too poor for intensive chemotherapy have a typical survival of five to ten months. AML accounts for approximately 1.8% of cancer deaths in the United States.

About GTB-3550 TriKE® Clinical Trial

We opened our GTB-3550 Phase 1 clinical trial in September 2019 and enrolled our first patient in January 2020. Patients with CD33+ malignancies (primary induction failure or relapsed AML with failure of one reinduction attempt or high-risk MDS progressed on two lines of therapy) age 18 and older were eligible (ClinicalTrials.gov Identifier NCT03214666). The primary endpoint is to identify the maximum tolerated dose (MTD) of GTB-3550 TriKE®. Correlative objectives include the number, phenotype, activation status and function of NK cells and T cells. From January, 2020 until September, 2021 twelve patients received escalating doses of GTB-3550 in the Phase 1 trial. The results of this trial were presented at several conferences in 2021. To summarize, the therapy was overall well tolerated and safe. There were no serious cases of cytokine release syndrome observed. Four of twelve patients had transient reductions in bone marrow leukemic blast cells. Correlative studies showed activation, proliferation, and persistence of functionally active endogenous NK cells. The results of our first generation GTB-3550 Phase 1 clinical trial support our plans to advance the next generation camelid nanobody into the clinic.

The Next Generation of Camelid Nanobody TriKE®s

Our goal is to be a leader in immuno-oncology therapies targeting a broad range of indications including hematological malignancies and solid tumors. A key element of our strategy includes introducing a next-generation camelid nanobody platform. Camelid antibodies (often referred as nanobodies) are smaller than human immunoglobulin and consist of two heavy chains. These nanobodies have the potential to have greater affinity to target antigens, potentially resulting in greater potency. GT Biopharma is utilizing this camelid antibody structure for all its new TriKE® product candidates.

Generation of humanized single-domain antibody targeting CD16 for incorporation into the TriKE® platform

To develop second generation TriKE®s, we designed a new humanized CD16 engager derived from a single-domain antibody. While scFvs consist of a heavy and a light variable chain joined by a linker, single-domain antibodies consist of a single variable heavy chain capable of engaging without the need of a light chain counterpart (see figure below).

These single-domain antibodies are thought to have certain attractive features for antibody engineering, including physical stability, ability to bind deep grooves, and increased production yields, amongst others. Pre-clinical studies demonstrated increased NK cell activation against CD33+ targets including NK cell degranulation (% CD107a+) and IFNg of the single-domain CD16 TriKE® (cam 16-wt15-33; GTB-3650) compared to the original TriKE® (scFv16-m 15-33; GTB-3550) (see figure below). These data were published by Felices M et al (2020) in Cancer Immunol Res.

CD33+ HL60 Targets

GTB-3650

GTB-3650 is a CD33 targeted TriKE® which targets CD33 on the surface of myeloid leukemias. We are advancing GTB-3650 through preclinical studies and anticipate filing an Investigational New Drug (IND) for a Phase 1 clinical trial in the second half of 2022. This study will target patients with relapsed/refractory AML and high grade MDS.

GTB-5550

GTB-5550 is a B7-H3 targeted TriKE® which targets B7-H3 on the surface of advanced solid tumors. We are advancing GTB-5550 through preclinical studies and have initiated a GMP manufacturing campaign in anticipation of filing an IND and initiating a Phase 1 clinical trial in the second half of 2022 and the first half of 2023, respectively. This study will target patients with B7-H3 positive solid tumors.

Oncology Markets

Acute Myeloid Leukemia and Myelodysplastic Syndromes

AML is a heterogeneous hematologic stem cell malignancy in adults with incidence rate of 4.3% per 100,000 populations. The median age at the time of diagnosis is 68 years. AML is an aggressive disease and is fatal without anti-leukemic treatment. AML is the most common form of adult leukemia in the U.S. These patients will require frontline therapy, usually chemotherapy including cytarabine and an anthracycline, a therapy that has not changed in over 40 years. Myelodysplastic syndromes are a heterogeneous group of myeloid neoplasms characterized by dysplastic features of erythroid/myeloid/megakaryocytic lineages, progressive bone marrow failure, a varying percentage of blast cells, and enhanced risk to evolve into acute myeloid leukemia. It is estimated that over 10,000 new cases of MDS are diagnosed each year and there are minimal treatment options; other estimates have put this number higher. In addition, the incidence of MDS is rising for unknown reasons.

B7-H3 Positive Solid Tumors

The B7-H3 protein, which functions as a checkpoint inhibitor, has been identified in many of the most common solid tumor cancers, including but not limited to bladder, breast, cervical, colorectal, endometrial, esophageal, gastric, glioma, kidney, liver, lung, pancreatic, prostate, head and neck cancer, and melanoma. In recent studies, B7-H3 has been identified as a critical promoter of tumor cell proliferation, migration, invasion, epithelial-to-mesenchymal transition, cancer stemness and drug resistance. Because this protein does not seem to be expressed in normal cells, this makes it an attractive target for therapeutic intervention.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. We rely on a third-party contract manufacturing operation to produce and/or test our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our potential product candidates as well as for our future commercial needs. We do not have long-term commitments with a third-party product manufacturer. We require in our manufacturing and processing agreements that third-party product manufacturers produce intermediates, active pharmaceutical ingredients, or API, and finished products in accordance with the FDA’s current Good Manufacturing Practices (cGMP), and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers to protect our proprietary rights related to our drug candidates.

Patents and Trademarks

Immuno-oncology platform

TriKE® Patents

On August 24, 2021, two patents were issued by the US Patent Office covering our pipeline of clinical and non-clinical product candidates consisting of tri-specific killer engagers, or TriKE®s, designed to target natural killer, or NK, cells and tumor or virus infected cells forming an immune synapse between the NK cell and the tumor cell thereby inducing NK cell activation at that site. The patents broadly include TriKE®s that target the CD16 receptor, which includes the more potent camelid nanobody sequence, an IL-15 activating domain, and any targeting domain.

University of Minnesota License Agreements

2016 Exclusive Patent License Agreement

We are party to an exclusive worldwide license agreement with the Regents of the University of Minnesota, (“UofMN”) to further develop and commercialize cancer therapies using TriKE® technology developed by researchers at the University to target NK cells to cancer. Under the terms of the 2016 agreement, we received exclusive rights to conduct research and to develop, make, use, sell, and import TriKE® technology worldwide for the treatment of any disease, state or condition in humans. We are responsible for obtaining all permits, licenses, authorizations, registrations and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKE® technology, including without limitation the FDA and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, the University of Minnesota received an upfront payment of $200,000, annual license maintenance fees of $100,000 beginning in 2021, 4% royalty fees (not to exceed 6% under subsequent license agreements or amendments to this agreement), upon sale of a licensed product or a minimum annual royalty payment ranging from $250,000 to $5.0 million. The agreement also includes certain milestone payments totaling $3.1 million, and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales and $5.0 million upon reaching $500 million in cumulative gross sales of licensed products.

2021 Exclusive License Agreement

On March 26, 2021, we entered into an agreement with the UofMN specific to the B7H3 targeted TriKE®. Under the agreement, the UofMN received an upfront license fee of $20,000, and will receive annual license maintenance fees of $5,000 beginning in 2022, 2.5% to 5% royalty fees or minimum annual royalty payments of $250,000 beginning in the first year after the first commercial sale of licensed product, and $2.0 million beginning in the fifth year after the first commercial sale of licensed product. The agreement also includes certain milestone payments totaling $3.1 million and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million in cumulative gross sales of licensed products. There is no double payment intended; if one of the milestone payments has been paid under the 2016 agreement, no further payment is due for the corresponding milestone above.

Employees

At the date of this Annual Report, we had eight full-time employees. Many of our activities are outsourced to consultants who provide services to us on a project basis. As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

Form and Year of Organization

In 1965, the corporate predecessor of GT Biopharma, Diagnostic Data, Inc., was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972, and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. On July 17, 2017, we amended our Certificate of Incorporation for the purpose of changing our name from Oxis International, Inc. to GT Biopharma, Inc.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information contained in this Annual Report on Form 10-K before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In that case, the trading price of our common stock could decline and you may lose part or all of your investment. In the opinion of management, the risks discussed below represent the material risks known to the company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results and adversely affect the market price of our common stock.

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

During the year ended December 31, 2021, the Company reported a net loss of $58.0 million and as of December 31, 2021, we had an accumulated deficit of $653.6 million. We have not generated any significant revenue to date and are not profitable, and have incurred losses in each year since our inception. We do not expect to generate any product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses for the foreseeable future as we expand research and development and clinical trial efforts.

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

We have used a significant amount of cash since inception to finance the continued development and testing of our product candidates, and we expect to need substantial additional capital resources to develop our product candidates going forward and launch and commercialize any product candidates for which we receive regulatory approval.

We may not be successful in generating and/or maintaining operating cash flow, and the timing of our capital expenditures and other expenditures may not result in cash sufficient to sustain our operations through the commercialization of our product candidates. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a material adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

●	the accuracy of the assumptions underlying our estimates for capital needs in 2022 and beyond;

●	scientific and clinical progress in our research and development programs;

●	the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

●	our progress with pre-clinical development and clinical trials;

●	the time and costs involved in obtaining regulatory approvals;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

●	the number and type of product candidates that we pursue.

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

Our research and development costs could exceed our projections requiring us to significantly modify our planned operations.

Our currently projected expenditures for 2022 include approximately $12 million to $14 million for research and development. The actual cost of our programs could differ significantly from our current projections if we change our planned development process. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

We have identified material weaknesses in our internal controls over financial reporting and are working to remedy these weaknesses. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

We have identified material weaknesses in our internal control over financial reporting as a company, which have resulted in unauthorized transactions involving our assets and common stock. As defined in Regulation 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) inadequate segregation of duties; (ii) risks of executive override; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP, and the U.S. Securities and Exchange Commission, or the SEC, guidelines.

As of the date of this Annual Report, we have remediated some of these material weaknesses. The company has taken measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Specifically, the Company has engaged a forensic accountant to review the Company’s bank records, transactions with affiliates and/or related parties, expense reimbursement practices and vendor payment practices. That review is ongoing. In addition, the Company’s Board of Directors previously designated a Special Committee in August 2021 charged with, among other duties, evaluating the current compliance, compensation, operations and personnel of the Company, and determining actions appropriate to address any deficiencies or inefficiencies identified through such evaluation. Such measures include, but are not limited to the hiring of additional employees in its finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities. The implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our internal control over financial reporting.

Even if we develop effective internal control over financial reporting, such controls may become inadequate due to changes in conditions, or the degree of compliance with such policies or procedures may deteriorate, which could result in the discovery of additional material weaknesses and deficiencies. In any event, the process of determining whether our existing internal control over financial reporting is compliant with Section 404 of the Sarbanes-Oxley Act, or Section 404, and sufficiently effective requires the investment of substantial time and resources, including by certain members of our senior management. As a result, this process may divert internal resources and take a significant amount of time and effort to complete. In addition, we cannot predict the outcome of this process and whether we will need to implement remedial actions to establish effective controls over financial reporting. The determination of whether or not our internal controls are sufficient and any remedial actions required could result in us incurring additional costs that we did not anticipate, including the hiring of outside consultants. We may also fail to timely complete our evaluation, testing and any remediation required to comply with Section 404.

We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, for as long as we are a “smaller reporting company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. While we could be a smaller reporting company for an indefinite amount of time, and thus relieved of the above-mentioned attestation requirement, an independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Such undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications we own or license may fail to result in issued patents in the United States or in foreign countries. Third parties may challenge the validity, enforceability or scope of any issued patents we own or license or any applications that may be issued as patents in the future, which may result in those patents being narrowed, invalidated or held unenforceable. Even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from developing similar products that do not fall within the scope of our patents. If the breadth or strength of protection provided by the patents we hold or pursue is threatened, our ability to commercialize any product candidates with technology protected by those patents could be threatened. Further, if we encounter delays in our clinical trials, the time during which we would have patent protection for any covered product candidates that obtain regulatory approval would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain at the time of filing that we are the first to file any patent application related to our product candidates.

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

We will have to hire additional employees to carry on our business operations. If we are unable to hire qualified personnel, we may not be able to implement our business strategy.

We currently have eight fulltime employees. The loss of the services of any of our employees could delay our product development programs and our research and development efforts. In order to develop our business in accordance with our business strategy, we will have to hire additional qualified personnel, including in the areas of manufacturing, clinical trials management, regulatory affairs, finance, discovery biology, and business development. We will need to raise sufficient funds to hire and retain the necessary employees.

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

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more key executive officers, scientific or operational team members would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as discovery biology, clinical testing, regulatory compliance, manufacturing and compliance, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities. Accordingly, we may not be able to continue to attract and retain the qualified personnel, which would adversely affect the development of our business.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with regulations of governmental authorities, such as the U.S. Food and Drug Administration (FDA) or the European Medicines Agency, or EMA, to provide accurate information to the FDA or EMA, to comply with manufacturing standards we have established, to comply with federal, state and international healthcare fraud and abuse laws and regulations as they may become applicable to our operations, to report financial information or data accurately or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained during clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we currently take and the procedures we may establish in the future as our operations and employee base expand to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure by our employees to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Clinical drug development for our product candidates is costly, time-consuming and uncertain. Our product candidates are in various stages of development and while we expect that clinical trials for these product candidates will continue for several years, such trials may take significantly longer than expected to complete. In addition, we, the FDA, an institutional review board, or IRB, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

●	discovery of safety or tolerability concerns, such as serious or unexpected toxicities or side effects or exposure to otherwise unacceptable health risks, with respect to study participants;

●	lack of effectiveness of any product candidate during clinical trials or the failure of our product candidates to meet specified endpoints;

●	delays in subject recruitment and enrollment in clinical trials or inability to enroll a sufficient number of patients in clinical trials to ensure adequate statistical ability to detect statistically significant treatment effects;

●	difficulty in retaining subjects and volunteers in clinical trials;

●	difficulty in obtaining the Institutional Review Board’s (“IRB”) approval for studies to be conducted at each clinical trial site;

●	inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective contract research organizations, (“CROs”), clinical trial sites and other third-party contractors;

●	inability to add a sufficient number of clinical trial sites;

●	uncertainty regarding proper formulation and dosing;

●	failure by us, our employees, our CROs or their employees or other third-party contractors to comply with contractual and applicable regulatory requirements or to perform their services in a timely or acceptable manner;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	inability or unwillingness of medical investigators to follow our clinical protocols;

●	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data; or

●	changes in applicable laws, regulations and regulatory policies.

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

Any difficulties or failures that we encounter in securing regulatory approval for our product candidates would likely have a substantial adverse impact on our ability to generate product sales, and could make a search for a collaborative partner more difficult.

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

Before we can submit an application for regulatory approval in the United States, we must conduct a pivotal, registrational trial. We will also need to agree on a protocol with the FDA for a clinical trial before commencing the trial. Registrational clinical trials frequently produce unsatisfactory results even though prior clinical trials were successful. Therefore, even if the results of our early phase trials are successful, the results of the additional trials that we conduct may or may not be successful. Further, our product candidates may not be approved even if they achieve their primary endpoints in registrational clinical trials. The FDA or other foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. Any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a clinical trial. The FDA or other regulatory agencies may require that we conduct additional clinical, nonclinical, manufacturing validation or drug product quality studies and submit those data before considering or reconsidering the application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or other regulatory agencies.

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

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of healthcare pharmaceutical companies and others in the healthcare space, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, have made it easier for private parties to bring qui tam (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. In addition, the Affordable Care Act amended the federal civil False Claims Act to provide that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false-claims provision. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws. Any future investigations of our business or executives, or enforcement action or prosecution, could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.

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

A key element of our strategy is to use and expand our product platform to build a pipeline of product candidates and progress those product candidates through clinical development for the treatment of a variety of different types of cancer. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then our success as a business will be dependent on the success of fewer potential product candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

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

Our therapeutic immuno-oncology (IO) development programs face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of drugs and other therapies that target the same diseases and conditions that we are targeting with our product candidates. According to Global Data, Thematic Research: Immuno-Oncology (March 2021), as of December 2020, there are 4,822 industry-sponsored clinical trials for immuno-oncology with 422 drugs in development. Phase 2 trials constitute the majority of the IO pipeline, followed by early-stage molecules in Phase 1/2 and Phase 1. For late-stage pipeline products, 484 clinical trials are ongoing in Phase 3, and 51 are in Phase 2/3 development. There are currently 22 marketed immuno-oncology agents. Cancer vaccine products lead the category with 9 products followed by checkpoint modulators with 8 approved drugs. The indications with the most marketed IO agents in the United States are metastatic melanoma and non-small cell lung cancer, with 6 approved products each. The market value of bispecific antibodies, cancer vaccines, checkpoint modulators, cell therapies, and oncolytic viruses globally has increased sharply in the past 10 years with nearly $29 billion in 2019 compared to $370 million in 2010.

As a general matter, we also face competition from many companies that are researching and developing cell therapies. Many of these companies have financial and other resources substantially greater than ours. In addition, many of these competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals, and marketing and selling. If we obtain regulatory approval for any of our product candidates, we also will be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no commercial-scale experience. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources’ being concentrated by our competitors. Competition may increase further as a result of advances made in the commercial applicability of our technologies and greater availability of capital for investment in these fields.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are engaged in activities in the biotechnology field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. Research and discoveries by other biotechnology, pharmaceutical or other companies may render our technologies or potential products or services uneconomical or result in products superior to those we develop. Similarly, any technologies, products or services we develop may not be preferred to any existing or newly developed technologies, products or services.

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

Preclinical and clinical trials are conducted during the development of potential products and other treatments to determine their safety and efficacy for use by humans. Notwithstanding these efforts, when our treatments are introduced into the marketplace, unanticipated side effects may become evident. Manufacturing, marketing, selling and testing our product candidates under development or to be acquired or licensed, entails a risk of product liability claims. We could be subject to product liability claims if our product candidates, processes, or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources, and could damage our reputation and impair the marketability of our product candidates and processes. While we plan to maintain liability insurance for product liability claims, we may not be able to obtain or maintain such insurance at a commercially reasonable cost. If a successful claim were made against us, and we lacked insurance or the amount of insurance were inadequate to cover the costs of defending against or paying such a claim or the damages payable by us, we would experience a material adverse effect on our business, financial condition and results of operations.

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

We will have only limited control over the activities of the clinical research organization (CRO) we will engage to conduct our clinical trials. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any CRO does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices (GCPs), for all our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMPs. Our or our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

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

Our common stock is listed for trading on the Nasdaq Capital Market under the trading symbol “GTBP”; historically, however, there has been a limited public market for our common stock. We cannot assure you that an active trading market for our common stock will develop or be sustained. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

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

As of December 31, 2021, we had approximately 32.4 million shares of common stock issuable or issued and outstanding and warrants outstanding for the purchase of up to 221,000 additional shares of common stock at an exercise price of $3.40 per share, and warrants outstanding for the purchase of up to 2,116,000 additional shares of common stock at an exercise price of $5.50 per share, all of which are exercisable as of the date of this Annual Report (subject to certain beneficial ownership limitations). The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

Because our common stock may be deemed a “penny” stock, an investment in our common stock should be considered high-risk and subject to marketability restrictions.

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

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have research coverage by three securities analysts, and we may never obtain research coverage by additional analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our common stock may be negatively affected. In the event that we receive additional securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At the date of the issuance of this Annual Report, we sublease offices comprising of 4,500 rentable square feet at 8000 Marina Blvd, Suite 100, Brisbane, CA 94005 under a sublease that expires on June 30, 2024. We previously leased offices at 9350 Wilshire Blvd, Suite 203, Beverly Hills, CA 90212.

ITEM 3. LEGAL PROCEEDINGS

On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion, an individual (“Lion”), and by Daniel Vallera, an individual (“Vallera”). Lion and Vallera are referred to jointly as the “Plaintiffs”. The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. (either of them or jointly, the “Company”). The Plaintiffs alleged breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. Lion alleged breach of a consulting agreement between Lion and the Company entered into on or about September 1, 2015. Vallera alleged breach of a consulting agreement between Vallera and the Company entered into in or around October, 2018. The Complaint sought actual damages of $1.7 million, for the fair market value of the number of shares of common stock of GT Biopharma, Inc. that at the time of judgment represent 15,000,000 shares of such common stock as of September 1, 2015, and that GT Biopharma, Inc. issue Lion the number of shares of common stock of GT Biopharma, Inc. that at the time of judgment represent 15,000,000 such shares as of September 1, 2015. The Company filed an answer to the complaint denying many allegations and asserting affirmative defenses. A settlement of the case was reached on February 7, 2022 in the amount of $425,000. This amount was fully accrued at both December 31, 2021 and December 31, 2020. The settlement amount was subsequently paid on March 4, 2022.

On March 3, 2021 a complaint was filed by Sheffield Properties in the superior Court of California. County of Ventura. The litigation arose from a commercial lease entered into by GT Biopharma for office space in Westlake Village. In July, 2021 we entered into settlement agreement with Sheffield Properties in the amount of $100,000 that was paid in full on August 6, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Capital market under the trading symbol “GTBP.” Until May 2009, our common stock was traded on the OTC Bulletin Board (“OTCBB”) under the symbol “OXIS.” From May 20, 2009 until March 11, 2010, our common stock was traded on Pink OTC Markets Inc. trading platform under the symbol “OXIS.” From January 2015 to August 2017, our common stock was quoted on the OTCQB under the “OXIS” trading symbol. From August 2017 to February 11, 2021, our common stock was quoted on the OTCQB under the “GTBP” trading symbol.

Our common stock is also quoted on several European based exchanges including Berlin (GTBP.BE), Frankfurt (GTBP.DE), the Euronext (GTBP.NX) and Paris, (GTBP.PA). The foregoing trading prices exclude trading on these foreign stock markets.

Stockholders

As of March 28, 2022 there were 50 stockholders of record, which total does not include stockholders who hold their shares in “street name.” The transfer agent for our common stock is ComputerShare, whose address is 8742 Lucent Blvd., Suite 225, Highland Ranch, CO 80129.

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

Equity Compensation Plan Information

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Recent Issuances of Unregistered Securities

The Company made the following issuances of its unregistered securities pursuant exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder:

●	The Company issued 1,737,861 shares of common stock to consultants as compensatory bonuses after completion of the successful listing on the Nasdaq Capital Market on February 11, 2021;
●	The Company issued 1,060,853 shares of common stock in accordance with various consulting agreements.
●	The Company issued 708,144 shares of common stock in accordance with a research and development agreement.
●	The Company issued 1,125,752 shares of common stock upon exercise of warrants for cash.
●	The Company issued 50,000 shares of common stock in accordance with the terms of the employment agreement of an employee.

Repurchase of Shares

We did not repurchase any shares during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE®) technology platform. Our TriKE® platform generates proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically-targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKE® is composed of recombinant fusion proteins and interleukin 15 (IL-15), can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization.

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $653.6 million through December 31, 2021. On a consolidated basis, the Company had cash and cash equivalents of $9.0 million and short-term investments of $23.0 million at December 31, 2021. We anticipate we will have to raise additional capital to fund our selling, general and administrative, and research and development expenses until we have a marketable product. There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

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

During the year ended December 31, 2021, the Company believes the COVID-19 pandemic did impact its operating results. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including the temporary closure of its corporate office and having team members work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Corporate Developments

On February 16, 2021, as a result of the completion of the public offering and the successful listing of our shares of common stock on the Nasdaq Capital Market, 2,353,548 shares of Series J-1 Preferred Stock mandatorily converted at a conversion rate of $3.40 per share into 692,220 shares of our common stock. (See Note 8 of our Financial Statements)

As part of employment agreements with Anthony Cataldo, our former Chief Executive Officer (former CEO) and Michael Handelman, our former Chief Financial Officer (former CFO), these officers received a fully vested stock grant of shares of common stock equal to aggregate of 10% and 1.5% of the fully diluted shares of our common stock (calculated with the inclusion of the current stock holdings of Mr. Cataldo, and Mr. Handelman, upon conversion of options, warrants and convertible notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, we also granted similar equity compensation to members of our Board of Directors wherein these directors received stock grants equal to 1% and 1.25% of the fully diluted shares of our common stock. Pursuant to these agreements, the common stock issued vested over a period of two years. On February 16, 2021, we completed a qualified equity offering and listing. As a result, we granted these two employees 3,197,662 shares and an additional 1,181,745 shares to directors for a total of 4,379,407 shares of common stock.

On April 23, 2021, our Compensation Committee approved amendments to the compensation terms of Anthony Cataldo, our former CEO and Michael Handelman, our former CFO to increase their base salary and bonus compensation.

On April 23, 2021, Dr. Gregory Berk resigned as a director and accepted employment as our Chief Medical Officer. In connection with his appointment as Chief Medical Officer, the Compensation Committee approved a four-year employment agreement for Dr. Berk.

On August 23, 2021, Dr. Gregory Berk was promoted to the position of President of Research & Development and Chief Medical Officer. Dr. Berk assumed additional responsibilities including discovery, non-clinical development, clinical development, and manufacturing.

On November 5, 2021 the Company terminated the employment of Anthony Cataldo as Chief Executive Officer and Michael Handelman as Chief Financial Officer. On November 8, 2021, the Board appointed Dr. Greg Berk as Interim Chief Executive Officer.

On November 8, 2021, the Board also appointed Michael Breen as Executive Chairman of the Board.

On November 8, 2021, the Board appointed Dr. Gavin Choy as Acting Chief Financial Officer.

On December 15, 2021, Anthony Cataldo resigned as a member of the Company’s Board of Directors.

On February 14, 2022, the Company appointed Manu Ohri as the Chief Financial Officer and Dr. Gavin Choy ceased serving as the Acting Chief Financial Officer.

Effective March 2, 2022, the Company appointed Michael Breen as Interim Chief Executive Officer. Dr. Berk ceased serving as the Company’s Interim Chief Executive Officer, but continues to serve as its President of Research & Development and Chief Medical Officer.

Issuance of Common Stock in public offering

On February 16, 2021, the Company completed a public offering of 4,945,000 shares of common stock for net proceeds of $24.7 million, after deducting underwriting discounts, commissions and other direct offering expenses. As part of the offering, the Company also granted the investors, warrants to purchase 5,192,250 shares of common stock. The warrants are fully vested, exercisable at $5.50 per share and have a term of five years .(see Note 8 of our Consolidated Financial Statements).

As a result of the completion of the public offering and the listing of its shares of common stock on the Nasdaq Capital Market, convertible notes payable and accrued interest with an aggregate amount of $38.8 million were mandatorily converted at its stated conversion rate of $3.40 per share into 11,413,322 shares of the Company’s common stock (see Note 5 of our Consolidated Financial Statements).

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

On February 16, 2021, we completed a qualified equity offering and listing. As a result, we granted these consultants 2,850,090 shares of common stock with a fair value of $10,701,394, of which 1,934,817 shares of common stock fully vested immediately while the remaining 915,273 shares of common stock vest over two years. During the year ended December 31, 2021, pursuant to the vesting terms of the consulting agreements, we recorded the corresponding stock compensation expense of $8,981,869. We also issued 1,060,853 shares of common stock with a fair value of $6,836,400 to other consultants for services rendered that will vest over a period of 24 months. In addition, on December 31, 2021, the Company cancelled 278,058 shares of common stock granted to a consultant in February 2021.

At December 31, 2021, there were 550,479 unvested shares of common stock with a grant date fair value of $2,203,126, which will be recognized as stock compensation in future periods based upon the remaining vesting term of the applicable grants.

Issuance of Common Stock for research and development agreement

During the year ended December 31, 2021, the Company issued 189,753 shares of common stock for a research and development agreement valued at $1.3 million. The common shares were valued at the market price at the date of grant.

Issuance of Common Stock upon exercise of warrants

During the year ended December 31, 2021, the Company issued 3,076,017 shares of common stock upon the exercise of warrants resulting in cash proceeds of $16.4 million.

Significant Agreements

TriKE® Agreement

In June 2017, we entered into a co-development partnership agreement with Altor BioScience Corporation in which we will collaborate exclusively in the clinical development of a novel 161533 (GTB-3550) TriKE® fusion protein for cancer therapies using our TriKE® technology. The GTB-3550 Phase 1 clinical trial for treatment of patients with CD33-expressing, high risk myelodysplastic syndromes and refractory/relapsed acute myeloid leukemia opened for patient enrollment September 2019 and completed enrollment in September 2021. The results of our first generation GTB-3550 Phase 1 clinical trial support our plans to advance the next generation camelid nanobody into the clinic, and as such, no further clinical development will ensue with GTB-3550.

University of Minnesota Scientific Research Agreement

We are a party to a scientific research agreement with the Regents of the University of Minnesota, effective June 16, 2021. This scientific research agreement aims to work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and, (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and, (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. The term of this agreement shall expire on June 30, 2023.

The University of Minnesota shall use reasonable efforts to complete the project for a fixed sum of $2.1 million. We paid an initial payment of $541,527 on December 2, 2021, which is to be followed by seven quarterly equal payments of $191,527, the first of which was paid on December 29, 2021. The second quarterly payment was recorded in accounts payable at December 31, 2021. A final payment of $192,470 will be paid within thirty (30) days of receipt of the final report.

Subcontract Manufacturing Agreement

On October 5, 2020, GT Biopharma entered into a Master Services Agreement with a third-party product manufacturer to perform biologic development and manufacturing services on behalf of the Company. At December 31, 2021, the Company’s commitments in relation to this agreement totaled approximately $13.0 million, of which $7.5 million was incurred at that date and an additional $5.5 million is in process.

Clinical Trial Agreement

In September 2019, we executed clinical trial agreement with the Regents of the University of Minnesota, to commence enrollment in its first-in-human GTB-3550 TriKE® (CD16/IL-15/CD33) Phase 1, open-label, dose escalation clinical trial for the treatment of CD33-expressing, high risk myelodysplastic syndromes, refractory/relapsed acute myeloid leukemia or advanced systemic mastocytosis. The clinical trial was conducted at the University of Minnesota’s Masonic Cancer Center in Minneapolis, Minnesota under the direction of Dr. Erica Warlick and Dr. Mark Juckett. The primary objective of the trial was to determine safety and tolerability as well as the maximum tolerated dose of GTB-3550 TriKE®. The hypothesis was that GTB-3550 TriKE® would induce natural killer cell function by targeting malignant cells as well as CD33+ myeloid derived suppressor cells (MDSC) which contribute to tumor induced immunosuppression. Because CD16 is a potent activating receptor on NK cells, this single agent GTB-3550 investigational agent may induce a targeted anti-CD33+ tumor response. The phase 1 trial was completed and closed to accrual in September 2021.

License Agreements

See discussion of Patents and Licenses above under Item 1: Business

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

Research and Development Expenses

During the years ended December 31, 2021 and 2020, we incurred $9.6 million and $485,000 of research and development expenses, respectively. Research and development expenses increased due to $1.3 million in stock compensation to consultants, and the initiation of the Phase 1 clinical trial of our most advanced TriKE® product candidate, GTB-3550 along with progression on other promising product candidates. We anticipate our direct clinical and preclinical expenses to increase significantly in 2022, totaling approximately $12 million to $14 million, as we have completed the Phase 1 clinical trial of our most advanced TriKE® product candidate GTB-3550, and have plans to advance the next generation camelid nanobody into the clinic.

Selling, general and administrative expenses

During the year ended December 31, 2021 and 2020, we incurred $47.9 million and $6.3 million of selling, general and administrative expenses, respectively. The increase in selling, general and administrative expenses is primarily attributable to stock compensation expenses of $32.6 million during the year ended December 31, 2021 as compared to none in the prior year. The remaining increase is due to expenses in support of our planned growth and new public company compliance initiatives in fiscal year 2021. We have incurred additional expenses that consist primarily of personnel costs from our executive, legal, finance, and information technology organizations and related expenditures, as well as third party professional fees and insurance.

Interest Expense

Interest expense was $0.7 million and $3.0 million for the years ended December 31, 2021 and 2020 respectively. The decrease is primarily due to the conversion of all outstanding interest on convertible notes on February 16, 2021. No promissory notes were outstanding as of December 31, 2021.

Change in fair value of derivative liability

Change in fair value of derivative liability resulted in a gain of $0.21 million for the year ended December 31, 2021 compared to a loss of $0.23 million for the year ended December 31, 2020.

Loss on legal settlements

No loss from legal settlements was recorded for the year ended December 31, 2021 while a $5.4 million loss from legal settlements was recorded for the year ended December 31, 2020. Loss from legal settlements resulted due to the Company settling legal claims during the year ended December 31, 2020.

Loss on forbearance agreement

Loss on forbearance settlement were $0 and $12.6 million for the years ended December 31, 2021 and 2020 respectively. Loss on extinguishment resulting from the change in fair value of debt and equity instruments modified due to the forbearance settlement the Company entered into during the year ended December 31, 2020.

Amortization of debt discount

Amortization of debt discount was $0 and $0.32 million for the years ended December 31, 2021 and 2020 respectively. The decrease is due to the adoption of ASU 2020-06 on January 1, 2021 which extinguished the debt discount recorded in 2020 of $4.7 million.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the year ended December 31, 2021, the Company raised $24.7 million through issuance of common stock, raised $16.4 million through the exercise of warrants and raised $1.2 million from a series of issuances of convertible notes, as compared to $12.5 million raised in the year ended December 31, 2020 through a series of issuances of convertible notes. We anticipate that cash utilized for selling, general and administrative expenses will range between $2 and $4 million in the coming quarters, while research and development expenses will vary depending on clinical activities. The Company reported $32.0 million of cash and short-term investments at December 31, 2021 and anticipates that will be sufficient to fund operations for the following 12 months, and anticipates raising additional funds during the fiscal year 2022.

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses as of December 31, 2021. The Company anticipates incurring additional losses until such time, it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities; and payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, valuation of notes payable, assumptions used in deriving the fair value of derivative liabilities, share-based compensation and beneficial conversion feature of notes payable, and valuation of deferred tax assets. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for share-based awards to employees and nonemployees and consultants in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting period.

The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using its own historical stock price volatility. The expected term of the instrument is estimated by using the simplified method to estimate expected term. The risk-free interest rate is estimated using comparable published federal funds rates.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see the consolidated financial statements beginning on page F-1 located in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, principal financial officer and principal accounting officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2021. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2021 as a result of material weaknesses in internal control over financial reporting, and for the period covered by this Annual Report on Form 10-K. The material weaknesses in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal accounting officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

As of December 31, 2021, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2021. The most significant issues identified were:

1) lack of segregation of duties due to small staff and significant reliance on outside consultants;

2) risks of executive override due to lack of established policies, and limited employee staff; and

3) insufficient written policies and procedures for accounting and financial reporting for the requirements and application of GAAP and SEC Guidelines.

Management also determined that inadequate and/or ineffective internal controls over financial reporting resulted in unauthorized transactions involving the Company’s assets and common stock. Following the termination of Anthony Cataldo, the Company’s former Chief Executive Officer, and Michael Handelman, the Company’s former Chief Financial Officer, management determined that in July 2021, Mr. Cataldo obtained a short-term advance from the Company in the amount of approximately $2.6 million. Mr. Cataldo’s advance was not memorialized pursuant to customary documentation and was not approved by the Company’s Board of Directors. Mr. Cataldo repaid the full amount of the advance through installment payments in October, November and December 2021. Management has also determined that the Company may have issued up to 187,500 shares of its common stock to various parties without documentation supporting the consideration received by the Company in exchange for the issuance of such shares, or the approval of the Company’s Board of Directors.

Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2021. The Company has begun to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Specifically, the Company has engaged a forensic accountant to review the Company’s bank records, transactions with affiliates and/or related parties, expense reimbursement practices and vendor payment practices. That review is ongoing. In addition, the Company’s Board of Directors previously designated a Special Committee in August 2021 charged with, among other duties, evaluating the current compliance, compensation, operations and personnel of the Company, and determining actions appropriate to address any deficiencies or inefficiencies identified through such evaluation. Such measures have included and/or will include, but not be limited to, hiring of additional employees in the Company’s finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities, with additional oversight by the Company’s Board of Directors.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, due to the deferral allowed under the Jobs Act for small reporting companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following documents are furnished as exhibits to this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/2002	3.A
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011	10-K	03/31/2011	3.2
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017	8-K/A	03/15/2018	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021	8-K	02/11/2021	3.1
3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003	10-QSB	08/13/2003	3
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	8-K	04/04/2019	3.1
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	10-K	04/16/2021	4.2
10.1	Exclusive License Agreement, dated July 18, 2016, between the Regents of the University of Minnesota and Oxis Biotech, Inc.	10-Q	08/11/2017	10.3
10.2	License Agreement, dated September 3, 2015, among Daniel A. Vallera, Jeffrey Lion and Oxis Biotech, Inc.	10-Q	08/11/2017	10.4
10.3	Clinical Trial Agreement, dated September 2019, between the Regents of the University of Minnesota and GT Biopharma, Inc.	10-Q	5/15/2020	10.7
10.4	Note Conversion Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/2017	10.5
10.5	Amendment Agreement related to Note Conversion Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/2017	10.8
10.6	Warrant Exercise Agreement, dated August 29, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/2017	10.6
10.7	Amendment Agreement related to Warrant Exercise Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/2017	10.9
10.8	Preferred Stock Exchange Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/2017	10.7
10.9	Amendment Agreement related to Preferred Stock Exchange Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/2017	10.10
10.10	Securities Purchase Agreement, dated January 9, 2017, among OXIS International, Inc. and the purchasers named therein	8-K	01/13/2017	10.1
10.11	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/2017	10.2

10.12	Form of Common Stock Purchase Warrant (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/2017	10.3
10.13	Securities Purchase Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	01/23/2018	10.1
10.14	Registration Rights Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	01/23/2018	10.2
10.15	Form of Senior Convertible Note (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	01/23/2018	10.3
10.16	Form of Warrant to Purchase Common Stock (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	01/23/2018	10.4
10.17	Securities Purchase Agreement, dated August 2, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/03/2018	10.1
10.18	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated August 2, 2018)	8-K	08/03/2018	4.1
10.19	Stock Pledge Agreement, dated August 2, 2018, by the Pledgors named therein for the benefit of Grushko & Mittman, P.C.	10-Q	08/14/2018	10.10
10.20	Security Purchase Agreement, dated September 7, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/07/2018	10.1
10.21	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 7, 2018)	8-K	09/07/2018	4.1
10.22	Security Purchase Agreement, dated September 24, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/28/2018	10.1
10.23	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 24, 2018)	8-K	09/28/2018	4.1
10.24	Securities Purchase Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/2019	10.1
10.25	Registration Rights Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/2019	10.3
10.26	Form of Secured Convertible Note (related to Securities Purchase Agreement, dated February 4, 2019)	8-K	02/06/2019	4.1
10.27	Security Agreement, dated February 4, 2019, among GT Biopharma, Inc. and Alpha Capital Anstalt, as collateral agent	8-K	02/06/2019	10.2
10.28	Securities Purchase Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/2019	10.1
10.29	Registration Rights Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/2019	10.2
10.30	Form of Convertible Note (related to Securities Purchase Agreement, dated May 22, 2019)	8-K	05/24/2019	4.1
10.31	Securities Purchase Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/20/2019	10.1
10.32	Registration Rights Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/20/2019	10.2
10.33	Form of Convertible Note (related to Securities Purchase Agreement, dated August 20, 2019)	8-K	08/20/2019	4.1
10.34	Securities Purchase Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/2020	10.1
10.35	Registration Rights Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/2020	10.2
10.36	Form of Convertible Note (related to Securities Purchase Agreement, dated January 30, 2020)	10-Q	05/15/2020	10.3
10.37	Form Securities Purchase Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/2020	10.4
10.38	Form of Registration Rights Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/2020	10.5
10.39	Form of Convertible Note (related to Securities Purchase Agreement executed in April/May 2020)	10-Q	05/15/2020	10.6
10.40	Securities Purchase Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/2020	10.1

10.41	Registration Rights Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/2020	10.3
10.42	Form of Convertible Note (related to Securities Purchase Agreement, dated July 7, 2020)	8-K	07/09/2020	4.1
10.43	Form of Standstill and Forbearance Agreement, dated June 23, 2020, between the Company and certain holders of convertible notes and debentures	8-K	06/23/2020	10.1
10.44	Settlement Agreement, dated June 19, 2020, among GT Biopharma, Inc., Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, Anthony Cataldo and Paul Kessler.	8-K	06/19/2020	10.1
10.45	Form of Convertible Note, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/2020	10.1
10.46	Form of Pre-Funded Warrant to Purchase Common Stock, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/2020	10.1
10.47	Consultant Agreement, dated February 14, 2018, among GT Biopharma, Inc., Georgetown Translational Pharmaceuticals, Inc. and Anthony J. Cataldo	8-K	2/21/2018	10.3
10.48	Employment agreement with Anthony Cataldo++	10-Q	8/14/2020	10.11
10.49	Form of Convertible Note (related to Securities Purchase Agreement, dated September 16, 2020)	8-K	9/22/2020	4.1
10.50	Securities Purchase Agreement, dated September 16, 2020, among GT Biopharma, Inc. and the purchasers named therein	8-K	9/22/2020	10.1
10.51	Master Services Agreement, dated October 5, 2020, between GT Biopharma, Inc. and Cytovance Biologics, Inc.	8-K	10/6/2020	10.1
10.52	Form of First Amendment and Extension of Standstill and Forbearance Agreement	8-K	11/4/2020	10.1
10.53	Form of Secured Convertible Note	8-K	11/9/2020	4.1
10.54	Securities Purchase Agreement	8-K	11/9/2020	10.1
10.55	Settlement Agreement, dated as of November 9, 2020, by and among Adam Kasower, East Ventures, Inc., A British Virgin Islands company, SV Booth Investments III, LLC, a Delaware limited liability company and Theorem Group, LLC, a California LLC and GT Biopharma Inc., a Delaware corporation.	10-Q	11/13/2020	10.19
10.56	Form of Settlement Note, dated November 9, 2020.	10-Q	11/13/2020	10.20
10.57	Board Service Agreement with Bruce Wendel, dated November 11, 2020++	10-Q	11/13/2020	10.22
10.58	Board Service Agreement with Greg Berk, dated November 11, 2020++	10-Q	11/13/2020	10.23
10.59	Consultant Agreement with Michael Handelman, dated November 13, 2020++	10-Q	11/13/2020	10.24
10.60	Form of Amendment to Convertible Note & Standstill Agreement	8-K	12/23/2020	10.1
10.61	Settlement Agreement, dated as of December 22, 2020, by and among Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, Anthony Cataldo, Paul Kessler and GT Biopharma Inc., a Delaware corporation.	8-K	12/28/2020	10.1
10.62	Settlement Note, dated December 22, 2020, by GT Biopharma Inc. payable to Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	8-K	12/28/2020	10.2
10.63	Form of Second Amendment and Extension of Standstill and Forbearance Agreement.	8-K	02/1/2020	10.1
10.64	Form of Amendment to Convertible Note, dated January 31, 2021	8-K	02/1/2020	10.2
10.65	Board Service Agreement with Rajesh Shrotriya, dated January 12, 2021.++	S-1/A	02/08/2021	10.69
10.66	Board Service Agreement with Michael Breen, dated January 12, 2021. ++	S-1/A	02/08/2021	10.70

10.67	Amendment to Settlement Note with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	S-1/A	02/08/2021	10.71
10.68	Form of Securities Purchase Agreement - December 2020 / January 2021 Notes	S-1/A	02/08/2021	10.72
10.69	Form of December 2020 / January 2021 Note	S-1/A	02/08/2021	10.73
10.70	Amended and Restated Employment Agreement with Anthony Cataldo, dated April 23, 2021.++	10-Q	5/17/2021	10.1
10.71	Amended and Restated Employment Agreement with Michael Handelman, dated April 23, 2021.++	10-Q	5/17/2021	10.2
10.72	Amended and Restated Employment Agreement with Dr. Gregory Berk, dated April 23, 2021.++	10-Q	5/17/2021	10.3
10.73	Exclusive License Agreement with Regents of the University of Minnesota, dated March 26, 2021.				X
10.74	Research Agreement with Regents of the University of Minnesota, dated June 16, 2021.				X
10.75	Sublease Agreement dated November, 2021, between Aimmune Therapeutics, Inc. (Sublandlord) and GT Biopharma, Inc. (Subtenant)				X
10.76	Employment Agreement with Michael Breen, entered into as of December 31, 2021 with an effective date of November 8, 2021. ++				X
14.1	Code of Ethics	10-K	03/31/2015	14.1
21.1	Subsidiaries of GT Biopharma, Inc.	10-K	03/31/2015	21.1
23.1	Consent of Weinberg & Company, P.A.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

++ Indicates management contract or compensatory plan.

* This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Biopharma, Inc.

Dated: March 28, 2022	By:	/s/ Manu Ohri
Manu Ohri, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Breen and Manu Ohri, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Breen	Executive Chairman of the Board and	March 28, 2022
Michael Breen	Interim Chief Executive Officer (Principal Executive Officer)

/s/ Manu Ohri	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2022
Manu Ohri

/s/ Bruce Wendel	Vice Chairman of the Board	March 28, 2022
Bruce Wendel

/s/ Rajesh Shrotriya	Director	March 28, 2022
Rajesh Shrotriya, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of

GT Biopharma, Inc.

Brisbane, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GT Biopharma, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 8 to the consolidated financial statements, the Company issues equity awards to certain officers, employees and consultants as compensation (the “Equity Awards”). The fair values of these Equity Awards were determined as of the grant date using a Black-Scholes option-pricing model (the “Black-Scholes Model”). The selection of the valuation methodology and assumptions utilized in the Black-Scholes Model are based, in part, upon assumptions for which management is required to use judgment, particularly the risk-free interest rate, volatility, and dividend yield.

We identified the valuation of the Equity Awards as a critical audit matter because of the significant judgments made by management to determine the grant date fair values. This required a high degree of auditor judgment and an increased expenditure of effort when performing audit procedures to evaluate the reasonableness of management’s valuation methodology and related assumptions, including the risk-free interest rate, volatility, and dividend yield.

Our audit procedures related to the determination of the fair values of the Equity Awards, including the valuation methodology and related assumptions such as the risk-free interest rate, volatility, and dividend yield, consisted of the following, among others:

●We obtained an understanding of management’s process over the valuation of the Equity Awards, including those over the determination of the valuation methodology and related assumptions, including the risk-free interest rate, volatility, and dividend yield.

●We obtained and read the Equity Award agreements and management’s valuation analyses, including supporting schedules and related narrative information.

●We evaluated management’s valuation methodology, including the selection of the model to determine the fair values of the Equity Awards.

●We evaluated the reasonableness of management’s valuation assumptions and the underlying source information of significant valuation assumptions, including the risk-free interest rate, volatility, and dividend yield.

●We assessed whether management’s calculations of the fair values were applied in accordance with the selected methodology, including testing the mathematical accuracy of the valuation analyses.

●We developed independent estimates for the fair values of the Equity Awards based on assumptions utilized by the Company in its calculations.

We have served as the Company’s auditor since December 2020.

Weinberg & Company, P.A.

Los Angeles, California

March 28, 2022

PCAOB ID: 572

GT Biopharma, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$8,968	$5,297
Short-term investments	23,011	-
Prepaid expenses and other current assets	190	364
Total current assets	$32,169	$5,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,189	$2,243
Accrued expenses	1,901	1,296
Accrued interest	-	4,838
Convertible notes payable (net of discount of $4,519 at December 31, 2020)	-	26,303
Line of credit	31	31
Derivative liability	138	383
Total current liabilities	10,259	35,094

Stockholders’ equity (deficit)
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized
Series C - 96,230 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Series J - 0 and 2,353,548 shares issued and outstanding at December 31, 2021 and 2020, respectively	-	2
Common stock, par value $0.001, 750,000,000 shares authorized, 32,061,989 shares and 5,218,122 shares issued and outstanding as of December 31, 2021 and 2020, respectively	32	5
Common stock issuable 327,298 shares at December 31, 2021	1,113
Additional paid in capital	674,348	566,356
Accumulated deficit	(653,584)	(595,797)
Total stockholders’ equity (deficit)	21,910	(29,433)

Total liabilities and stockholders’ equity (deficit)	$32,169	$5,661

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

	For the Year Ended
	December 31,
	2021	2020

Revenues	$-	$-

Operating Expenses:
Research and development	9,591	485
Selling, general and administrative (including $17,234 of stock compensation to officers, directors and employees during the year ended December 31, 2021)	47,924	6,279

Loss from Operations	57,515	6,764

Other (Income) Expense
Interest income	(38)	-
Interest expense	718	3,003
Change in fair value of derivative liability	(211)	230
Unrealized loss on marketable securities	29	-
Loss on forbearance agreement	-	12,598
Loss on legal settlements	-	5,384
Amortization of debt discount	-	317
Total Other (Income) Expense	498	21,532

Net Loss	$(58,013)	$(28,296)

Net loss per share - basic and diluted	$(2.06)	$(6.45)

Weighted average common shares outstanding - basic and diluted	28,155,624	4,385,222

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries

Consolidated StatementS of Stockholders’ Equity (Deficit)

(in thousands)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	2,450	$3	4,105	$4	-	$-	$548,184	$(567,501)	$(19,310)

Fair value of amended convertible notes and warrants	-	-	-	-	-	-	8,643	-	8,643

Issuance of common and warrants for settlement of litigation	-	-	262	-	-	-	2,246	-	2,246

Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	5,274	-	5,274

Common shares issued upon conversion of notes payable	-	-	512	1	-	-	1,740	-	1,741

Common shares issued upon exercise of warrants	-	-	240	-	-	-	-	-	-

Issuance of common stock for compensation	-	-	99	-	-	-	269	-	269

Net loss	-	-	-	-	-	-	-	(28,296)	(28,296)

Balance, December 31, 2020	2,450	3	5,218	5	-	-	566,356	(595,797)	(29,433)

Extinguishment of debt discount upon adoption of ASU 2020-06	-	-	-	-	-	-	(4,745)	226	(4,519)

Conversion of Preferred Series J-1 to common stock	(2,354)	(2)	692	1	-	-	1	-	-

Common shares issued upon mandatory conversion of notes payable and accrued interest	-	-	11,086	11	327	1,113	37,675	-	38,799

Common shares issued upon exercise of warrants	-	-	3,074	3	-	-	16,430	-	16,433

Issuance of common stock in public offering, net of cost	-	-	4,945	5	-	-	24,674	-	24,679

Issuance of common stock for research and development agreement	-	-	190	-	-	-	1,355	-	1,355

Issuance of common stock for services	-	-	3,082	3	-	-	15,337	-	15,340

Equity compensation to officers, board of directors and employees	-	-	3,775	4	-	-	17,230	-	17,234

Extinguishment of derivative liability	-	-	-	-	-	-	35	-	35

Net loss	-	-	-	-	-	-	-	(58,013)	(58,013)

Balance, December 31, 2021	96	$1	32,062	$32	327	$1,113	$674,348	$(653,584)	$21,910

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,013)	$(28,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - consultants and research and development	16,695	-
Stock based compensation - officers, directors and employees	17,234	269
Convertible notes payable issued for consulting services	720	-
Amortization of debt discount	-	317
Convertible notes payable issued and fair value of amended convertible notes payable and warrants as part of forbearance agreements	-	12,598
Convertible notes payable issued and fair value of common shares and warrants issued as part of legal settlements	-	5,003
Loss on abandonment of lease	-	60
Change in fair value of derivative liability	(211)	230
Unrealized loss on marketable securities	29	-
Issuance of warrants accounted as derivative liability	-	153
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	174	242
Increase (decrease) in accounts payable and accrued expenses	7,077	(838)
Increase in accrued interest	689	3,000
Net Cash Used in Operating Activities	(15,606)	(7,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(23,040)	-
Net Cash Used in Investing Activities	(23,040)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	16,433	-
Proceeds from issuance of common stock	24,679	-
Proceeds from issuance of convertible notes payable	1,205	12,531
Net Cash Provided by Financing Activities	42,317	12,531

Net Increase in Cash	3,671	5,269
Cash at Beginning of Period	5,297	28
Cash at End of Period	$8,968	$5,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of unamortized debt discount and adjustment to accumulated deficit upon adoption of ASU 2020-06	$4,745	$-
Beneficial conversion feature of notes payable issued for cash	$-	$4,745
Common stock issued upon conversion of notes payable and accrued interest	$38,799	$1,741
Accounts payable reclassified to convertible notes	$525	$-
Extinguishment of derivative liability	$35	$-
Conversion of Series J Preferred Stock to Common Stock	$2	$-
Convertible notes payable issued for consulting services	$-	$360
Reclassification of lease liability to accrued expenses	$-	$58

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Note 1 – Organization and Operations

In 1965, the corporate predecessor of GT Biopharma Inc. (the Company), Diagnostic Data, Inc., was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972 and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. In July 2017, the Company changed its name to GT Biopharma, Inc.

The Company is a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE®), and Tetra-specific Killer Engager (Dual Targeting TriKE®Dual Targeting TriKE®) platforms. The Company’s TriKE® and Dual Targeting TriKE® platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells (NK cells).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, the Company recorded a net loss of $58.0 million of which $33.9 million resulted from non-cash stock compensation, and used cash in operations of $15.6 million. As of December 31, 2021, the Company had a cash and short-term investments balance of $32.0 million, and working capital and stockholders’ equity of $22.9 million. Management anticipates that the $32.0 million of cash and cash equivalents, and short-term investments are adequate to satisfy the liquidity needs of the Company for at least one year from the date the Company’s 2021 consolidated financial statements are issued.

During the year ended December 31, 2021 the Company raised $24.7 million through issuance of common stock, raised $16.4 million through the exercise of warrants and raised $1.2 million from a series of issuances of convertible notes (see Note 8).

Historically, the Company has financed our operations through public and private sales of common stock, issuance of preferred and common stock, issuance of convertible debt instruments, and strategic collaborations.

Reclassification of Prior Year Presentation

Certain prior year amounts due to the resolution of non-controlling interest in net loss have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

During the year ended December 31, 2021, the Company believes the COVID-19 pandemic did impact its operating results. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including a temporary closure of its corporate office and having team members work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Accounting Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, valuation of notes payable, assumptions used in deriving the fair value of derivative liabilities, share-based compensation and beneficial conversion feature of notes payable, and valuation of deferred tax assets. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for share-based awards to employees and nonemployees and consultants in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting period.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

The carrying amount of the Company’s derivative liability of $0.1 million as of December 31, 2021 was based on Level 2 measurements.

The carrying amounts of the Company’s other financial assets and liabilities, such as cash, prepaid expense, accounts payable and accrued expenses, and notes payable, approximate their fair values because of the short maturity of these instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The fair value of the embedded derivatives is determined using a Binomial valuation method at inception and on subsequent valuation dates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

Leases

The Company leases our corporate office space under a lease agreement with monthly payments over a period of 12 months. Pursuant to ASC 842, Leases, lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets. At December 31, 2021 and 2020, we have no leases with an initial term greater than 12 months. However, on November 19, 2021 we entered into a sublease with Aimmune Therapeutics, Inc. for 4,500 square feet of office space located in Brisbane, CA having a commencement date of January 1, 2022 and maturing on June 30, 2024. As the lease had not yet commenced as of December 31, 2021, no related rent expense was recorded in 2021 and no right-of-use asset with a related liability was recorded at December 31, 2021.

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

The following shares were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	December 31,
	2021	2020
A. Warrants to purchase common stock	2,337,274	221,041
B. Convertible notes payable	-	9,065,262
C. Convertible Series J Preferred stock	-	692,220
D. Convertible Series C Preferred stock	-	7
E. Options to purchase common stock	302,500	-
	2,639,774	9,978,530

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

The Company has a significant concentration of expenses incurred and accounts payable from a single vendor. Please see Note 4 for further information.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in a decrease to additional paid-in capital of $4.5 million (see Note 5).

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	December 31, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$8,968	$—	$—	$8,968
Short-term investments	23,040	—	(29)	23,011
	$32,008	$—	$(29)	$31,979

	December 31, 2020
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$5,297	$—	$—	$5,297
Short-term investments	—	—	—	—
	$5,297	$—	$—	$5,297

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments, in thousands):

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,484	$5,484	$—	$—
Corporate notes and commercial paper	23,011	—	23,011	—
	$28,495	$5,484	$23,011	$—

Note 4 – Accounts Payable

Accounts payable consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable to a third-party manufacturer	$6,335	$-
Other accounts payable	1,854	2,243
Total accounts payable	$8,189	$2,243

The Company relies on a third-party contract manufacturing operation to produce and/or test our compounds used in our potential product candidates. As of December 31, 2021 the Company was indebted $6.3 million of accounts payable to this vendor.

Note 5 – Convertible Notes Payable

Convertible notes payable consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
A. Notes payable issued for cash	$-	$24,085
B. Notes payable issued for settlement agreements	-	2,528
C. Notes payable issued for forbearance agreements	-	3,849
D. Notes payable issued for consulting services	-	360
	-	30,822
Less unamortized debt discount	-	(4,519)
Convertible notes, net of discount	$-	$26,303

A.	Notes Payable Issued for Cash

As part of the Company’s financing activities, the Company issued convertible notes payable in exchange for cash. These notes payable were unsecured, bearing interest at a rate of 10% per annum, matured from nine months up to one year from the date of issuance, and were convertible to common stock at an average conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2020, the outstanding balance of these notes amounted to $24.1 million.

In January 2021, the Company issued similar notes payable in exchange for cash of $1.2 million. On February 16, 2021, in accordance with the note agreements upon completion of the equity offering discussed in Note 8, these notes were mandatorily converted at a conversion rate of $3.40 per share into 7,438,235 shares of the Company’s common stock.

B.	Notes Payable Issued for Settlement Agreements

In fiscal 2019 and 2020, the Company issued its convertible notes payable to resolve claims and disputes pertaining to certain debt and equity instruments issued by the Company in prior years. The notes were unsecured, bearing interest at a rate of 10%, matured from nine months up to one year from the date of issuance, and were convertible to common stock at a conversion rate of $3.40 per share, as adjusted, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2020, outstanding balance of these notes payable for settlement agreements amounted to $2.5 million.

On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 8, these notes were mandatorily converted at a conversion rate of $3.40 per share into 743,529 shares of the Company’s common stock.

C.	Notes Payable Issued for Forbearance Agreements

On June 23, 2020, the Company entered into Standstill and Forbearance Agreements (collectively, the “Forbearance Agreements”) with the holders of $13.2 million aggregate principal amount of the Convertible Notes (the “Default Notes”), which were in default. Pursuant to the Forbearance Agreements, the holders of the Default Notes agreed to forbear from exercising their rights and remedies under the Default Notes (including declaring such Default Notes (together with any default amounts and accrued and unpaid interest) immediately due and payable) until the earlier of (i) the date that the Company completes a future financing in the amount of $15 million and, in connection therewith, commences listing on NASDAQ (collectively, the “New Financing”) or (ii) January 31, 2021 (the “Termination Date”). As of December 31, 2020, outstanding balance of the notes payable amounted to $3.8 million.

On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 8, these notes were mandatorily converted at a conversion rate of $3.40 per share into 1,132,059 shares of the Company’s common stock.

D.	Notes Payable issued for Consulting Agreements

In prior years, the Company issued its convertible notes payable in exchange for consulting services. These notes payable were unsecured, bearing interest at a rate of 10% per annum, matured from nine months up to one year from the date of issuance, and were convertible to common stock at an average conversion rate of $3.40 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 4.99%) and standard anti-dilution provisions. As of December 31, 2020, outstanding balance of these notes payable amounted to $0.4 million.

In January 2021, the Company issued similar notes payable of $0.7 million in exchange for consulting services. In addition, the Company also issued a note payable of $0.5 million in exchange for the cancellation of an unpaid consulting fee that was recorded as part of accrued expenses as of December 31, 2020.

On February 16, 2021 in accordance with the note agreements upon completion of the equity offering discussed in Note 8, these notes in the aggregate amount of $1.6 million were mandatorily converted at a conversion rate of $3.40 per share into 472,059 shares of the Company’s common stock.

As of December 31, 2020, the Company accrued interest of $4.8 million related to these convertible notes payable. During the period ended December 31, 2021, the Company accrued interest of $0.7 million. As a result of the mandatory conversion of the Company’s notes payable, on February 16, 2021, total accrued interest amounting to $5.5 million was converted to 1,627,440 shares of common stock.

As a result, total notes payable of $33.3 million and accrued interest of $5.5 million for a total of $38.8 million were mandatorily converted to 11,413,322 shares of common stock of which 327,298 shares were unissued as of December 31, 2021 (see Note 8).

Adoption of ASU 2020-06

In fiscal 2020, the Company recorded a note/debt discount of $4.7 million to account for the beneficial conversion feature that existed on the date of issuance for the above convertible notes payable. The debt discount is being amortized to interest expense over the term of the corresponding convertible notes payable. At December 31, 2020, the Company had recorded an unamortized note/debt discount of $4.5 million.

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

As a result of the adoption of ASU 2020-06, the Company extinguished the previously recorded debt discount of $4.7 million by charging the opening additional paid in capital at January 1, 2021. In addition, the Company also adjusted accumulated deficit to account for the derecognition of the $0.2 million interest expense due to the amortization of the debt discount that was recorded in fiscal 2020. As a result of these adjustments, the unamortized debt discount of $4.5 million was extinguished during the year ended December 31, 2021.

Note 6 – Line of Credit

On November 8, 2010, the Company entered into a financing arrangement with Gemini Pharmaceuticals, Inc., a product development and manufacturing partner of the Company, pursuant to which Gemini Pharmaceuticals made a $0.3 million strategic equity investment in the Company and agreed to make a $0.8 million purchase order line of credit facility available to the Company. The principal balance outstanding under the line of credit, which bears interest at the rate of prime plus 2% per annum, amounted to $31,000 as of December 31, 2021 and 2020, respectively.

Note 7 – Derivative Liability

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder.

As a result, the warrants are classified as liabilities and are bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.26%	0.36%
Expected volatility	129%	135%
Expected life (in years)	3.6 years	4.60 years
Expected dividend yield	-	-

Fair Value
Warrants	$138,000	$383,000

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

During 2021, 2,826 warrants were exercised which resulted in an extinguishment of derivative liability charge of $0.03 million. The Company recognized a net gain of $0.21 million and a loss of $0.23 million for the years ended December 31, 2021 and 2020, respectively, to account for the change in fair value of the derivative liability.

Note 8 – Stockholders’ Equity (Deficit)

At December 31, 2021, the Company had an authorized capital of 750,000,000 shares of common stock, par value $0.001, and 15,000,000 shares of preferred stock par value $0.01.

On February 10, 2021, the Company effectuated a 1:17 reverse stock split of the Company’s issued and outstanding shares of common stock and all fractional shares were rounded up. All share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Common Stock

Common Stock Issuable

As a result of the mandatory conversion of the notes payable and accrued interest in the aggregate of $38.8 million on February 16, 2021, the Company was obligated to issue a total of 11,413,322 shares of common stock to the respective noteholders.

As of December 31, 2021, the Company had issued 11,085,703 shares of common stock or approximately 97.1% or $37.7 million of the converted notes payable and accrued interest to the respective noteholders. With regards to the remaining 327,298 unissued shares of common stock or $1.1 million of the converted notes payable and accrued interest, the Company is in the process of obtaining the necessary supporting documentation from the respective noteholders which will then be provided to the Company’s stock transfer agent as a requirement for the issuance of the common stock certificate (Note 5).

For financial reporting purposes, the Company reported $1.1 million as common stock issuable in the accompanying statements of stockholders’ equity to account for the estimated balance of the converted notes payable and accrued interest that the Company has not yet issued the corresponding common stock.

Issuance of Common Stock in public offering

On February 16, 2021, the Company completed a public offering of 4,945,000 shares of common stock for net proceeds of $24.7 million, after deducting underwriting discounts, commissions and other direct offering expenses. As part of the offering, the Company also granted these investors, warrants to purchase 5,192,250 shares of common stock. The warrants are fully vested, exercisable at $5.50 per share and will expire in five years.

As a result of the completion of the public offering and the successful listing of its shares of common stock on the Nasdaq Capital Market, convertible notes with an aggregate principal amount of $33.3 million and accrued interest of $5.5 million mandatorily converted at its stated conversion rate of $3.40 per share into 11,413,322 shares of the Company’s common stock (see Note 5).

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

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Market. As a result of this offering, the Company agreed to issue to these consultants 2,850,090 shares of common stock with a grant date fair value of $10.7 million, of which 1,934,817 shares of common stock vested immediately while the remaining 915,273, shares of common stock vests over two years. Pursuant to current accounting guidelines, as the grant of the common stock is subject to milestone or performance conditions, the Company measured the fair value of the common stock on the respective date of the agreement, and then such award is being recorded as compensation expense based upon the vesting term of the grant.

During the period ended December 31, 2021, pursuant to the vesting terms of the agreements, the Company recorded stock compensation expense of $9.0 million related to these consultants. In addition, the Company also issued 1,060,853 shares of common stock with a grant date fair value of $6.8 million to other consultants for service rendered that will vest over a period of 24 months. In addition, on December 31, 2021, the Company cancelled 278,058 shares granted to a consultant in February 2021. As a result, the Company recognized an aggregate of $15.3 million in stock compensation expense based upon the vesting of common stock granted to consultants.

At December 31, 2021, there are 550,479 unvested shares of common stock with a grant date fair value of $2.2 million which will be recognized as stock compensation in future periods.

Issuance of Common Stock for research and development agreement

During the year ended December 31, 2021, the Company issued 189,753 shares of common stock for a research and development agreement valued at $1.4 million. The common shares were valued on the market price at the date of grant.

Issuance of Common Stock upon exercise of warrants

During the year ended December 31, 2021, the Company issued 3,076,017 shares of common stock upon the exercise of warrants resulting in cash proceeds of $16.4 million.

During the year ended December 31, 2020, the Company issued 239,706 shares of common stock upon cashless exercise of warrants.

Issuance of Common Stock upon conversion of notes payable

During the year ended December 31, 2020, the Company issued 511,879 shares of common stock upon conversion of $1.7 million in principal and interest on convertible notes payable.

Issuance of Common Stock for legal settlements

During the year ended December 31, 2020, the Company issued 262,353 shares of common stock pursuant to Settlement Agreements with a fair value of $2.2 million. The common shares were valued on the market price at the date of grant.

As a result of all common stock issuances, the Company had 32,061,989 shares and 5,218,122 shares of common stock issued and outstanding at December 31, 2021 and December 31, 2020, respectively.

Preferred Stock

A.	Series J Preferred Stock

At December 31, 2021 and December 31, 2020, respectively, there were 0 and 2,353,548 shares of series J preferred stock issued and outstanding.

Shares of the Series J-1 Preferred Stock were convertible at any time, at the option of the holders, into shares of the Company’s common stock at an effective conversion price of $3.40 per share, subject to adjustment for, among other things, stock dividends, stock splits, combinations, reclassifications of our capital stock and mergers or consolidations, and subject to a beneficial ownership limitation which prohibits conversion if such conversion would result in the holder (together with its affiliates) being the beneficial owner of in excess of 9.99% of the Company’s common stock. Shares of the Series J-1 Preferred Stock had the same voting rights as shares of the Company’s common stock, with the holders of the Series J-1 Preferred Stock entitled to vote on an as-converted-to-common stock basis, subject to the beneficial ownership limitation described above, together with the holders of the Company’s common stock on all matters presented to the Company’s stockholders. The Series J-1 Preferred Stock are not entitled to any dividends (unless specifically declared by the Board), but would participate on an as-converted-to-common-stock basis in any dividends to the holders of the Company’s common stock. In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series J-1 Preferred Stock would be on parity with the holders of the Company’s common stock and would participate, on a on an as-converted-to-common stock basis, in any distribution to holders of the Company’s common stock.

As a result of the completion of the public offering and the successful listing of the Company’s shares of common stock on the Nasdaq Capital Market, in February 2021, all outstanding Series J shares were mandatorily converted to 692,220 shares of common stock pursuant to the terms of the conversion agreement.

B.	Series C Preferred Stock

At both December 31, 2021 and December 31, 2020, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of stock splits in previous years, 96,230 shares of Series C Preferred Stock are not convertible. Shares of Series C Preferred Stock have no voting rights. Similarly, as there are no conversion rights, in the event of liquidation, the holders of the Series C Preferred Stock shall not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not entitled to any dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through December 31, 2021 and 2020.

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

As of December 31, 2021, there were no Series K Preferred stock issued and outstanding.

Warrants and Options

Common Stock Warrants

Stock warrant transactions for the years ended December 31, 2021 and 2020 were as follows:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2019	106,650	$3.40
Granted	382,353	3.40
Forfeited/canceled	(28,256)	3.40
Exercised	(239,706)	-
Warrants outstanding at December 31, 2020	221,041	3.40
Granted	5,192,250	5.50
Forfeited/canceled	-	-
Exercised	(3,076,017)	5.50
Warrants outstanding at December 31, 2021	2,337,274	$5.30
Warrants exercisable at December 31, 2021	2,337,274	$5.30

On February 16, 2021, as part of the Company’s public offering, the Company issued warrants to investors to purchase up to an aggregate of 5,192,250 shares of common stock. The warrants have an exercise price of $5.50 per share, subject to adjustment in certain circumstances and has a term of five years from the date of issuance.

During the year ended December 31, 2021, the Company issued 3,076,017 shares of common stock upon exercise of warrants which also resulted cash proceeds of $16.4 million.

On July 28, 2020, the Company issued a warrant to purchase up to an aggregate of 58,824 shares of common stock at an exercise price of $3.40 per share, subject to adjustment in certain circumstances with a fair value of $0.2 million.

The warrant expires on July 28, 2025. The warrant was issued as compensation for certain services provided to the Company.

In July 2020, pursuant to the Settlement Agreement, the Company issued pre-funded warrants to purchase up to an aggregate of 323,529 shares of common stock (the “Settlement Warrants”) at an exercise price of $3.40 per share, subject to adjustment in certain circumstances and will expire on June 19, 2025.

As of December 31, 2021, all issued and outstanding warrants are fully vested and the intrinsic value of these warrants was $0.

Common Stock Options

Stock option transactions for the year ended December 31, 2021 (there were no transactions in 2020):

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2020	-	-
Granted	302,500	3.05
Forfeited/canceled	-	-
Exercised	-	-
Options outstanding at December 31, 2021	302,500	$3.05
Options exercisable at December 31, 2021	93,825	$3.05

On December 31, 2021, the Company granted two employees a total of 302,500 stock options. The stock options are exercisable at $3.05 per share and will expire in 10 years. A portion of the options vested immediately, with the remaining portion vesting over a two year period from the date of grant. The fair value of the options amounted to $808,000 or an average of $2.67 per share and were calculated using a Black-Scholes option pricing model. Assumptions used in the model were: expected term – 5.5 years; expected volatility – 129.0%; risk free interest rate – 1.26% and dividend yield of 0%. Pursuant to the vesting term of the stock options, the Company recorded stock compensation expense of $250,700 for the year ended December 31, 2021.

There was no intrinsic value of the outstanding options as of December 31, 2021, as the exercise price of these options equals the market price.

Note 9 – Commitments and Contingencies

1. Litigation

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, the Company records accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

a. On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion and by Daniel Vallera, as individuals. The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. The Plaintiffs allege breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. The Company filed an answer to the complaint denying many allegations and asserting affirmative defenses. The Company reached a settlement of the case and paid on March 4, 2022, $425,000 in full and final settlement of the claims (see Note 14). This amount was fully accrued at December 31, 2021 and 2020, respectively.

b. On March 3, 2021, a complaint was filed by Sheffield Properties in the superior Court of California, County of Ventura. The litigation arose from a commercial lease entered into by GT Biopharma, Inc. for office space in Westlake Village in California. In July, 2021 the Company entered into settlement agreement with Sheffield Properties and the payment in the settlement amount of $0.1 million was made on August 6, 2021.

2. Significant Agreements:

Research and Development Agreements

The Company is a party to a Scientific Research Agreement with the Regents of the University of Minnesota, effective June 16, 2021. This scientific research agreement has three major goals: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and, (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and, (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. The term of this agreement shall expire on June 30, 2023.

The University of Minnesota shall use reasonable efforts to complete the project for a fixed sum of $2.1 million. An initial payment of $541,527 was paid on December 2, 2021, followed by a payment of $191,527 on December 29, 2021 for the quarterly period ending September 30, 2021. The second quarterly payment for the quarter ending December 31, 2021 was recorded in accounts payable at December 31, 2021. Five quarterly payments of $191,527 remain, and a final payment of $192,470 will be payable within thirty (30) days of receipt of the final report.

On October 5, 2020, GT Biopharma entered into a Master Services Agreement with a third-party product manufacturer to perform biologic development and manufacturing services on behalf of the Company. Associated with this, the Company has subsequently signed five Statements of Work for the research and development of products for use in clinical trials. At December 31, 2021, the Company’s commitments in relation to these Statements of Work and any related Change Orders totaled approximately $13.0 million, of which $7.5 million was incurred at that date and an additional $5.5 million is in process during fiscal year 2022.

Patent and License Agreements

2016 Exclusive Patent License Agreement

The Company is party to an exclusive worldwide license agreement with the Regents of the University of Minnesota, (“UofMN”), to further develop and commercialize cancer therapies using TriKE® technology developed by researchers at the UofMN to target NK cells to cancer. Under the terms of the 2016 agreement, the Company receives exclusive rights to conduct research and to develop, make, use, sell, and import TriKE® technology worldwide for the treatment of any disease, state, or condition in humans. The Company is responsible for obtaining all permits, licenses, authorizations, registrations, and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKE® technology, including without limitation the FDA and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, the UofMN received an upfront payment of $0.2 million, and an annual License Maintenance fee of $0.1 million beginning in 2021. The agreement also includes 4% royalty fees, (not to exceed 6% under subsequence license agreements or amendments to this agreement or minimum annual royalty payments ranging from $0.25 million to $5.0 million. The agreement also includes certain performance milestone payments totaling $3.1 million, and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million dollars in cumulative gross sales of Licensed Products.

2021 Patent License Agreement

On March 26, 2021, the Company signed an agreement specific to the B7H3 targeted TriKE®. Under the agreement, the UofMN received an upfront license fee of $20,000 and will receive an annual License Maintenance fee of $5,000 beginning in 2022, 2.5% to 5% royalty fees, or minimum annual royalty payments of $0.25 million beginning in the year after the first commercial sales of Licensed Product, and $2.0 million beginning in the fifth year after the first commercial sale of such Licensed Product. The agreement also includes certain performance milestone payments totaling $3.1 million, and one time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million dollars in cumulative gross sales of Licensed Products. There is no double payment intended; if one of the milestone payments has been paid under the 2016 agreement no further payment is due for the corresponding milestone above.

Office Lease Agreement

On November 19, 2021 the Company entered into a sublease with Aimmune Therapeutics, Inc. for 4,500 square feet of office space located in Brisbane, CA having a commencement date of January 1, 2022 and maturing on June 30, 2024. The following table summarizes the Company’s future minimum lease payments related to this lease (in thousands):

Year ending	Amount
2022	$113
2023	117
2026 and thereafter	60
Total	$290

3. Employee Compensation

The following table summarizes the Company’s future financial commitment to certain employees pursuant to their respective employment agreements (in thousands):

Year ending	Amount
2022	$1,756
2023	1,293
2024	1,012
2025	377
2026 and thereafter	-
Total	$4,438

Note 10 – Income Tax

The Company did not record any income tax provision for the years ended December 31, 2021 and 2020 due to the Company’s net losses. The Company files income tax returns in the United States (“Federal”) and California, Minnesota and Massachusetts (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception. At December 31, 2021, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $195 million. These carry forwards will begin to expire in the year ending December 31, 2030, subject to IRS limitations, including change in ownership. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At December 31, 2021 and 2020, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The components of our deferred tax assets are as follows.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforward	$58,167	$39,340
Stock based compensation and other items	7,622	4,779
Intellectual property	62,055	58,504
Patent amortization	4	4
Deferred tax assets before valuation	127,848	102,627
Valuation allowance	(127,848)	(102,627)
Net deferred income tax assets	$-	$-

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

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows for the year ended:

	December 31,
	2021	2020
Federal statutory income tax rate	21%	21%
State tax, net of federal benefit	9%	7%
Change in valuation allowance on net operating loss carryforwards	(30)%	(28)%
Effective income tax rate	0%	0%

Note 11 – Related Party Transaction

During the year ended December 31, 2020, the Company recorded consulting expense of $1.1 million for services rendered by a consultant who was also an owner of approximately 10% of the Company’s issued and outstanding common stock. In addition, the Company also issued a note payable to this consultant of $0.5 million in exchange for the cancellation of unpaid consulting fees of $0.5 million that was recorded as part of accrued expenses at December 31, 2020. There was no similar consulting expense incurred during the period ended December 31, 2021.

Note 12 – Equity Compensation to Officers, Board of Directors and Employees

As part of employment agreements with its former CEO and its former CFO (“Officers”), the Officers received a fully vested stock grant equal to aggregate of 10% and 1.5% of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of the CEO) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, the Company also granted similar equity compensation to members of the Company’s Board of Directors wherein these directors received stock grant equal to 1% and 1.25% of the fully diluted shares of common stock of the Company. Pursuant to the agreement, approximately 33% of the common stock to be issued vested immediately while the remaining 67% will vest over a period of two years.

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Market (see Note 8). As such, 4,379,407 shares of its common stock were granted to these Officers and directors which had a fair value of $18.6 million. Since the grant of the common stock is subject to milestone or performance conditions, the Company measured the fair value of the common stock on the respective date of the agreement, and such awards were recorded as compensation expense as the milestone or performance condition is met and in accordance with its vesting terms.

The Company recognized stock compensation expense of $17.2 million which is comprised of the issuance of 4,053,024 shares of common stock and the vesting of 93,825 stock options to officers, directors and employees for the year ended December 31, 2021. In addition, on December 31, 2021, the Company cancelled 278,058 shares of common stock granted to a Board member in February 2021. The fair value of the 338,883 unvested shares of common stock was $1.7 million and will be recognized as stock compensation expense in future periods.

Note 13 – Internal Control Considerations

Management has determined that inadequate and/or ineffective internal controls over financial reporting resulted in unauthorized transactions involving the Company’s assets and common stock. Following the termination of Anthony Cataldo, the Company’s former Chief Executive Officer, and Michael Handelman, the Company’s former Chief Financial Officer, management determined that in July 2021, Mr. Cataldo obtained a short-term advance from the Company in the amount of approximately $2.6 million. Mr. Cataldo’s advance was not memorialized pursuant to customary documentation and was not approved by the Company’s Board of Directors. Mr. Cataldo repaid the full amount of the advance through installment payments in October, November and December 2021. Management has also determined that the Company may have issued up to 187,500 shares of its common stock to various parties without documentation supporting the consideration received by the Company in exchange for the issuance of such shares, or the approval of the Company’s Board of Directors.

The Company is considering its course of action and potential recourse it may have against these former officers. The Company has taken measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Specifically, the Company has engaged a forensic accountant to review the Company’s bank records, transactions with affiliates and/or related parties, expense reimbursement practices and vendor payment practices. That review is ongoing. In addition, the Company’s Board of Directors previously designated a Special Committee in August 2021 charged with, among other duties, evaluating the current compliance, compensation, operations and personnel of the Company, and determining actions appropriate to address any deficiencies or inefficiencies identified through such evaluation.

Note 14 – Subsequent Events

On March 3, 2022, the Company settled a case filed by Jeffrey Lions and Daniel Vallera and paid $0.4 million in full and final settlement (see Note 9).

The Company has entered into a sublease with Aimmune Therapeutics, Inc. for 4,500 square feet of office space located in Brisbane, CA having a commencement date of January 1, 2022 and maturing on June 30, 2024.

On February 11, 2022, 60,855 shares of issuable common stock were converted into an equal number of shares of common stock.

