Form 10-Q
period 2022-03-31
GT Biopharma, Inc.
filed 2022-05-16
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________.

Commission File Number 001-40023

GT BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1620407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8000 Marina Blvd, Suite 100
Brisbane, CA 94005
(Address of principal executive offices and zip code)

415-919-4040
(Registrant’s telephone number, including area code)

N/A

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2022, the issuer had 30,500,717 shares of common stock outstanding.

GT Biopharma, Inc. and Subsidiaries

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par value)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,286	$8,968
Short-term investments	19,454	23,011
Prepaid expenses and other current assets	453	190
Total current assets	27,193	32,169

Operating lease right-of-use asset	237	-
Deposits	9	-
TOTAL ASSETS	$27,439	$32,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,113	$8,220
Accrued expenses	1,170	1,901
Current operating lease liability	100	-
Derivative liability	120	138
Total current liabilities	9,503	10,259

Non-current operating lease liability	147	-
Total liabilities	9,650	10,259

Stockholders’ equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized
Series C – 96,230 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Common stock, par value $0.001, 750,000,000 shares authorized, 32,345,717 shares and 32,061,989 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	32	32
Common stock issuable 0 shares and 327,298 shares at March 31, 2022 and December 31, 2021, respectively	-	1,113
Additional paid in capital	676,780	674,348
Accumulated deficit	(659,024)	(653,584)
Total stockholders’ equity	17,789	21,910
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,439	$32,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)

Revenues	$-	$-

Operating Expenses:
Research and development	2,087	1,640
Selling, general and administrative (including $447 and $14,296 expense from stock compensation granted to officers, employees and directors during the three months ended March 31, 2022 and 2021, respectively)	3,355	27,362

Loss from Operations	5,442	29,002

Other (Income) Expense
Interest income	(8)	-
Interest expense	-	696
Change in fair value of derivative liability	(18)	(21)
Unrealized loss on marketable securities	24	-
Total Other (Income) Expense	(2)	675

Net Loss	$(5,440)	$(29,677)

Net loss per share - basic and diluted	$(0.17)	$(1.83)

Weighted average common shares outstanding - basic and diluted	32,486,116	16,239,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

For The Three Months Ended March 31, 2022 (Unaudited)
	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	96	$1	32,062	$32	327	$1,113	$674,348	$(653,584)	$21,910

Cancellation of common stock	-	-	(291)	-	-	-	-	-	-

Issuance of common shares for common shares issuable	-	-	327	-	(327)	(1,113)	1,113	-	-

Issuance of common shares as equity compensation to officers, employees, and board of directors	-	-	85	-	-	-	447	-	447

Issuance of common shares for services	-	-	163	-	-	-	872	-	872

Net loss	-	-	-	-	-	-		(5,440)	(5,440)

Balance, March 31, 2022	96	$1	32,346	$32	-	$-	$676,780	$(659,024)	$17,789

For The Three Months Ended March 31, 2021 (Unaudited)
	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	2,450	3	5,218	5	-	-	566,356	(595,797)	(29,433)

Extinguishment of debt discount upon adoption of ASU 2020-06	-	-	-	-	-	-	(4,745)	226	(4,519)

Conversion of Preferred Series J-1 to common stock	(2,354)	(2)	692	1	-	-	1	-	-

Common shares issued upon mandatory conversion of notes payable and accrued interest	-	-	3,779	4	7,634	25,956	12,846	-	38,806

Common shares issued upon exercise of warrants	-	-	95	-	-	-	58	-	58

Issuance of common stock in public offering, net of cost	-	-	4,945	5	-	-	24,674	-	24,679

Issuance of common stock for research and development agreement	-	-	190	-	-	-	1,355	-	1,355

Issuance of common stock for services	-	-	1,957	2	-	-	8,450	-	8,452

Equity compensation to officers and board of directors	-	-	3,641	4	-	-	14,292	-	14,296

Net loss	-	-	-	-	-	-	-	(29,677)	(29,677)

Balance, March 31, 2021	96	$1	20,517	$21	7,634	$25,956	$623,287	$(625,248)	$24,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,440)	$(29,677)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation for services	872	9,807
Stock based compensation to officers, employees and board of directors	447	14,296
Convertible notes payable issued for consulting services	-	720
Change in fair value of derivative liability	(18)	(21)
Change in operating lease right-of-use assets	23	-
Unrealized loss on marketable securities	24	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(263)	276
Increase in deposits	(9)	-
Increase (decrease) in accounts payable and accrued expenses	(838)	219
(Decrease) in operating lease liability	(13)	-
Increase in accrued interest	-	696
Net Cash (Used in) Operating Activities	(5,215)	(3,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	3,533	-
Net Cash Provided by Investing Activities	3,533	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	24,679
Proceeds from exercise of warrants	-	58
Proceeds from issuance of notes payable	-	1,205
Net Cash Provided by Financing Activities	-	25,942

Net Increase (Decrease) in Cash	(1,682)	22,258
Cash at Beginning of Period	8,968	5,297
Cash at End of Period	$7,286	$27,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets and lease liabilities recognized pursuant to lease agreement	$260	$-
Extinguishment of unamortized debt discount and adjustment to accumulated deficit upon adoption of ASU 2020-06	$-	$4,519
Common stock issued upon conversion of notes payable and accrued interest	$-	$38,806
Convertible notes payable issued for accrued expenses	$-	$1,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Unaudited)

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

The Company is a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based on our proprietary Tri-specific Killer Engager (TriKE®) fusion protein immune cell engager technology platform. The Company’s TriKE® platform generates proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically targeted proteins expressed on a specific type of cancer cell or virus infected cell, resulting in the targeted cell’s death. TriKE®s can be designed to target any number of tumor antigens on hematologic malignancies or solid tumors and do not require patient-specific customization.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 28, 2022 (the “2021 Annual Report”). The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date.

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

Liquidity

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2022, the Company recorded a net loss of $5.4 million and used cash in operations of $5.2 million. As of March 31, 2022, the Company had a cash and short-term investments balance of $26.7 million, working capital of $17.7 million and stockholders’ equity of $17.8 million. Management anticipates that the $26.7 million of cash and cash equivalents, and short-term investments are adequate to satisfy the liquidity needs of the Company for at least one year from the date the Company’s condensed consolidated financial statements for the quarter ended March 31, 2022 were issued.

Historically, the Company has financed its operations through public and private sales of common stock, issuance of preferred and common stock, issuance of convertible debt instruments, and strategic collaborations.

COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could adversely affect the Company’s operations.

While the pandemic has impacted the Company’s operations, during the three months ended March 31, 2022, the Company believes the COVID-19 pandemic had limited impact on its operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including having team members work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, assumptions used in deriving the fair value of derivative liabilities, valuation of equity instruments issued for services and realization of deferred tax assets. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. As of March 31, 2022 total cash and cash equivalents, which consist of cash and money market funds, amounted to approximately $7.3 million.

The Company also invested its excess cash in commercial paper and corporate notes and bonds. Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments, as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our businesses. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying condensed consolidated statements of operations. As of March 31, 2022 total short-term investments amounted to approximately $19.5 million.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

The carrying amount of the Company’s derivative liability of $120,000 at March 31, 2022 and $138,000 at December 31, 2021 was based on Level 2 measurements.

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

Stock-Based Compensation

The Company accounts for share-based awards to employees, nonemployees and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting period.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products are included in research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

Leases

The Company accounts for its leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires lessees to (i) recognize a right of use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities. The Company has made an accounting policy election to not recognize short-term leases on the consolidated balance sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs, and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease term.

The Company leases office space and equipment. At the lease inception date, the Company determines if an arrangement is, or contains a lease. Some of the Company’s leases include options to renew at similar terms. The Company assesses these options to determine if the Company is reasonably certain of exercising these options based on relevant economic and financial factors. Options that meet these criteria are included in the lease term at the lease commencement date

During the period ended March 31, 2022, the Company executed lease agreements for its office space and equipment and as a result, recorded operating lease right-of-use assets and the related lease liabilities of $260,000 pursuant to ASC 842, Leases (see Note 8).

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Common stock issuable is included in our calculation as of the date of the underlying agreement. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of convertible notes, stock issuable for the exercise of stock options and warrants have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

These following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	March 31 2022 (Unaudited)	March 31 2021 (Unaudited)
Options to purchase common stock	302,500	-
Warrants to purchase common stock	2,337,274	5,319
Unvested restricted common stock	681,270	1.596,659
Total anti-dilutive securities	3,321,044	1,601,978

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

Management has determined that the Company has one operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. Effective January 1, 2022, we adopted ASU 2021-04 using a prospective approach. It did not have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	March 31, 2022 (Unaudited)
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$7,286	$—	$—	$7,286
Short-term investments	19,496	—	(42)	19,454
Total	$26,782	$—	$(42)	$26,740

	December 31, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$8,968	$—	$—	$8,968
Short-term investments	23,040	—	(29)	23,011
Total	$32,008	$—	$(29)	$31,979

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	March 31, 2022 (Unaudited)
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$6,299	$6,299	$—	$—
Corporate notes and commercial paper	19,454	—	19,454	—
Total financial assets	$25,753	$6,299	$19,454	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,484	$5,484	$—	$—
Corporate notes and commercial paper	23,011	—	23,011	—
Total financial assets	$28,495	$5,484	$23,011	$—

As of March 31, 2022, the fair value of the derivative liability amounted to $120,000. The details of derivative liability transactions for the three months ended March 31, 2022 and 2021, are as follows:

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Beginning balance	$138,000	$383,000
Fair value upon issuance of warrants	-	-
Change in fair value	(18,000)	(21,000)
Extinguishment	-	-
Ending balance	$120,000	$362,000

Note 4 – Accounts Payable

Accounts payable consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
	(Unaudited)
Accounts payable to a third-party manufacturer	$7,423	$6,335
Other accounts payable	690	1,885
Total accounts payable	$8,113	$8,220

The Company relies on a third-party contract manufacturing operation to produce and/or test our compounds used in our potential product candidates. As of March 31, 2022 the Company was indebted $7.4 million of accounts payable to this vendor.

Note 5 – Convertible Notes Payable

Notes Payable Issued for Cash

As part of the Company’s financing activities, the Company issued convertible notes payable totaling $25.3 million between August 1, 2018 and January 26, 2021. On February 16, 2021, in accordance with the terms of the note agreements upon completion of the equity offering, these notes were mandatorily converted at a conversion rate of $3.40 per share into 7,438,235 shares of the Company’s common stock.

Notes Payable Issued for Settlement Agreements

In fiscal 2019 and 2020, the Company issued its convertible notes payable in the amount of $2.5 million to resolve claims and disputes pertaining to certain debt and equity instruments issued by the Company in prior years. On February 16, 2021 in accordance with the note agreements upon completion of the equity offering, these notes were mandatorily converted at a conversion rate of $3.40 per share into 743,529 shares of the Company’s common stock.

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

On February 16, 2021 in accordance with the note agreements upon completion of the equity offering, these notes, in the amount of $3.8 million, were mandatorily converted at a conversion rate of $3.40 per share into 1,132,059 shares of the Company’s common stock.

Notes Payable issued for Consulting Agreements

In prior years, the Company issued its convertible notes payable in exchange for consulting services in the amount of $1.6 million.

On February 16, 2021 in accordance with the note agreements upon completion of the equity offering, these notes in the aggregate amount of $1.6 million were mandatorily converted at a conversion rate of $3.40 per share into 472,059 shares of the Company’s common stock.

Notes Payable issued for Accrued Interest

In prior years, the Company recorded accrued interest of $5.6 million related to all notes payable. On February 16, 2021, in accordance with the note agreements upon completion of the equity offering, the accrued interest was mandatorily converted at a conversion rate of $3.40 per share into 1,627,440 shares of the Company’s common stock.

Adoption of ASU 2020-06

In fiscal 2020, the Company recorded a note/debt discount of $4.7 million to account for the beneficial conversion feature that existed on the date of issuance for the above convertible notes payable. The debt discount was being amortized to interest expense over the term of the corresponding convertible notes payable.

On January 1, 2021 the Company chose to adopt ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. As a result of the adoption of ASU 2020-06, the Company extinguished the previously recorded debt discount of $4.7 million by charging the opening additional paid in capital at January 1, 2021. In addition, the Company also adjusted accumulated deficit to account for the derecognition of the $0.2 million interest expense due to the amortization of the debt discount that was recorded in fiscal 2020. As a result of these adjustments, the unamortized debt discount of $4.5 million was extinguished.

Note 6 – Derivative Liability

During the year ended December 31, 2020, the Company issued certain warrants that contained a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder upon occurrence of certain change in control type events. In accordance with ASC 480, the fair value of these warrants is classified as a liability in the Condensed Consolidated Balance Sheet and will be re- measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	March 31	December 31
	2022	2021
	(Unaudited)
Stock Price	$2.88	$3.05
Risk-free interest rate	2.42%	1.26%
Expected volatility	127%	129%
Expected life (in years)	3.3	3.6
Expected dividend yield	-	-

Fair Value of Warrants	$120,000	$138,000

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

During the three months ended March 31, 2022, the Company recognized a gain of $18,000 to account for the change in fair value of the derivative liability between the reporting periods in accordance with ASC 842.

Note 7 – Stockholders’ Equity

The Company’s authorized capital as of March 31, 2022 was 750,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

Common Stock Issuable

On February 16, 2021, as a result of the mandatory conversion of the notes payable and accrued interest in the aggregate amount of $38.8 million, the Company issued a total of 11,413,322 shares of common stock to the respective noteholders, of which 11,086,024 were already issued as of December 31, 2021. The remaining 327,298 common shares issuable at December 31, 2021 valued at $1.1 million, were issued during the three months period ended March 31, 2022.

Cancellation of common stock

During the period ended March 31, 2022, the Company cancelled and returned to authorized capital 290,999 previously issued shares of common stock.

Equity compensation to officers, employees, and board of directors

As part of employment agreements with its former CEO and its former CFO (“Officers”), the Officers received a fully vested stock grant equal to an aggregate of 10% and 1.5% of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of the CEO) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, the Company also granted similar equity compensation to members of the Company’s board of directors wherein these directors received stock grants equal to 1% and 1.25% of the fully diluted shares of common stock of the Company. Pursuant to the agreement, approximately 33% of the common stock to be issued vested immediately while the remaining 67% will vest over a period of two years.

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Market. As such, 4,379,407 shares of its common stock were granted to these Officers, employees and board of directors, which had a fair value of $18.6 million. Since the grant of the common stock is subject to milestone or performance conditions, the Company measured the fair value of the common stock on the respective date of the agreement, and such awards were recorded as compensation expense as the milestone or performance condition is met and in accordance with its vesting terms.

During the period ended March 31, 2021, the Company recognized $14.3 million of stock compensation expense related to vesting of shares to officers, employees and board of directors.

During the period ended March 31, 2022, the Company recognized $447,000 of stock compensation expense related to vesting of shares to officers, employees and board of directors. The fair value of the remaining 291,700 unvested shares of common stock to officers, employees and board of directors at March 31, 2022 was $1.4 million and will be recognized as stock compensation expense in future periods.

Issuance of common shares for services

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

During the period ended March 31, 2021, the Company recognized $8.5 million of stock compensation expense related to the issuance of 1,957,374 shares of common stock and the vesting of shares to these consultants.

During the period ended March 31, 2022, the Company recognized $872,000 of stock compensation expense related to the issuance of 46,500 shares of common stock and the vesting of 116,247 shares of common stock issued to consultants for services in fiscal 2022. The fair value of the 389,570 unvested shares of common stock to consultants at March 31, 2022 was $1.3 million and will be recognized as stock compensation expense in future periods.

Preferred Stock

Series C Preferred Stock

At March 31, 2022 and March 31, 2021, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of reverse stock splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are not currently convertible, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through March 31, 2022 and 2021.

Series K Preferred Stock

On February 16, 2021, the Board designated 115,000 shares of Series K preferred stock, par value $.01. (the “Series K Preferred Stock”).

Shares of the Series K Preferred Stock are convertible at any time, at the option of the holders, into shares of the Company’s common stock at an effective conversion rate of 100 shares of common stock for each share of Series K Preferred. Shares of the Series K Preferred Stock have the same voting rights as the shares of the Company’s common stock, with the holders of the Series K Preferred Stock entitled to vote on an as-converted-to-common stock basis, subject to the beneficial ownership limitation, together with the holders of the Company’s common stock on all matters presented to the Company’s stockholders. The Series K Preferred Stock are not entitled to any dividends (unless specifically declared by the Board) but will participate on an as-converted-to-common-stock basis in any dividends to the holders of the Company’s common stock. In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series K Preferred Stock will be on parity with the holders of the Company’s common stock and will participate, on a on an as-converted-to-common stock basis, in any distribution to holders of the Company’s common stock.

As of March 31, 2022 and December 31, 2021, there were no shares of Series K Preferred stock issued and outstanding.

Warrants and Options

Common Stock Warrants

Stock warrant transactions for the three months ended March 31, 2022:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2021:	2,337,274	$5.30
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Warrants outstanding at March 31, 2022	2,337,274	$5.30
Warrants exercisable at March 31, 2022	2,337,274	$5.30

As of March 31, 2022, all issued and outstanding warrants are fully vested, and have no intrinsic value as the exercise price of these warrants was greater than the market price.

Common Stock Options

Stock option transactions for the three months ended March 31, 2022:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2021:	302,500	$3.05
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Options outstanding at March 31, 2022	302,500	$3.05
Options exercisable at March 31, 2022	111,215	$3.05

At March 31, 2022, there were 191,285 unvested options with a grant date fair value of $511,115 which will be recognized as stock compensation in future periods based upon the remaining vesting term of the applicable grants.

There was no intrinsic value of the outstanding options as of March 31, 2022 as the exercise price of these options was greater than the market price.

Note 8 – Commitments and Contingencies

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

On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion, an individual (“Lion”), and by Daniel Vallera, an individual (“Vallera”). Lion and Vallera are referred to jointly as the “Plaintiffs.” The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. (either of them or jointly, the “Company”). The Plaintiffs alleged breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. A settlement of the case was reached on February 7, 2022 in the amount of $425,000. This amount was fully accrued at December 31, 2021. The settlement amount was subsequently paid on March 4, 2022.

Significant Agreements

Research and Development Agreements

The Company is a party to a scientific research agreement with the Regents of the University of Minnesota, effective June 16, 2021. This scientific research agreement aims to work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. The term of this agreement shall expire on June 30, 2023.

The University of Minnesota shall use reasonable efforts to complete the project for a fixed sum of $2.1 million. The Company recorded expense of $1.1 million through March 31, 2022.

On October 5, 2020, GT Biopharma entered into a Master Services Agreement with a third-party product manufacturer to perform biologic development and manufacturing services on behalf of the Company. Associated with this, the Company has subsequently signed five Statements of Work for the research and development of products for use in clinical trials. At March 31 2022, the Company’s commitments in relation to these Statements of Work and any related Change Orders totaled approximately $13.0 million, of which $8.4 million was incurred at that date and an additional $4.6 million is in process during fiscal year 2022.

Patent and License Agreements

2016 Exclusive Patent License Agreement

The Company is party to an exclusive worldwide license agreement with the Regents of the University of Minnesota, (“UofMN”), to further develop and commercialize cancer therapies using TriKE® technology developed by researchers at the UofMN to target NK cells to cancer. Under the terms of the 2016 agreement, the Company receives exclusive rights to conduct research and to develop, make, use, sell, and import TriKE® technology worldwide for the treatment of any disease, state, or condition in humans. The Company is responsible for obtaining all permits, licenses, authorizations, registrations, and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKE® technology, including without limitation the FDA and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, the UofMN received an upfront payment of $0.2 million, and an annual License Maintenance fee of $0.1 million beginning in 2021. The agreement also includes 4% royalty fees, (not to exceed 6%) under subsequent license agreements or amendments to this agreement or minimum annual royalty payments ranging from $0.25 million to $5.0 million. The agreement also includes certain performance milestone payments totaling $3.1 million, and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million dollars in cumulative gross sales of Licensed Products.

2021 Patent License Agreement

On March 26, 2021, the Company signed an agreement specific to the B7H3 targeted TriKE®. Under the agreement, the UofMN received an upfront license fee of $20,000 and will receive an annual License Maintenance fee of $5,000 beginning in 2022, 2.5% to 5% royalty fees, or minimum annual royalty payments of $0.25 million beginning in the year after the first commercial sales of Licensed Product, and $2.0 million beginning in the fifth year after the first commercial sale of such Licensed Product. The agreement also includes certain performance milestone payments totaling $3.1 million-, and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million dollars in cumulative gross sales of Licensed Products. There is no double payment intended; if one of the milestone payments has been paid under the 2016 agreement no further payment is due for the corresponding milestone above.

Lease Agreements

On November 19, 2021 the Company entered into a sublease with Aimmune Therapeutics, Inc. for 4,500 square feet of office space located in Brisbane, California having a commencement date of January 1, 2022 and maturing on June 30, 2024. Additionally, on February 8, 2022, the Company entered into a lease of a photocopier, which matures on February 7, 2025.

Rent expense related to these leases reflected on the Company’s Condensed Consolidated Statements of Operations totaled $29,000.

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

March 31, 2022 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,000
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$260,000
Weighted-average remaining lease term (in years):
Operating leases	2.5
Weighted-average discount rate:
Operating leases	10%

Future minimum lease payments under non-cancellable operating leases were as follows:

March 31, 2022 (Unaudited)

Within one year	$90,000
After one year and within two years	122,000
After two years and within three years	65,000
Thereafter	-
Total future minimum lease payments	$277,000
Less – discount	(30,000)
Lease liability	$247,000

Note 9 - Subsequent Events

On April 29, 2022, the Company entered into a settlement agreement with its former Chief Executive Officer (“Officer”) and received 1,845,000 shares of its common stock in full and final settlement of all its claims against the Officer. The common stock certificates were received by the Company on May 2, 2022 and the common shares were subsequently cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Part I. Item 1A: Risk Factors” and “Part II. Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2021. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

Throughout this Quarterly Report on Form 10-Q, the terms “GTBP,” “we,” “us,” “our,” “the company” and “our company” refer to GT Biopharma, Inc., a Delaware corporation formerly known as Oxis International, Inc., DDI Pharmaceuticals, Inc. and Diagnostic Data, Inc, together with our subsidiaries.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based off our proprietary Tri-specific Killer Engager (TriKE®) fusion protein immune cell engager technology platform. Our TriKE® platform generates proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKE® can be designed to target any number of tumor antigens on hematologic malignancies, sarcomas or solid tumors and do not require patient-specific customization.

We are using our TriKE® platform with the intent to bring to market immuno-oncology products that can treat a range of hematologic malignancies, sarcoma and solid tumors. The platform is scalable, and we are putting processes in place to be able to produce IND-ready moieties in a timely manner after a specific TriKE® conceptual design. After conducting market and competitive research, specific moieties can then be advanced into the clinic on our own or through potential collaborations with larger companies. We are also evaluating, in conjunction with our Scientific Advisory Board, additional moieties designed to target different tumor antigens. We believe our TriKE® may have the ability, if approved for marketing, to be used as a monotherapy, augment the current monoclonal antibody therapeutics, be used in conjunction with more traditional cancer therapy and potentially overcome certain limitations of current chimeric antigen receptor, or CAR-T, therapy.

We are also using our TriKE® platform to develop therapeutics useful for the treatment of infectious disease such as for the treatment of patients infected by the human immunodeficiency virus (HIV). While the use of anti-retroviral drugs has substantially improved the health and increased the longevity of individuals infected with HIV, these drugs are designed to suppress virus replication to help modulate progression to AIDS and to limit further transmission of the virus. Despite the use of anti-retroviral drugs, infected individuals retain reservoirs of latent HIV-infected cells that, upon cessation of anti-retroviral drug therapy, can reactivate and re-establish an active HIV infection. For a curative therapy, destruction of these latent HIV infected cells must take place. The HIV- TriKE® contains the antigen binding fragment (Fab) from a broadly neutralizing antibody targeting the HIV-Env protein. The HIV- TriKE® is designed to target HIV while redirecting NK cell killing specifically to actively replicating HIV infected cells. The HIV- TriKE® induced NK cell proliferation, and demonstrated the ability in vitro to reactivate and kill HIV-infected T-cells. These findings indicate a potential role for the HIV- TriKE® in the reactivation and elimination of the latently infected HIV reservoir cells by harnessing the NK cell’s ability to mediate the antibody-directed cellular cytotoxicity (ADCC).

Our initial work has been conducted in collaboration with the Masonic Cancer Center at the University of Minnesota under a program led by Dr. Jeffrey Miller, the Deputy Director. Dr. Miller is a recognized leader in the field of NK cell and IL-15 biology and their therapeutic potential. We have exclusive rights to the TriKE® platform and are generating additional intellectual property.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Research and Development Expenses

During the three months ended March 31, 2022 and 2021, we incurred $2.1 million and $1.6 million of research and development expenses, an increase of $500,000. Research and development costs increased primarily due to the addition of employees.

Selling, general and administrative expenses

During the three months ended March 31, 2022 and 2021, we incurred $3.4 million and $27.4 million of selling, general and administrative expenses. The decrease in selling, general and administrative expenses is primarily attributable to a decrease in stock-based compensation to consultants, officers and directors.

Interest Income

Interest income was $8,000 and $0 for the three months ended March 31, 2022 and 2021 respectively. The increase in interest income is due to the interest earned in the three months ended March 31, 2022 as compared to the same comparable period in 2021.

Interest Expense

Interest expense was $0 and $696,000 for the three months ended March 31, 2022 and 2021 respectively. The decrease in interest expense is due to the conversion of notes payable to common shares during 2021. The Company did not have any outstanding notes payable as of and during the period ended March 31, 2022.

Change in fair value of derivative liability

The change in fair value of derivative liability due to remeasurement was a gain of $18,000 for the three months ended March 31, 2022 as compared to a $21,000 gain for the three months ending March 31, 2021.

Unrealized loss on marketable securities

The unrealized loss on marketable securities was $24,000 and $0 for the three months ended March 31, 2022 and 2021 respectively.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. We anticipate that cash utilized in the twelve months following this filing date for selling, general and administrative expenses will range between $5 and $6 million and research and development expenses will range between $14 and $16 million.

The Company reported cash and cash equivalents of $7.3 million, and short-term investments of $19.5 million as of March 31, 2022. Management believes that the Company has sufficient cash and cash equivalents, and short-term investments to funds its operations for more than twelve months from the date of this filing.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, assumptions used in deriving the fair value of derivative liabilities, valuation of equity instruments issued for services, and valuation of deferred tax assets. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for share-based awards to employees, nonemployees and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting, period.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2022. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 as a result of material weaknesses in internal control over financial reporting due to (i) inadequate segregation of duties, (ii) risks of executive override and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC regulation, in each case, as described in “Item 9A. Controls and Procedures” in the Company’s Form 10-K for the year ended December 31, 2021.

The Company has begun to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Specifically, the Company has hired an experienced Chief Financial Officer, and engaged a forensic accountant to review the Company’s bank records, transactions with affiliates and/or related parties, expense reimbursement practices and vendor payment practices. The forensic accountant’s review is currently ongoing. In addition, the Company’s board of directors previously designated a Special Committee in August 2021 charged with, among other duties, evaluating the current compliance, compensation, operations and personnel of the Company, and determining actions appropriate to address any deficiencies or inefficiencies identified through such evaluation. Such measures have included and/or will include, but not be limited to, hiring of additional employees in the Company’s finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities, with additional oversight by the Company’s board of directors.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion, an individual (“Lion”), and by Daniel Vallera, an individual (“Vallera”). Lion and Vallera are referred to jointly as the “Plaintiffs.” The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. (either of them or jointly, the “Company”). The Plaintiffs alleged breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. A settlement of the case was reached on February 7, 2022 in the amount of $425,000. This amount was fully accrued at December 31, 2021. The settlement amount was subsequently paid on March 4, 2022.

Item 6. Exhibits

Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	4/1/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	3/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	3/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	2/11/2021
3.5	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003		10-QSB	3	000-08092	8/14/2003
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		10-K	4.2	001-40023	4/16/2021
10.1	Board Service Agreement with Michael Breen dated November 11, 2020	X
10.2	Employment Agreement with Manu Ohri dated May 15, 2022	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GT Biopharma, Inc.

Dated: May 16, 2022	By:	/s/ Manu Ohri
Manu Ohri
Chief Financial Officer

