Form 10-Q
period 2022-06-30
GT Biopharma, Inc.
filed 2022-08-15
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022.

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

As of August 15, 2022, the issuer had 31,092,498 shares of common stock outstanding.

GT Biopharma, Inc. and Subsidiaries

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par value)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,358	$8,968
Short-term investments	18,367	23,011
Prepaid expenses and other current assets	222	190
Total current assets	23,947	32,169

Operating lease right-of-use asset	214	-
Deposits	9	-
TOTAL ASSETS	$24,170	$32,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,263	$8,220
Accrued expenses	1,129	1,901
Current operating lease liability	103	-
Derivative liability	115	138
Total current liabilities	8,610	10,259

Non-current operating lease liability	120	-
Total liabilities	8,730	10,259

Stockholders’ equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized
Series C – 96,230 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Common stock, par value $0.001, 750,000,000 shares authorized, 30,693,558 shares and 32,061,989 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	31	32
Common stock issuable 0 shares and 327,298 shares at June 30, 2022 and December 31, 2021, respectively	-	1,113
Additional paid in capital	677,411	674,348
Accumulated deficit	(662,003)	(653,584)
Total stockholders’ equity	15,440	21,910
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,170	$32,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	1,139	639	3,226	2,279
Selling, general and administrative (including $463 and $577 expense from stock compensation granted to officers and directors during the three months ended June 30, 2022 and 2021, and $910 and $14,873 for the six months ended June 30, 2022 and 2021, respectively)	1,875	3,742	5,230	31,104

Loss from Operations	3,014	4,381	8,456	33,383

Other (Income) Expense
Interest income	(36)	-	(44)	-
Interest expense	-	-	-	696
Change in fair value of derivative liability	(5)	480	(23)	459
Unrealized loss on marketable securities	6	-	30	-
Total Other (Income) Expense	(35)	480	(37)	1,155

Net Loss	$(2,979)	$(4,861)	$(8,419)	$(34,538)

Net loss per share - basic and diluted	$(0.10)	$(0.15)	$(0.26)	$(1.39)

Weighted average common shares outstanding - basic and diluted	31,237,560	33,516,428	31,865,425	24,925,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

For the three months ended June 30, 2022 (Unaudited)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2022	96	$1	32,346	$32	-	$-	$676,780	$(659,024)	$17,789

Cancellation of common stock upon settlement with former officer	-	-	(1,845)	(1)	-	-	(222)	-	(223)

Equity compensation to officers, employees, and board of directors	-	-	79	-	-	-	463	-	463

Issuance of common shares for services	-	-	114	-	-	-	390	-	390

Net loss	-	-	-	-	-	-	-	(2,979)	(2,979)

Balance, June 30, 2022	96	$1	30,694	$31	-	$-	$677,411	$(662,003)	$15,440

For the six months ended June 30, 2022 (Unaudited)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	96	$1	32,062	$32	327	$1,113	$674,348	$(653,584)	$21,910

Cancellation of common stock upon settlement with former officer	-	-	(1,845)	(1)	-	-	(222)	-	(223)

Cancellation of common stock	-	-	(291)	-	-	-	-	-	-

Common shares issued- conversion of notes payable	-	-	327	-	(327)	(1,113)	1,113	-	-

Equity compensation to officers, employees, and board of directors	-	-	164	-	-	-	910	-	910

Issuance of common shares for services	-	-	277	-	-	-	1,262	-	1,262

Net loss	-	-	-	-	-	-	-	(8,419)	(8,419)

Balance, June 30, 2022	96	$1	30,694	$31	-	$-	$677,411	$(662,003)	$15,440

For the three months ended June 30, 2021 (Unaudited)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2021	96	$1	20,517	$21	7,634	$25,956	$623,287	$(625,248)	$24,017

Common shares issued upon mandatory conversion of notes payable and accrued interest	-	-	4,482	4	(4,482)	(15,240)	15,232	-	(4)

Common shares issued upon exercise of warrants	-	-	2,954	3	-	-	16,232	-	16,235

Issuance of common stock for services	-	-	92	-	-	-	327	-	327

Equity compensation to officers and board of directors	-	-	99	-	-	-	577	-	577

Net loss	-	-	-	-	-	-	-	(4,861)	(4,861)

Balance, June 30, 2021	96	$1	28,144	$28	3,152	$10,716	$655,655	$(630,109)	$36,291

For the six months ended June 30, 2021 (Unaudited)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	2,450	3	5,218	5	-	-	566,356	(595,797)	(29,433)

Extinguishment of debt discount upon adoption of ASU 2020-06	-	-	-	-	-	-	(4,745)	226	(4,519)

Conversion of Preferred Series J-1 to common stock	(2,354)	(2)	692	1	-	-	1	-	-

Common shares issued upon mandatory conversion of notes payable and accrued interest	-	-	8,261	8	3,152	10,716	28,075	-	38,799

Common shares issued upon exercise of warrants	-	-	3,049	3	-	-	16,293	-	16,296

Issuance of common stock in public offering, net of cost	-	-	4,945	5	-	-	24,674	-	24,679

Issuance of common stock for research and development agreement	-	-	190	-	-	-	1,355	-	1,355

Issuance of common stock for services	-	-	2,050	2	-	-	8,777	-	8,779

Equity compensation to officers and board of directors	-	-	3,739	4	-	-	14,869	-	14,873

Net loss	-	-	-	-	-	-	-	(34,538)	(34,538)

Balance, June 30, 2021	96	$1	28,144	$28	3,152	$10,716	$655,655	$(630,109)	$36,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,419)	$(34,538)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation – consultants and research and development	1,262	10,134
Stock based compensation - officers, employees and board of directors	910	14,873
Convertible notes payable issued for consulting services	-	720
Change in fair value of derivative liability	(23)	459
Change in operating lease right-of-use assets	46	-
Unrealized loss on marketable securities	30	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(32)	302
(Increase) in deposits	(9)	-
(Decrease) in accounts payable and accrued expenses	(1,729)	(611)
(Decrease) in operating lease liability	(37)	-
Increase in accrued interest	-	689
Net Cash (Used in) Operating Activities	(8,001)	(7,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of short term investments	4,614	-
Net Cash Provided By Investing Activities	4,614	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	24,679
Cancellation of common stock upon settlement with former officer	(223)	-
Proceeds from exercise of warrants	-	16,296
Proceeds from issuance of notes payable	-	1,205
Net Cash (Used in) Provided by Financing Activities	(223)	42,180

Net (Decrease) Increase in Cash	(3,610)	34,208
Cash at Beginning of Period	8,968	5,297
Cash at End of Period	$5,358	$39,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease right-of-use assets and related lease liabilities	$260	$-
Extinguishment of unamortized debt discount and adjustment to accumulated deficit upon adoption of ASU 2020-06	$-	$4,745
Common stock issued upon conversion of notes payable and accrued interest	$-	$38,799
Convertible notes payable issued for accrued expenses	$-	$1,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 28, 2022 (the “2021 Annual Report”). The consolidated balance sheets as of December 31, 2021 included herein were derived from the audited consolidated financial statements as of that date.

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

Liquidity

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2022, the Company recorded a net loss of $8.4 million and used cash in operations of $8.0 million. As of June 30, 2022, the Company had a cash and short-term investments balance of $23.7 million, working capital of $15.3 million and stockholders’ equity of $15.4 million. Management anticipates that the $23.7 million of cash and cash equivalents, and short-term investments are adequate to satisfy the liquidity needs of the Company for at least one year from the date the Company’s condensed consolidated financial statements for the quarter ended June 30, 2022 were issued.

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

While the pandemic has impacted the Company’s operations, during the six months ended June 30, 2022, the Company believes the COVID-19 pandemic had limited impact on its operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. As of June 30, 2022 total cash and cash equivalents, which consist of cash and money market funds, amounted to approximately $5.4 million.

The Company also invested its excess cash in commercial paper and corporate notes and bonds. Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments, as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our businesses. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying condensed consolidated statements of operations. As of June 30, 2022 total short-term investments amounted to approximately $18.4 million.

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

The carrying amount of the Company’s derivative liability of $115,000 at June 30, 2022 and $138,000 at December 31, 2021 was based on Level 2 measurements.

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

Leases

The Company accounts for its leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires lessees to (i) recognize a right of use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis, and (iii) classify lease related cash payments within operating and financing activities. The Company has made an accounting policy election to not recognize short-term leases on the consolidated balance sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs, and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease term.

The Company leases office space and equipment. At the lease inception date, the Company determines if an arrangement is, or contains a lease. Some of the Company’s leases include options to renew at similar terms. The Company assesses these options to determine if the Company is reasonably certain of exercising these options based on relevant economic and financial factors. Options that meet these criteria are included in the lease term at the lease commencement date.

During the period ended June 30, 2022, the Company executed lease agreements for its office space and equipment and as a result, recorded operating lease right-of-use assets and the related lease liabilities of $260,000 pursuant to ASC 842, Leases (see Note 8).

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

These following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	June 30, 2022 (Unaudited)	June 30, 2021 (Unaudited)
Options to purchase common stock	302,500	-
Warrants to purchase common stock	2,337,274	2,365,473
Unvested restricted common stock	488,429	-
Convertible Series C Preferred Stock	-	7
Total anti-dilutive securities	3,128,203	2,365,480

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832)—Disclosures by Business Entities about Government Assistance. ASU 2021-10 increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted this ASU as of January 1, 2022 on a prospective basis. The adoption of this standard did not have any material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	June 30, 2022 (Unaudited)
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$18,397	$—	$(30)	$18,367
Total	$18,397	$—	$(30)	$18,367

	December 31, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$23,040	$—	$(29)	$23,011
Total	$23,040	$—	$(29)	$23,011

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	June 30, 2022 (Unaudited)
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,339	$5,339	$—	$—
Corporate notes and commercial paper	18,367	—	18,367	—
Total financial assets	$23,706	$5,339	$18,367	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,484	$5,484	$—	$—
Corporate notes and commercial paper	23,011	—	23,011	—
Total financial assets	$28,495	$5,484	$23,011	$—

As of June 30, 2022, the fair value of the derivative liability amounted to $115,000. The details of derivative liability transactions for the six months ended June 30, 2022 and 2021, are as follows:

	Three Months Ending		Six Months Ending
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning Balance	$120,000	$362,000	$138,000	$383,000
Fair value upon issuance of warrants	—	—	—	—
Change in fair value	$(5,000)	$480,000	$(23,000)	$459,000
Extinguishment	—	—	—	—
Ending Balance	$115,000	$842,000	$115,000	$842,000

Note 4 – Accounts Payable

Accounts payable consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	(Unaudited)
Accounts payable to a third-party manufacturer	$6,440	$5,056
Other accounts payable	823	3,164
Total accounts payable	$7,263	$8,220

The Company relies on a third-party contract manufacturing operation to produce and/or test our compounds used in our potential product candidates. The Company’s accounts payable to this vendor were $6.4 million as of June 30, 2022 and $5.1 million as of December 31, 2021.

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

Notes Payable issued for Accrued Interest

In prior years, the Company recorded accrued interest of $5.6 million related to all notes payable. On February 16, 2021, in accordance with the note agreements upon completion of the equity offering, the accrued interest was mandatorily converted at a conversion rate of $3.40 per share into 1,627,440 shares of the Company’s common stock. The Company did not incur interest expense for the three months and six months ended June 30, 2022, and $0 and $0.7 million for the three months and six months ended June 30, 2021.

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

Note 6 – Derivative Liability

During the year ended December 31, 2020, the Company issued certain warrants that contained a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder upon occurrence of certain change in control type events. In accordance with ASC 480, the fair value of these warrants is classified as a liability in the Condensed Consolidated Balance Sheets and will be re- measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Stock Price	$2.99	$3.05
Risk-free interest rate	2.99%	1.26%
Expected volatility	118%	129%
Expected life (in years)	3.1	3.6
Expected dividend yield	-	-

Fair Value of Warrants	$115,000	$138,000

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

The Company recognized a gain of $5,000 and $23,000 to account for the change in fair value of the derivative liability between the reporting periods for the three months and six months ended June 30, 2022.

The Company recognized an expense of $480,000 and $459,000 to account for the change in the fair value of the derivative liability between the reporting periods for the three months and six months ended June 30, 2021.

Note 7 – Stockholders’ Equity

The Company’s authorized capital as of June 30, 2022 was 750,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

Common Stock Issuable

On February 16, 2021, as a result of the mandatory conversion of the notes payable and accrued interest in the aggregate amount of $38.8 million, the Company issued a total of 11,413,322 shares of common stock to the respective noteholders, of which 11,086,024 were already issued as of December 31, 2021. The remaining 327,298 common shares issuable at December 31, 2021 valued at $1.1 million, were issued during the six months period ended June 30, 2022.

Cancellation of common stock

During the six months ended June 30, 2022, the Company cancelled and returned to authorized capital 290,999 previously issued shares of common stock.

Equity compensation to officers, employees and directors

As part of employment agreements with its former CEO and its former CFO (“Officers”), the Officers received a fully vested stock grant equal to an aggregate of 10% and 1.5% of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of the CEO) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, the Company also granted similar equity compensation to members of the Company’s directors wherein these directors received stock grants equal to 1% and 1.25% of the fully diluted shares of common stock of the Company. Pursuant to the agreement, approximately 33% of the common stock to be issued vested immediately while the remaining 67% vests over a period of two years.

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Market. As such, 4,379,407 shares of its common stock were granted to these Officers, employees and directors, which had a fair value of $18.6 million. Since the grant of the common stock is subject to milestone or performance conditions, the Company measured the fair value of the common stock on the respective date of the agreement, and such awards were recorded as compensation expense as the milestone or performance condition is met and in accordance with its vesting terms.

During the period ended June 30, 2022, the Company recognized $783,000 of stock compensation expense related to vesting of shares to officers and directors. The fair value of the remaining 213,268 unvested shares of common stock to officers, employees and directors at June 30, 2022 was $1.0 million and will be recognized as stock compensation expense in future periods pursuant to its vesting term.

During the period ended June 30, 2021, the Company recognized $14.9 million of stock compensation expense related to vesting of shares to officers and directors.

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

During the three months and six months ended June 30, 2021, the Company recognized stock compensation expense of $327,000 and $8.5 million related to the issuance and vesting of 2,050,060 shares of common stock issued to consultants for services.

During the three months and six months ended June 30, 2022, the Company recognized $390,000 and $1.3 million of stock compensation expense related to the issuance and vesting of 277,156 shares of common stock issued to consultants for services in fiscal 2022.

As of June 30, 2022, there are a total of 275,161 unvested shares of common stock to consultants with a fair value of $941,000 that will be recognized as stock compensation expense in future periods based upon its vesting term.

Settlement of common stock with a former Officer

On April 29, 2022, the Company entered into a settlement agreement with its former Chief Executive Officer (“Officer”) and received 1,845,000 shares of its previously issued common stock in full and final settlement of all its claims against the Officer. The common stock was subsequently cancelled. In addition, the Company incurred legal and professional expenses of $223,000. Pursuant to current accounting guidelines, this amount was accounted as costs of the acquisition of the common stock and recorded as a reduction to additional paid in capital. Both the Company and the Officer released each other from claims under the settlement agreement.

Preferred Stock

Series C Preferred Stock

At June 30, 2022 and December 31, 2021, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of reverse stock splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are not currently convertible, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, there were no shares of Series K Preferred stock issued and outstanding.

Warrants and Options

Common Stock Warrants

Stock warrant transactions for the six months ended June 30, 2022:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2021:	2,337,274	$5.30
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Warrants outstanding at June 30, 2022	2,337,274	$5.30
Warrants exercisable at June 30, 2022	2,337,274	$5.30

As of June 30, 2022, all issued and outstanding warrants are fully vested, and have no intrinsic value as the exercise price of these warrants was greater than the market price.

Common Stock Options

Stock option transactions for the six months ended June 30, 2022:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2021:	302,500	$3.05
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Options outstanding at June 30, 2022	302,500	$3.05
Options exercisable at June 30, 2022	141,306	$3.05

During the period ended June 30, 2022, the Company recorded stock compensation of $127,000 to account for the fair value of stock options that vested. At June 30, 2022, there were 161,194 unvested options with a grant date fair value of $430,710 which will be recognized as stock compensation in future periods based upon the remaining vesting term of the applicable grants.

There was no intrinsic value of the outstanding options as of June 30, 2022 as the exercise price of these options was greater than the market price.

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

Significant Agreements

Research and Development Agreements

a.	The Company is a party to a scientific research agreement with the Regents of the University of Minnesota, effective June 16, 2021. This scientific research agreement aims to work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. The term of this agreement shall expire on June 30, 2023.

The University of Minnesota shall use reasonable efforts to complete the project for a fixed sum of $2.1 million. For the three months and six months ended June 30, 2022, the Company recorded an expense of $192,000 and $383,000, respectively, relating to scientific research agreement.

b.

On October 5, 2020, GT Biopharma entered into a Master Services Agreement with a third-party product manufacturer to perform biologic development and manufacturing services on behalf of the Company. Associated with this, the Company has subsequently signed five Statements of Work for the research and development of products for use in clinical trials. At June 30, 2022, the Company’s commitments in relation to these Statements of Work and any related Change Orders totaled approximately $13.0 million, of which $9.8 million was incurred at that date and an additional $3.2 million is in process during fiscal year 2022.

For the three months and six months ended June 30, 2022, the Company recorded an expense of $92,000 and $1,180,000, respectively, relating to the Master Service Agreement.

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

For the three months and six months ended June 30, 2022, the Company did not incur any research and development expense relating to the 2016 Exclusive Patent License Agreement.

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

For the three months and six months ended June 30, 2022, the Company did not incur any research and development expense relating to 2021 Patent License Agreement.

Lease Agreements

On November 19, 2021 the Company entered into a sublease with Aimmune Therapeutics, Inc. for 4,500 square feet of office space located in Brisbane, California having a commencement date of January 1, 2022 and maturing on June 30, 2024. Additionally, on February 8, 2022, the Company entered into a lease of a photocopier, which matures on February 7, 2025.

Rent expense related to these leases reflected on the Company’s Condensed Consolidated Statements of Operations totaled $29,000 and $58,000 for the three months and six months ended June 30 2022, respectively.

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

June 30, 2022 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49,000
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$260,000
Weighted-average remaining lease term (in years):
Operating leases	2.25
Weighted-average discount rate:
Operating leases	10%

Future minimum lease payments under non-cancellable operating leases were as follows:

Operating leases (Unaudited)

2022 (6 months)	$59,000
2023	121,000
2024	66,000
Total future minimum lease payments	$246,000
Less – discount	(29,000)
Lease liability	$217,000

Note 9 - Subsequent Events

On July 15, 2022, the Compensation Committee of the Board (the “Committee”) authorized the grant of stock awards or stock options, as applicable, to acquire shares of common stock under the Company’s 2022 Omnibus Incentive Plan. As a result, the Company granted stock options to consultants, employees, officers and directors to purchase an aggregate of 1,532,952 shares of common stock. The stock options are exercisable at $2.48 per share, vest over a four-year period, will expire in ten years from the grant date and have an estimated fair value of $3.4 million. In addition, the Company also granted an aggregate of 398,940 fully vested shares of common stock to consultants and certain officers with a fair value of $989,000 for services.

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

Economic Disruption

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow in the long term, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the economy generally. Our industry depends on general economic conditions and other factors, including consumer spending and preferences, changes in inflation rates, supply chain issues and impediments should they arise for us, as the U.S. and various other major economies are now experiencing, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in cybersecurity growth markets.

In addition, the outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and other geographies and exacerbate the inflationary pressures on the worldwide economy, with potentially adverse impacts on our business, results of operations and financial condition.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2022 and 2021

Research and Development Expenses

We recorded $1.1 million and $0.6 million in research and development expense (“R&D”) for the three months ended June 30, 2022 and 2021, an increase of $0.5 million over the prior year comparable period. We recorded $3.2 million and $2.3 million in R&D for the six months ended June 30, 2022 and 2021, an increase of $0.9 million over the prior year comparable period. The increase in R&D resulted primarily resulted due to hiring of additional employees and professionals in 2022 and costs associated with the continued development and manufacturing of our most advanced TriKE® product candidates GTB-3650 and GTB-5550.

Selling, general and administrative expenses

We recorded $1.9 million and $3.7 million in selling, general and administrative expense (“SG&A”) for the three months ended June 30, 2022 and 2021, a decrease of $1.8 million over the prior year comparable period. We recorded $5.2 million and $31.1 million in SG&A for the six months ended June 30, 2022 and 2021, a decrease of $25.9 million over the prior year comparable period. The decrease in S,G&A resulted primarily due to a decrease in stock-based compensation to consultants, officers and directors. We recorded additional expenses during the three months and six months ended June 30, 2021 that consisted of legal, finance, consulting and professional fees in support of our planned growth and new public company compliance initiatives.

Interest Income

We recorded interest income of $0.04 million and $0 for the three months ended June 30, 2022 and 2021, and $0.04 million and $0 for the six months ended June 30, 2022 and 2021, respectively. The increase in interest income is due to the interest earned on short-term investments in the three months and six months ended June 30, 2022 as compared to the same comparable periods of 2021.

Interest Expense

We recorded no interest expense for the three months ended June 30, 2022 and 2021, and $0 and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in interest expense is due to the conversion of convertible notes payable to common shares during 2021. The Company did not have any outstanding convertible notes payable as of and during the three months and six months periods ended June 30, 2022.

Change in fair value of derivative liability

The change in fair value of derivative liability due to fair value remeasurement resulted in a gain of $0.01 million and a loss of $0.5 million for the three months ended June 30, 2022 as compared to a gain of $0.02 million and a loss of $0.5 million for the same comparable periods ending June 30, 2021.

Unrealized loss on marketable securities

The unrealized loss on marketable securities was $0.01 million and $0.03 million for the three months and six months ended June 30, 2022, as compared to $0 and $0 for the three months and six months ended June 30, 2021.

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

The Company reported cash and cash equivalents of $5.4 million, and short-term investments of $18.4 million as of June 30, 2022. Management believes that the Company has sufficient cash and cash equivalents, and short-term investments to funds its operations for more than twelve months from the date of this filing.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: public offerings of equity and/or debt securities, payments from potential strategic research and development grants, licensing and/or marketing arrangements with other pharmaceutical companies.

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

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented other than the impact of inflation on the general economy.  However, there is a risk that the Company’s operating costs could become subject to inflationary pressures in the future, which would have the effect of increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2022. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 as a result of material weaknesses in internal control over financial reporting due to (i) inadequate segregation of duties, (ii) risks of executive override and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC regulation, in each case, as described in “Item 9A. Controls and Procedures” in the Company’s Form 10-K for the year ended December 31, 2021.

The Company has begun to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Specifically, the Company has brought on board an experienced Chief Financial Officer, and retained the services of outside consultants to review the Company’s bank records, transactions with affiliates and/or related parties, expense reimbursement practices and vendor payment practices. In addition, the Company’s board of directors previously designated a Special Committee in August 2021 charged with, among other duties, evaluating the current compliance, compensation, operations and personnel of the Company, and determining actions appropriate to address any deficiencies or inefficiencies identified through such evaluation. The Special Committee completed its assigned directives on April 29, 2022. The directives included measures that included or will include, but not be limited to, hiring of additional employees in the Company’s accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities, with additional oversight by the Company’s board of directors.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 29, 2022, the Company entered into a settlement agreement with its former Chief Executive Officer (“Officer”) and received 1,845,000 shares of its previously issued common stock in full and final settlement of all its claims against the Officer. The common stock was subsequently cancelled. Both the Company and the Officer released each other from claims under the settlement agreement.

Item 6. Exhibits

Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	4/1/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	3/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	3/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	2/11/2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective June 13, 2022		DEF 14A		001-40023	4/29/2022
3.6	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003		10-QSB	3	000-08092	8/14/2003
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		10-K	4.2	001-40023	4/16/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GT Biopharma, Inc.

Dated: August 15, 2022	By:	/s/ Manu Ohri
Manu Ohri
Chief Financial Officer

