Form 10-Q
period 2022-09-30
GT Biopharma, Inc.
filed 2022-10-31
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022.

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

As October 31, 2022, the issuer had 32,557,720 shares of common stock outstanding.

GT Biopharma, Inc. and Subsidiaries

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par value)

	September 30	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,465	$8,968
Short-term investments	18,319	23,011
Prepaid expenses and other current assets	88	190
Total Current Assets	20,872	32,169

Operating lease right-of-use asset	190	-
Deposits	9	-
TOTAL ASSETS	$21,071	$32,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,325	$8,220
Accrued expenses	1,537	1,901
Current operating lease liability	106	-
Derivative liability	57	138
Total Current Liabilities	5,025	10,259

Non-current operating lease liability	92	-
Total Liabilities	5,117	10,259

Stockholders’ Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized
Series C - 96,230 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Common stock, par value $0.001, 250,000,000 shares authorized, 32,507,618 shares and 32,061,989 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	33	32
Common stock issuable zero shares and 327,298 shares at September 30, 2022 and December 31, 2021, respectively	-	1,113
Additional paid in capital	684,804	674,348
Accumulated deficit	(668,884)	(653,584)
Total Stockholders’ Equity	15,954	21,910
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,071	$32,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$-

Operating Expenses
Research and development (includes $201 and $0 of expense from stock compensation to officers, employees and directors vesting during the three months ended September 30, 2022 and 2021, and $327 and $0 for the nine months ended September 30, 2022 and 2021, respectively)	2,743	1,008	5,969	3,287
Selling, general and administrative (includes $2,743 and $577 of expense from stock compensation granted to officers, employees and directors during the three months ended September 30, 2022 and 2021, and $3,527 and $15,450 for the nine months ended September 30, 2022 and 2021, respectively)	4,280	4,946	9,510	36,050

Loss from Operations	7,023	5,954	15,479	39,337

Other (Income) Expense
Interest income	(107)	(32)	(151)	(32)
Interest expense	-	-	-	696
Change in fair value of derivative liability	(58)	(502)	(81)	(43)
Unrealized loss on marketable securities	23	33	53	33
Total Other (Income) Expense	(142)	(501)	(179)	654

Net Loss	$(6,881)	$(5,453)	$(15,300)	$(39,991)

Net loss per share – basic and diluted	$(0.22)	$(0.17)	$(0.48)	$(1.54)

Weighted average common shares outstanding – basic and diluted	31,380,634	31,381,282	31,723,792	25,945,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

For The Three Months Ended September 30, 2022 (Unaudited)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2022	96	$1	30,694	$31	-	$-	$677,411	$(662,003)	$15,440

Equity compensation to officers, employees, and board of directors	-	-	456	1	-	-	2,943	-	2,944

Equity compensation to consultants	-	-	135	-	-	-	1,200	-	1,200

Issuance of common shares in settlement of vendor payable	-	-	1,222	1	-	-	3,250	-	3,251

Net loss	-	-	-	-	-	-	-	(6,881)	(6,881)

Balance, September 30, 2022	96	$1	32,507	$33	-	$-	$684,804	$(668,884)	$15,954

For The Nine Months Ended September 30, 2022 (Unaudited)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance, December 31, 2021	96	$1	32,062	$32	327	$1,113	$674,348	$(653,584)	$21,910

Cancellation of common stock previously issued for services	-	-	(291)	-	-	-	-	-	-

Cancellation of common stock previously issued to prior CEO	-	-	(1,845)	(1)	-	-	(222)	-	(223)

Common stock issued upon conversion of notes payable	-	-	327	-	(327)	(1,113)	1,113	-	-

Equity compensation to officers, employees, and board of directors	-	-	620	1	-	-	3,853	-	3,854

Equity compensation to consultants	-	-	412	-	-	-	2,462	-	2,462

Issuance of common shares in settlement of vendor payable	-	-	1,222	1	-	-	3,250	-	3,251

Net loss	-	-	-	-	-	-	-	(15,300)	(15,300)

Balance, September 30, 2022	96	$1	32,507	$33	-	$-	$684,804	$(668,884)	$15,954

For The Three Months Ended September 30, 2021 (Unaudited)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	96	$1	28,144	$28	3,152	$10,716	$655,655	$(630,109)	$36,291

Common shares issued upon mandatory conversion of notes payable and accrued interest	-	-	2,147	2	(2,148)	(7,300)	7,294	-	(4)

Common shares issued upon exercise of warrants	-	-	26	-	-	-	138	-	138

Issuance of common stock for services	-	-	93	-	-	-	327	-	327

Equity compensation to officers and board of directors	-	-	98	-	-	-	577	-	577

Net loss	-	-	-	-	-	-	-	(5,453)	(5,453)

Balance, September 30, 2021	96	$1	30,508	$30	1,004	$3,416	$663,991	$(635,562)	$31,876

For The Nine Months Ended September 30, 2021 (Unaudited)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	2,450	$3	5,218	$5	-	$-	$566,356	$(595,797)	$(29,433)

Extinguishment of debt discount upon adoption of ASU 2020-06	-	-	-	-	-	-	(4,745)	226	(4,519)

Conversion of Preferred Series J-1 to common stock	(2,354)	(2)	692	1	-	-	1	-	-

Common shares issued upon mandatory conversion of notes payable and accrued interest	-	-	10,409	10	1,004	3,416	35,373	-	38,799

Common shares issued upon exercise of warrants	-	-	3,074	3	-	-	16,430	-	16,433

Issuance of common stock in public offering, net of cost	-	-	4,945	5	-	-	24,674	-	24,679

Issuance of common stock for research and development agreement	-	-	190	-	-	-	1,355	-	1,355

Issuance of common stock for services	-	-	2,142	2	-	-	9,101	-	9,103

Equity compensation to officers and board of directors	-	-	3,838	4	-	-	15,446	-	15,450

Net loss	-	-	-	-	-	-	-	(39,991)	(39,991)

Balance, September 30, 2021	96	$1	30,508	$30	1,004	$3,416	$663,991	$(635,562)	$31,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended
	September 31,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,300)	$(39,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – consultants	2,462	10,458
Stock based compensation - officers, employees and board of directors	3,854	15,450
Convertible notes payable issued for consulting services	-	720
Change in fair value of derivative liability	(81)	(43)
Change in operating lease right-of-use assets	70	-
Unrealized loss on marketable securities	53	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	102	279
(Increase) in deposits	(9)	-
(Decrease) Increase in accounts payable and accrued expenses	(2,008)	537
(Decrease) in operating lease liability	(62)	-
Increase in accrued interest	-	689
Net Cash (Used in) Operating Activities	(10,919)	(11,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales (purchases) of investments	4,639	(26,031)
Net Cash Provided by (Used in) Investing Activities	4,639	(26,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	24,679
Cancellation of common stock upon settlement with former officer	(223)	-
Proceeds from exercise of warrants	-	16,433
Proceeds from issuance of notes payable	-	1,205
Net Cash (Used in) Provided by Financing Activities	(223)	42,317

Net (Decrease) Increase in Cash	(6,503)	4,385
Cash at Beginning of Period	8,968	5,297
Cash at End of Period	$2,465	$9,682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets exchanged for lease liabilities	$260	$-
Extinguishment of unamortized debt discount and adjustment to accumulated deficit upon adoption of ASU 2020-06	$-	$4,745
Common stock issued upon conversion of notes payable and accrued interest	$-	$38,799
Common stock issued upon settlement of vendor payable	$3,251	$-
Convertible notes payable issued for accrued expenses	$-	$1,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

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

The Company is a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based on our proprietary Tri-specific Killer Engager (TriKE®) fusion protein immune cell engager technology platform. The Company’s TriKE® platform generates proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to a natural killer (“NK”) cell, our moieties are designed to enhance the NK cell, and precisely direct it to one or more specifically targeted proteins expressed on a specific type of cancer cell or virus infected cell, resulting in the targeted cell’s death. TriKE®s can be designed to target any number of tumor antigens on hematologic malignancies or solid tumors and do not require patient-specific customization.

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

Liquidity

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2022, the Company recorded a net loss of $15.3 million and used cash in operations of $10.9 million. As of September 30, 2022, the Company had a cash and short-term investments balance of $20.8 million, working capital of $15.8 million and stockholders’ equity of $16.0 million. Management anticipates that the $20.8 million of cash and cash equivalents, and short-term investments are adequate to satisfy the liquidity needs of the Company for at least one year from the date the Company’s condensed consolidated financial statements for the quarter ended September 30, 2022 were issued.

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

While the pandemic has impacted the Company’s operations, during the nine months ended September 30, 2022, the Company believes the COVID-19 pandemic had limited impact on its operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. As of September 30, 2022, total cash and cash equivalents which consist of cash and money market funds, amounted to approximately $2.5 million.

The Company also invested its excess cash in commercial paper and corporate notes and bonds. Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our businesses. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying condensed consolidated statements of operations. As of September 30, 2022, total short-term investments amounted to approximately $18.3 million.

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

The carrying amount of the Company’s derivative liability of $57,000 at September 30, 2022 and $138,000 at December 31, 2021 was based on Level 2 measurements.

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

Stock-Based Compensation

The Company accounts for share-based awards to employees, non-employees and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting period.

The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using its own historical stock price volatility. The expected term of the instrument is estimated by using the simplified method. The risk-free interest rate is estimated using comparable published federal funds rates.

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

During the nine months ended September 30, 2022, the Company executed lease agreements for its office space and equipment and as a result, recorded operating lease right-of-use assets and the related lease liabilities of $260,000 pursuant to ASC 842, Leases (see Note 8).

Net Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Common stock issuable is included in our calculation as of the date of the underlying agreement. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of common stock issuable for the exercise of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

These following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	September 30, 2022 (Unaudited)	September 30, 2021 (Unaudited)
Options to purchase common stock	1,835,452	-
Warrants to purchase common stock	2,337,274	2,337,274
Unvested restricted common stock	295,588	-
Convertible Series C Preferred Stock	-	7
Total anti-dilutive securities	4,468,314	2,337,281

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be more than Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

The Company has a significant concentration of expenses incurred and accounts payable from a single vendor. Please see Note 4 for further information.

Segments

The Company determined its reporting units in accordance with ASC 280, “Segment Reporting”. Management evaluates a reporting unit by first identifying its’ operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

Management has determined that the Company has one operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. Effective January 1, 2022, we adopted ASU 2021-04 using a prospective approach. The adoption of this standard did not have a material impact on the Company’s financial statements or disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832)—Disclosures by Business Entities about Government Assistance. ASU 2021-10 increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted this ASU as of January 1, 2022 on a prospective basis. The adoption of this standard did not have any material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	September 30, 2022 (Unaudited)
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$18,372	$—	$(53)	$18,319
Total	$18,372	$—	$(53)	$18,319

	December 31, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$23,040	$—	$(29)	$23,011
Total	$23,040	$—	$(29)	$23,011

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	September 30, 2022 (Unaudited)
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,319	$2,319	$—	$—
Corporate notes and commercial paper	18,319	18,319	—	—
Total financial assets	$20,638	$20,638	$—	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,484	$5,484	$—	$—
Corporate notes and commercial paper	23,011	23,011	—	—
Total financial assets	$28,495	$28,495	$—	$—

As of September 30, 2022, the fair value of the derivative liability was $57,000. The details of derivative liability transactions for the nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ending		Nine Months Ending
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$115,000	$842,000	$138,000	$383,000
Issuance of warrants	—	—	—	—
Change in fair value	$(58,000)	$(502,000)	$(81,000)	$(43,000)
Extinguishment	—	—	—	—
Ending balance	$57,000	$340,000	$57,000	$340,000

Note 4 – Accounts Payable

Accounts payable consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
	(Unaudited)
Accounts payable to a third-party manufacturer	$2,636	$6,335
Other accounts payable	689	1,885
Total accounts payable	$3,325	$8,220

The Company relies on a third-party contract manufacturer to produce and/or test compounds used in our potential product candidates.

On August 24, 2022, the Company entered into an agreement with this third-party manufacturer and issued 1,222,281 shares of common stock with a fair value of $3.3 million as part of a payment agreement. The shares were valued at $2.66 based on the closing price of the Company’s common stock on the date of the agreement. As part of the agreement, the Company also paid this third-party manufacturer $1.3 million on September 1, 2022 and $1.0 million on October 3, 2022, respectively, and agreed to pay another $1.0 million in November 2022. In addition, the Company and the third-party manufacturer agreed that services to be rendered in future periods, as specified in the agreement, will be paid or settled at the Company’s discretion, in a combination of cash and issuance of the Company’s common stock. The agreement also amended certain agreements executed in prior years which eliminated future financial commitment of the Company.

The Company’s accounts payable to this third-party manufacturer amounted to $2.6 million and $6.3 million as of September 30, 2022 and December 31, 2021, respectively.

Note 5 – Convertible Notes Payable

In fiscal 2020, the Company recorded a note/debt discount of $4.7 million to account for the beneficial conversion feature that existed on the date of issuance of certain convertible notes payable. The debt discount was being amortized to interest expense over the term of the corresponding convertible notes payable.

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

Note 6 – Derivative Liability

During the year ended December 31, 2020, the Company issued certain warrants that contained a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder upon occurrence of certain change in control type events. In accordance with ASC 480, the fair value of these warrants is classified as a liability in the Condensed Consolidated Balance Sheets and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Stock price	$1.76	$3.05
Risk-free interest rate	4.25%	1.26%
Expected volatility	114%	129%
Expected life (in years)	2.8	3.6
Expected dividend yield	-	-

Fair value of warrants	$57,000	$138,000

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the expected volatility. The expected life was determined by using the remaining contractual life of the derivative instrument. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

The Company recognized a gain of $58,000 and $81,000 to account for the change in fair value of the derivative liability between the reporting periods for the three months and nine months ended September 30, 2022.

The Company recognized a gain of $502,000 and $43,000 to account for the change in the fair value of the derivative liability between the reporting periods for the three months and nine months ended September 30, 2021.

Note 7 – Stockholders’ Equity

The Company’s authorized capital as of September 30, 2022 was 750,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share. The Company subsequently changed its authorized shares of common stock to 250,000,000 shares (see Note 9).

Common Stock

Common Stock Issuable

On February 16, 2021, because of the mandatory conversion of the notes payable and accrued interest in the aggregate amount of $38.8 million, the Company issued a total of 11,413,322 shares of common stock to the respective noteholders, of which 11,086,024 were already issued as of December 31, 2021. The remaining 327,298 common shares issuable at December 31, 2021 valued at $1.1 million, were issued during the nine months ended September 30, 2022.

Cancellation of common stock

The Company cancelled 290,999 previously issued shares of common stock during the nine months ended September 30, 2022.

Equity compensation to officers, employees and directors

a.	As part of employment agreements with its former CEO and its former CFO (“Officers”), the Officers received a fully vested stock grant equal to an aggregate of 10% and 1.5% of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of the CEO) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, the Company also granted similar equity compensation to members of the Company’s board of directors wherein these directors received stock grants equal to 1% and 1.25% of the fully diluted shares of common stock of the Company. Pursuant to the agreement, approximately 33% of the common stock to be issued vested immediately while the remaining 67% vests over a period of two years.

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Market. As such, 4,379,407 shares of its common stock were granted to these Officers, employees and directors, which had a fair value of $18.6 million. Since the grant of the common stock is subject to milestone or performance conditions, the Company measured the fair value of the common stock on the respective date of the agreement, and such awards were recorded as compensation expense as the milestone or performance condition was met and in accordance with its vesting terms.

During the three months and nine months ended September 30, 2022, the Company recognized $382,000 and $1.1 million of stock compensation expense related to the vesting of common shares to officers, employees and directors.

During the three months and nine months ended September 30, 2021, the Company recognized $577,000 and $15.4 million of stock compensation expense related to the vesting of these common shares to officers, employees and directors.

b.	In July 2022, the Company granted 378,058 shares of fully vested common stock with a fair value of $938,000 to certain officers of the Company for services rendered.

During the three months and nine months ended September 30, 2022, the Company recognized $938,000 and $938,000 of stock compensation expense related to the vesting of these common shares.

c.

During the three months and nine months ended September 30, 2022, the Company also recognized stock compensation expense of $1.6 million and $1.8 million, respectively, to account for the fair value of vested stock options.

As a result, the Company recognized total stock compensation expense of $2.9 million and $3.8 million for the three months and nine months ended September 30, 2022.

As of September 30, 2022, there were 134,836 unvested shares of common stock issued to officers, employees and directors with a fair value of $626,000 that will be recognized as stock compensation expense in future periods pursuant to its vesting term.

Equity compensation to consultants

a.	As part of consulting agreements with certain consultants, the Company agreed to grant these consultants common stock equal to 1% and 3% of the fully diluted shares of common stock of the Company upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing).

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

During the three months and nine months ended September 30, 2022, the Company recognized stock compensation expense of $325,000 and $976,000, respectively, related to the vesting of these common shares to consultants.

b.	In July 2022, the Company granted 20,882 shares of fully vested common stock with a fair value of $52,000 to certain consultants for services rendered. This was recognized as stock compensation expense for the three months and nine months ending September 30, 2022.

During the three months and nine months ended September 30, 2022, the Company recognized $64,000 and $675,000 of stock compensation expense related to the vesting of common shares.

c.

During the three months and nine months ended September 30, 2022, the Company also recognized stock compensation expense of $759,000 and $759,000, respectively, to account for the fair value of all vested stock options.

As a result, the Company recognized total stock compensation expense of $1.2 million and $2.5 million during the three and nine months ended September 30, 2022, respectively.

During the three months and nine months ended September 30, 2021, the Company recognized an aggregate of $327,000 and $9.1 million of stock compensation expense related to the vesting of common shares granted to consultants.

As of September 30, 2022, there were 160,752 unvested shares of common stock issued to consultants with a fair value of $552,000 that will be recognized as stock compensation expense in future periods based upon their vesting term.

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

Preferred Stock

Series C Preferred Stock

At September 30, 2022 and December 31, 2021, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of reverse stock splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are not currently convertible, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, there were no shares of Series K Preferred stock issued and outstanding.

Warrants and Options

Common Stock Warrants

Stock warrant transactions for the nine months ended September 30, 2022 were as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2021	2,337,274	$5.30
Granted	-	-
Forfeited/cancelled	-	-
Exercised	-	-
Warrants outstanding at September 30, 2022	2,337,274	$5.30
Warrants exercisable at September 30, 2022	2,337,274	$5.30

As of September 30, 2022, all issued and outstanding warrants are fully vested, and have no intrinsic value as the exercise price of these warrants was greater than the market price.

Common Stock Options

Common stock option transactions for the nine months ended September 30, 2022 were as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2021	302,500	$3.05
Granted	1,532,952	2.48
Forfeited/cancelled	-	-
Exercised	-	-
Options outstanding at September 30, 2022	1,835,452	$2.57
Options exercisable at September 30, 2022	1,209,847	$2.56

On July 15, 2022, the Company granted certain consultants, employees, officers and directors stock options to purchase an aggregate of 1,532,952 shares of common stock. The stock options are exercisable at $2.48 with a vesting term over a period of 5 months up to 36 months, will expire in ten years from grant date and with an estimated fair value of $3.4 million using the Black Scholes Option pricing model. The Company is recognizing the corresponding stock compensation expense of these options based upon the vesting term. During the three months and nine months ended September 30, 2022, the Company recognized stock compensation expense relating to the vesting of these options of $2.3 million and $2.3 million, respectively.

At September 30, 2022, there were 625,605 unvested options with a grant date fair value of $1.5 million which will be recognized as stock compensation expense in future periods based upon the remaining vesting term of the applicable grants.

There was no intrinsic value of the outstanding options as of September 30, 2022 as the exercise price of these options was greater than the market price.

Note 8 – Commitments and Contingencies

Litigation

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Other than the item discussed below, there is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

On May 13, 2022, the Company made a claim against Michael Handelman, its former Chief Financial Officer, asserting that he misappropriated Company funds and shares of common stock, and failed to file the required SEC reports on Form 3 and Form 4 regarding each acquisition and disposition of Company’s common stock. The Company seeks monetary damages estimated at $370,000; the return of shares of common stock received without authorization and the disgorgement of any profits earned from the sale of those shares; a full accounting for all sums charged on the Company’s debit card, with payment to the Company for any charges that cannot be demonstrated to have a corporate purpose; an order directing Michael Handelman to make all filings required by Section 16(a) of the 1934 Act; an award of all sums and shares improperly issued to members of Handelman’s family; and an award of the Company’s attorneys’ fees and any forum and arbitration fees.

As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA) in New York City, New York, in accordance with its National Employment Dispute Resolution rules. In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. The Company agrees that any decisions of the Arbitration Panel will be binding and enforceable in any state that the Company conducts the operation of its business. In accordance with California Labor Laws, the Company has designated Los Angeles, California as the venue for this arbitration. The Company is awaiting to receive a date of hearing from AAA.

Significant Agreements

Research and Development Agreements

a.	The Company is a party to a scientific research agreement with the Regents of the University of Minnesota (“UoMN”), effective June 16, 2021. This scientific research agreement aims to work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and good manufacturing practice (“GMP”) manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of investigational new drug (“IND”) enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UoMN/GTB licensing terms. The term of this agreement shall expire on June 30, 2023. The University of Minnesota shall use reasonable efforts to complete the project for a fixed sum of $2.1 million, of which $924,000 was incurred and recorded in prior years.

For the three months and nine months ended September 30, 2022, the Company recorded an expense of $192,000 and $575,000 relating to scientific research agreement as compared to $541,000 and $541,000 for the same comparable periods in 2021.

At September 30, 2022, the Company’s remaining commitments in relation to this agreement amounted to approximately $601,000.

b.	On October 5, 2020, GT Biopharma entered into a Master Services Agreement with a third-party product manufacturer to perform biologic development and manufacturing services on behalf of the Company. Associated with this, the Company has subsequently signed five Statements of Work for the research and development of products for use in clinical trials. The Company’s commitments in relation to these Statements of Work and any related Change Orders totaled approximately $13 million, of which $10.5 million was incurred and recorded in prior years.

For the three months and nine months ended September 30, 2022, the Company recorded an expense of $720,000 and $1.9 million, relating to the Master Service Agreement as compared to $528,000 and $677,000 for the same comparable periods in 2021.

As a result of an amendment to the agreement dated August 24, 2022, the Company has no remaining commitments in relation to these Statements of Work and any related Change Orders (see Note 4).

Patent and License Agreements

2016 Exclusive Patent License Agreement

The Company is party to an exclusive worldwide license agreement with the Regents of the University of Minnesota, to further develop and commercialize cancer therapies using TriKE® technology developed by researchers at the UofMN to target NK cells to cancer. Under the terms of the 2016 agreement, the Company receives exclusive rights to conduct research and to develop, make, use, sell, and import TriKE® technology worldwide for the treatment of any disease, state, or condition in humans. The Company is responsible for obtaining all permits, licenses, authorizations, registrations, and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKE® technology, including without limitation the FDA and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, the UofMN received an upfront payment of $0.2 million, and an annual License Maintenance fee of $0.1 million beginning in 2021. The agreement also includes 4% royalty fees, (not to exceed 6%) under subsequent license agreements or amendments to this agreement or minimum annual royalty payments ranging from $0.25 million to $5.0 million. The agreement also includes certain performance milestone payments totaling $3.1 million, and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million dollars in cumulative gross sales of Licensed Products.

For the three months and nine months ended September 30, 2022, the Company incurred $90,000 and $313,000 of patent expense relating to the 2016 Exclusive Patent License Agreement. For the three months and nine months ended September 30, 2021 the Company incurred $67,000 and $339,000 of patent expense related to this agreement.

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

For the three months and nine months ended September 30, 2022, the Company did not incur any research and development expense relating to 2021 Patent License Agreement.

Lease Agreements

On November 19, 2021 the Company entered into a sublease with a third party for approximately 4,500 square feet of office space located in Brisbane, California, at a monthly rent of $9,450, with a commencement date of January 1, 2022 and maturing on June 30, 2024. Additionally, on February 8, 2022, the Company entered into a lease of a photocopier, at a monthly rent of $415, which matures on February 7, 2025.

Rent expense related to these leases reflected on the Company’s condensed consolidated statements of operations totaled $29,000 and $87,000 for the three months and nine months ended September 30, 2022.

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

September 30, 2022 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79,000
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$260,000
Weighted-average remaining lease term (in years):
Operating leases	2.0
Weighted-average discount rate:
Operating leases	10%

Future minimum lease payments under non-cancellable operating leases were as follows:

Operating leases (Unaudited)

Within one year	$121,000
After one year and within two years	94,000
After two years and within three years	2,000
Total future minimum lease payments	$217,000
Less – discount	(19,000)
Lease liability	$198,000

Note 9 - Subsequent Events

On October 3, 2022, the Company issued 50,102 shares of common stock with a fair value of $93,000 to an officer of the Company as settlement of debt.

On October 10, 2022, at a special meeting of the stockholders of the Company, the stockholders ratified and approved the inclusion of discretionary votes by brokers and other nominees holding shares for beneficial owners in the tabulation of votes on the proposal presented at the Company’s annual meeting of stockholders to reduce the authorized number of shares of the Company’s common stock from 750,000,000 shares to 250,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should carefully review all information, including the discussion of risk factors under “Part I. Item 1A: Risk Factors” and “Part II. Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2021. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

Economic Disruption

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow in the long term, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the economy. Our industry depends on general economic conditions and other factors, including consumer spending and preferences, changes in inflation rates, supply chain issues and impediments should they arise for us, as the U.S. and various other major economies are now experiencing, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in cybersecurity growth markets.

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

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2022 and 2021

Research and Development Expenses

We recorded $2.8 million and $1.0 million in research and development expense (“R&D”) for the three months ended September 30, 2022 and 2021, an increase of $1.8 million over the prior year comparable period. We recorded $5.9 million and $3.3 million in R&D for the nine months ended September 30, 2022 and 2021, an increase of $2.6 million over the prior year comparable period. The increase in R&D resulted primarily due to hiring of additional employees and professionals in 2022, and costs associated with the continued development and manufacturing of our most advanced TriKE® product candidates GTB-3650 and GTB-5550.

Selling, general and administrative expenses

We recorded $4.3 million and $4.9 million in selling, general and administrative expense (“SG&A”) for the three months ended September 30, 2022 and 2021, a decrease of $0.6 million over the prior year comparable period. We recorded $9.5 million and $36.1 million in SG&A for the nine months ended September 30, 2022 and 2021, a decrease of $26.6 million over the prior year comparable period. The decrease in SG&A resulted primarily due to a decrease in stock-based compensation to consultants, officers and directors. We recorded additional expenses during the nine months ended September 30, 2021 that consisted of legal, finance, business advisory, consulting and professional fees in support of our planned growth and new public company compliance initiatives.

Interest Income

We recorded interest income of $107,000 and $32,000 for the three months ended September 30, 2022 and 2021, and $151,000 and $32,000 for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest income is due to the interest earned on short-term investments in the three months and nine months ended September 30, 2022 as compared to the same comparable periods of 2021.

Interest Expense

We recorded $0 interest expense for the three months ended September 30, 2022 and 2021, and $0 and $696,000 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in interest expense is due to the conversion of convertible notes payable to common shares during 2021. The Company did not have any outstanding convertible notes payable as of and during the three months and nine months periods ended September 30, 2022.

Change in fair value of derivative liability

The change in fair value of derivative liability was due to fair value remeasurement which resulted in a gain of $58,000 and $502,000 for the three months ending September 30, 2022 and 2021, respectively. The Company recorded a gain of $81,000 for the nine months ended September 30, 2022 compared to a gain of $43,000 for nine months ending September 30, 2021.

Unrealized loss on marketable securities

The unrealized loss on marketable securities was due to fair value remeasurement of our marketable securities which resulted in a loss of $23,000 and $33,000 for the three months ended September 30, 2022 and September 30, 2021, and $53,000 and $33,000 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. We anticipate that cash utilized in the twelve months following this filing date for selling, general and administrative expenses will range between $4 million and $5 million, and research and development expenses will range between $13 million and $15 million.

The Company reported cash and cash equivalents of $2.5 million, and short-term investments of $18.3 million as of September 30, 2022. Management believes that the Company has sufficient cash and cash equivalents, and short-term investments to funds its operations for more than twelve months from the date of this filing.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to public offerings of equity and/or debt securities, payments from potential strategic research and development grants, licensing and/or marketing arrangements with other pharmaceutical companies.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2022. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 as a result of material weaknesses in internal control over financial reporting due to (i) inadequate segregation of duties, (ii) risks of executive override and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC regulation, in each case, as described in “Item 9A. Controls and Procedures” in the Company’s Form 10-K for the year ended December 31, 2021.

The Company has continued to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Specifically, the Company has brought on board an experienced Chief Financial Officer, and retained the services of outside consultants to review the Company’s accounting practices, bank records, transactions with affiliates and/or related parties, expense reimbursement practices and vendor payment practices. In addition, the Company’s board of directors previously designated a Special Committee in August 2021 charged with, among other duties, evaluating the current compliance, compensation, operations and personnel of the Company, and determining actions appropriate to address any deficiencies or inefficiencies identified through such evaluation. The Special Committee completed its assigned directives on April 29, 2022. The directives included measures that included or will include, but not be limited to, hiring of additional employees in the Company’s accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities, with additional oversight by the Company’s board of directors.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 13, 2022, the Company made a claim against Michael Handelman, its former Chief Financial Officer, asserting that he misappropriated Company funds and shares of common stock, and failed to file the required SEC reports on Form 3 and Form 4 regarding each acquisition and disposition of Company’s common stock. The Company seeks monetary damages estimated at $370,000; the return of shares of common stock received without authorization and the disgorgement of any profits earned from the sale of those shares; a full accounting for all sums charged on the Company’s debit card, with payment to the Company for any charges that cannot be demonstrated to have a corporate purpose; an order directing Michael Handelman to make all filings required by Section 16(a) of the 1934 Act; an award of all sums and shares improperly issued to members of Handelman’s family; and an award of the Company’s attorneys’ fees and any forum and arbitration fees.

As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA) in New York City, New York, in accordance with its National Employment Dispute Resolution rules. In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. The Company agrees that any decisions of the Arbitration Panel will be binding and enforceable in any state that the Company conducts the operation of its business. In accordance with California Labor Laws, GT Biopharma has designated Los Angeles, California as the venue for this arbitration. The Company is awaiting to receive a date of hearing from AAA.

Item 6. Exhibits

Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	4/1/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	3/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	3/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	2/11/2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective June 13, 2022		DEF 14A		001-40023	4/29/2022
3.6	Bylaws, as restated effective September 7, 1994 and as amended through April 29, 2003		10-QSB	3	000-08092	8/14/2003
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		10-K	4.2	001-40023	4/16/2021
10.1	Settlement and Investment Agreement dated August 24, 2022, by and between GT Biopharma, Inc. and Cytovance Biologics, Inc.+	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	The Registrant has omitted portions of this exhibit that are both not material and the type of information that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GT Biopharma, Inc.

Dated: October 31, 2022	By:	/s/ Manu Ohri
Manu Ohri
Chief Financial Officer

