Form 10-K
period 2022-12-31
GT Biopharma, Inc.
filed 2023-03-30
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-40023

GT BIOPHARMA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-1620407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Marina Blvd.

Suite 100

Brisbane, CA 94005

(Address of principal executive offices) (Zip code)

(415) 919-4040

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchanges on which Registered
Common Stock, $0.001 Par Value	Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2022 was approximately $89.8 million. As of March 30, 2023, there were 36,809,271 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2023 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

SUMMARY RISK FACTORS

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our securities speculative and risky. This summary does not address all these risks. These risks are more fully described below under the heading “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. Before making investment decisions regarding our securities, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our securities could decline, and you could lose all or part of your investment. In addition, there are also additional risks not described below that are either not presently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our common stock.

●	Our business is at an early stage of development and we may not develop therapeutic products that can be commercialized.
●	We have a history of operating losses and we expect to continue to incur losses for the foreseeable future and we may never generate revenue or achieve profitability.
●	If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.
●	Our reliance on the activities of our non-employee consultants, research institutions and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our proposed products.
●	We have limited clinical testing and regulatory capabilities, and human clinical trials are subject to extensive regulatory requirements, very expensive, time-consuming and difficult to design and implement. Our products may fail to achieve necessary safety and efficacy endpoints during clinical trials, which may limit our ability to generate revenues from therapeutic products.
●	We are subject to extensive regulation, which can be costly and time consuming and can subject us to unanticipated delays. Even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	We currently lack manufacturing capabilities to produce our therapeutic product candidates at commercial-scale quantities and do not have an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the product.
●	We rely on third parties to conduct preclinical and clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	Epidemic or pandemic outbreaks such as COVID-19 (coronavirus), natural disasters, whether or not caused by climate change, unusual weather conditions, terrorist acts and political events, could disrupt business and result in halting our clinical trials and otherwise adversely affect our financial performance.
●	There has been a limited public market for our common stock , and we do not know whether one will develop to provide you adequate liquidity. Furthermore, the trading price for our common stock, should an active trading market develop, may be volatile and could be subject to wide fluctuations in per-share price.
●	Because our common stock may be deemed a “penny” stock, an investment in our common stock should be considered high-risk and subject to marketability restrictions.

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

We are also using our TriKE® platform to develop therapeutics useful for the treatment of infectious disease such as for the treatment of patients infected by the human immunodeficiency virus (HIV). While the use of anti-retroviral drugs has substantially improved the health and increased the longevity of individuals infected with HIV, these drugs are designed to suppress virus replication to help modulate progression to acquired immunodeficiency syndrome (AIDS) and to limit further transmission of the virus. Despite the use of anti-retroviral drugs, infected individuals retain reservoirs of latent HIV-infected cells that, upon cessation of anti-retroviral drug therapy, can reactivate and re-establish an active HIV infection. For a curative therapy, destruction of these latent HIV infected cells must take place. The HIV-TriKE® contains the antigen binding fragment (Fab) from a broadly neutralizing antibody targeting the HIV-Env protein or a protein that binds infected CD4+ T cells. The HIV-TriKE® is designed to target HIV while redirecting NK cell killing specifically to actively replicating HIV infected cells. The HIV-TriKE® induced NK cell proliferation and demonstrated the ability in vitro to reactivate and kill HIV-infected T-cells. These findings indicate a potential role for the HIV-TriKE® in the reactivation and elimination of the latently infected HIV reservoir cells by harnessing the NK cell’s ability to mediate the antibody-directed cellular cytotoxicity (ADCC).

Our initial work has been conducted in collaboration with the Masonic Cancer Center at the University of Minnesota under a program led by Dr. Jeffrey Miller, the Deputy Director. Dr. Miller is a recognized key opinion leader in the field of NK cell and IL-15 biology and their therapeutic potential. We have exclusive rights to the TriKE® platform and are generating additional intellectual property for specific moieties.

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

GTB-3550 TriKE® and Phase 1 Acute Myeloid Leukemia/Myelodysplastic Syndrome (AML/MDS) Phase 1 Clinical Trial

GTB-3550 is the Company’s first-generation TriKE® product candidate which is a single-chain, tri-specific recombinant fusion protein construct composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15, all connected by small peptide linkers. The GTB-3550 Phase 1 clinical trial for treatment of patients with CD33-expressing, high risk myelodysplastic syndromes and refractory/relapsed acute myeloid leukemia opened for patient enrollment in September 2019 and completed enrollment in September 2021. The clinical trial was conducted at the University of Minnesota’s Masonic Cancer Center in Minneapolis, Minnesota under the direction of Dr. Erica Warlick and Dr. Mark Juckett.

Background and Select Non-Clinical Data

In conjunction with our research agreement with the Masonic Cancer Center at the University of Minnesota, the exploration of targeting NK cells to a variety of tumors initially focused on novel bi-specific killer engagers, or BiKEs, composed of the variable portions of antibodies targeting the CD16 activating receptor on NK cells and CD33 (AML and MDS; see figure below), B7H3 (solid tumors – breast, lung, colon, prostate), Her2 (Breast, Gastric), or CD19/CD22 (B cell lymphomas) on the tumor cells.

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

The CD33 -targeting TriKE® constructs was tested against three separate human tumor cell lines to evaluate specificity: CD33+ HL-60 (promyelocitic leukemia) cells, CD33, Raji (Burkitt’s lymphoma), and CD33- HT29 (colorectal adenocarcinoma). TriKE® (GTB-3550) activity was only seen against the CD33+ HL-60 cells containing a Luc reporter to allow for in vivo imaging of the tumors, were used to show in vivo efficacy of BiKE (1633) and TriKE® (GTB-3550) against relevant human tumor targets (HL-60-luc) over an extended period of time. The system consisted of initial conditioning of mice using radiation (250-275 cGy), followed by injection of the tumor cells (I.V. for HL-60-luc, a three-day growth phase, injection of human NK cells, and repeated injection of the drugs of interest, BiKE and TriKE® (three to five times a week). Imaging was carried out at Day 7, 14, and 21, and extended as needed. Subsequent studies were also carried out to evaluate other TriKEs expressing targeting arms against other tumor antigens (B7H3 and HER2 for instance).

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

Examples of our earlier stage solid tumor targeting product candidates are focused on CD33, B7-H3, Her2, CD19, CLEC12A, CD22, and CD133 alone and in combination. We believe these constructs have the potential to target prostate, breast, colon, ovarian, liver, and head and neck cancers. Depending on the availability of drug supply, we hope to initiate human clinical testing for certain of our solid tumor product candidates in 2023.

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

GTB-3550 is being replaced by a more potent next-generation camelid nanobody TriKE®, GTB-3650, targeting relapsed/refractory Acute Myeloid Leukemia (AML) and high-risk Myelodysplastic Syndromes (MDS).

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

These single-domain antibodies are thought to have certain attractive features for antibody engineering, including physical stability, ability to bind deep grooves, and increased production yields, amongst others. Pre-clinical studies demonstrated increased NK cell activation against CD33+ targets including NK cell degranulation (% CD107a+) and IFNg with the single-domain CD16 TriKE® (cam 16-wt15-33; GTB-3650) compared to the original TriKE® (scFv16-m 15-33; GTB-3550) (see figure below). These data were published by Felices M et al (2020) in Cancer Immunol Res.

CD33+ HL60 Targets

GTB-3650

GTB-3650 is a CD33 targeted TriKE® which targets CD33 on the surface of myeloid leukemias. We are advancing GTB-3650 through preclinical studies and anticipate filing an Investigational New Drug (IND) application in the first half of 2023. We further anticipate starting a study targeting patients with relapsed/refractory AML and high grade MDS by the end of 2023.

GTB-5550

GTB-5550 is a B7-H3 targeted TriKE® which targets B7-H3 on the surface of advanced solid tumors. We are advancing GTB-5550 through preclinical studies and have initiated a GMP manufacturing campaign in anticipation of filing an IND in the late second half of 2023 and starting a study targeting patients with B7-H3 positive solid tumors in the first half of 2024.

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

Employees and Human Capital Resources

At the date of this Annual Report, we have 2 full-time employees and eight consultants to carry on our operations. Many of our activities are outsourced to consultants who provide services to us on a project basis. As business activities require and capital resources permit, we will hire additional employees to fulfill our Company’s needs.

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

Available Information

We post our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, free of charge, on the Investors section of our public website (www.gtbiopharma.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC . In addition, you can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this annual report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

During the year ended December 31, 2022, the Company reported a net loss of $20.9 million and as of December 31, 2022 and had an accumulated deficit of $674.5 million. We have not generated any revenue to date and are not profitable, and have incurred losses in each year since our inception. We do not expect to generate any product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses for the foreseeable future as we expand research and development and clinical trial efforts.

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

We may not be successful in generating and/or maintaining operating cash flow, and the timing of our capital expenditures and other expenditures may not result in cash sufficient to sustain our operations through the commercialization of our product candidates. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a material adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

●	the accuracy of the assumptions underlying our estimates for capital needs in 2023 and beyond;

●	scientific and clinical progress in our research and development programs;

●	the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

●	our progress with pre-clinical development and clinical trials;

●	the time and costs involved in obtaining regulatory approvals;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

●	the number and type of product candidates that we pursue.

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

Our currently projected expenditures for 2023 include approximately $10.2 million for research and development. The actual cost of our programs could differ significantly from our current projections if we change our planned development process. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

We previously identified material weaknesses in our internal controls over financial reporting. While we have worked to remedy these weaknesses, if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

We previously identified material weaknesses in our internal control over financial reporting as a company, which resulted in unauthorized transactions involving our assets and common stock. As defined in Regulation 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis.

We have taken measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. However, such controls may become inadequate due to changes in conditions, or the degree of compliance with such policies or procedures may deteriorate, which could result in the discovery of additional material weaknesses and deficiencies. In any event, the process of determining whether our existing internal control over financial reporting is compliant with Section 404 of the Sarbanes-Oxley Act, or Section 404, and sufficiently effective requires the investment of substantial time and resources, including by certain members of our senior management.

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

Defense of any intellectual property infringement claims against us, regardless of their merit, would involve substantial litigation expense and would be a significant diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties, limit our business to avoid the infringing activities, pay royalties and/or redesign our infringing product candidates or methods, any or all of which may be impossible or require substantial time and monetary expenditure. Further, if we were to seek a license from the third-party holder of any applicable intellectual property rights, we may not be able to obtain the applicable license rights when needed or on commercially reasonable terms, or at all. The occurrence of any of the above events could prevent us from continuing to develop and commercialize one or more of our product candidates and our business could materially suffer.

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

We currently have two full-time employees and eight consultants to carry on our operations. Our interim Chief Executive Officer and Executive Chairman of the Board provides his services through a consulting arrangement. The loss of the services of any of our employees or consultants could delay our product development programs and our research and development efforts. In order to develop our business in accordance with our business strategy, we will have to hire additional qualified personnel, including in the areas of manufacturing, clinical trials management, regulatory affairs, finance, discovery biology, and business development. We will need to raise sufficient funds to hire and retain the necessary employees and consultants.

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

We have limited clinical testing and regulatory capabilities, and human clinical trials are subject to extensive regulatory requirements, which are very expensive, time-consuming and difficult to design and implement. Our products may fail to achieve necessary safety and efficacy endpoints during clinical trials, which may limit our ability to generate revenues from therapeutic products.

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

Our therapeutic immuno-oncology (IO) development programs face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of drugs and other therapies that target the same diseases and conditions that we are targeting with our product candidates. According to Global Data, Thematic Research: Immuno-Oncology (March 2021), as of December 2020, there are 4,822 industry-sponsored clinical trials for immuno-oncology with 422 drugs in development. Phase 2 trials constitute the majority of the IO pipeline, followed by early-stage molecules in Phase 1/2 and Phase 1. For late-stage pipeline products, 484 clinical trials are ongoing in Phase 3, and 51 are in Phase 2/3 development. There are currently 22 marketed immuno-oncology agents. Cancer vaccine products lead the category with 9 products followed by checkpoint modulators with 8 approved drugs. The indications with the most marketed IO agents in the United States are metastatic melanoma and non-small cell lung cancer, with 6 approved products each. The market value of bispecific antibodies, cancer vaccines, checkpoint modulators, cell therapies, and oncolytic viruses globally has increased sharply in the past 10 years with nearly $29 billion in 2019 compared to $370 million in 2010 .

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

Risks Related to Our Common Stock

There has been a limited public market for our common stock , and we do not know whether one will develop to provide you adequate liquidity. Furthermore, the trading price for our common stock, should an active trading market develop, may be volatile and could be subject to wide fluctuations in per-share price.

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

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market.

Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On February 22, 2023, we received a deficiency letter from The Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until August 21, 2023, to regain compliance with Rule 5550(a)(2). If at any time before August 21, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that we have achieved compliance and the matter will be closed. If we do not regain compliance with Rule 5550(a)(2) by August 21, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to provide written notice to Nasdaq of our intent to cure the deficiency during the second compliance period. If we fail to continue to meet all applicable continued listing requirements for The Nasdaq Capital Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, and our ability to obtain financing to repay debt and fund our operations.

Our outstanding warrants may affect the market price of our common stock.

As of December 31, 2022, we had approximately 32.7 million shares of common stock issued and outstanding and warrants outstanding for the purchase of up to 2,337,274 additional shares of common stock at an average exercise price of $5.30 per share, all of which are exercisable as of the date of this Annual Report (subject to certain beneficial ownership limitations). The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

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

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have research coverage by one securities analyst, and we may never obtain research coverage by additional analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our common stock may be negatively affected. In the event that we receive additional securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

ITEM 3. LEGAL PROCEEDINGS

In March 2023, the Company received a demand letter from an attorney representing an alleged holder of a convertible note which alleges that the Company did not deliver shares of common stock that were due on conversion in 2022. The demand letter contends that the Company is liable for per diem liquidated damages. The Company has denied liability and will defend any such claim vigorously if asserted.

On May 13, 2022, the Company made a claim against Michael Handelman, its former Chief Financial Officer, asserting that he misappropriated Company funds and shares of common stock, and failed to file the required SEC reports on Form 3 and Form 4 regarding each acquisition and disposition of the Company’s common stock. The Company seeks monetary damages estimated at $370,000; the return of shares of our common stock received without authorization and the disgorgement of any profits earned from the sale of those shares; a full accounting for all sums charged on the Company’s debit card, with payment to the Company for any charges that cannot be demonstrated to have a corporate purpose; an order directing Mr. Handelman to make all filings required by Section 16(a) of the 1934 Act; an award of all sums and shares improperly issued to members of Mr. Handelman’s family; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA) in New York City, New York, in accordance with its National Employment Dispute Resolution rules. In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. The Company agrees that any decisions of the arbitration panel will be binding and enforceable in any state in which the Company conducts the operation of its business. In accordance with California Labor Laws, the Company has designated Los Angeles, California as the venue for this arbitration. The Company is waiting to receive a hearing date from AAA.

On March 3, 2021, a complaint was filed by Sheffield Properties in the superior Court of California. County of Ventura. The litigation arose from a commercial lease entered into by GT Biopharma for office space in Westlake Village. In July, 2021 we entered into settlement agreement with Sheffield Properties in the amount of $100,000 that was paid in full on August 6, 2021.

On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion and by Daniel Vallera, as individuals. The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. The Plaintiffs allege breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. The Company filed an answer to the complaint denying many allegations and asserting affirmative defenses. The Company reached a settlement of the case and paid on March 4, 2022, $425,000 in full and final settlement of the claims. This amount was fully accrued at December 31, 2021 and paid on March 4, 2022.

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

Stockholders

As of March 30, 2023, there were 46 stockholders of record, which total does not include stockholders who hold their shares in “street name.” The transfer agent for our common stock is ComputerShare, whose address is 8742 Lucent Blvd., Suite 225, Highland Ranch, CO 80129.

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

Equity Compensation Plan Information

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Recent Issuances  of Unregistered Securities

The Company made the following issuances of its unregistered securities pursuant exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder during the year ended December 31, 2022:

●	The Company issued 526,857 shares of common stock in accordance with various consulting agreements.
●	The Company issued 1,222,281 shares of common stock in settlement of vendors payables.
●	The Company issued 337,702 shares of common stock upon conversion of notes payable.

Issuer Purchases of Equity Securities

We did not repurchase any shares during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should carefully review all information, including the discussion of risk factors under “Part I. Item 1A: Risk Factors” and elsewhere in this annual report. Any forward-looking statements in the Form 10-K are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-K to reflect subsequent events or circumstances.

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

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $674.5 million as of December 31, 2022. On a consolidated basis, the Company had cash and cash equivalents of $5.7 million and short-term investments of $10.8 million at December 31, 2022. We anticipate we will have to raise additional capital to fund our selling, general and administrative, and research and development expenses until we have a marketable product. There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

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

During the year ended December 31, 2022, the Company believes the COVID-19 pandemic did impact its operating results. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including the temporary closure of its corporate office and having team members work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Corporate Developments

On February 14, 2022, the Company appointed Manu Ohri as our Chief Financial Officer and Dr. Gavin Choy ceased serving as the Acting Chief Financial Officer.

Effective March 2, 2022, the Company appointed Michael Breen as Interim Chief Executive Officer. Dr. Berk ceased serving as the Company’s Interim Chief Executive Officer, but continued to serve as its President of Research & Development and Chief Medical Officer.

On June 9, 2022, Alan Urban joined as a member of the Company’s Board of Directors.

On December 8, 2022, Dr. Berk’s employment was terminated as the President of Research & Development and Chief Medical Officer.

On December 14, 2022, the Company appointed Dr. Jeffrey Miller as our consulting Chief Medical Officer and consulting Chief Scientific Officer.

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

As a result of the completion of the public offering and the successful listing of its shares of common stock on the Nasdaq Capital Market, convertible notes with an aggregate principal amount of $33.3 million and accrued interest of $5.5 million, for a total of $38.8 million, were mandatorily converted at its stated conversion rate of $3.40 per share into 11,413,322 shares of the Company’s common stock. The Company issued 11,086,024 shares of common stock to the note holders while the remaining 327,298 common shares, valued at $1.1 million, were issuable at December 31, 2021.

During the year ended December 31, 2022, the Company issued the remaining 327,298 common shares. In addition, the Company also issued an additional 10,404 shares of commons stock with a fair value of $35,000 as settlement to a noteholder.

Cancellation of common stock previously issued for services

The Company cancelled 290,999 previously issued shares of common stock during the year ended December 31, 2022.

Issuance of common stock as equity compensation to officers, employees and board of directors

As part of employment agreements with its former CEO and its former CFO (“Officers”), the Officers received a fully vested stock grant equal to an aggregate of 10% and 1.5% of the fully diluted shares of common stock of the Company (calculated with the inclusion of the current stock holdings of the CEO) upon conversion of options, warrants and Convertible Notes in association with a national markets qualified financing as consideration for entering into the Agreement (with such stock to vest and be delivered within 30 days after the national markets qualified financing). In addition, the Company also granted similar equity compensation to members of the Company’s board of directors wherein these directors received stock grants equal to 1% and 1.25% of the fully diluted shares of common stock of the Company. Pursuant to the agreement, approximately 33% of the common stock to be issued vested immediately while the remaining 67% vests over a period of two years. The Company has disputed the grants received by both executives. The disputes with the CEO were later resolved in a settlement. The disputes with the CFO are subject to a pending arbitration, which includes a challenge to the validity of his employment agreement.

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

During the year ended December 31, 2022,the Company issued 709,523 shares of common stock and recognized stock compensation expense of $2,522,000 to account the fair value of common stock that vested.

As of December 31, 2022, there were 44,818 unvested shares of common stock issued to officers, employees and directors with a fair value of $206,035 that will be recognized as stock compensation expense in future periods pursuant to its vesting term.

During the year ended December 31, 2021, the Company issued 3,774,967 shares of common stock and recognized stock compensation expense of $16,983,000 to account the fair value of common stock that vested.

Equity compensation to consultants

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

From January 2021 to June 2021, the Company granted a total of 1,275,032 shares of common stock with a fair value of $7,119,000 to consultants for services rendered.

In July 2022, the Company granted 20,882 shares of fully vested common stock with a fair value of $51,787 to R&D consultants for services rendered.

During the year ended December 31, 2022, the Company issued 526,857 shares of common stock and recognized stock compensation expense of $2,092,000 to account the fair value of common stock that vested.

As of December 31, 2022, there were 46,343 unvested shares of common stock issued to consultants with a fair value of $162,664 that will be recognized as stock compensation expense in future periods based upon their vesting term.

During the year ended December 31, 2021, the Company issued 3,082,406 shares of common stock and recognized stock compensation expense of $15,340,000 to account the fair value of common stock that vested.

Cancellation of common stock upon settlement with a former Officer

On April 29, 2022, the Company entered into a settlement agreement with its former Chief Executive Officer (“Officer”) and received 1,845,000 shares of its previously issued common stock in full and final settlement of all its claims against the Officer. The common stock was subsequently cancelled and returned to treasury. In addition, the Company incurred legal and professional expenses of $224,243. The legal and professional fees incurred were accounted as costs of the acquisition of the common stock and recorded as a reduction to additional paid in capital. Both the Company and the Officer released each other from claims under the settlement agreement.

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

University of Minnesota Scientific Research Agreement

We are a party to a scientific research agreement with the Regents of the University of Minnesota, effective June 16, 2021. This scientific research agreement aims to work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and, (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and, (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. The term of this agreement shall expire on June 30, 2023. The University of Minnesota shall use reasonable efforts to complete the project for a fixed sum of $2.1 million, of which $1.7 million has been incurred and recorded as of December 31, 2022.

Subcontract Manufacturing Agreement

On October 5, 2020, GT Biopharma entered into a Master Services Agreement with a third-party product manufacturer to perform biologic development and manufacturing services on behalf of the Company. Associated with this, the Company has subsequently signed five Statements of Work (“SOWs”) for the research and development of products for use in clinical trials. On August 24, 2022, the Company entered into a revised agreement with this third-party manufacturer and issued 1,222,281 shares of common stock with a fair value of $3.2 million as part of a payment arrangement. The shares were valued at $2.66 per share based on the closing price of the Company’s common stock on the date of the agreement. As part of the revised agreement, the Company paid to this third-party manufacturer $3.3 million in cash on specified dates. In addition, the Company and the third-party manufacturer agreed that services to be rendered in future periods, as specified in the agreement, will be paid or settled at the Company’s discretion, in a combination of cash and issuance of the Company’s common stock. The agreement also amended certain agreements executed in prior years which eliminated future financial commitments of the Company.

The SOWs agreements totaled approximately $13.0 million, of which $7.5 million was incurred at that date and an additional $5.5 million is in process. The Company was indebted $2.3 million to this third- party manufacturer as of December 31, 2022.

Clinical Trial Agreement

In September 2019, we executed clinical trial agreement with the Regents of the University of Minnesota, to commence enrollment in its first-in-human GTB-3550 TriKE® (CD16/IL-15/CD33) Phase 1, open-label, dose escalation clinical trial for the treatment of CD33-expressing, high risk myelodysplastic syndromes, refractory/relapsed acute myeloid leukemia or advanced systemic mastocytosis. The clinical trial was conducted at the University of Minnesota’s Masonic Cancer Center in Minneapolis, Minnesota under the direction of Dr. Erica Warlick and Dr. Mark Juckett. The primary objective of the trial was to determine safety and tolerability as well as the maximum tolerated dose of GTB-3550 TriKE®. The hypothesis was that GTB-3550 TriKE® would induce natural killer cell function by targeting malignant cells as well as CD33+ myeloid derived suppressor cells (MDSC) which contribute to tumor induced immunosuppression. Because CD16 is a potent activating receptor on NK cells, this single agent GTB-3550 investigational agent may induce a targeted anti-CD33+ tumor response. The phase 1 trial was completed in September 2021.

License Agreements

See discussion of Patents and Licenses above under Item 1: Business

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

Research and Development Expenses

During the years ended December 31, 2022 and 2021, we incurred $8.8 and $9.6 million of research and development expenses, respectively. Research and development expenses related to our continued development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising product candidates, decreased over the previous year by approximately $780,000 primarily due to reduction in stock compensation to employees and consultants. We anticipate our direct clinical and preclinical expenses to increase significantly in 2023 as we plan to advance our next generation GTB-3650 camelid nanobody product into the clinic.

Selling, general and administrative expenses

During the years ended December 31, 2022 and 2021, we incurred $12.4 million and $47.9 million of selling, general and administrative expenses, respectively. The decrease in selling, general and administrative expenses is primarily attributable to reduction in payroll and stock compensation expenses of approximately $27.0 million, reduction in marketing, promotion and investor relations expense of $3.6 million, reduction in travel expense of $484,000, and reduction in legal, professional and advisory board fees of $1.2 million for the year ended December 31, 2022 as compared to 2021. The Company managed to reduce expenses by better managing and controlling its payroll costs, legal and consulting expenses in 2022. During 2021, we incurred expenses that consisted primarily of personnel costs from our executive, legal, finance, and information technology organizations and related expenditures, as well as third party professional fees and insurance for the uplisting of our common shares on NASDAQ. Furthermore, the increase was due to the expenses incurred in support of our planned growth and new public company compliance initiatives in fiscal year 2021.

Other Income/Expense

Interest income was $292,000 and $38,000 for the years ended December 31, 2022 and 2021, respectively. Interest income increased primarily due to the interest earned on short-term investments due to higher interest rates.

We recorded interest expense of $8,000 and $718,000 for the years ended December 31, 2022 and 2021, respectively. The decrease in interest expense was due to the conversion of convertible notes payable to common shares during 2021. We did not have any outstanding convertible notes payable as of December 31, 2022.

The change in fair value of derivative liability was due to fair value remeasurement which resulted in a gain of $119,000 and $211,000 for the years ended December 31, 2022 and 2021, respectively.

The unrealized loss on marketable securities was due to fair value remeasurement of our marketable securities which resulted in a loss of $30,000 and $29,000 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. On January 4, 2023, the Company raised $6.5 million from an institutional investor by selling 3.6 million shares of common stock, and pre-funded warrants to purchase up to 2.9 million shares of common stock. During 2021, the Company raised $24.7 million through issuance of common stock, raised $16.4 million through the exercise of warrants and raised $1.2 million from a series of issuances of convertible notes. The Company reported $16.5 million of cash and short-term investments at December 31, 2022 and raised an additional $6.5 million on January 4, 2023. We anticipate that we will need cash of approximately $15.0 million for the next twelve months for selling, general and administrative expenses and research and development expenses. We expect the cash and short-term investments totaling $23.0 million will be sufficient to fund operations for the following 12 months, and anticipates raising additional funds when the Company embarks on Phase 1 trials.

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses since inception to December 31, 2022. The Company anticipates incurring additional losses until such time, it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to public offerings of equity and/or debt securities; and payments from potential strategic research and development, licensing and/or marketing arrangements with other pharmaceutical companies.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, assumptions used in deriving the fair value of derivative liabilities, share-based compensation and valuation of deferred tax assets. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for share-based awards to employees and nonemployees and consultants in accordance with the provisions of Accounting Standards Codification 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting period.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2022. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in the Control Environment and Risk Assessment components as set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.

During 2022, we commenced a remediation plan with the goal of remediating the material weaknesses. In carrying out the remediation plan, management modified existing key controls at a sufficient level of precision to identify, discuss, and address any segregation of duties and reliance on outside consultants issues, risk of executive override and insufficient written policies and procedures for accounting and financial reporting for the requirements and application of GAAP and SEC Guidelines. During the fourth quarter of 2022, we completed our testing of these control matrices and evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the COSO framework. Based upon our evaluation, we concluded that our internal controls over financial reporting are operating effectively with a significant level of precision, and that the material weaknesses reported as of December 31, 2021 were fully remediated as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal accounting officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company

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

As of December 31, 2022, our management, including our interim Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. In making this assessment, we used the criteria set forth by the COSO framework. Based upon our evaluation, we concluded that our internal controls over financial reporting were operating effectively with a significant level of precision as of December 31, 2022.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following documents are furnished as exhibits to this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/2002	3.A
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011	10-K	03/31/2011	3.2
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017	8-K/A	03/15/2018	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021	8-K	02/11/2021	3.1
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective June 13, 2022				X
3.6	Amended and Restated Bylaws of GT Biopharma, Inc., effective November 3, 2022	8-K	11/09/2022	3.1
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	8-K	04/04/2019	3.1
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	10-K	04/16/2021	4.2
4.3	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended				X
10.1	Exclusive License Agreement, dated July 18, 2016, between the Regents of the University of Minnesota and Oxis Biotech, Inc.	10-Q	08/11/2017	10.3
10.2	License Agreement, dated September 3, 2015, among Daniel A. Vallera, Jeffrey Lion and Oxis Biotech, Inc.	10-Q	08/11/2017	10.4
10.3	Clinical Trial Agreement, dated September 2019, between the Regents of the University of Minnesota and GT Biopharma, Inc.	10-Q	5/15/2020	10.7
10.4	Note Conversion Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/2017	10.5
10.5	Amendment Agreement related to Note Conversion Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/2017	10.8
10.6	Warrant Exercise Agreement, dated August 29, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/2017	10.6
10.7	Amendment Agreement related to Warrant Exercise Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/2017	10.9
10.8	Preferred Stock Exchange Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/2017	10.7
10.9	Amendment Agreement related to Preferred Stock Exchange Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/2017	10.10
10.10	Securities Purchase Agreement, dated January 9, 2017, among OXIS International, Inc. and the purchasers named therein	8-K	01/13/2017	10.1
10.11	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/2017	10.2

10.12	Form of Common Stock Purchase Warrant (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/2017	10.3
10.13	Securities Purchase Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	01/23/2018	10.1
10.14	Registration Rights Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	01/23/2018	10.2
10.15	Form of Senior Convertible Note (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	01/23/2018	10.3
10.16	Form of Warrant to Purchase Common Stock (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	01/23/2018	10.4
10.17	Securities Purchase Agreement, dated August 2, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/03/2018	10.1
10.18	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated August 2, 2018)	8-K	08/03/2018	4.1
10.19	Stock Pledge Agreement, dated August 2, 2018, by the Pledgors named therein for the benefit of Grushko & Mittman, P.C.	10-Q	08/14/2018	10.10
10.20	Security Purchase Agreement, dated September 7, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/07/2018	10.1
10.21	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 7, 2018)	8-K	09/07/2018	4.1
10.22	Security Purchase Agreement, dated September 24, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/28/2018	10.1
10.23	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 24, 2018)	8-K	09/28/2018	4.1
10.24	Securities Purchase Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/2019	10.1
10.25	Registration Rights Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/2019	10.3
10.26	Form of Secured Convertible Note (related to Securities Purchase Agreement, dated February 4, 2019)	8-K	02/06/2019	4.1
10.27	Security Agreement, dated February 4, 2019, among GT Biopharma, Inc. and Alpha Capital Anstalt, as collateral agent	8-K	02/06/2019	10.2
10.28	Securities Purchase Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/2019	10.1
10.29	Registration Rights Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/2019	10.2
10.30	Form of Convertible Note (related to Securities Purchase Agreement, dated May 22, 2019)	8-K	05/24/2019	4.1
10.31	Securities Purchase Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/20/2019	10.1
10.32	Registration Rights Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/20/2019	10.2
10.33	Form of Convertible Note (related to Securities Purchase Agreement, dated August 20, 2019)	8-K	08/20/2019	4.1
10.34	Securities Purchase Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/2020	10.1
10.35	Registration Rights Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/2020	10.2
10.36	Form of Convertible Note (related to Securities Purchase Agreement, dated January 30, 2020)	10-Q	05/15/2020	10.3
10.37	Form Securities Purchase Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/2020	10.4
10.38	Form of Registration Rights Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/2020	10.5
10.39	Form of Convertible Note (related to Securities Purchase Agreement executed in April/May 2020)	10-Q	05/15/2020	10.6
10.40	Securities Purchase Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/2020	10.1

10.41	Registration Rights Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/2020	10.3
10.42	Form of Convertible Note (related to Securities Purchase Agreement, dated July 7, 2020)	8-K	07/09/2020	4.1
10.43	Form of Standstill and Forbearance Agreement, dated June 23, 2020, between the Company and certain holders of convertible notes and debentures	8-K	06/23/2020	10.1
10.44	Settlement Agreement, dated June 19, 2020, among GT Biopharma, Inc., Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, Anthony Cataldo and Paul Kessler.	8-K	06/19/2020	10.1
10.45	Form of Convertible Note, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/2020	10.1
10.46	Form of Pre-Funded Warrant to Purchase Common Stock, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/2020	10.1
10.47	Consultant Agreement, dated February 14, 2018, among GT Biopharma, Inc., Georgetown Translational Pharmaceuticals, Inc. and Anthony J. Cataldo	8-K	2/21/2018	10.3
10.48	Employment agreement with Anthony Cataldo++	10-Q	8/14/2020	10.11
10.49	Form of Convertible Note (related to Securities Purchase Agreement, dated September 16, 2020)	8-K	9/22/2020	4.1
10.50	Securities Purchase Agreement, dated September 16, 2020, among GT Biopharma, Inc. and the purchasers named therein	8-K	9/22/2020	10.1
10.51	Master Services Agreement, dated October 5, 2020, between GT Biopharma, Inc. and Cytovance Biologics, Inc.	8-K	10/6/2020	10.1
10.52	Form of First Amendment and Extension of Standstill and Forbearance Agreement	8-K	11/4/2020	10.1
10.53	Form of Secured Convertible Note	8-K	11/9/2020	4.1
10.54	Securities Purchase Agreement	8-K	11/9/2020	10.1
10.55	Settlement Agreement, dated as of November 9, 2020, by and among Adam Kasower, East Ventures, Inc., A British Virgin Islands company, SV Booth Investments III, LLC, a Delaware limited liability company and Theorem Group, LLC, a California LLC and GT Biopharma Inc., a Delaware corporation.	10-Q	11/13/2020	10.19
10.56	Form of Settlement Note, dated November 9, 2020.	10-Q	11/13/2020	10.20
10.57	Board Service Agreement with Bruce Wendel, dated November 11, 2020++	10-Q	11/13/2020	10.22
10.58	Board Service Agreement with Greg Berk, dated November 11, 2020++	10-Q	11/13/2020	10.23
10.59	Consultant Agreement with Michael Handelman, dated November 13, 2020++	10-Q	11/13/2020	10.24
10.60	Form of Amendment to Convertible Note & Standstill Agreement	8-K	12/23/2020	10.1
10.61	Settlement Agreement, dated as of December 22, 2020, by and among Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, Anthony Cataldo, Paul Kessler and GT Biopharma Inc., a Delaware corporation.	8-K	12/28/2020	10.1
10.62	Settlement Note, dated December 22, 2020, by GT Biopharma Inc. payable to Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	8-K	12/28/2020	10.2
10.63	Form of Second Amendment and Extension of Standstill and Forbearance Agreement.	8-K	02/1/2020	10.1
10.64	Form of Amendment to Convertible Note, dated January 31, 2021	8-K	02/1/2020	10.2
10.65	Board Service Agreement with Rajesh Shrotriya, dated January 12, 2021.++	S-1/A	02/08/2021	10.69
10.66	Board Service Agreement with Michael Breen, dated January 12, 2021. ++	S-1/A	02/08/2021	10.70

10.67	Amendment to Settlement Note with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	S-1/A	02/08/2021	10.71
10.68	Form of Securities Purchase Agreement - December 2020 / January 2021 Notes	S-1/A	02/08/2021	10.72
10.69	Form of December 2020 / January 2021 Note	S-1/A	02/08/2021	10.73
10.70	Amended and Restated Employment Agreement with Anthony Cataldo, dated April 23, 2021.++	10-Q	5/17/2021	10.1
10.71	Amended and Restated Employment Agreement with Michael Handelman, dated April 23, 2021.++	10-Q	5/17/2021	10.2
10.72	Amended and Restated Employment Agreement with Dr. Gregory Berk, dated April 23, 2021.++	10-Q	5/17/2021	10.3
10.73	Exclusive License Agreement with Regents of the University of Minnesota, dated March 26, 2021.	10-K	03/28/2022	10.73
10.74	Research Agreement with Regents of the University of Minnesota, dated June 16, 2021.	10-K	03/28/2022	10.74
10.75	Sublease Agreement dated November, 2021, between Aimmune Therapeutics, Inc. (Sublandlord) and GT Biopharma, Inc. (Subtenant)	10-K	03/28/2022	10.75
10.76	Employment Agreement with Michael Breen, entered into as of December 31, 2021 with an effective date of November 8, 2021. ++	10-K	03/28/2022	10.76
10.77	Board Service Agreement with Michael Breen dated November 11, 2020++	10-Q	05/16/2022	10.1
10.78	Employment Agreement with Manu Ohri dated May 15, 2022++	10-Q	05/16/2022	10.2
10.79	Settlement and Investment Agreement dated August 24, 2022, by and between GT Biopharma, Inc. and Cytovance Biologics, Inc.**	10-Q	10/31/2022	10.1
10.80	Form of Securities Purchase Agreement, dated December 2022, by and between GT Biopharma, Inc. and the purchasers named therein.	8-K	01/03/2023	10.1
10.81	Form of Common Warrant	8-K	01/03/2023	4.1
10.82	Form of Pre-Funded Warrant	8-K	01/03/2023	4.2
10.83	Form of Placement Agent Warrant	8-K	01/03/2023	4.3
14.1	Code of Ethics	10-K	03/31/2015	14.1
21.1	Subsidiaries of GT Biopharma, Inc.	10-K	03/31/2015	21.1
23.1	Consent of Weinberg & Company, P.A.				X
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

++ Indicates management contract or compensatory plan.

* This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

**The Registrant has omitted portions of this exhibit that are both not material and the type of information that the Registrant treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Biopharma, Inc.

Dated: March 30, 2023	By:	/s/ Manu Ohri
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

Name	Position	Date

/s/ Michael Breen	Executive Chairman of the Board and	March 30, 2022
Michael Breen	Interim Chief Executive Officer (Principal Executive Officer)

/s/ Manu Ohri	Chief Financial Officer	March 30, 2022
Manu Ohri	(Principal Financial and Accounting Officer)

/s/ Bruce Wendel	Vice Chairman of the Board	March 30, 2022
Bruce Wendel

/s/ Rajesh Shrotriya	Director	March 30, 2022
Rajesh Shrotriya, M.D.

/s/ Alan Unban	Director	March 30, 2023
Alan Urban

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of GT Biopharma, Inc.

Brisbane, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GT Biopharma, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Liquidity Assessment

As described in note 2 to the consolidated financial statements, the Company’s consolidated financial statements have been prepared on a going concern basis, as management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than 12 months from the date of issuance of these consolidated financial statements. For the year ended December 31, 2022, the Company incurred a net loss of $20.9 million and net cash used in operating activities was $15.2 million. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to (i) estimation of amount and timing of cash outflows and cash inflows; and (ii) determining what future expenditures are committed and what could be considered discretionary.

The principal considerations for our determination that performing procedures relating to the liquidity assessment is a critical audit matter are the significant judgments made by management in estimating the future cash flow requirements of the Company based on budgets and forecasts and in developing the related assumptions. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s liquidity assessment and the development of assumptions included in the estimated future cash flows.

We have served as the Company’s auditor since December 2020.

Weinberg & Company, P.A.
Los Angeles, California
March 30, 2023

GT BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Par Value and Share Data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$5,672	$8,968
Short-term investments	10,836	23,011
Prepaid expenses and other current assets	54	190
Total Current Assets	16,562	32,169

Operating lease right-of-use asset	165	-
Deposits	9	-
TOTAL ASSETS	$16,736	$32,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,140	$8,189
Accrued expenses	1,669	1,901
Operating lease liability, current	110	-
Line of credit	-	31
Derivative liability	19	138
Total Current Liabilities	4,938	10,259

Non-current operating lease liability	64	-
Total Liabilities	5,002	10,259

Stockholders’ Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series C - 96,230 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	1
Common stock, par value $0.001, 250,000,000 shares authorized, 32,722,452 shares and 32,061,989 shares issued and outstanding as of December 31, 2022 and 2021, respectively	33	32
Common stock issuable, 0 shares and 327,298 shares at December 31, 2022 and 2021, respectively	-	1,113
Additional paid in capital	686,168	674,348
Accumulated deficit	(674,468)	(653,584)
Total Stockholders’ Equity	11,734	21,910

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,736	$32,169

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Data)

	For the Year Ended
	December 31,
	2022	2021
Revenues	$-	$-

Operating Expenses:
Research and development (including $718 and $0 of stock compensation to officers, directors and employees during the years ended December 31, 2022 and 2021, respectively)	8,811	9,591

Selling, general and administrative (including $3,903 and $17,234 of stock compensation to officers, directors and employees during the years ended December 31, 2022 and 2021, respectively)	12,446	47,924
Total Operating Expenses	21,257	57,515

Loss from Operations	(21,257)	(57,515)

Other (Income) Expense
Interest income	(292)	(38)
Interest expense	8	718
Change in fair value of derivative liability	(119)	(211)
Unrealized loss on marketable securities	30	29
Total Other (Income) Expense	(373)	498

Net Loss	$(20,884)	$(58,013)

Net Loss Per Share - Basic and Diluted	$(0.66)	$(2.06)

Weighted average common shares outstanding - basic and diluted	31,868,024	28,155,624

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	2,450	$3	5,218	$5	-	$-	$566,356	$(595,797)	$(29,433)
Extinguishment of debt discount upon adoption of ASU 2020-06	-	-	-	-	-	-	(4,745)	226	(4,519)
Conversion of Preferred Series J-1 to common stock	(2,354)	(2)	692	1	-	-	1	-	-
Common shares issued upon mandatory conversion of notes payable and accrued interest	-	-	11,086	11	327	1,113	37,675	-	38,799
Common shares issued upon exercise of warrants	-	-	3,074	3	-	-	16,430	-	16,433
Issuance of common stock in public offering, net of cost	-	-	4,945	5	-	-	24,674	-	24,679
Issuance of common stock for research and development agreement	-	-	190	-	-	-	1,355	-	1,355
Issuance of common stock as equity compensation to consultants	-	-	3,082	3	-	-	15,337	-	15,340
Issuance of common stock as equity compensation to officers and board of directors	-	-	3,775	4	-	-	16,979	-	16,983
Fair value of vested stock options	-	-	-	-	-	-	251	-	251
Extinguishment of derivative liability	-	-	-	-	-	-	35	-	35
Net loss	-	-	-	-	-	-	-	(58,013)	(58,013)
Balance, December 31, 2021	96	1	32,062	32	327	1,113	674,348	(653,584)	21,910

Cancellation of common stock previously issued for services	-	-	(291)	-	-	-		-	-
Cancellation of common stock previously issued to prior CEO	-	-	(1,845)	(2)	-	-	(222)	-	(224)
Common stock issued upon conversion of notes payable	-	-	338	-	(327)	(1,113)	1,148	-	35
Issuance of common stock as equity compensation to officers, employees, and board of directors	-	-	710	1	-	-	2,521	-	2,522
Issuance of common stock as equity compensation to consultants	-	-	527	1	-	-	2,091	-	2,092
Fair value of vested stock options	-	-	-	-	-	-	3,032	-	3,032
Issuance of common stock in settlement of vendor payable	-	-	1,222	1	-	-	3,250	-	3,251
Net loss	-	-	-	-	-	-	-	(20,884)	(20,884)
Balance, December 31, 2022	96	$1	32,723	$33	-	$-	$686,168	$(674,468)	$11,734

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,884)	$(58,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – consultants and research and development	2,522	16,695
Stock based compensation - officers, employees and board of directors	2,092	16,983
Stock based compensation - vested stock options	3,032	251
Fair value of common stock issued to a noteholder as settlement	35	-
Convertible notes payable issued for consulting services	-	720
Change in fair value of derivative liability	(119)	(211)
Change in operating lease right-of-use assets	95	-
Gain from extinguishment of line of credit	(31)	-
Unrealized loss on marketable securities	30	29
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	136	174
(Increase) in deposits	(9)	-
(Decrease) increase in accounts payable and accrued expenses	(2,030)	7,077
Decrease in operating lease liability	(86)	-
Increase in accrued interest	-	689
Net Cash Used in Operating Activities	(15,217)	(15,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales (purchases) of investments	12,145	(23,040)
Net Cash Provided by (Used in) Investing Activities	12,145	(23,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	24,679
Cancellation of common stock upon settlement with former officer	(224)	-
Proceeds from exercise of warrants	-	16,433
Proceeds from issuance of notes payable	-	1,205
Net Cash (Used in) Provided by Financing Activities	(224)	42,317

Net (Decrease) Increase in Cash	(3,296)	3,671
Cash at Beginning of Period	8,968	5,297
Cash at End of Period	$5,672	$8,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets exchanged for lease liabilities	$260	$-
Extinguishment of unamortized debt discount and adjustment to accumulated deficit upon adoption of ASU 2020-06	$-	$4,745
Common stock issued upon conversion of notes payable and accrued interest	$-	$38,799
Common stock issued upon settlement of vendor payable	$3,251	$-
Accounts payable reclassified to convertible notes	$-	$525
Extinguishment of derivative liabilities	$-	$35
Conversion of Series J Preferred Stock to Common Stock	$-	$2

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Note 1 – Organization and Operations

In 1965, the corporate predecessor of GT Biopharma Inc. (the “Company”), Diagnostic Data, Inc., was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972, and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. In July 2017, the Company changed its name to GT Biopharma, Inc.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded a net loss of $20.9 million of which $7.7 million resulted from non-cash stock compensation, and used cash in operations of $15.2 million for the year ended December 31, 2022. The Company had a cash and short-term investments balance of $16.5 million at December 31, 2022. On January 4, 2023, the Company raised an additional $6.5 million of cash through an equity issuance (see Note 11). Management anticipates that the $23.0 million of cash and cash equivalents and short-term investments available following the stock issuance are adequate to satisfy the liquidity needs of the Company for at least one year from the date the Company’s 2022 consolidated financial statements are issued.

Historically, the Company has financed its operations through public and private sales of common stock, issuance of preferred stock, issuance of convertible debt instruments, and strategic collaborations. There can be no assurances that the Company will be able to secure additional financing on acceptable terms. In the event that the Company does not generate sufficient cash flows from investing and financing activities, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

COVID-19

The global COVID-19 pandemic continues to present uncertainty and unforeseeable risks to GT Biopharma’s operations and business plan. The Company has closely monitored recent developments, including the lifting of COVID-19 safety measures, the spread of new strains or variants of the coronavirus (such as the Delta and Omicron variants), and supply chain and labor shortages. Thus, the full impact of the COVID-19 pandemic on the business and operations remains uncertain and will vary depending on the pandemic’s future impact on the third parties with whom the Company does business, as well as any legal or regulatory consequences resulting therefrom. The Company has been following the recommendations of health authorities to minimize exposure risk for its team members and may take further actions that alter our operations, including any required by federal, state or local authorities, or that it determines are in the best interests of its employees and other third parties with whom GT Biopharma does business.

Accounting Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, assumptions used in deriving the fair value of derivative liabilities, share-based compensation and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying consolidated financial statements. As of December 31, 2022, total cash and cash equivalents which consist of cash and money market funds, amounted to approximately $5.7 million.

The Company also invested its excess cash in commercial paper and corporate notes and bonds. Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our businesses. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying consolidated statements of operations. As of December 31, 2022, total short-term investments amounted to approximately $10.8 million.

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

The carrying amount of the Company’s derivative liability of $18,700 at December 31, 2022 and $138,000 at December 31, 2021 was based on Level 3 measurements.

The carrying amounts of the Company’s other financial assets and liabilities, such as cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and notes payable, approximate their fair values because of the short maturity of these instruments.

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

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, employees and consultants for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock based payments to officers, directors, employees and consultants, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

Leases

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments

Net Loss Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock issuable upon exercise of stock options and warrants have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

The following shares were excluded in the computation of the diluted net loss per share because their effect is anti-dilutive:

	December 31,
	2022	2021
Warrants to purchase common stock	2,337,274	2,337,274
Options to purchase common stock	1,630,452	302,500
Total anti-dilutive securities	3,967,726	2,639,774

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

The Company has a significant concentration of expenses incurred and accounts payable from a single vendor. Please see Note 4 for further information.

Segments

The Company determined its reporting units in accordance with “Segment Reporting” (“ASC 280”). Management evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Effective January 1, 2021, the Company adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in a decrease to additional paid-in capital of $4.5 million (see Note 5).

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Effective January 1, 2022, the Company adopted ASU 2021-04 using a prospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	December 31, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$10,866	$—	$(30)	$10,836
Total	$10,866	$—	$(30)	$10,836

	December 31, 2021
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$23,040	$—	$(29)	$23,011
Total	$23,040	$—	$(29)	$23,011

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments, in thousands):

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,505	$5,505	$—	$—
Corporate notes and commercial paper	10,836	10,836	—	—
Total financial assets	$16,341	$16,341	$—	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,484	$5,484	$—	$—
Corporate notes and commercial paper	23,011	23,011	—	—
Total financial assets	$28,495	$28,495	$—	$—

Note 4 – Accounts Payable

Accounts payable consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable to a third-party manufacturer	$2,283	$6,335
Other accounts payable	857	1,854
Total accounts payable	$3,140	$8,189

The Company relies on a third-party contract manufacturing operation to produce and/or test our compounds used in our potential product candidates.

On October 5, 2020, the Company entered into a Master Services Agreement with a third-party product manufacturer to perform biologic development and manufacturing services on behalf of the Company. Associated with this, the Company has subsequently signed five Statements of Work for the research and development of products for use in clinical trials. The Company’s commitments in relation to these Statements of Work and any related Change Orders totaled approximately $13.0 million. There was no outstanding liability with this third-party product manufacturer as of December 31, 2020.

During the year ended December 31, 2021, the Company recorded research and development expenses of $6.5 million related to the services rendered by this third-party product manufacturer and paid $142,500. In addition, the Company also issued 189,753 shares of common stock with a fair value of $1.4 million pursuant to this Master Services Agreement. As of December 31, 2021, the outstanding balance due to this third-party product manufacturer amounted to $6.3 million.

On August 24, 2022, the Company entered into an agreement with this third-party manufacturer and issued 1,222,281 shares of common stock with a fair value of $3.2 million as part of a payment agreement. The shares were valued at $2.66 per share based on the closing price of the Company’s common stock on the date of the agreement. As part of the agreement, the Company also paid this third-party manufacturer $1.3 million on September 1, 2022, $1.0 million on October 3, 2022, and $1.0 million in November 2022. In addition, the Company and the third-party manufacturer agreed that services to be rendered in future periods, as specified in the agreement, will be paid or settled at the Company’s discretion, in a combination of cash and issuance of the Company’s common stock. The agreement also amended certain agreements executed in prior years which eliminated future financial commitments of the Company.

During the year ended December 31, 2022, the Company recorded research and development expenses in the aggregate of $3.6 million for services rendered by this third-party product manufacturer and made additional payments of $900,000.

As of December 31, 2022, the Company was indebted $2.3 million to this third-party product manufacturer and was reported as part of accounts payable in the accompanying balance sheet.

Note 5 – Convertible Notes Payable

The following activity occurred during the year ended December 31, 2021:

A.	Notes Payable Issued for Cash

As part of the Company’s financing activities, the Company issued convertible notes payable in exchange for cash. As of December 31, 2020, the outstanding balance of these notes amounted to $24.1 million.

In January 2021, the Company issued similar notes payable in exchange for cash of $1.2 million. On February 16, 2021, in accordance with the note agreements upon completion of an equity offering, these notes were mandatorily converted at a conversion rate of $3.40 per share into 7,438,235 shares of the Company’s common stock.

B.	Notes Payable Issued for Settlement Agreements

In fiscal 2019 and 2020, the Company issued its convertible notes payable to resolve claims and disputes pertaining to certain debt and equity instruments issued by the Company in prior years. As of December 31, 2020, the outstanding balance of these notes payable for settlement agreements amounted to $2.5 million.

On February 16, 2021 in accordance with the note agreements upon completion of an equity offering, these notes were mandatorily converted at a conversion rate of $3.40 per share into 743,529 shares of the Company’s common stock.

C.	Notes Payable Issued for Forbearance Agreements

On June 23, 2020, the Company entered into Standstill and Forbearance Agreements (collectively, the “Forbearance Agreements”) with the holders of $13.2 million aggregate principal amount of the Convertible Notes (the “Default Notes”), which were in default. As of December 31, 2020, the outstanding balance of the notes payable amounted to $3.8 million.

On February 16, 2021 in accordance with the note agreements upon completion of an equity offering, these notes were mandatorily converted at a conversion rate of $3.40 per share into 1,132,059 shares of the Company’s common stock.

D.	Notes Payable issued for Consulting Agreements

As of December 31, 2020, the outstanding balance of convertible notes payable issued in exchange for consulting services amounted to $0.4 million.

In January 2021, the Company issued additional notes payable of $0.7 million in exchange for consulting services as well as a note payable of $0.5 million in exchange for cancellation of an unpaid consulting fee recorded and incurred in fiscal 2020.

On February 16, 2021 in accordance with the note agreements upon completion of an equity offering, these notes were mandatorily converted at a conversion rate of $3.40 per share into 472,059 shares of the Company’s common stock.

As of December 31, 2020, the Company accrued interest of $4.8 million related to all outstanding convertible notes payable. In addition, during the period ended December 31, 2021, the Company accrued interest of $0.7 million. As a result of the mandatory conversion of the Company’s notes payable, on February 16, 2021, total accrued interest amounting to $5.5 million was converted to 1,627,440 shares of common stock.

In total, notes payable of $38.8 million ($33.3 million principal and accrued interest of $5.5 million) were mandatorily converted to 11,413,322 shares of common stock of which, 11,086,024 shares of common stock were issued in fiscal 2021 and the remaining 327,298 shares were issued in fiscal year 2022.

Adoption of ASU 2020-06

In fiscal 2020, the Company recorded a note/debt discount of $4.7 million to account for the beneficial conversion feature that existed on the date of issuance of certain convertible notes payable. The debt discount was being amortized to interest expense over the term of the corresponding convertible notes payable.

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. As a result of the adoption of ASU 2020-06, the Company extinguished its previously recorded debt discount of $4.7 million by charging the opening additional paid in capital at January 1, 2021. In addition, the Company also adjusted accumulated deficit to account for the derecognition of the $0.2 million interest expense due to the amortization of the debt discount that was recorded in fiscal 2020. As a result of these adjustments, the unamortized debt discount of $4.5 million was extinguished during the year ended December 31, 2021.

Note 6 – Derivative Liability

During the year ended December 31, 2020, the Company issued certain warrants that contained a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder upon occurrence of certain change in control type events. In accordance with ASC 480, the fair value of these warrants is classified as a liability in the Consolidated Balance Sheets and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.22%	1.26%
Expected volatility	109%	129%
Expected life (in years)	2.6 years	3.6 years
Expected dividend yield	-	-

Fair value of warrants (in thousands)	$19	$138

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

During 2021, 2,826 warrants were exercised which resulted in an extinguishment of derivative liability charge of $0.03 million. The Company recognized a net gain of $0.12 million and $0.21 million for the years ended December 31, 2022 and 2021, respectively, to account for the change in fair value of the derivative liability.

	December 31, 2022 (in thousands)	December 31, 2021 (in thousands)
Beginning Balance	$138	$384
Addition	-	-
Extinguishment	-	(35)
Change in fair value	(119)	(211)
Ending Balance	$19	$138

Note 7 – Stockholders’ Equity

The Company is authorized to issue 250,000,000 shares of common stock , par value of $0.001 as of December 31, 2022.

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

Common Stock

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

As a result of the completion of the public offering and the successful listing of its shares of common stock on the Nasdaq Capital Market, convertible notes with an aggregate principal amount of $33.3 million and accrued interest of $5.5 million, for a total of $38.8 million, were mandatorily converted at its stated conversion rate of $3.40 per share into 11,413,322 shares of the Company’s common stock. The Company issued 11,086,024 shares of common stock to these note holders while the remaining 327,298 common shares, valued at $1.1 million, were issuable at December 31, 2021. For financial reporting purposes, as of December 31, 2021, the Company reported the $1.1 million as common stock issuable to account for the estimated balance of the converted notes payable and accrued interest that the Company had not yet issued the corresponding common stock.

During the year ended December 31, 2022, the Company issued the remaining 327,298 common shares issuable at December 31, 2021 valued at $1.1 million. In addition, the Company also issued an additional 10,404 shares of commons stock with a fair value of $35,000 as settlement with a noteholder.

 Cancellation of common stock previously issued for services

The Company cancelled 290,999 previously issued shares of common stock during the year ended December 31, 2022.

Issuance of common stock as equity compensation to officers, employees and board of directors

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Market. As such, 4,379,407 shares of its common stock were granted to these officers, employees and directors, which had a fair value of $18.6 million at the date of Grant. Since the grant of the common stock is subject to milestone or performance conditions, such awards will be recorded as compensation expense as the milestone or performance condition are met and in accordance with its vesting terms.

During the year ended December 31, 2021, the Company issued 4,040,524 shares of common stock and recognized stock compensation expense of $16.9 million to account the fair value of common stock that vested under this award. Also in 2021, the Company cancelled 278,058 shares of common stock granted to a Board member in February 2021 and issued 12,500 shares of common stock with a fair value of $38,000 to an employee for services rendered.

During the year ended December 31, 2022, the Company issued 312,815 shares of common stock and recognized stock compensation expense of $1.5 million to account the fair value of common stock that vested.  Also in 2022, the Company issued 396,708 shares of common stock with a fair value of $994,000 to certain officers of the Company for services rendered.

As of December 31, 2022, there were 44,818 unvested shares of common stock issued to officers, employees and directors with a fair value of $206,035 that will be recognized as stock compensation expense in future periods pursuant to its vesting term.

Equity compensation to consultants

On February 16, 2021, the Company completed its equity offering and listed its shares of common stock on the Nasdaq Capital Market. As such, 2,850,090 shares of its common stock were granted to consultants, which had a fair value of $10.7 million at the date of Grant. Since the grant of the common stock is subject to milestone or performance conditions, such awards will be recorded as compensation expense as the milestone or performance condition are met and in accordance with its vesting terms.

During the year ended December 31, 2021, the Company issued 2,432,895 shares of common stock and recognized stock compensation expense of $9.2 million to account the fair value of common stock that vested under this award. Also in 2021, the Company issued 649,511 shares of common stock with a fair value of $6.1 million to consultants for services rendered.

During the year ended December 31, 2022, the Company issued 370,744 shares of common stock and recognized stock compensation expense of $1.3 million to account the fair value of common stock that vested under this award. Also in 2022, the Company issued 156,113 shares of fully vested common stock with a fair value of $791,000 to consultants for services rendered.

As of December 31, 2022, there were 46,343 unvested shares of common stock issued to consultants with a fair value of $162,664 that will be recognized as stock compensation expense in future periods pursuant to its vesting term.

Cancellation of common stock upon settlement with a former Officer

On April 29, 2022, the Company entered into a settlement agreement with its former Chief Executive Officer (“Officer”) and received 1,845,000 shares of its previously issued common stock in full and final settlement of all its claims against the Officer. The common stock was subsequently cancelled and returned to treasury. In addition, the Company incurred legal and professional expenses of $224,243. The legal and professional fees incurred were accounted as costs of the acquisition of the common stock and recorded as a reduction to additional paid in capital. Both the Company and the Officer released each other from claims under the settlement agreement.

Preferred Stock

A.	Series C Preferred Stock

At December 31, 2022 and 2021, there were 96,230 shares of Series C Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of stock splits in previous years, the 96,230 shares of Series C Preferred Stock are not convertible. Shares of Series C Preferred Stock have no voting rights. Similarly, as there are no conversion rights, in the event of liquidation, the holders of the Series C Preferred Stock shall not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not entitled to any dividends if and when declared by the Company’s board of directors. No dividends to holders of the Series C Preferred Stock were issued or unpaid through December 31, 2022 and 2021.

B.	Series J-1 Preferred Stock

The Company is authorized to issue its Series J-1 Preferred Stock with a par value of $0.01 per share. Shares of the Series J Preferred Stock were convertible at any time, at the option of the holders, into shares of the Company’s common stock at an effective conversion price of $3.40 per share, subject to adjustment for, among other things, stock dividends, stock splits, combinations, reclassifications of our capital stock and mergers or consolidations, and subject to a beneficial ownership limitation which prohibits conversion if such conversion would result in the holder (together with its affiliates) being the beneficial owner of in excess of 9.99% of the Company’s common stock. Shares of the Series J Preferred Stock had the same voting rights as shares of the Company’s common stock, with the holders of the Series J Preferred Stock entitled to vote on an as-converted-to-common stock basis, subject to the beneficial ownership limitation described above, together with the holders of the Company’s common stock on all matters presented to the Company’s stockholders. The Series J Preferred Stock are not entitled to any dividends (unless specifically declared by the Board), but would participate on an as-converted-to-common-stock basis in any dividends to the holders of the Company’s common stock. In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series J Preferred Stock would be on parity with the holders of the Company’s common stock and would participate, on a on an as-converted-to-common stock basis, in any distribution to holders of the Company’s common stock. As of December 31, 2020, total Series J-1 Preferred stock issued and outstanding totaled 2,353,548 shares.

As a result of the completion of the public offering and the successful listing of the Company’s shares of common stock on the Nasdaq Capital Market, in February 2021, all outstanding Series J Preferred Stock totaling 2,353,548 shares were mandatorily converted to 692,220 shares of common stock pursuant to the terms of the conversion agreement.

As of December 31, 2022 and 2021, there were no Series J-1 Preferred Stock issued and outstanding.

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

As of December 31, 2022 and 2021, there were no Series K Preferred stock, issued and outstanding.

Warrants and Options

Common Stock Warrants

Stock warrant transactions for the years ended December 31, 2022 and 2021, were as follows:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2020	221,041	$3.40
Granted	5,192,250	5.50
Forfeited/canceled	(2,000)	-
Exercised	(3,074,017)	5.50
Warrants outstanding at December 31, 2021	2,337,274	5.30
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Warrants outstanding at December 31, 2022	2,337,274	$5.30
Warrants exercisable at December 31, 2022	2,337,274	$5.30

On February 16, 2021, as part of the Company’s public offering, the Company issued warrants to investors to purchase up to an aggregate of 5,192,250 shares of common stock. The warrants have an exercise price of $5.50 per share, subject to adjustment in certain circumstances and has a term of five years from the date of issuance.

During the year ended December 31, 2021, the Company issued 3,074,017 shares of common stock upon exercise of 3,074,017 warrants, which resulted cash proceeds of $16.4 million.

As of December 31, 2022, all issued and outstanding warrants are fully vested. There was no intrinsic value of the outstanding warrants as of December 31, 2022, as the exercise price of these warrants was equal to or greater than the market price.

Common Stock Options

Stock option transactions for the years ended December 31, 2022 and 2021 were as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2020	-	$-
Granted	302,500	3.05
Forfeited/canceled	-	-
Exercised	-	-
Options outstanding at December 31, 2021	302,500	3.05
Granted	1,532,952	2.48
Forfeited/canceled	(205,000)	2.48
Exercised	-	-
Options outstanding at December 31, 2022	1,630,452	$2.57
Options exercisable at December 31, 2022	1,440,404	$2.55

Year Ended December 31, 2022

On July 15, 2022, the Company granted certain consultants, employees, officers and directors stock options to purchase an aggregate of 1,532,952 shares of common stock. The stock options are exercisable at $2.48 per share and will expire in 10 years. A portion of the options vested immediately with the remaining portion vesting over a period of 5 months up to 36 months. The fair value of the options amounted to $3.4 million or an average of $2.22 per share and were calculated using the Black Scholes Option pricing model. Assumptions used in the model were: expected term – 6.27 years; expected volatility – 125.53%; risk free interest rate – 3.03% and dividend yield of 0%. The Company recognized the corresponding stock compensation expense of these options based upon the vesting term.

The Company recorded forfeitures of 205,000 options to purchase common stock during 2022 due to the resignation of employees. The forfeitures were related to shares that had not yet been vested.

During the year ended December 31, 2022, the Company recorded total stock compensation of $3,032,000 to account the fair value of stock options that vested in fiscal 2022.

At December 31, 2022, there were 275,101 unvested options with a grant date fair value of $645,172 which will be recognized as stock compensation expense in future periods based upon the remaining vesting term of the applicable grants. There was no intrinsic value of the outstanding options at December 31, 2022, as the exercise price of these options is greater than or equal to the market price.

Year Ended December 31, 2021

On December 31, 2021, the Company granted two employees a total of 302,500 stock options. The stock options are exercisable at $3.05 per share and will expire in 10 years. A portion of the options vested immediately, with the remaining portion vesting over a two-year period from the date of grant. The fair value of the options amounted to $808,280 or an average of $2.67 per share and were calculated using a Black-Scholes option pricing model. Assumptions used in the model were: expected term – 5.5 years; expected volatility – 129.0%; risk free interest rate – 1.26% and dividend yield of 0%.

During the year ended December 31, 2021, the Company recorded stock compensation of $251,000 to account the fair value of stock options that vested in fiscal 2021.

Note 8 – Operating Leases

On November 19, 2021, the Company entered into a sublease with a third party for 4,500 square feet of office space located in Brisbane, California, with a commencement date of January 1, 2022 and maturing on June 30, 2024. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term. As a result of this agreement, the Company recognized right-of-use (“ROU”) asset and liability of $247,294 pursuant to ASC 842, Lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical collateralized borrowing rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

On February 8, 2022, the Company entered another lease which will end on February 7, 2025. As a result, the Company recognized additional ROU asset and liability of $12,861.

As a result of these lease agreements, the Company recognized ROU asset and liability in the aggregate of $260,155.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

December 31, 2022
Lease Costs (in thousands):
Operating cash flows from operating leases	$109

Other Information
Weighted-average remaining lease term (in years):	1.75
Weighted-average discount rate:	10%

The supplemental balance sheet information related to leases for the period is as follows:

December 31, 2022
Operating leases (in thousands)
Long-term right-of-use assets, net	$165

Current portion of operating lease liabilities	$110
Non-current portion of operating lease liabilities	64
Total operating lease liabilities	$174

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year ending	Amount
2023	$122
2024	91
2025	1
Total lease payments	214
Less: Imputed interest/present value discount	(40)
Present value of lease liabilities	$174

Note 9 – Commitments and Contingencies

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

On May 13, 2022, the Company filed a demand for arbitration with the American Arbitration Association (AAA) against Michael Handelman, its former Chief Financial Officer, on claims of breach of fiduciary duty and failure to comply with federal securities reporting law. The claims are pending before an arbitrator in Los Angeles and the hearing is scheduled to begin on May 15, 2023. Mr. Handelman has not asserted counterclaims against the Company.

On August 28, 2019, a complaint was filed in the Superior Court of California, County of Los Angeles, West Judicial District, Santa Monica Courthouse, Unlimited Civil Division by Jeffrey Lion and by Daniel Vallera, as individuals. The complaint was filed against GT Biopharma, Inc. and its subsidiary Oxis Biotech, Inc. The Plaintiffs allege breach of a license agreement between the Plaintiffs and the Company entered into on or about September 3, 2015. The Company filed an answer to the complaint denying many allegations and asserting affirmative defenses. The Company reached a settlement of the case and paid on March 4, 2022, $425,000 in full and final settlement of the claims. This amount was fully accrued at December 31, 2021 and was paid during fiscal year 2022.

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

Significant Agreements

Research and Development Agreements

The Company is a party to a Scientific Research Agreement (“SRA”) with the Regents of the University of Minnesota, effective June 16, 2021. This SRA has three major goals: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and, (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and, (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. The term of this agreement shall expire on June 30, 2023. The University of Minnesota shall use reasonable efforts to complete the project for a fixed sum of $2.1 million, of which $1.7 million has been incurred and recorded as of December 31, 2022.

The Company has recorded an expense of $766,000 and $964,000 relating to the scientific research agreement for the years ended December 31, 2022 and 2021, respectively.

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

The Company did not incur any research and development expense relating to the 2016 Exclusive Patent License Agreement for the year ended December 31, 2022.

2021 Patent License Agreement

On March 26, 2021, the Company signed an agreement specific to the B7H3 targeted TriKE®. Under the agreement, the UofMN received an upfront license fee of $20,000, and will receive an annual License Maintenance fee of $5,000 beginning in 2022, 2.5% to 5% royalty fees, or minimum annual royalty payments of $0.25 million beginning in the year after the first commercial sales of Licensed Product, and $2.0 million beginning in the fifth year after the first commercial sale of such Licensed Product. The agreement also includes certain performance milestone payments totaling $3.1 million, and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million dollars in cumulative gross sales of Licensed Products. There is no double payment intended; if one of the milestone payments has been paid under the 2016 agreement no further payment is due for the corresponding milestone above.

The Company did not incur any research and development expense relating to the 2021 Patent License Agreement for the years ended December 31, 2022 and 2021, respectively.

Employee Compensation

The following table summarizes the Company’s future financial commitment to certain employees pursuant to their respective employment agreements (in thousands):

Year ending	Amount
2023	$432
2024	54
Total	$486

Note 10 – Income Tax

The Company did not record any income tax provision for the years ended December 31, 2022 and 2021, respectively, due to the Company’s net losses. The Company files income tax returns in the United States (“Federal”) and California, Minnesota and Massachusetts (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception. At December 31, 2022, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $238 million. These carry forwards will begin to expire in the year ending December 31, 2030, subject to IRS limitations, including change in ownership. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company has determined that it was more likely than not that its deferred tax assets would not be realized at December 31, 2022 and 2021, respectively. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets are (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Federal net operating loss carryforward	$66,741	$58,171
Stock based compensation and other items	4,674	7,622
Intellectual property	41,572	62,055
Deferred tax assets before valuation	112,987	127,848
Valuation allowance	(112,987)	(127,848)
Net deferred income tax assets	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows for the year ended:

	December 31,
	2022	2021
Federal statutory income tax rate	21%	21%
State tax, net of federal benefit	8%	9%
Change in valuation allowance on net operating loss carryforwards	(29)%	(30)%
Effective income tax rate	0%	0%

Note 11 – Subsequent Events

Stock Offering

On January 4, 2023, GT Biopharma received gross proceeds of $6.5 million, before deducting placement agent fees and other offering expenses of approximately $450,000, in relation to a purchase agreement (the “Purchase Agreement”) signed on December 30, 2022, between the Company and an institutional investor (the “Purchaser”) for the issuance and sale, in a registered direct offering (the “Offering”), of 3,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), pre-funded warrants to purchase up to 2,900,000 shares of the Company’s common stock (the “Pre-Funded Warrants”), and warrants to purchase up to an aggregate of 6,500,000 shares of the Company’s common stock (the “Common Warrants”). The Common Warrants have an exercise price equal to $1.00, will be exercisable commencing six months following issuance, and will have a term of exercise equal to five years following the initial exercise date. The Pre-Funded Warrants have an exercise price of $0.0001 per Share, are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. The Shares and Common Warrants were sold at an offering price of $1.00 per Share and accompanying Common Warrant and the Pre-Funded Warrants and Common Warrants were sold at an offering price of $0.9999 per Pre-Funded Warrant and accompanying Common Warrant.

Issuance of Common Stock for research and development agreement

On March 14, 2023, the Company issued 486,819 shares of common stock with a fair value of $820,341 pursuant to a payment agreement with a third-party manufacturer (see Note 4). The shares were valued at the respective month-end closing prices of the Company’s common stock when the payment was due to the vendor.

Demand Letter

In March 2023, the Company received a demand letter from an attorney representing an alleged holder of a convertible note which alleges that the Company did not deliver shares of common stock that were due on conversion in 2022. The demand letter contends that the Company is liable for per diem liquidated damages. The Company has denied liability and will defend any such claim vigorously if asserted.

