Form 10-Q
period 2023-03-31
GT Biopharma, Inc.
filed 2023-05-15
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023.

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

415-919-4040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	GTBP	Nasdaq Capital Market

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

As of May 15, 2023, the registrant had 37,434,944 shares of common stock outstanding.

GT Biopharma, Inc. and Subsidiaries

FORM 10-Q

For the Three Months Ended March 31, 2023

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,045	$5,672
Short-term investments	17,854	10,836
Prepaid expenses and other current assets	38	54
Total Current Assets	19,937	16,562

Operating lease right-of-use asset	140	165
Deposits	9	9
TOTAL ASSETS	$20,086	$16,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,131	$3,140
Accrued expenses	829	1,669
Current operating lease liability	116	110
Total Current Liabilities	4,076	4,919

Non-current operating lease liability	31	64
Warrant liability	2,926	19
Total Liabilities	$7,033	$5,002

Stockholders’ Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized
Series C - 96,230 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Common stock, par value $0.001, 250,000,000 shares authorized, 36,882,724 shares and 32,722,452 shares issued and
outstanding as of March 31, 2023 and December 31, 2022, respectively	37	33
Additional paid in capital	687,710	686,168
Accumulated deficit	(674,695)	(674,468)
Total Stockholders’ Equity	13,053	11,734
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,086	$16,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (in thousands, except per share data)

	For The Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)

Revenues	$-	$-

Operating Expenses:
Research and development	1,650	2,087

Selling, general and administrative (including $718 and $447 from stock compensation granted to officers, directors and employees during the three months ended March 31, 2023 and 2022, respectively)	2,015	3,355

Loss from Operations	3,665	5,442

Other (Income) Expense
Interest income	(164)	(8)
Interest expense	212	-
Change in fair value of warrant liability	(2,924)	(18)
Gain on extinguishment of debt	(533)	-
Unrealized (gain) loss on marketable securities	(29)	24
Total Other (Income) Expense	(3,438)	(2)

Net Loss	$(227)	$(5,440)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.17)

Weighted average common shares outstanding - basic and diluted	39,085,515	32,486,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

For The Three Months Ended March 31, 2023 (Unaudited)

	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	96	$1	32,723	$33	$686,168	$(674,468)	$11,734

Private placement of common stock	-	-	3,600	4	6,264	-	6,268

Initial recognition of fair value of warrant liability	-	-	-	-	(5,831)	-	(5,831)

Fair value of vested stock options	-	-	-	-	507	-	507

Issuance of common shares for services	-	-	73	-	315	-	315

Issuance of common shares in settlement of vendors payable	-	-	487	-	287	-	287

Net loss	-	-	-	-	-	(227)	(227)

Balance, March 31, 2023	96	$1	36,883	$37	$687,710	$(674,695)	$13,053

For The Three Months Ended March 31, 2022 (Unaudited)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	96	$1	32,062	$32	327	$1,113	$674,348	$(653,584)	$21,910

Cancellation of common stock previously issued for services	-	-	(291)	-	-	-	-	-	-

Common shares issued upon conversion of notes payable	-	-	327	-	(327)	(1,113)	1,113	-	-

Equity compensation to officers, employees, and board of directors	-	-	85	-	-	-	447	-	447

Issuance of common shares for services	-	-	163	-	-	-	872	-	872

Net loss	-	-	-	-	-	-	-	(5,440)	(5,440)

Balance, March 31, 2022	96	$1	32,346	$32	-	$-	$676,780	$(659,024)	$17,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For The Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(227)	$(5,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - services	176	872
Stock based compensation - officers, employees and board of directors	646	447
Change in fair value of warrant liability	(2,924)	(18)
Gain on extinguishment of shares settled debt	(533)	-
Change in operating lease right-of-use assets	25	23
Unrealized (gain) loss on marketable securities	(29)	24
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	16	(263)
(Increase) in deposits	-	(9)
Decrease in accounts payable and accrued expenses	(29)	(838)
Decrease in operating lease liability	(27)	(13)
Net Cash Used in Operating Activities	(2,906)	(5,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(6,989)	-
Sale of investments	-	3,533
Net Cash Provided by (Used in) Investing Activities	(6,989)	3,533

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and prefunded warrants	6,268	-
Net Cash Provided by Financing Activities	6,268	-

Net (Decrease) in Cash	(3,627)	(1,682)
Cash at Beginning of Period	5,672	8,968
Cash at End of Period	$2,045	$7,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets and lease liabilities recognized pursuant to lease agreement	$-	$260
Initial recognition of fair value of warrant liability	$5,831	-
Fair value of common stock issued to a vendor to settle accounts payable	$287	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The Company is a clinical stage biopharmaceutical company focused on the development and commercialization of novel immune-oncology products based on our proprietary Tri-specific Killer Engager (TriKE®), and Tetra-specific Killer Engager (Dual Targeting TriKE®) platforms. The Company’s TriKE® and Dual Targeting TriKE® platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells (NK cells).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 30, 2023 (the “2022 Annual Report”). The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.

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

Liquidity

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2023, the Company recorded a net loss of $227,000, and used cash in operations of $2.9 million. As of March 31, 2023, the Company had a cash and short-term investments balance of $19.9 million, working capital of $15.9 million and stockholders’ equity of $13.1 million. Management anticipates that the $19.9 million of cash and cash equivalents, and short-term investments are adequate to satisfy the liquidity needs of the Company for at least one year from the date the Company’s condensed consolidated financial statements for the three months ended March 31, 2023 were issued.

Historically, the Company has financed our operations through public and private sales of common stock, issuance of preferred and common stock, issuance of convertible debt instruments, and strategic collaborations. There can be no assurances that the Company will be able to secure additional financing on acceptable terms. In the event the Company does not generate sufficient cash flows from investing and financing activities, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. Total cash equivalents, which consist of money market funds, amounted to approximately $1.8 million and $5.5 million at March 31, 2023 and December 31, 2022, respectively.

The Company also invested its excess cash in commercial paper and corporate notes and bonds. Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments, as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our business. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying condensed consolidated statements of operations. Total short-term investments amounted to approximately $17.9 million and $10.8 million at March 31, 2023 and December 31, 2022, respectively.

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

The carrying amount of the Company’s warrant liability of $2.9 million and $19,000 at March 31, 2023 and December 31, 2022, respectively, was based on Level 3 measurements.

The carrying amounts of the Company’s other financial assets and liabilities, such as cash, other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

Derivatives and Liability-Classified Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the Financial Accounting Standards Board in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The fair value of the embedded derivatives is determined using a Binomial valuation method at inception and on subsequent valuation dates.

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

Leases

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments, see Note 7 – Operating Leases for the Company’s lease disclosures.

Net Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Common stock issuable is included in our calculation as of the date of the underlying agreement. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock issuable for the exercise of stock options and warrants have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Pre-funded warrants are treated as stock equivalents for purposes of calculating net loss per share.

These following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	March 31, 2023 (Unaudited)	March 31, 2022 (Unaudited)
Options to purchase common stock	3,467,915	302,500
Warrants to purchase common stock	9,148,880	2,337,274
Unvested restricted common stock	-	681,270
Total anti-dilutive securities	12,616,795	3,321,044

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

The Company has a significant concentration of expenses incurred and accounts payable from a single vendor, see Note 4– Accounts Payable for further information.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Effective January 1, 2022, we adopted ASU 2021-04 using a prospective approach. It did not have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	March 31, 2023 (Unaudited)
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$17,883	$—	$(29)	$17,854
Total	$17,883	$—	$(29)	$17,854

	December 31, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$10,866	$—	$(30)	$10,836
Total	$10,866	$—	$(30)	$10,836

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	March 31, 2023 (Unaudited)
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,837	$1,837	$—	$—
Corporate notes and commercial paper	17,854	17,854	—	—
Total financial assets	$19,691	$19,691	$—	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,505	$5,505	$—	$—
Corporate notes and commercial paper	10,836	10,836	—	—
Total financial assets	$16,341	$16,341	$—	$—

As of March 31, 2023, the fair value of the warrant liability was $2.9 million. The details of warrant liability transactions for the three months ended March 31, 2023 and 2022, are as follows (in thousands):

	Three Months Ending
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Beginning balance	$19	$138
Issuance of warrants at fair value	5,831	—
Change in fair value	(2,924)	(18)
Extinguishment	—	—
Ending balance	$2,926	$120

Note 4 – Accounts Payable

Accounts payable consisted of the following (in thousands):

	March 31, 2023 (Unaudited)	December 31, 2022
Accounts payable to a third-party manufacturer	$2,114	$2,283
Other accounts payable	1,017	857
Total accounts payable	$3,131	$3,140

The Company relies on a third-party contract manufacturing operation to produce and/or test our compounds used in our potential product candidates.

In October 2020, the Company entered into a Master Services Agreement with a third-party product manufacturer to perform biologic development and manufacturing services on behalf of the Company. Associated with this, the Company has subsequently executed a number of Statements of Work for the research and development of products for use in clinical trials.

On August 24, 2022, existing agreements with the third-party product manufacturer were amended. As part of the amendment, the third-party manufacturer agreed that services to be rendered in future periods, will be paid or settled at the Company’s discretion, in a combination of cash and issuance of the Company’s common stock. The amendment also eliminated future financial commitments of the Company. As of December 31, 2022, outstanding accounts payable balance to the third-party product manufacturer amounted to $2.3 million.

During the period ended March 31, 2023, the Company recorded research and development expenses of $1.3 million to account for services rendered by the third-party product manufacturer. In addition, the Company also paid in cash of $600,000 and issued 486,819 shares of its common stock with a fair value of $287,000 in settlement of accounts payable of $820,000 (resulting in a gain of on settlement of $533,000). As of March 31, 2023, outstanding balance to the third-party product manufacturer amounted to $2.1 million.

Note 5 – Warrant Liability

2023 Warrants

On January 4, 2023, as part of the private placement offering, the Company issued common stock, warrants to purchase up to an aggregate of 6,500,000 shares of the Company’s common stock (the “Common Warrants”), and placement agent warrants to purchase up to 390,000 of the Company’s common stock (the “Placement Agents Warrants”) see Note 6 - Stockholders’ Equity.

The Common Warrants provide for a value calculation for the Common Warrants using the Black- Scholes model in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Common Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Common Warrants as a liability in its consolidated balance sheet. The classification of the Common Warrants, including whether the Common Warrants should be recorded as liability or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the consolidated statements of operations and comprehensive loss. The Common Warrants were initially recorded at a fair value at $5.8 million at the grant date and is re-valued at each reporting date. As of March 31, 2023, the fair value of the warrant liability was reduced to $2.9 million. Upon the closing of placement, the fair value of the Common Warrants liability was recorded as a cost of capital.

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s condensed consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants and the Placement Agents Warrants were valued using a Binomial pricing model with the following assumptions:

	Common Warrants and Placement Agents Warrants
	At Inception	March 31, 2023
	(Unaudited)	(Unaudited)
Stock price	$1.02	$0.55
Risk-free interest rate	3.60%	3.60%
Expected volatility	121.5%	120.4%
Expected average life (in years)	5.0	4.76
Expected dividend yield	-	-
Fair value of warrants (in thousands)	$5,831	$2,919

2020 Warrants

During the year ended December 31, 2020, the Company issued certain warrants that contained a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder upon occurrence of certain change in control type events. In accordance with ASC 480, the fair value of these warrants is classified as a liability in the Condensed Consolidated Balance Sheets and will be re-measured at the end of every reporting period with the change in value reported in the Condensed Consolidated Statements of Operations.

The warrant liabilities for the 2020 warrants were valued using a Binomial pricing model with the following assumptions:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Stock price	$0.55	$0.89
Risk-free interest rate	4.06%	4.22%
Expected volatility	106.6%	109%
Expected life (in years)	2.3	2.6
Expected dividend yield	-	-

Fair value of warrants (in thousands)	$7,000	$19,000

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

The Company recognized a gain of $2.9 million and $18,000 to account for the change in fair value of the warrant liability related to all warrants between the reporting periods for the three months ended March 31, 2023 and 2022, respectively.

Note 6 – Stockholders’ Equity

The Company’s authorized capital as of March 31,2023 was 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

Private Placement of Common Stock

On January 4, 2023, GT Biopharma received gross proceeds of $6.5 million, before deducting placement agent fees and other offering expenses of $232,000 in relation to a purchase agreement (the “Purchase Agreement”) signed on December 30, 2022, between the Company and an institutional investor (the “Purchaser”) for the issuance and sale, in a registered direct offering (the “Offering”), of 3,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), pre-funded warrants to purchase up to 2,900,000 shares of the Company’s common stock (the “Pre-Funded Warrants”), warrants to purchase up to an aggregate of 6,500,000 shares of the Company’s common stock (the “Common Warrants”) and placement agent warrants to purchase up to 390,000 shares of the Company’s common stock (the “Placement Agents Warrants”). The Common Warrants have an exercise price equal to $1.00, will be exercisable commencing six months following issuance, and will have a term of exercise equal to five years following the initial exercisable date. The Pre-Funded Warrants have an exercise price of $0.0001 per Share, are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. The Placement Agents Warrants have an exercise price equal to $1.25, will be exercisable commencing six months following issuance, and will have a term of exercise equal to five years following the initial exercisable date.

The Common Warrants and the Placement Agents Warrants contained a clause not considered to be within the Company’s control. The Company determined that the provision represented a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Common Warrants and the Placement Agent Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. Accordingly, the Common Warrants and the Placement Agent Warrants were classified as a warrant liability, and $5.8 million of the initial common stock offering was classified as a warrant liability (see Note 5 - Warrant Liability).

Common Stock Issuable

On February 16, 2021, because of the mandatory conversion of the notes payable and accrued interest in the aggregate amount of $38.8 million, the Company issued a total of 11,413,322 shares of common stock to the respective noteholders, of which 11,086,024 were issued as of December 31, 2021. The remaining 327,298 common shares issuable at December 31, 2021 valued at $1.1 million, were issued during the three months ended March 31, 2022.

Cancellation of common stock

The Company cancelled 290,999 previously issued shares of common stock during the three months ended March 31, 2022.

Common stock issued for services

During the three months ended March 31, 2023, and pursuant to the vesting term of a 2021 agreement, the Company issued 73,454 shares of common stock with a fair value of $315,000 to members of the Board of Directors, employees and consultants. The shares were valued at the respective date of the agreements. During the three months ended March 31, 2022, the Company issued 247,429 shares of common stock with a fair value of $1.3 million to members of the Board of Directors, employees and consultants.

Common stock issued for vendor payable

On March 13, 2023, the Company issued 486,819 shares of common stock with a fair value of $287,000 as settlement of accounts payable of $820,000. As a result, the Company recognized a gain of $533,000 to account the difference between the fair value of the common stock issued and the accounts payable settled.

Preferred Stock

Series C Preferred Stock

At March 31, 2023 and December 31, 2022, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of reverse stock splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are not currently convertible, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through March 31, 2023 and 2022, respectively.

Series K Preferred Stock

On February 16, 2021, the Board designated 115,000 shares of Series K preferred stock, par value $.01 (the “Series K Preferred Stock”).

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

As of March 31, 2023 and December 31, 2022, there were no shares of Series K Preferred stock issued and outstanding.

Warrants and Options

Common Stock Warrants

Stock warrant transactions for the three months ended March 31, 2023 were as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2022	2,337,274	$5.30
Granted	9,790,000	0.71
Forfeited/cancelled	(78,394)	3.40
Exercised	-	-
Warrants outstanding at March 31, 2023	12,048,880	$1.60
Warrants exercisable at March 31, 2023	5,158,880	$2.39

As of March 31, 2023, all issued and outstanding warrants are fully vested, with the exception of 6.5 million Common Warrants and the 390,000 Placement Agent Warrants which vest in July 2023. The prefunded warrants of 2,900,000 warrants have a nominal exercise price of $0.0001. The remaining vested warrants had an exercise price greater than the market price, which resulted in no intrinsic value.

Warrants outstanding as of March 31, 2023 are exercisable as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0001	2,900,000	Indefinite	$0.0001	2,900,000	$0.0001
1.00 – 1.25	6,890,000	5.2	1.01	-	1.01
3.40 – 5.50	2,258,880	2.3	5.45	2,258,880	5.45
	12,048,880			5,158,880

Common Stock Options

Common stock option transactions for the three months ended March 31, 2023 were as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2022	1,630,452	$2.57
Granted	2,000,000	0.85
Forfeited/cancelled	(162,537)	2.75
Exercised	-	-
Options outstanding at March 31, 2023	3,467,915	$1.56
Options exercisable at March 31, 2023	1,871,141	$2.09

The Company is recognizing the corresponding stock compensation expense for options granted to certain consultants, employees, officers and directors based upon their vesting term.

On January 27, 2023, the Company granted stock options to employees and members of its board of directors to purchase an aggregate of 2,000,000 shares of common stock. The stock options are exercisable to $0.85 per share, expires in 10 years, vest over twelve months and had a fair value of $1.4 million at the date of grant. determined using the Black-Scholes Option Pricing model with the following assumptions:

Stock price	$0.85
Risk-free interest rate	3.62%
Expected volatility	121%
Expected life (in years)	5.3
Expected dividend yield	-

For the three months ended March 31, 2023, the Company recognized stock compensation expense relating to the vesting of options granted on January 27, 2023 and prior years of $507,000. For the three months ended March 31, 2022, the Company recognized stock compensation expense related to the vesting options of $46,000.

Options outstanding as of March 31, 2023 are exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.05	151,288	8.7	$3.05	151,288	$3.05
2.48	1,316,627	9.3	2,48	1,219,853	2.48
0.85	2,000,000	9.8	0.85	500,000	0.85
	3,467,915			1,871,141

At March 31, 2023 and 2022, there were 1,596,744 and 191,285 unvested options with a grant date fair value of $1.3 million and $511,000, respectively, which will be recognized as stock compensation expense in future periods based upon the remaining vesting term of the applicable grants.

There was no intrinsic value of the outstanding options as of March 31, 2023 as the exercise price of these options was greater than the market price.

Note 7 – Commitments and Contingencies

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

In March 2023, the Company received a demand letter from an attorney representing an alleged holder of a convertible note which alleges that the Company did not deliver shares of common stock that were due on conversion in February 2022. The demand letter contends that the Company is liable for per diem liquidated damages. The Company has denied liability and will defend any such claim vigorously if asserted.

On May 13, 2022, the Company made a claim against Michael Handelman, its former Chief Financial Officer, asserting that he misappropriated Company funds and shares of common stock, and failed to file the required SEC reports on Form 3 and Form 4 regarding each acquisition and disposition of the Company’s common stock. The Company seeks monetary damages estimated at $370,000; the return of shares of our common stock received without authorization and the disgorgement of any profits earned from the sale of those shares; a full accounting for all sums charged on the Company’s debit card, with payment to the Company for any charges that cannot be demonstrated to have a corporate purpose; an order directing Mr. Handelman to make all filings required by Section 16(a) of the 1934 Act; an award of all sums and shares improperly issued to members of Mr. Handelman’s family; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA) in New York City, New York, in accordance with its National Employment Dispute Resolution rules. In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. The Company agrees that any decisions of the arbitration panel will be binding and enforceable in any state in which the Company conducts the operation of its business. In accordance with California Labor Laws, the Company has designated Los Angeles, California as the venue for this arbitration. The claims are pending before an arbitrator in Los Angeles and the hearing is scheduled to begin on October 26, 2023. Mr. Handelman has not asserted counterclaims against the Company.

Significant Agreements

Research and Development Agreements

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

The Company is a party to a Scientific Research Agreement (“SRA”) with the Regents of the University of Minnesota, effective June 16, 2021. This SRA has three major goals: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and, (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and, (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. The term of this agreement shall expire on June 30, 2023. The University of Minnesota shall use reasonable efforts to complete the project for a fixed sum of $2.1 million. The Company has recorded expense of $1.9 million as of March 31, 2023.

The Company has recorded research and development expenses of $192,000 and $192,000 pursuant to the terms of this agreement for the three months ended March 31, 2023 and 2022, respectively.

Patent and License Agreements

2016 Exclusive Patent License Agreement

The Company is party to an exclusive worldwide license agreement with the Regents of the University of Minnesota, (“UofMN”), to further develop and commercialize cancer therapies using TriKE® technology developed by researchers at the UofMN to target NK cells to cancer. Under the terms of the 2016 agreement, the Company receives exclusive rights to conduct research and to develop, make, use, sell, and import TriKE® technology worldwide for the treatment of any disease, state, or condition in humans. The Company is responsible for obtaining all permits, licenses, authorizations, registrations, and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKE® technology, including without limitation the FDA and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, the UofMN received an upfront payment of $200,000, and an annual License Maintenance fee of $100,000 beginning in 2021. The agreement also includes 4% royalty fees, (not to exceed 6% under subsequence license agreements or amendments to this agreement or minimum annual royalty payments ranging from $250,000 to $5.0 million. The agreement also includes certain performance milestone payments totaling $3.1 million, and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million dollars in cumulative gross sales of Licensed Products.

The Company did not incur any research and development expense relating to the 2016 Exclusive Patent License Agreement for the three months ended March 31, 2023.

2021 Patent License Agreement

On March 26, 2021, the Company signed an agreement specific to the B7H3 targeted TriKE®. Under the agreement, the UofMN received an upfront license fee of $20,000 and will receive an annual License Maintenance fee of $5,000 beginning in 2022, 2.5% to 5% royalty fees, or minimum annual royalty payments of $250,000 beginning in the year after the first commercial sales of Licensed Product, and $2.0 million beginning in the fifth year after the first commercial sale of such Licensed Product. The agreement also includes certain performance milestone payments totaling $3.1 million, and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million dollars in cumulative gross sales of Licensed Products. There is no double payment intended; if one of the milestone payments has been paid under the 2016 agreement no further payment is due for the corresponding milestone above.

The Company did not incur any research and development expense relating to the 2021 Patent License Agreement for the three months ended March 31, 2023.

Note 8 – Operating Leases

On November 19, 2021, the Company entered into a sublease with a third party for 4,500 square feet of office space located in Brisbane, California, with a commencement date of January 1, 2022 and maturing on June 30, 2024. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term. As a result of this agreement, the Company recognized right-of-use (“ROU”) asset and liability of $247,000 pursuant to ASC 842, Lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical collateralized borrowing rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

On February 8, 2022, the Company entered another lease which will end on February 7, 2025. As a result, the Company recognized additional ROU asset and liability of $13,000.

As a result of these lease agreements, the Company recognized ROU asset and liability in the aggregate of $260,000.

The total rent expense related to these leases reflected on the Company’s Condensed Consolidated Statements of Operations totaled $29,000 and $29,000 for the three months ended March 31, 2023 and 2022, respectively.

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	March 31, 2023 (Unaudited)	March 31, 2022 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,445	$19,730
Weighted-average remaining lease term (in years):
Operating leases	1.5	2.5
Weighted-average discount rate:
Operating leases	10%	10%

Future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

March 31, 2023 (Unaudited)
Within one year	$123
After one year and within two years	34
After two years and within three years	-
Thereafter	-
Total future minimum lease payments	157
Less – Discount	(10)
Lease liability	$147

Note 9 – Subsequent Event

On April 28, 2023, the Company issued 552,220 shares of common stock to settle $239,000 of vendor accounts payable. The shares were valued at the month-end closing price of the Company’s common stock for the months for which services were provided by the vendor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Part I. Item 1A: Risk Factors” and “Part II. Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2022. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

Throughout this Quarterly Report on Form 10-Q, the terms “GTBP,” “we,” “us,” “our,” “the company” and “our company” refer to GT Biopharma, Inc., a Delaware corporation formerly known as Oxis International, Inc., DDI Pharmaceuticals, Inc. and Diagnostic Data, Inc, together with our subsidiaries.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based on our proprietary Tri-specific Killer Engager (TriKE®) fusion protein immune cell engager technology platform. Our TriKE® platform generates proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to enhance the NK cell, through induction of NK cell expansion and priming via the cytokine portion, and precisely direct it to one or more specifically targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKE® can be designed to target any number of tumor antigens on hematologic malignancies or solid tumors and do not require patient-specific customization.

We are using our TriKE® platform with the intent to bring to market immuno-oncology products that can treat a range of hematologic malignancies and solid tumors. The platform is scalable, and we are putting processes in place to be able to produce investigational new drug (IND) ready moieties in a timely manner after a specific TriKE® conceptual design. Specific drug candidates can then be advanced into the clinic on our own or through potential collaborations with partnering companies. We believe our TriKE® may have the ability, if approved for marketing, to be used as both a monotherapy and in combination with other standard-of-care therapies including combinations with off-the-shelf NK cell infusions.

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

GTB-3550

GTB-3550 was our first TriKE® product candidate. It reflected our first-generation TriKE® platform. It is a single-chain, tri-specific scFv recombinant fusion protein conjugate composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. We studied this anti-CD16-IL-15-anti-CD33 TriKE® in CD33 positive leukemias, a marker expressed on tumor cells in acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS. CD33 is primarily a myeloid differentiation antigen with endocytic properties broadly expressed on AML blasts and, possibly, some leukemic stem cells. CD33 or Siglec-3 (sialic acid binding immunoglobulig-like lectin 3) is a transmembrane receptor expressed on cells of myeloid lineage. It is usually considered myeloid-specific, but it can also be found on some lymphoid cells. The anti-CD33 antibody fragment used for these studies was derived from the M195 humanized anti-CD33 scFv and has been used in multiple human clinical studies. It has been exploited as a target for therapeutic antibodies for many years. The approval of the CD33 antibody-drug conjugate gemtuzumab validates this targeted approach.

GTB-3550 is being replaced by a more potent next-generation camelid nanobody TriKE®, GTB-3650, targeting relapsed/refractory Acute Myeloid Leukemia (AML) and high-risk Myelodysplastic Syndromes (MDS).

GTB-3650

GTB-3650 is a CD33 targeted TriKE® which targets CD33 on the surface of myeloid leukemias and an agonistic camelid engager to the potent activating receptor on NK cells, CD16. Use of this engager enhances the activity of wild type IL-15 included in GTB-3650, no longer needing the mutant IL-15 included in GTB-3550. We are advancing GTB-3650 through preclinical studies and anticipate filing an Investigational New Drug (IND) application in the 2nd half of 2023. The only curative therapy for AML and MDS is transplant, and relapse still occurs in many patients that undergo transplants so novel immunotherapeutic approaches that can be leveraged in this setting are highly desirable. It is also important to note that elderly frail patients cannot receive transplants and thus alternative approaches are needed. The TriKE® approach provides a novel way to specifically target these tumors by leveraging NK cells, which have been shown to mediate relapse protection in this setting, in an anti-CD33-targeted fashion.  We are moving GTB-3650 clinically based on pre-clinical data showing a marked increase in potency compared to GTB-3550, which we anticipate could lead to an enhanced efficacy signal in these diseases.

GTB-5550

GTB-5550 is a B7-H3 targeted TriKE® which targets B7-H3 on the surface of advanced solid tumors. We are advancing GTB-5550 through preclinical studies and have initiated a GMP manufacturing campaign in anticipation of filing an IND and starting a study targeting patients with B7-H3 positive solid tumors thereafter. B7-H3 expression is expressed in a number of solid tumor settings as well as in multiple myeloma and is not expressed on normal tissues, making it an exciting pan-cancer tumor target. Expression of B7-H3 is also associated with disease progression and bad outcomes in many cancers. Due to these characteristics several clinical trials are ongoing leveraging targeting of B7-H3 in solid tumor. GTB-5550 would be the first modality to target B7-H3 through NK cell immunotherapy and a unique single domain camelid B7-H3. The initial study will be designed as a basket trial, targeting solid tumor malignancies with high expression of B7-H3, including prostate cancer, ovarian cancer, head and neck cancer, lung cancer, and breast cancer.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Research and Development Expenses (“R&D”)

During the three months ended March 31, 2023 and 2022, we incurred $1.7 million and $2.1 million of R&D expenses. R & D expenses relate to our continued development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising candidates. R&D expenses decreased by approximately $400,000 primarily due to the reduction in in-house staff and compensation to consultants as we prepare to advance our next generation GTB-3650 camelid nanobody product into the clinic.

Selling, General and Administrative Expenses (“S,G&A”)

During the three months ended March 31, 2023 and 2022, we incurred $2.0 million and $3.4 million of S,G&A expenses. The decrease in S,G&A is primarily attributable to reduction in stock-based compensation to advisory board, investor relations consultants, and legal and professional fees.

Interest Income

We recorded interest income of $164,000 and $8,000 for the three months ended March 31, 2023 and 2022, respectively. The increase in interest income was due to higher interest rates offered by financial institutions during the three months ended March 31, 2023 as compared to prior year comparable period.

Interest Expense

We recorded interest expense of $212,000 and $0 for the three months ended March 31, 2023 and 2022, respectively. The increase in interest expense for the three months ended March 31, 2023 was due to the financing costs incurred associated with warrants accounted as derivative liability sold during the three months ended March 31, 2023 as compared to the prior year comparable period.

Change in Fair Value of Warrant Liability

We recorded a gain of $2.9 million due to a change in fair value of warrant liability for the three months ended March 31, 2023, compared to a gain of $18,000 for the three months ending March 31, 2022. The increase in gain resulted due to a reduction in the fair value of warrants issued during the three months ended March 31, 2023.

Gain on Extinguishment of Debt

We recorded a gain on extinguishment of debt of $533,000 and $0 for the three months ended March 31, 2023 and 2022, respectively. The gain in the three months ended March 31, 2023 was as a result of share settlement of a greater amount of vendor accounts payable than the fair value of the shares on the date of settlement.

Unrealized (Gain) Loss on Marketable Securities

We recorded an unrealized gain on marketable securities of $29,000 for the three months ended March 31, 2023 as compared to an unrealized loss on marketable securities of $24,000 for the three months ended March 31, 2022. This resulted from an improved mix of investments combined with higher interest rates for the three months ended March 31, 2023 as compared to prior year comparable period.

As a result of the above, the Company recorded a net loss of $227,000 for the three months ended March 31, 2023 as compared to a loss of $5.4 million for the same comparable period in 2022.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies. On January 4, 2023, the Company raised $6.5 million from an institutional investor by selling 3.6 million shares of common stock, and pre-funded warrants to purchase up to 2.9 million shares of common stock. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception and expects such losses to continue into the foreseeable future. We anticipate that cash utilized in the twelve months following this filing date for selling, general and administrative expenses will range between $3 and $4 million, and research and development expenses will range between $10.0 and $12.0 million.

The Company reported cash and cash equivalents of $2.0 million and short-term investments of $17.9 million as of March 31, 2023. Management believes that the Company has sufficient cash and cash equivalents, and short-term investments to fund its operations for more than twelve months from the date of this filing.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

Stock-Based Compensation

The Company accounts for share-based awards to employees, non-employees and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service or vesting period.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2023. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

As of March 31, 2023, our management, including our interim Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in internal control integrated framework. Based upon our evaluation, we concluded that our internal controls over financial reporting were operating effectively with a significant level of precision as of March 31, 2023.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2023, the Company received a demand letter from an attorney representing an alleged holder of a convertible note which alleges that the Company did not deliver shares of common stock that were due on conversion in February 2022. The demand letter contends that the Company is liable for per diem liquidated damages. The Company has denied liability and will defend any such claim vigorously if asserted.

On May 13, 2022, the Company made a claim against Michael Handelman, its former Chief Financial Officer, asserting that he misappropriated Company funds and shares of common stock, and failed to file the required SEC reports on Form 3 and Form 4 regarding each acquisition and disposition of the Company’s common stock. The Company seeks monetary damages estimated at $370,000; the return of shares of our common stock received without authorization and the disgorgement of any profits earned from the sale of those shares; a full accounting for all sums charged on the Company’s debit card, with payment to the Company for any charges that cannot be demonstrated to have a corporate purpose; an order directing Mr. Handelman to make all filings required by Section 16(a) of the 1934 Act; an award of all sums and shares improperly issued to members of Mr. Handelman’s family; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA) in New York City, New York, in accordance with its National Employment Dispute Resolution rules. In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. The Company agrees that any decisions of the arbitration panel will be binding and enforceable in any state in which the Company conducts the operation of its business. In accordance with California Labor Laws, the Company has designated Los Angeles, California as the venue for this arbitration. The claims are pending before an arbitrator in Los Angeles and the hearing is scheduled to begin on October 26, 2023. Mr. Handelman has not asserted counterclaims against the Company.

Item 6. Exhibits

Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	4/1/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	3/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	3/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	2/11/2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective June 13, 2022		10-K	3.5	001-40023	3/30/2023
3.6	Amended and Restated Bylaws of GT Biopharma, Inc. effective November 3, 2022		8-K	3.1	001-40023	11/9/2022
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		8-K	3.1	000-08092	4/4/2019
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc. dated April 3, 2019		10-K	4.2	001-40023	4/16/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GT Biopharma, Inc.

Dated: May 15, 2023	By:	/s/ Manu Ohri
Manu Ohri
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

