Form 10-Q
period 2023-06-30
GT Biopharma, Inc.
filed 2023-08-07
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2023, the registrant had 40,639,688 shares of common stock outstanding.

GT BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q

For the Six Months Ended June 30, 2023

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par value)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,767	$5,672
Short-term investments	15,206	10,836
Prepaid expenses and other current assets	48	54
Total Current Assets	18,021	16,562

Operating lease right-of-use asset	114	165
Deposits	9	9
TOTAL ASSETS	$18,144	$16,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,501	$3,140
Accrued expenses	1,222	1,669
Current operating lease liability	120	110
Total Current Liabilities	4,843	4,919

Non-current operating lease liability	-	64
Warrant liability	1,538	19
Total Liabilities	$6,381	$5,002

Stockholders’ Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series C - 96,230 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Common stock, par value $0.001, 250,000,000 shares authorized, 40,639,688 shares and 32,722,452 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	41	33
Additional paid in capital	688,408	686,168
Accumulated deficit	(676,687)	(674,468)
Total Stockholders’ Equity	11,763	11,734
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,144	$16,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	2,095	1,139	3,745	3,226

Selling, general and administrative (including $398 and $463 from stock compensation granted to officers, directors and employees for the three months ended June 30, 2023 and 2022, respectively, and $905 and $910 for the six months ended June 30, 2023 and 2022, respectively)	1,526	1,875	3,541	5,230

Loss from Operations	3,621	3,014	7,286	8,456

Other (Income) Expense
Interest income	(220)	(36)	(384)	(44)
Interest expense	1	-	213	-
Change in fair value of warrant liability	(1,387)	(5)	(4,311)	(23)
Gain on extinguishment of debt	(14)	-	(547)	-
Unrealized (gain) loss on marketable securities	(9)	6	(38)	30
Total Other (Income), net	(1,629)	(35)	(5,067)	(37)

Net Loss	$(1,992)	$(2,979)	$(2,219)	$(8,419)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.10)	$(0.06)	$(0.26)

Weighted Average Common Shares Outstanding - Basic and Diluted	40,172,599	31,237,560	39,632,060	31,865,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

For The Three Months Ended June 30, 2023 (Unaudited)
	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2023	96	$1	36,883	$37	$687,710	$(674,695)	$13,053

Fair value of vested stock options	-	-	-	-	398	-	398

Issuance of common stock for exercise of Prefunded Warrants	-	-	2,900	3	(3)	-	-

Issuance of common shares in settlement of vendors payable	-	-	857	1	303	-	304

Net loss	-	-	-	-	-	(1,992)	(1,992)

Balance, June 30, 2023	96	$1	40,640	$41	$688,408	$(676,687)	$11,763

For The Six Months Ended June 30, 2023 (Unaudited)
	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	96	$1	32,723	$33	$686,168	$(674,468)	$11,734

Private placement of common stock	-	-	3,600	4	6,264	-	6,268

Initial recognition of fair value of warrant liability	-	-	-	-	(5,831)	-	(5,831)

Fair value of vested stock options	-	-	-		905	-	905

Issuance of common shares for services	-	-	73	-	315	-	315

Issuance of common stock for exercise of Prefunded Warrants	-	-	2,900	3	(3)	-	-

Issuance of common shares in settlement of vendors payable	-	-	1,344	1	590	-	591

Net loss	-	-	-	-	-	(2,219)	(2,219)

Balance, June 30, 2023	96	$1	40,640	$41	$688,408	$(676,687)	$11,763

For The Three Months Ended June 30, 2022 (Unaudited)
	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2022	96	$1	32,346	$32	-	$-	$676,780	$(659,024)	$17,789

Cancellation of common stock upon settlement with former officer	-	-	(1,845)	(1)	-	-	(222)	-	(223)

Equity compensation to officers, employees, and board of directors	-	-	79	-	-	-	463	-	463

Issuance of common shares for services	-	-	114	-	-	-	390	-	390

Net loss	-	-	-	-	-	-	-	(2,979)	(2,979)

Balance, June 30, 2022	96	$1	30,694	$31	-	$-	$677,411	$(662,003)	$15,440

For The Six Months Ended June 30, 2022 (Unaudited)
	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	96	$1	32,062	$32	327	$1,113	$674,348	$(653,584)	$21,910

Cancellation of common stock upon settlement with former officer	-	-	(1,845)	(1)	-	-	(222)	-	(223)

Cancellation of common stock	-	-	(291)	-	-	-	-	-	-

Common shares issued upon conversion of notes payable	-	-	327		(327)	(1,113)	1,113	-	-

Equity compensation to officers, employees, and board of directors	-	-	164	-	-	-	910	-	910

Issuance of common shares for services	-	-	277	-	-	-	1,262	-	1,262

Net loss	-	-	-	-	-	-	-	(8,419)	(8,419)

Balance, June 30, 2022	96	$1	30,694	$31	-	$-	$677,411	$(662,003)	$15,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Six Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,219)	$(8,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - services	315	1,262
Stock based compensation - officers, employees and board of directors	905	910
Change in fair value of warrant liability	(4,311)	(23)
Gain on extinguishment in settlement of vendor payable	(547)	-
Change in operating lease right-of-use assets	51	46
Unrealized (gain) loss on marketable securities	(38)	30
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5	(32)
Increase in deposits	-	(9)
Increase (decrease) in accounts payable and accrued expenses	1,052	(1,729)
(Decrease) in operating lease liability	(54)	(37)
Net Cash Used in Operating Activities	(4,841)	(8,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of investments	(4,332)	4,614
Net Cash Provided by (Used in) Investing Activities	(4,332)	4,614

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and prefunded warrants	6,268	-
Cancellation of common stock upon settlement with former officer	-	(223)
Net Cash Provided by (Used in) Financing Activities	6,268	(223)

Net Decrease in Cash	(2,905)	(3,610)
Cash at Beginning of Period	5,672	8,968
Cash at End of Period	$2,767	$5,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets exchanged for lease liabilities	$-	$260
Initial recognition of fair value of warrant liability	$5,831	$-
Fair value of common stock issued to a vendor to settle accounts payable	$591	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited, in thousands, except shares data)

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

The accompanying condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “2022 Annual Report”). The consolidated balance sheets as of December 31, 2022 included herein, was derived from the audited consolidated financial statements as of that date.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and its results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Liquidity

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumptions contemplate the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2023, the Company recorded a net loss of $2.2 million and used cash in operations of $4.8 million. As of June 30, 2023, the Company had a cash and short-term investments balance of $18.0 million, working capital of $13.2 million, and stockholders’ equity of $11.8 million. Management anticipates that the $18.0 million of cash and cash equivalents, and short-term investments are adequate to satisfy the liquidity needs of the Company for at least one year from the date the Company’s condensed consolidated financial statements for the six-month period ended June 30, 2023 were issued.

Historically, the Company has financed its operations through public and private sales of common stock, issuance of preferred and common stock, issuance of convertible debt instruments, and strategic collaborations. There can be no assurances that the Company will be able to secure additional financing on acceptable terms. In the event the Company does not generate sufficient cash flows from investing and financing activities, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue its operations.

COVID-19

The global COVID-19 pandemic continues to present uncertainty and unforeseeable risks to our operations and business plans. The Company has closely monitored recent developments, including the lifting of COVID-19 safety measures, the spread of new strains or variants of the coronavirus (such as the Delta and Omicron variants), and supply chain, raw materials and labor shortages. Thus, the full impact of the COVID-19 pandemic on the business and operations remains uncertain and will vary depending on the pandemic’s future impact on the third parties with whom the Company does business, as well as any legal or regulatory consequences resulting therefrom. The Company has been following the recommendations of health authorities to minimize exposure risk for its team members and may take further actions that alter our operations, including any required by federal, state or local authorities, or that it determines are in the best interests of its employees and other third parties with whom GT Biopharma does business.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, assumptions used in deriving the fair value of warrant liabilities, valuation of equity instruments issued for services and realization of deferred tax assets. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. Total cash equivalents, which consist of money market funds, totaled approximately $2.4 million and $5.5 million at June 30, 2023 and December 31, 2022, respectively.

The Company also invested its excess cash in commercial paper and corporate notes and bonds. Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our business. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying condensed consolidated statements of operations. Total short-term investments totaled approximately $15.2 million and $10.8 million at June 30, 2023 and December 31, 2022, respectively.

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

The carrying amount of the Company’s warrant liability of $1.5 million and $19 at June 30, 2023 and December 31, 2022, respectively, was based on Level 3 measurements.

The carrying amounts of the Company’s other financial assets and liabilities such as cash, other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

Derivatives and Liability-Classified Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the FASB in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The fair value of the warrant liability is determined using a Binomial valuation method at inception and on subsequent valuation dates.

Stock-Based Compensation

The Company accounts for share-based awards to employees, nonemployees, and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service or vesting period.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products are included in research and development costs. Purchased materials that do not have an alternative future use are also expensed.

Leases

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments (see Note 8 – Operating Leases for the Company’s lease disclosures).

Net Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Common stock issuable is included in our calculation as of the date of the underlying agreement. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock issuable for the exercise of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

These following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Options to purchase common stock	3,737,952	302,500
Warrants to purchase common stock	9,148,880	2,337,274
Unvested restricted common stock	-	488,429
Total anti-dilutive securities	12,886,832	3,128,203

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

The Company has a significant concentration of expenses incurred and accounts payable from a single vendor (see Note 4 – Accounts Payable for further information).

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company adopted this standard effective January 1, 2023 and there was no material impact of adopting this standard on the Company’s financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, applied prospectively to modifications or exchanges occurring on or after the effective date. Effective January 1, 2022, we adopted ASU 2021-04 using a prospective approach. It did not have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were as follow:

	June 30, 2023 (Unaudited)
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$15,168	$38	$—	$15,206
Total	$15,168	$38	$—	$15,206

	December 31, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$10,866	$—	$(30)	$10,836
Total	$10,866	$—	$(30)	$10,836

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments):

	June 30, 2023 (Unaudited)
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,364	$2,364	$—	$—
Corporate notes and commercial paper	15,206	15,206	—	—
Total financial assets	$17,570	$17,570	$—	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,505	$5,505	$—	$—
Corporate notes and commercial paper	10,836	10,836	—	—
Total financial assets	$16,341	$16,341	$—	$—

As of June 30, 2023, the fair value of the warrant liability amounted to $1,492. The details of warrant liability transactions for the three and six months ended June 30, 2023 and 2022, are as follows:

	Three Months Ending		Six Months Ending
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$2,925	$120	$19	$138
Fair value upon issuance of warrants	—	—	5,830	—
Change in fair value	$(1,433)	$(5)	$(4,357)	$(23)
Ending balance	$1,492	$115	$1,492	$115

Note 4 – Accounts Payable

Accounts payable consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Accounts payable to a third-party manufacturer	$2,910	$2,283
Other accounts payable	591	857
Total accounts payable	$3,501	$3,140

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

The outstanding balance payable to the third-party product manufacturer totaled $2.9 million and $2.3 million at June 30, 2023 and December 31, 2022, respectively.

The Company recorded $2.1 million and $3.7 million in research and development expenses to account for services rendered by the third-party product manufacturer for the three months and six months ended June 30, 2023, as compared to $1.1 million and $3.2 million for the same comparable periods in 2022. In addition, the Company paid cash of $1.1 million and issued 1.3 million shares of its common stock with a fair value of $591 in settlement of accounts payable of $1.1 million, which resulted in a gain of on settlement of $547, during the six months ended June 30, 2023.

The outstanding accounts payable balance due to the third-party product manufacturer totaled $2.9 million and $2.3 million as of June 30, 2023 and December 31, 2022, respectively.

Note 5 – Warrant Liability

2023 Warrants

On January 4, 2023, as part of the private placement offering, the Company issued common stock, warrants to purchase up to an aggregate of 6,500,000 shares of the Company’s common stock (the “Common Warrants”), and placement agent warrants to purchase up to 390,000 shares of the Company’s common stock (the “Placement Agents Warrants”) see Note 6 – Stockholders’ Equity.

The Purchase Warrant provides for a value calculation for the Purchase Warrant using the Black Scholes model in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Purchase Warrant that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrant as a liability in its consolidated balance sheet. The classification of the Purchase Warrant, including whether the Purchase Warrant should be recorded as liability or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the consolidated statements of operations and comprehensive loss. The Purchase Warrant was initially recorded at a fair value at $5.8 million at the grant date and is re-valued at each reporting date. Upon the closing of placement, the fair value of the Purchase Warrant liability was recorded as a cost of capital.

As of June 30, 2023, the fair value of the warrant liability was $1.5 million.

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s condensed consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants and the Placement Agents Warrants were valued using a Binomial pricing model with the following weighted average assumptions:

	Common Warrants and Placement Agents Warrants
	June 30, 2023	At Inception
	(Unaudited)	(Unaudited)
Stock price	$0.31	$1.20
Risk-free interest rate	4.13%	3.60%
Expected volatility	119.7%	121.5%
Expected life (in years)	5.0 – 4.5	5.0
Expected dividend yield	-	-
Fair value of warrants (in thousands)	$1,535	$5,831

2020 Warrants

The Company issued certain warrants during the year ended December 31, 2020 that contained a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder upon occurrence of certain change in control type events. In accordance with ASC 480, the fair value of these warrants is classified as a liability in the Condensed Consolidated Balance Sheets and will be re-measured at the end of every reporting period with the change in value reported in the Condensed Consolidated Statements of Operations.

The warrant liabilities for the 2020 Warrants were valued using a Binomial pricing model with the following assumptions:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Stock price	$0.31	$0.89
Risk-free interest rate	4.87%	4.22%
Expected volatility	91%	109%
Expected life (in years)	2.1	2.6
Expected dividend yield	-	-

Fair value of warrants	$3	$19

During the three months and six months ended June 30, 2023, the Company recognized a gain of $1.4 million and $4.4 million to account for the change in fair value of the warrant liability between the reporting periods in accordance with ASC 842. During the three months and six months ended June 30, 2022, the Company recognized a gain of $5 and $23 to account for the change in the fair value of the warrant liability.

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the warrant securities was determined by the remaining contractual life of the warrant instrument. For derivative instruments that already matured, the Company used the estimated life. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

Note 6 – Stockholders’ Equity

The Company’s authorized capital as of June 30, 2023 was 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

Private Placement of Common Stock

On January 4, 2023, GT Biopharma received gross proceeds of $6.5 million, before deducting placement agent fees and other offering expenses of $232 in relation to a purchase agreement (the “Purchase Agreement”) signed on December 30, 2022, between the Company and an institutional investor (the “Purchaser”) for the issuance and sale, in a registered direct offering (the “Offering”), of 3,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), pre-funded warrants to purchase up to 2,900,000 shares of the Company’s common stock (the “Pre-Funded Warrants”), warrants to purchase up to an aggregate of 6,500,000 shares of the Company’s common stock (the “Common Warrants”) and placement agent warrants to purchase up to 390,000 of the Company’s common stock (the “Placement Agents Warrants”). The Common Warrants have an exercise price equal to $1.00, will be exercisable commencing six months following issuance, and will have a term of exercise equal to five years following the initial exercise date. The Pre-Funded Warrants have an exercise price of $0.0001 per Share, are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. The Placement Agents Warrants have an exercise price equal to $1.25, will be exercisable commencing six months following issuance, and will have a term of exercise equal to five years following the initial exercise date. The Shares and Common Warrants were sold at an offering price of $1.00 per Share and accompanying Common Warrant and the Pre-Funded Warrants and Common Warrants were sold at an offering price of $0.9999 per Pre-Funded Warrant and accompanying Common Warrant.

The Common Warrants and the Placement Agents Warrants contained a clause not considered to be within the Company’s control. The Company determined that the provision represented a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Common Warrants and the Placement Agent Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. Accordingly, the Common Warrants and the Placement Agent Warrants were classified as a warrant liability, and $5.8 million of the initial common stock offering was classified as a warrant liability (see Note 5 – Warrant Liability).

During the three months ended June 30, 2023, the 2,900,000 Pre-Funded Warrants were exercised. The Company received cash consideration of $0.290 and issued 2,900,000 shares of common stock in exchange for the exercise price of $0.0001 per share.

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

Common Stock Issued for Services

During the three and six months ended June 30, 2023, and pursuant to the vesting term of a 2021 agreement, the Company issued 0 and 73,454 shares of common stock with a fair value of $0 and $315, respectively to members of the Board of Directors, employees and consultants. The shares were valued at the respective date of the agreements.

Common Stock Issued for Vendor Payable

During the six months ended June 30, 2023, the Company issued a total of 1,343,783 shares of common stock with a fair value of $591 to settle a vendor payable of $1.1 million. As a result, the Company recorded a gain of $577 to account the difference between the fair value of the common stock issued and the account payable settled. The common stock issued were valued at the respective date of their issuance.

Preferred Stock

Series C Preferred Stock

At June 30, 2023 and December 31, 2022, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of reverse stock splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are not currently convertible, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were issued or unpaid through June 30, 2023 and 2022, respectively.

Series K Preferred Stock

On February 16, 2021, the Board designated 115,000 shares of Series K preferred stock, par value $.01. (the “Series K Preferred Stock”).

Shares of the Series K Preferred Stock are convertible at any time, at the option of the holders, into shares of the Company’s common stock at an effective conversion rate of 100 shares of common stock for each share of Series K Preferred. Shares of the Series K Preferred Stock have the same voting rights as the shares of the Company’s common stock, with the holders of the Series K Preferred Stock entitled to vote on an as-converted-to-common stock basis, subject to the beneficial ownership limitation, together with the holders of the Company’s common stock on all matters presented to the Company’s stockholders. The Series K Preferred Stock are not entitled to any dividends (unless specifically declared by the Board) but will participate on an as-converted-to-common-stock basis in any dividends to the holders of the Company’s common stock. In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series K Preferred Stock will be on parity with the holders of the Company’s common stock and will participate, on an as-converted-to-common stock basis, in any distribution to holders of the Company’s common stock.

As of June 30, 2023 and December 31, 2022, there were no shares of Series K Preferred stock issued and outstanding.

Warrants and Options

Common Stock Warrants

Common stock warrant transactions for the six months ended June 30, 2023 were as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrant outstanding at December 31, 2022:	2,337,274	$5.30
Granted	9,790,000	0.71
Forfeited/canceled	(78,394)	3.40
Exercised	(2,900,000)	0.0001
Warrants outstanding at June 30, 2023	9,148,880	$2.11
Warrants exercisable at June 30, 2023	2,258,880	$5.45

The warrants had an exercise price greater than the market price, which resulted in no intrinsic value.

Warrants outstanding as of June 30, 2023 are exercisable as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 – 1.25	6,890,000	5.0	$1.01	-	$-
3.40 – 5.50	2,258,880	2.6	5.45	2,258,880	5.45
	9,148,880			2,258,880

Common Stock Options

Common stock option transactions for the six months ended June 30, 2023 were as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2022	1,630,452	$2.57
Granted	2,500,000	0.75
Forfeited/canceled	(392,500)	2.81
Exercised	-	-
Options outstanding at June 30, 2023	3,737,952	$1.32
Options vested and exercisable at June 30, 2023	2,177,891	$1.71

The Company recognized the corresponding stock compensation expense for options granted to certain consultants, employees, officers and directors based upon their vesting term.

On January 27, 2023, the Company granted stock options to employees and members of its board of directors to purchase an aggregate of 2.0 million shares of common stock at an exercise price of $0.85 per share. The stock options expire in 10 years, vest over twelve months and had a fair value of $1.4 million at the date of grant determined using the Black-Scholes Option Pricing model with the following weighted average assumptions.

On May 15, 2023, the Company granted stock options to a member of its board of directors to purchase 500,000 shares of common stock at an exercise price of $0.35 per share. The stock options expire in 10 years, vest over twelve months and had a fair value of $150 on at the date of grant determined using the Black-Scholes Option Pricing model.

The Company used the following weighted average assumptions in the Black-Scholes Option Pricing model to compute the fair value of the stock options granted during the period ended June 30 ,2023.

Stock price	$$0.35 - $0.85
Risk-free interest rate	3.62% - 3.99%
Expected volatility	120.81% - 123.61%
Expected life (in years)	5.3
Expected dividend yield	-

For the three months and six months ended June 30, 2023, the Company recognized stock compensation expense relating to the vesting of options granted in 2023 and prior years of $398 and $905, respectively.

Options outstanding as of June 30, 2023 are exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.48	1,237,952	9.0	$2.48	1,154,081	$2.48
0.85	2,000,000	9.6	0.85	1,000,000	0.85
0.35	500,000	9.9	0.35	23,810	0.35
	3,737,952			2,177,891

At June 30, 2023, fair value of unvested options totaled $1.1 million, which will be recognized as stock compensation expense in future periods based upon the remaining vesting term of the applicable grants.

There was no intrinsic value of the outstanding options as of June 30, 2023 as the exercise price of these options was greater than the market price.

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

On May 11, 2023, our former interim Chief Executive Officer, Dr. Greg Berk, filed a complaint with the Occupational Safety and Health Administration alleging retaliation against him during his tenure at the Company for raising concerns related to the public disclosure of certain product timelines. The Company is vigorously defending this matter and believe it to be without merit. At this early stage in the proceedings, the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.

On May 13, 2022, the Company made a claim against Michael Handelman, its former Chief Financial Officer, asserting that he misappropriated Company funds and shares of common stock, and failed to file the required SEC reports on Form 3 and Form 4 regarding each acquisition and disposition of the Company’s common stock. The Company seeks monetary damages estimated at $370; the return of shares of our common stock received without authorization and the disgorgement of any profits earned from the sale of those shares; a full accounting for all sums charged on the Company’s debit card, with payment to the Company for any charges that cannot be demonstrated to have a corporate purpose; an order directing Mr. Handelman to make all filings required by Section 16(a) of the 1934 Act; an award of all sums and shares improperly issued to members of Mr. Handelman’s family; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA) in New York City, New York, in accordance with its National Employment Dispute Resolution rules. In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. The Company agrees that any decisions of the arbitration panel will be binding and enforceable in any state in which the Company conducts the operation of its business. In accordance with California Labor Laws, the Company has designated Los Angeles, California as the venue for this arbitration. The claims are pending before an arbitrator in Los Angeles and the hearing is scheduled to begin on October 26, 2023. Mr. Handelman has not asserted counterclaims against the Company.

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two convertible notes and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF is seeking per diem liquidated damages based on the terms of alleged convertible notes. The Company filed a motion to dismiss for improper forum on July 14, 2023 because the convertible notes require disputes to be filed in New York state and federal courts. The Company believes that TWF’s claims are without merit and will continue to defend vigorously against these claims.

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

The Company is a party to a scientific research agreement with the Regents of the University of Minnesota, effective June 16, 2021. This scientific research agreement aims to work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. This agreement expired on June 30, 2023. The University of Minnesota shall use reasonable efforts to complete the project for a fixed sum of $2.1 million.

For the three months and six months ended June 30, 2023 and June 30, 2022, the Company recorded an expense of $192 and $383, respectively, for each respective period. The Company has recorded expense in the aggregate of $2.1 million as of June 30, 2023 pursuant to this agreement.

Patent and License Agreements

2016 Exclusive Patent License Agreement

The Company is party to an exclusive worldwide license agreement with the Regents of the University of Minnesota, (“UofMN”), to further develop and commercialize cancer therapies using TriKE® technology developed by researchers at the UofMN to target NK cells to cancer. Under the terms of the 2016 agreement, the Company receives exclusive rights to conduct research and to develop, make, use, sell, and import TriKE® technology worldwide for the treatment of any disease, state, or condition in humans. The Company is responsible for obtaining all permits, licenses, authorizations, registrations, and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKE® technology, including without limitation the FDA and the European Agency for the Evaluation of Medicinal Products in the European Union. Under the agreement, the UofMN received an upfront payment of $200, and an annual License Maintenance fee of $100 beginning in 2021. The agreement also includes 4% royalty fees, not to exceed 6% under subsequence license agreements or amendments to this agreement or minimum annual royalty payments ranging from $250 to $5.0 million. The agreement also includes certain performance milestone payments totaling $3.1 million, and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million dollars in cumulative gross sales of Licensed Products.

The Company did not incur any research and development expense relating to the 2016 Exclusive Patent License Agreement for the three months and six months ended June 30, 2023.

2021 Patent License Agreement

On March 26, 2021, the Company signed an agreement specific to the B7H3 targeted TriKE®. Under the agreement, the UofMN received an upfront license fee of $20,000 and will receive an annual License Maintenance fee of $5 beginning in 2022, 2.5% to 5% royalty fees, or minimum annual royalty payments of $250 beginning in the year after the first commercial sales of Licensed Product, and $2.0 million beginning in the fifth year after the first commercial sale of such Licensed Product. The agreement also includes certain performance milestone payments totaling $3.1 million, and one-time sales milestone payments of $1.0 million upon reaching $250 million in gross sales, and $5.0 million upon reaching $500 million dollars in cumulative gross sales of Licensed Products. There is no double payment intended; if one of the milestone payments has been paid under the 2016 agreement no further payment is due for the corresponding milestone above.

The Company did not incur any research and development expense relating to the 2021 Patent License Agreement for the three months and six months ended June 30, 2023.

Note 8 – Operating Leases

On November 19, 2021, the Company entered into a sublease with a third party for 4,500 square feet of office space located in Brisbane, California, with a commencement date of January 1, 2022 and maturing on June 30, 2024. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term. As a result of this agreement, the Company recognized right-of-use (“ROU”) asset and liability of $247 pursuant to ASC 842, Leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical collateralized borrowing rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

On February 8, 2022, the Company entered into a copier lease which will end on February 7, 2025. As a result, the Company recognized additional ROU asset and liability of $13.

As a result of these lease agreements, the Company recognized ROU asset and liability in the aggregate of $260.

Rent expense related to these leases reflected on the Company’s Condensed Consolidated Statements of Operations totaled $29 and $58 for the three months and six months ended June 2023. Rent expense totaled $29 and $58 for the three months and six months ended June 2022.

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30	$49
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$114	$165
Weighted-average remaining lease term (in years):
Operating leases	1.25	2.25
Weighted-average discount rate:
Operating leases	10%	10%

Future minimum lease payments under non-cancellable operating leases were as follows:

June 30, 2023
(Unaudited)
Within one year	$153
After one year and within two years	3
Thereafter	-
Total future minimum lease payments	$156
Less – discount	(36)
Lease liability	$120

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

Throughout this Quarterly Report on Form 10-Q, the terms “GTBP,” “we,” “us,” “our,” “the Company” and “our Company” refer to GT Biopharma, Inc., a Delaware corporation, formerly known as Oxis International, Inc., DDI Pharmaceuticals, Inc. and Diagnostic Data, Inc., together with our subsidiaries.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based on our proprietary Tri-specific Killer Engager (“TriKE®”) fusion protein immune cell engager technology platform. Our TriKE® platform generates proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells (“NK cells”). Once bound to an NK cell, our moieties are designed to enhance the NK cell, through induction of NK cell expansion and priming via the cytokine portion, and precisely direct it to one or more specifically targeted proteins expressed on a specific type of cancer cell or virus infected cell, ultimately resulting in the targeted cell’s death. TriKE® can be designed to target any number of tumor antigens on hematologic malignancies or solid tumors and do not require patient-specific customization.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2023 and 2022

Research and Development Expenses (“R&D”)

We recorded $2.1 million and $1.1 million in research and development expense (“R&D”) for the three months ended June 30, 2023 and 2022, an increase of $1.0 million over the prior year comparable period. We recorded $3.7 million and $3.2 million in R&D for the six months ended June 30, 2023 and 2022, an increase of $0.5 million over the prior year comparable period. R&D expenses relate to our continued development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising candidates.

Selling, General and Administrative Expenses (“S,G&A”)

We recorded $1.5 million and $1.9 million in selling, general and administrative expense (“SG&A”) for the three months ended June 30, 2023 and 2022, a decrease of $0.4 million over the prior year comparable period. We recorded $3.5 million and $5.2 million in SG&A for the six months ended June 30, 2023 and 2022, a decrease of $1.7 million over the prior year comparable period. The decrease in SG&A is primarily attributable to decreases in advisory board fees, investor relations expense, legal and professional fees, and payroll expense.

Interest Income

We recorded interest income of $220 and $36 for the three months ended June 30, 2023 and 2022, and $384 and $44 for the six months ended June 30, 2023 and 2022, respectively. The increase in interest income is due to higher interest rates offered by financial institutions in the three months and six months ended June 30, 2023 as compared to the same comparable periods of 2022.

Interest Expense

We recorded interest expense of $1 and $0 for the three months ended June 30, 2023 and 2022, and $213 and $0 for the six months ended June 30, 2023 and 2022, respectively. The increase in interest expense is due to the financing costs incurred associated with warrants accounted as warrant liability sold during the current year, with no comparable costs in the prior year.

Change in Fair Value of Warrant Liability

We recorded a gain of $1.4 million and $5 for the three months ended June 30, 2023 and 2022, and $4.4 million and $23 for the six months ended June 30, 2023 and 2022, respectively. The gain was recorded as a result of a change in fair value of warrant liability for the three months and six months ended June 30, 2023 as compared to the same comparable periods of 2022.

Gain on Extinguishment of Debt

We recorded $14 and $0 gain on extinguishment of debt for the three months ended June 30, 2023 and 2022, respectively, and a gain of $547 and $0 for the six months ended June 30, 2023 and 2022, respectively. The gain in the six months ended June 30, 2023 was as a result of share settlement of a greater amount of vendor accounts payable than the fair value of the shares on the date of settlement.

Unrealized Gain or Loss on Marketable Securities

We recorded unrealized gains on marketable securities of $9 and $38 for the three months and six months ended June 30, 2023, respectively, compared to unrealized losses of $6 and $30 for the three and six months ended June 30, 2022, respectively. This resulted from an improved mix of investments combined with higher interest rates for the three months and six months ended June 30, 2023 as compared to prior year comparable periods of 2022.

As a result of the above increases to other income, the Company recorded a net loss of $2.0 million and $2.2 million for the three months and six months ended June 30, 2023, as compared to a net loss of $3.0 million and $8.4 million for the same comparable periods in 2022.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies. On January 4, 2023, the Company raised $6.5 million from an institutional investor by selling 3.6 million shares of common stock, and pre-funded warrants to purchase up to 2.9 million shares of common stock. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception and expects such losses to continue into the foreseeable future. We anticipate that cash utilized in the twelve months following this filing date for selling, general and administrative expenses will range between $3.0 million and $4.0 million, and research and development expenses will range between $10.0 million and $12.0 million.

The Company reported cash and cash equivalents of $2.8 million and short-term investments of $15.2 million as of June 30, 2023. Management believes that the Company has sufficient cash and cash equivalents, and short-term investments to funds its operations for more than twelve months from the date of this filing.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, assumptions used in deriving the fair value of warrant liabilities, valuation of equity instruments issued for services, and valuation of deferred tax assets. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for share-based awards to employees, nonemployees, and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using its own historical stock price volatility. The expected term of the instrument is estimated by using the simplified method to estimate expected term. The risk-free interest rate is estimated using comparable published federal funds rates.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2023. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

As of June 30, 2023, our management, including our interim Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in internal control integrated framework. Based upon our evaluation, we concluded that our internal controls over financial reporting were operating effectively with a significant level of precision as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation of previously disclosed material weaknesses in internal controls over financial reporting, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 11, 2023, our former interim Chief Executive Officer, Dr. Greg Berk, filed a complaint with the Occupational Safety and Health Administration alleging retaliation against him during his tenure at the Company for raising concerns related to the public disclosure of certain product timelines. The Company is vigorously defending this matter and believe it to be without merit. At this early stage in the proceedings, the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.

On May 13, 2022, the Company made a claim against Michael Handelman, its former Chief Financial Officer, asserting that he misappropriated Company funds and shares of common stock, and failed to file the required SEC reports on Form 3 and Form 4 regarding each acquisition and disposition of the Company’s common stock. The Company seeks monetary damages estimated at $370; the return of shares of our common stock received without authorization and the disgorgement of any profits earned from the sale of those shares; a full accounting for all sums charged on the Company’s debit card, with payment to the Company for any charges that cannot be demonstrated to have a corporate purpose; an order directing Mr. Handelman to make all filings required by Section 16(a) of the 1934 Act; an award of all sums and shares improperly issued to members of Mr. Handelman’s family; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA) in New York City, New York, in accordance with its National Employment Dispute Resolution rules. In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. The Company agrees that any decisions of the arbitration panel will be binding and enforceable in any state in which the Company conducts the operation of its business. In accordance with California Labor Laws, the Company has designated Los Angeles, California as the venue for this arbitration. The claims are pending before an arbitrator in Los Angeles and the hearing is scheduled to begin on October 26, 2023. Mr. Handelman has not asserted counterclaims against the Company.

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two convertible notes and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF is seeking per diem liquidated damages based on the terms of alleged convertible notes. The Company filed a motion to dismiss for improper forum on July 14, 2023 because the convertible notes require disputes to be filed in New York state and federal courts. The Company believes that TWF’s claims are without merit and will continue to defend vigorously against these claims.

Item 6. Exhibits

Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	4/1/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	3/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	3/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	2/11/2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective June 13, 2022		10-K	3.5	001-40023	3/30/2023
3.6	Amended and Restated Bylaws of GT Biopharma, Inc. effective November 3, 2022.		8-K	3.1	01-40023	11/09/2022
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc. dated April 3, 2019		8-K	3.1	000-08092	04/04/2019
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		10-K	4.2	001-40023	4/16/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GT Biopharma, Inc.

Dated: August 7, 2023	By:	/s/ Manu Ohri
Manu Ohri
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

