Form 10-Q
period 2023-09-30
GT Biopharma, Inc.
filed 2023-11-01
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2023, the registrant had 41,418,999 shares of common stock outstanding.

GT BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q

For the Nine Months Ended September 30, 2023

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par value)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,648	$5,672
Short-term investments	13,366	10,836
Prepaid expenses and other current assets	38	54
Total Current Assets	16,052	16,562

Operating lease right-of-use asset	87	165
Deposits	9	9
TOTAL ASSETS	$16,148	$16,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,970	$3,140
Accrued expenses	1,028	1,669
Current operating lease liability	92	110
Total Current Liabilities	5,090	4,919

Non-current operating lease liability	-	64
Warrant liability	1,053	19
Total Liabilities	6,143	5,002

Stockholders’ Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series C - 96,230 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Common stock, par value $0.001, 250,000,000 shares authorized, 41,418,999 shares and 32,722,452
shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	42	33
Additional paid in capital	689,065	686,168
Accumulated deficit	(679,103)	(674,468)
Total Stockholders’ Equity	10,005	11,734
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,148	$16,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For The Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development (including $0 and $201 expense from stock compensation granted to officers, directors and employees during the three months ended September 30, 2023 and 2022, and $13 and $327 for the nine months ended September 30, 2023 and 2022, respectively)	1,364	2,743	5,109	5,969

Selling, general and administrative (including $0.5 million and $2.7 million expense from stock compensation granted to officers, directors and employees during the three months ended September 30, 2023 and 2022, respectively and $1.8 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively)	1,758	4,280	5,299	9,510

Loss from Operations	(3,122)	(7,023)	(10,408)	(15,479)

Other (Income) Expense
Interest income	(216)	(107)	(600)	(151)
Interest expense	-	-	213	-
Change in fair value of derivative liability	(485)	(58)	(4,796)	(81)
Gain on extinguishment of debt	-	-	(547)	-
Unrealized (gain) loss on short term investments	(5)	23	(43)	53
Total Other (Income) Expense	(706)	(142)	(5,773)	(179)

Net Loss	$(2,416)	$(6,881)	$(4,635)	$(15,300)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.22)	$(0.12)	$(0.48)

Weighted average common shares outstanding - basic and diluted	41,016,075	31,380,634	40,095,945	31,723,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

For The Three Months Ended September 30, 2023 (Unaudited)
	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2023	96	$1	40,640	$41	-	$-	$688,408	$(676,687)	$11,763

Fair value of vested stock options	-	-	-	-	-	-	433	-	433

Issuance of common stock to an officer and a board member for services	-	-	400	1	-	-	114	-	115

Issuance of common stock in settlement of accounts payable and accrued expenses	-	-	379	-	-	-	110	-	110

Net loss	-	-	-	-	-	-	-	(2,416)	(2,416)

Balance, September 30, 2023	96	$1	41,419	$42	-	$-	$689,065	$(679,103)	$10,005

For The Nine Months Ended September 30, 2023 (Unaudited)
	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	96	$1	32,723	$33	-	$-	$686,168	$(674,468)	$11,734

Private placement of common stock	-	-	3,600	4	-	-	6,264	-	6,268

Initial recognition of fair value of warrant liability	-	-	-	-	-	-	(5,831)	-	(5,831)

Fair value of vested stock options	-	-	-		-	-	1,337	-	1,337

Issuance of common stock to officer and board member for services	-	-	473	-	-	-	430	-	430

Issuance of common stock for exercise of Prefunded Warrants	-	-	2,900	3	-	-	(3)	-	-

Issuance of common stock in settlement of accounts payable and accrued expenses	-	-	1,723	2	-	-	700	-	702

Net loss	-	-	-	-	-	-	-	(4,635)	(4,635)

Balance, September 30, 2023	96	$1	41,419	$42	-	$-	$689,065	$(679,103)	$10,005

For The Three Months Ended September 30, 2022 (Unaudited)
	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2022	96	$1	30,694	$31	-	$-	$677,411	$(662,003)	$15,440

Equity compensation to officers, employees, and board of directors	-	-	78	-	378	938	2,006	-	2,944

Issuance of common shares for services	-	-	135	-	-	-	1,200	-	1,200

Issuance of common shares in settlement of vendors payable	-	-	1,222	1	-	-	3,250	-	3,251

Net loss	-	-	-	-	-	-	-	(6,881)	(6,881)

Balance, September 30, 2022	96	$1	32,129	$32	378	$938	$683,867	$(668,884)	$15,954

For The Nine Months Ended September 30, 2022 (Unaudited)
	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	96	$1	32,062	$32	327	$1,113	$674,348	$(653,584)	$21,910

Cancellation of common stock upon settlement with former officer	-	-	(1,845)	(1)	-	-	(222)	-	(223)

Cancellation of common stock	-	-	(291)	-	-	-	-	-	-

Common shares issued upon conversion of notes payable	-	-	327		(327)	(1,113)	1,113	-	-

Equity compensation to officers, employees, and board of directors	-	-	242	-	378	938	2,916	-	3,854

Issuance of common shares for services	-	-	412	-	-	-	2,462	-	2,462

Issuance of common shares in settlement of vendors payable	-	-	1,222	1	-	-	3,250	-	3,251

Net loss	-	-	-	-	-	-	-	(15,300)	(15,300)

Balance, September 30, 2022	96	$1	32,129	$32	378	$938	$683,867	$(668,884)	$15,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,635)	$(15,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – common shares for services	430	5,713
Stock based compensation – vested stock options	1,337	3,854
Change in fair value of warrant liability	(4,796)	(81)
Gain on extinguishment of debt	(547)	-
Unrealized (gain) loss on marketable securities	(43)	53
Changes in operating assets and liabilities:
Decrease in prepaid expenses	16	102
Increase in deposits	-	(9)
Decrease in operating lease right of use assets	78	70
Increase (decrease) in accounts payable and accrued expenses	1,437	(5,259)
(Decrease) in operating lease liability	(82)	(62)
Net Cash Used in Operating Activities	(6,805)	(10,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales (purchases) of investments	(2,487)	4,639
Net Cash Provided by (Used in) Investing Activities	(2,487)	4,639

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and prefunded warrants	6,268	-
Cancellation of common stock upon settlement with former officer	-	(223)
Net Cash (Used in) Provided by Financing Activities	6,268	(223)

Net Decrease in Cash	(3,024)	(6,503)
Cash at Beginning of Period	5,672	8,968
Cash at End of Period	$2,648	$2,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets exchanged for lease liabilities	$-	$260
Initial recognition of fair value of warrant liability	$5,831	$-
Fair value of common stock issued to settle accounts payable and accrued expenses	$700	$-
Common stock issued upon conversion of notes payable and accrued interest	$-	$1,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

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

Liquidity

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumptions contemplate the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2023, the Company recorded a net loss of $4.6 million and used cash in operations of $6.8 million. As of September 30, 2023, the Company had a cash and short-term investments balance of $16.0 million, working capital of $11.0 million, and stockholders’ equity of $10.0 million. Management anticipates that the $16.0 million of cash and cash equivalents, and short-term investments are adequate to satisfy the liquidity needs of the Company for at least one year from the date the Company’s condensed consolidated financial statements for the nine-month period ended September 30, 2023 were issued.

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

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, assumptions used in deriving the fair value of warrant liabilities, valuation of equity instruments issued for debt and services and realization of deferred tax assets. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. Total cash equivalents, which consist of money market funds, totaled approximately $2.5 million and $5.5 million at September 30, 2023 and December 31, 2022, respectively.

The Company also invested its excess cash in commercial paper and corporate notes and bonds. Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our business. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying condensed consolidated statements of operations. Total short-term investments totaled approximately $13.4 million and $10.8 million at September 30, 2023 and December 31, 2022, respectively.

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

The carrying amount of the Company’s warrant liability of $1.1 million and $0.02 million at September 30, 2023 and December 31, 2022, respectively, was based on Level 3 measurements.

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

These following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Options to purchase common stock	3,737,952	1,835,452
Warrants to purchase common stock	9,148,880	2,337,274
Unvested restricted common stock	-	295,588
Total anti-dilutive securities	12,886,832	4,468,314

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 was effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company adopted this standard effective January 1, 2023 and there was no material impact of adopting this standard on the Company’s financial statements and related disclosures.

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

Note 3 – Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were as follow:

	September 30, 2023 (Unaudited)
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$13,323	$43	$—	$13,366
Total	$13,323	$43	$—	$13,366

	December 31, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$10,866	$—	$(30)	$10,836
Total	$10,866	$—	$(30)	$10,836

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments):

	September 30, 2023 (Unaudited)
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,474	$2,474	$—	$—
Corporate notes and commercial paper	13,366	13,366	—	—
Total financial assets	$15,840	$15,840	$—	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,505	$5,505	$—	$—
Corporate notes and commercial paper	10,836	10,836	—	—
Total financial assets	$16,341	$16,341	$—	$—

As of September 30, 2023, the fair value of the warrant liability amounted to $1,053. The details of warrant liability transactions for the three and six months ended September 30, 2023 and 2022, are as follows:

	Three Months Ending		Nine Months Ending
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$1,538	$115	$19	$138
Fair value upon issuance of warrants	—	—	5,830	—
Change in fair value	(485)	(58)	(4,796)	(81)
Ending balance	$1,053	$57	$1,053	$57

Note 4 – Accounts Payable

Accounts payable consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Accounts payable to a third-party manufacturer	$3,144	$2,283
Other accounts payable	826	857
Total accounts payable	$3,970	$3,140

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

During the nine months ended September 30, 2023 the Company incurred $3.7 million in research and development expenses to account for services rendered by the third-party product manufacturer. In addition, the Company paid cash of $1.7 million and issued 1.3 million shares of its common stock with a fair value of $0.59 million in settlement of accounts payable of $1.1 million, which resulted in a gain on settlement of $0.55 million. The shares were valued at the respective date of issuance.

The outstanding accounts payable balance due to the third-party product manufacturer totaled $3.1 million and $2.3 million as of September 30, 2023 and December 31, 2022, respectively.

Note 5 – Warrant Liability

2023 Warrants

On January 4, 2023, as part of the private placement offering, the Company issued common stock, warrants to purchase up to an aggregate of 6,500,000 shares of the Company’s common stock (the “Common Warrants”), and placement agent warrants to purchase up to 390,000 shares of the Company’s common stock (the “Placement Agents Warrants” see Note 6 – Stockholders’ Equity).

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

As of September 30, 2023, the fair value of the warrant liability was $1.3 million.

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

The warrant liabilities for the Common Warrants and the Placement Agents Warrants were valued using a Binomial pricing model with the following weighted average assumptions:

	Common Warrants and Placement Agents Warrants
	September 30, 2023	At Inception
	(Unaudited)	(Unaudited)
Stock price	$0.24	$1.20
Risk-free interest rate	4.6%	3.60%
Expected volatility	119.7%	121.5%
Expected life (in years)	4.5	5.0
Expected dividend yield	-	-
Fair value of warrants (in thousands)	$1,053	$5,831

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

The warrant liabilities for the 2020 Warrants were valued using a Binomial pricing model with the following assumptions:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Stock price	$0.24	$0.89
Risk-free interest rate	4.95%	4.22%
Expected volatility	89%	109%
Expected life (in years)	1.8	2.6
Expected dividend yield	-	-

Fair value of warrants	$2	$19

During the three months and nine months ended September 30, 2023, the Company recognized a gain of $0.5 million and $4.8 million to account for the change in fair value of the warrant liability between the reporting periods in accordance with ASC 842. During the three months and nine months ended September 30, 2022, the Company recognized a gain of $0.06 million and $0.08 million to account for the change in the fair value of the warrant liability.

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

Note 6 – Stockholders’ Equity

The Company’s authorized capital as of September 30, 2023 was 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

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

In May 2023, the 2,900,000 Pre-Funded Warrants were exercised. The Company received cash consideration of $0.290 and issued 2,900,000 shares of common stock in exchange for the exercise price of $0.0001 per share.

Common Stock Issuable

On February 16, 2021, because of the mandatory conversion of the notes payable and accrued interest in the aggregate amount of $38.8 million, the Company issued a total of 11,413,322 shares of common stock to the respective noteholders, of which 11,086,024 were already issued as of December 31, 2021. The remaining 327,298 common shares valued at $1.1 million, were issued during the three months ended March 31, 2022.

Cancellation of Common Stock

The Company cancelled 290,999 previously issued shares of common stock during the three months ended March 31, 2022.

Common Stock Issued for Services

During the three and nine months ended September 30, 2023, the Company issued 400 and 473 shares of common stock with a fair value of $115 and $430, respectively to members of the Board of Directors, employees and consultants. The shares were valued at the respective date of the agreements.

During the three and nine months ended September 30, 2022, the Company issued 135 and 412 shares of common stock with a fair value of $1,200 and $2,462, respectively to members of the Board of Directors, employees and consultants. The shares were valued at the respective date of the agreements.

Common Stock Issued for Accounts Payable

During the nine months ended September 30, 2023, the Company issued a total of 1,723,094 shares of common stock with a fair value of $702 to settle accounts payable and accrued expenses of $1.2 million. As a result, the Company recorded a gain of $547 to account for the difference between the fair value of the common stock issued and the account payable settled. The common stock issued were valued at the respective date of their issuance.

Preferred Stock

Series C Preferred Stock

At September 30, 2023 and December 31, 2022, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of reverse stock splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are not convertible to common stock, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were declared or unpaid as of and for the period ended September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, there were no shares of Series K Preferred stock issued and outstanding.

Warrants and Options

Common Stock Warrants

Common stock warrant transactions for the nine months ended September 30, 2023 were as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrant outstanding at December 31, 2022:	2,337,274	$5.30
Granted	9,790,000	0.71
Forfeited/canceled	(78,394)	3.40
Exercised	(2,900,000)	0.0001
Warrants outstanding at September 30, 2023	9,148,880	$2.11
Warrants exercisable at September 30, 2023	2,258,880	$5.45

The warrants had an exercise price greater than the market price, which resulted in no intrinsic value.

Warrants outstanding as of September 30, 2023 are exercisable as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 – 1.25	6,890,000	4.8	$1.01	-	$-
3.40 – 5.50	2,258,880	2.4	5.45	2,258,880	5.45
	9,148,880			2,258,880

Common Stock Options

Common stock option transactions for the nine months ended September 30, 2023 were as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2022	1,630,452	$2.57
Granted	2,500,000	0.75
Forfeited/canceled	(392,500)	2.81
Exercised	-	-
Options outstanding at September 30, 2023	3,737,952	$1.32

Options vested and exercisable at September 30, 2023	2,833,651	$1.52

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

The Company used the following weighted average assumptions in the Black-Scholes Option Pricing model to compute the fair value of the stock options granted during the period ended September 30, 2023.

Stock price	$$0.35 - $0.85
Risk-free interest rate	3.62% - 3.99%
Expected volatility	120.81% - 123.61%
Expected life (in years)	5.3
Expected dividend yield	-

For the three months and nine months ended September 30, 2023, the Company recognized stock compensation expense relating to the vesting of options granted in 2023 and prior years of $433 and $1,337, respectively.

Options outstanding as of September 30, 2023 are exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.48	1,237,952	8.8	$2.48	1,166,984	$2.48
0.85	2,000,000	9.4	0.85	1,500,000	0.85
0.35	500,000	9.7	0.35	166,667	0.35
	3,737,952			2,833,651

At September 30, 2023, fair value of unvested options totaled $904, which will be recognized as stock compensation expense in future periods based upon the remaining vesting term of the applicable grants.

There was no intrinsic value of the outstanding options as of September 30, 2023 as the exercise price of these options was greater than the market price.

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

On May 13, 2022, the Company made a claim against Michael Handelman, its former Chief Financial Officer, asserting that he misappropriated Company funds and shares of common stock, and failed to file the required SEC reports on Form 3 and Form 4 regarding each acquisition and disposition of the Company’s common stock. The Company seeks monetary damages estimated at $370; the return of shares of our common stock received without authorization and the disgorgement of any profits earned from the sale of those shares; a full accounting for all sums charged on the Company’s debit card, with payment to the Company for any charges that cannot be demonstrated to have a corporate purpose; an order directing Mr. Handelman to make all filings required by Section 16(a) of the 1934 Act; an award of all sums and shares improperly issued to members of Mr. Handelman’s family; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA) in New York City, New York, in accordance with its National Employment Dispute Resolution rules. In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. The Company agrees that any decisions of the arbitration panel will be binding and enforceable in any state in which the Company conducts the operation of its business. In accordance with California Labor Laws, the Company has designated Los Angeles, California as the venue for this arbitration. The Company’s claims have been heard by an arbitrator in Los Angeles and the decision of the arbitrator is currently pending. Mr. Handelman has not asserted any counterclaims against the Company.

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF has recently dismissed without prejudice its Complaint before the California Superior Court of Los Angeles. The Company also filed a Summons and Complaint for Interpleader against TWF and Z One LLC before the Supreme Court of the State of New York County of New York asking the Supreme Court to determine if the Company’s shares of common stock are properly registered to TWF or Z One LLC, as both of these entities have made conflicting demands for registration of the shares of common stock. The Company believes that TWF’s claims are without merit and will continue to defend vigorously against these claims.

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

The Company is a party to a scientific research agreement with the Regents of the University of Minnesota (“UofMN”), effective June 16, 2021. This scientific research agreement aims to work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. This agreement expired on June 30, 2023. The Company and UofMN are negotiating the terms of the scientific research agreement and expect to finalize it by December 15, 2023. The UofMN shall use reasonable efforts to complete the project for a fixed sum of $2.1 million.

For the three months and nine months ended September 30, 2023 and 2022, the Company recorded an expense of $0.2 million and $0.6 million pursuant to the scientific research agreement for each respective periods. The Company has recorded expense in the aggregate of $2.1 million as of September 30, 2023 pursuant to this agreement.

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

The Company did not incur any research and development expense relating to the 2016 Exclusive Patent License Agreement for the three months and nine months ended September 30, 2023.

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

The Company did not incur any research and development expense relating to the 2021 Patent License Agreement for the three months and nine months ended September 30, 2023.

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

Rent expense related to these leases reflected as part of selling, general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations totaled $29 and $88 for the three months and nine months ended September 2023. Rent expense totaled $29 and $58 for the three months and nine months ended September 2022.

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78	$79
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$87	$260
Weighted-average remaining lease term (in years):
Operating leases	0.8	2.0
Weighted-average discount rate:
Operating leases	10%	10%

Future minimum lease payments under non-cancellable operating leases were as follows:

September 30, 2023
(Unaudited)
Within one year	$95
After one year and within two years	2
Thereafter	-
Total future minimum lease payments	$97
Less – discount	(5)
Lease liability	$92

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

GTB-3550

GTB-3550 was our first TriKE® product candidate. It reflected our first-generation TriKE® platform. It is a single-chain, tri-specific scFv recombinant fusion protein conjugate composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. We studied this anti-CD16-IL-15-anti-CD33 TriKE® in CD33 positive leukemias, a marker expressed on tumor cells in acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS. CD33 is primarily a myeloid differentiation antigen with endocytic properties broadly expressed on AML blasts and, possibly, some leukemic stem cells. CD33 or Siglec-3 (sialic acid binding immunoglobulin-like lectin 3) is a transmembrane receptor expressed on cells of myeloid lineage. It is usually considered myeloid-specific, but it can also be found on some lymphoid cells. The anti-CD33 antibody fragment used for these studies was derived from the M195 humanized anti-CD33 scFv and has been used in multiple human clinical studies. It has been exploited as a target for therapeutic antibodies for many years. The approval of the CD33 antibody-drug conjugate gemtuzumab validates this targeted approach.

GTB-3550 is being replaced by a more potent next-generation camelid nanobody TriKE®, GTB-3650, targeting relapsed/refractory Acute Myeloid Leukemia (AML) and high-risk Myelodysplastic Syndromes (MDS).

GTB-3650

GTB-3650 is a CD33 targeted TriKE® which targets CD33 on the surface of myeloid leukemias and an agonistic camelid engager to the potent activating receptor on NK cells, CD16. Use of this engager enhances the activity of wild type IL-15 included in GTB-3650, no longer needing the mutant IL-15 included in GTB-3550. We have significant preclinical data to support and concluded preclinical studies, generated a cGMP batch of drug, and are in the process of filing an Investigational New Drug (IND) application in the 2nd half of 2023. The only curative therapy for AML and MDS is transplant, and relapse still occurs in many patients that undergo transplants so novel immunotherapeutic approaches that can be leveraged in this setting are highly desirable. It is also important to note that elderly frail patients cannot receive transplants and thus alternative approaches are needed. The TriKE® approach provides a novel way to specifically target these tumors by leveraging NK cells, which have been shown to mediate relapse protection in this setting, in an anti-CD33-targeted fashion. We are moving GTB-3650 clinically based on pre-clinical data showing a marked increase in potency compared to GTB-3550, which we anticipate could lead to an enhanced efficacy signal in these diseases.

GTB-5550

GTB-5550 is a B7-H3 targeted TriKE® which targets B7-H3 on the surface of advanced solid tumors. We are advancing GTB-5550 through preclinical studies and have initiated a GMP manufacturing campaign. We have filed a Pre-IND package with the Food and Drug Administration (FDA) in anticipation of filing an IND application and starting a study targeting patients with B7-H3 positive solid tumors thereafter. B7-H3 expression is expressed in a number of solid tumor settings as well as in multiple myeloma and is not expressed on normal tissues, making it an exciting pan-cancer tumor target. Expression of B7-H3 is also associated with disease progression and bad outcomes in many cancers. Due to these characteristics several clinical trials are ongoing leveraging targeting of B7-H3 in solid tumor. GTB-5550 would be the first modality to target B7-H3 through NK cell immunotherapy and a unique single domain camelid B7-H3. The initial study will be designed as a basket trial, targeting solid tumor malignancies with high expression of B7-H3, including prostate cancer, ovarian cancer, head and neck cancer, lung cancer, and breast cancer.

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

In addition, the outbreak of full-scale wars between Russia and Ukraine and Israel and Palestine (“Conflicts”) and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Conflicts, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and other geographies and exacerbate the inflationary pressures on the worldwide economy, with potentially adverse impacts on our business, results of operations and financial condition.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2023 and 2022

Research and Development Expenses (“R&D”)

We recorded $1.36 million and $2.74 million in research and development expense (“R&D”) for the three months ended September 30, 2023 and 2022, a reduction of $1.38 million over the prior year comparable period. We recorded $5.11 million and $5.79 million in R&D for the nine months ended September 30, 2023 and 2022, a reduction of $0.68 million over the prior year comparable period. R&D expenses relate to our continued development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising candidates. R&D expenses decreased over the previous year primarily due to reduction of in-house staff offset with the increase in compensation to consultants as we prepare to advance our next generation GTB-3650 camelid nanobody product into the clinic.

Selling, General and Administrative Expenses (“S,G&A”)

We recorded $1.76 million and $4.28 million in selling, general and administrative expense (“SG&A”) for the three months ended September 30, 2023 and 2022, a decrease of $2.52 million over the prior year comparable period. We recorded $5.30 million and $9.51 million in SG&A for the nine months ended September 30, 2023 and 2022, a reduction of $4.21 million over the prior year comparable period. The decrease in SG&A is primarily attributable to reduction in stock-based compensation to advisory board, investor relations consultants, legal and professional fees, and payroll expenses.

Interest Income

We recorded interest income of $0.22 million and $0.11 million for the three months ended September 30, 2023 and 2022, and $0.60 million and $0.15 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest income was due to higher interest rates offered by financial institutions in the three months and nine months ended September 30, 2023, as compared to the same comparable periods of 2022.

Interest Expense

We recorded $0 interest expense for the three months ended September 30, 2023 and 2022, and $0.21 million and $0 for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest expense was due to the financing costs incurred associated with the issuance of warrants accounted as warrant liability during the current year, with no such comparable costs in the prior year.

Change in Fair Value of Warrant Liability

We recorded a gain of $0.49 million and $0.06 for the three months ended September 30, 2023 and 2022, and $4.80 million and $0.08 million for the nine months ended September 30, 2023 and 2022, respectively. The gain was recorded as a result of a change in fair value of warrant liability for the three months and nine months ended September 30, 2023 as compared to the same comparable periods of 2022.

Gain on Extinguishment of Debt

We recorded $0 gain on extinguishment of debt for the three months ended September 30, 2023 and 2022, respectively, and a gain of $0.55 million and $0 for the nine months ended September 30, 2023 and 2022, respectively. The gain in the nine months ended September 30, 2023 resulted due to share settlement of a greater amount of vendor accounts payable than the fair value of the shares on the date of settlement.

Unrealized Gain or Loss on Marketable Securities

We recorded unrealized gains on marketable securities of $0.01 million and $0.04 million for the three months and nine months ended September 30, 2023, respectively, compared to unrealized losses of $0.02 and $0.05 million for the three and nine months ended September 30, 2022, respectively. This resulted from an improved mix of investments combined with higher interest rates for the three months and nine months ended September 30, 2023 as compared to prior year comparable periods of 2022.

As a result of the above changes, the Company recorded a net loss of $2.42 million and $4.70 million for the three months and nine months ended September 30, 2023, as compared to a net loss of $6.88 million and $15.30 million for the same comparable periods in 2022.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies. On January 4, 2023, the Company raised $6.50 million from an institutional investor by selling 3,600,000 shares of common stock, and pre-funded warrants to purchase up to 2,900,000 shares of common stock. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception and expects such losses to continue into the foreseeable future. We anticipate that cash utilized in the twelve months following this filing date for selling, general and administrative expenses will range between $3.0 million and $4.0 million, and research and development expenses will range between $10.0 million and $12.0 million.

The Company reported cash and cash equivalents of $2.65 million and short-term investments of $13.37 million as of September 30, 2023. Management believes that the Company has sufficient cash and cash equivalents, and short-term investments to funds its operations for more than twelve months from the date of this filing.

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

Stock-Based Compensation

The Company accounts for share-based awards to employees, nonemployees, and consultants in accordance with the provisions of ASC 718, “Compensation-Stock Compensation”. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using its own historical stock price volatility. The expected term of the instrument is estimated by using the simplified method to estimate expected term. The risk-free interest rate is estimated using comparable published federal funds rates.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2023. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

As of September 30, 2023, our management, including our interim Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in internal control integrated framework. Based upon our evaluation, we concluded that our internal controls over financial reporting were operating effectively with a significant level of precision as of September 30, 2023.

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

On May 13, 2022, the Company made a claim against Michael Handelman, its former Chief Financial Officer, asserting that he misappropriated Company funds and shares of common stock, and failed to file the required SEC reports on Form 3 and Form 4 regarding each acquisition and disposition of the Company’s common stock. The Company seeks monetary damages estimated at $0.37 million; the return of shares of our common stock received without authorization and the disgorgement of any profits earned from the sale of those shares; a full accounting for all sums charged on the Company’s debit card, with payment to the Company for any charges that cannot be demonstrated to have a corporate purpose; an order directing Mr. Handelman to make all filings required by Section 16(a) of the 1934 Act; an award of all sums and shares improperly issued to members of Mr. Handelman’s family; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA) in New York City, New York, in accordance with its National Employment Dispute Resolution rules. In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. The Company agrees that any decisions of the arbitration panel will be binding and enforceable in any state in which the Company conducts the operation of its business. In accordance with California Labor Laws, the Company has designated Los Angeles, California as the venue for this arbitration. The claims have been heard by an arbitrator in Los Angeles and the decision of the arbitrator is currently pending. Mr. Handelman has not asserted any counterclaims against the Company.

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF has recently dismissed without prejudice its Complaint before the California Superior Court of Los Angeles. The Company also recently filed a Summons and Complaint for Interpleader against TWF and Z One LLC before the Supreme Court of the State of New York County of New York asking the Supreme Court to determine if the Company’s shares of common stock are properly registered to TWF or Z One LLC, as both of these entities have made conflicting demands for registration of the shares of common stock . The Company believes that TWF’s claims are without merit and will continue to defend vigorously against these claims.

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

GT Biopharma, Inc.

Dated: November 1, 2023	By:	/s/ Manu Ohri
Manu Ohri
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

