Form 10-K
period 2023-12-31
GT Biopharma, Inc.
filed 2024-03-26
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023 or

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

(415) 919-4040

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Trading Symbol(s)	Exchanges on which Registered
Common Stock, $0.001 Par Value	GTBP	Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2023 was approximately $11.5 million. As of March 26, 2024, there were 1,380,633 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2024 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

●	Our business is at an early stage of development and we may not develop therapeutic products that can be commercialized.
●	We have a history of operating losses and we expect to continue to incur losses for the foreseeable future and we may never generate revenue or achieve profitability.
●	If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.
●	Our reliance on the activities of our non-employee consultants, research institutions and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our proposed products.
●	We have limited clinical testing and regulatory capabilities, and human clinical trials are subject to extensive regulatory requirements, very expensive, time-consuming and difficult to design and implement. Our products may fail to achieve necessary safety and efficacy endpoints during clinical trials, which may limit our ability to generate revenues from therapeutic products.
●	We are subject to extensive regulation, which can be costly and time consuming and can subject us to unanticipated delays. Even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	We currently lack manufacturing capabilities to produce our therapeutic product candidates at commercial-scale quantities and do not have an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the product.
●	We rely on third parties to conduct preclinical and clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	Epidemic or pandemic outbreaks such as COVID-19 (coronavirus), natural disasters, whether or not caused by climate change, unusual weather conditions, terrorist acts and political events, could disrupt business and result in halting our clinical trials and otherwise adversely affect our financial performance.
●	There has been a limited public market for our common stock, and we do not know whether one will develop to provide adequate liquidity. Furthermore, the trading price for our common stock, should an active trading market develop, may be volatile and could be subject to wide fluctuations in per-share price.
●	Because our common stock may be deemed a “penny” stock, an investment in our common stock should be considered high-risk and subject to marketability restrictions.

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

Our initial work was conducted in collaboration with the Masonic Cancer Center at the University of Minnesota under a program led by Dr. Jeffrey Miller, Professor of Medicine, and the Deputy Director at the Center. Dr. Miller is a recognized key opinion leader in the field of NK cell and IL-15 biology and their therapeutic potential. We have exclusive rights to the TriKE® platform and are generating additional intellectual property for specific moieties.

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

GTB-3550 TriKE® and Phase 1 Acute Myeloid Leukemia/Myelodysplastic Syndrome (AML/MDS) Phase 1 Clinical Trial

GTB-3550 was the Company’s first-generation TriKE® product candidate which was a single-chain, tri-specific recombinant fusion protein construct composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15, all connected by small peptide linkers. The GTB-3550 Phase 1 clinical trial for treatment of patients with CD33-expressing, high risk myelodysplastic syndromes and refractory/relapsed acute myeloid leukemia opened for patient enrollment in September 2019 and completed enrollment in September 2021. The clinical trial was conducted at the University of Minnesota’s Masonic Cancer Center in Minneapolis, Minnesota under the direction of Dr. Erica Warlick and Dr. Mark Juckett.

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

The CD33 targeting TriKE® constructs was tested against three separate human tumor cell lines to evaluate specificity: CD33+ HL-60 (promyelocitic leukemia) cells, CD33, Raji (Burkitt’s lymphoma), and CD33- HT29 (colorectal adenocarcinoma). TriKE® (GTB-3550) activity was only seen against the CD33+ HL-60 cells containing a Luc reporter to allow for in vivo imaging of the tumors, were used to show in vivo efficacy of BiKE (1633) and TriKE® (GTB-3550) against relevant human tumor targets (HL-60-luc) over an extended period of time. The system consisted of initial conditioning of NSG mice using radiation (250-275 cGy), followed by injection of the tumor cells (I.V. for HL-60-luc, a three-day growth phase, injection of human NK cells, and repeated injection of the drugs of interest, BiKE and TriKE® (three to five times a week). Imaging was carried out at Day 7, 14, and 21, and extended as needed. Subsequent studies were also carried out to evaluate other TriKEs expressing targeting arms against other tumor antigens (B7H3 and HER2 for instance).

The figure below shows the results (tumor burden and mortality) when dosing NK cells alone (top panel), the BiKE version (lacking IL-15) of GTB-3550 (middle panel; called 1633), and the TriKE®, GTB-3550 (bottom panel; then called 161533) in the above xenogeneic human tumor model, HL-60-luc. In the NK-cell-only arm, two out of the five mice were dead by Day 21 with two of the surviving mice having extensive tumor burden as depicted by the colored images. In contrast, all five mice in each of the BiKE and TriKE® arms survived. In addition, the tumor burden in the TriKE®-treated mice was significantly less than in the BiKE-treated mice, demonstrating the improved efficacy from NK cells in the TriKE®-treated mice.

Based on these results, and others, the IND for GTB-3550 was filed in June 2017 by the University of Minnesota. The FDA requested that additional preclinical toxicology, additional information and clarifications on manufacturing, and clinical development plans. The requested additional information and clarifications were completed and incorporated into the IND in eCTD format. We filed the IND amendment in June 2018 and announced on November 1, 2018, that the FDA granted approval of the IND and the Company was authorized to initiate a first-in-human Phase 1 study with GTB-3550 in AML, MDS, and systemic mastocytosis. The Phase 1 clinical trial was initiated in September 2019 and closed in September 2021.

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

Examples of our earlier stage solid tumor targeting product candidates are focused on CD33, B7-H3, Her2, CD19, CLEC12A, CD22, and CD133 alone and in combination. We believe these constructs have the potential to target prostate, breast, colon, ovarian, liver, and head and neck cancers. Depending on the availability of drug supply, we hope to initiate human clinical testing for certain of our solid tumor product candidates in the first half of 2025.

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

Immuno-Oncology Product Candidates

GTB-3550

GTB-3550 was our first TriKE® product candidate. It reflected our first-generation TriKE® platform. It is a single-chain, tri-specific scFv recombinant fusion protein conjugate composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. We studied this anti-CD16-IL-15-anti-CD33 TriKE® in CD33 positive leukemias, a marker expressed on tumor cells in acute myelogenous leukemia, or AML, myelodysplastic syndrome, or MDS. CD33 is primarily a myeloid differentiation antigen with endocytic properties broadly expressed on AML blasts and, possibly, some leukemic stem cells. CD33 or Siglec-3 (sialic acid binding Ig-like lectin 3, SIGLEC3, SIGLEC3, gp67, p67) is a transmembrane receptor expressed on cells of myeloid lineage. It is usually considered myeloid-specific, but it can also be found on some lymphoid cells. The anti-CD33 antibody fragment used for these studies was derived from the M195 humanized anti-CD33 scFV and has been used in multiple human clinical studies. It has been exploited as target for therapeutic antibodies for many years. We believe the approval of the antibody-drug conjugate gemtuzumab validates this targeted approach.

GTB-3550 was replaced by a more potent next-generation camelid nanobody TriKE®, GTB-3650, both targeting CD33 on relapsed/refractory Acute Myeloid Leukemia (AML) and high-risk Myelodysplastic Syndromes (MDS). The pivot from GTB-3550 to GTB-3650 in our clinical development was based on a solid preclinical foundation that showed markedly enhanced potency of the camelid modification of the first-generation TriKE. This is illustrated below by better tumor control of AML bearing animals with GTB-3650 (purple dots) compared to GTB-3550 (blue dots). This provided the rationale for pausing further development of GTB-3550 and moving over to solely develop the 2nd generation TriKE platform.

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

About GTB-3550 TriKE® Clinical Trial

We opened our GTB-3550 Phase 1 clinical trial in September 2019 and enrolled our first patient in January 2020. Patients with CD33+ malignancies (primary induction failure or relapsed AML with failure of one reinduction attempt or high-risk MDS progressed on two lines of therapy) age 18 and older were eligible (ClinicalTrials.gov Identifier NCT03214666). The primary endpoint is to identify the maximum tolerated dose (MTD) of GTB-3550 TriKE®. Correlative objectives include the number, phenotype, activation status and function of NK cells and T cells. From January, 2020 until September, 2021 twelve patients received escalating doses of GTB-3550 in the Phase 1 trial. The results of this trial were presented at several conferences in 2021 and 2022. To summarize, the therapy was overall well tolerated and safe. There were no serious cases of cytokine release syndrome observed. Four of twelve patients had transient reductions in bone marrow leukemic blast cells. Correlative studies showed activation, proliferation, and persistence of functionally active endogenous NK cells. The results of our first generation GTB-3550 Phase 1 clinical trial support our plans to advance the next generation camelid nanobody into the clinic.

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

These single-domain antibodies are thought to have certain attractive features for antibody engineering, including physical stability, ability to bind deep grooves, and increased production yields, amongst others. Pre-clinical studies demonstrated increased NK cell activation against CD33+ targets including enhanced NK cell degranulation (% CD107a+) and IFNg with the single-domain CD16 TriKE® (cam 16-wt15-33; GTB-3650) compared to the original TriKE® (scFv16-m 15-33; GTB-3550) (see figure below). This data was published by Dr. Felices M et al (2020) in Cancer Immunol Res.

CD33+ HL60 Targets in Killing Assays

(Purple line represents the GTB-3650 and Blue line represents GTB-3550)

GTB-3650

As seen in the figure above, AML control in vivo was superior with GTB-3650 (purple dots) compared to the first-generation TriKE (blue dots). GTB-3650 is a CD33 targeted TriKE® which targets CD33 on the surface of myeloid leukemias. We are advancing GTB-3650 through preclinical studies and have filed an Investigational New Drug (IND) application with the FDA in December, 2023. The Company continues to be in a productive dialogue with the FDA with respect to its IND Application in relation to GTB 3650. We further anticipate approval to start study enrollment targeting patients with relapsed/refractory AML and high grade MDS by the second half of 2024. This initial study will test GTB-3650 as monotherapy testing administration 2 weeks on and two weeks off (to prevent NK cell exhaustion) for at least 2 cycles of therapy. The design of the trial has been agreed on with the FDA.

GTB-5550

GTB-5550 is a B7-H3 targeted TriKE® which targets B7-H3 on the surface of advanced solid tumors (figure above). B7-H3 is an exciting target as it displays specific expression on a broad spectrum of solid tumor malignancies, allowing our team to target these malignancies through GTB-5550. Pre-clinical work has shown that this molecule has NK-cell targeted activity against a variety of solid tumor settings, including head and neck cancer squamous cell carcinoma (figure below), prostate cancer, breast cancer, ovarian cancer, glioblastoma, and lung cancer (amongst others). We are advancing GTB-5550 through preclinical studies and have initiated a GMP manufacturing campaign in anticipation of filing an IND in the late second half of 2024. A pre-IND packet was submitted to the FDA in October 2023 with a written response from the FDA in December 2023. The main question to the FDA was regarding pre-clinical toxicology and a pivot to subcutaneous dosing. The initial trial is designed as a basket trial for patients with B7-H3+ solid tumors using Monday through Friday dosing (2 weeks on and 2 weeks off to prevent immune exhaustion). This is dependent on manufacturing of clinical materials. We expect a study targeting patients with B7-H3 positive solid tumors in the first half of 2025.

Oncology Markets

Acute Myeloid Leukemia and Myelodysplastic Syndromes

AML is a heterogeneous hematologic stem cell malignancy in adults with an incidence rate of 4.3% per 100,000 populations. The median age at the time of diagnosis is 68 years. AML is an aggressive disease and is fatal without anti-leukemic treatment. AML is the most common form of adult leukemia in the U.S. These patients will require frontline therapy, usually chemotherapy including cytarabine and an anthracycline, a therapy that has not changed in over 40 years. Myelodysplastic syndromes are a heterogeneous group of myeloid neoplasms characterized by dysplastic features of erythroid/myeloid/megakaryocytic lineages, progressive bone marrow failure, a varying percentage of blast cells, and enhanced risk to evolve into acute myeloid leukemia. It is estimated that over 10,000 new cases of MDS are diagnosed each year and there are minimal treatment options; other estimates have put this number higher. In addition, the incidence of MDS is rising for unknown reasons.

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

Reverse Stock Split

On February 1, 2024, the Company announced a reverse stock-split of its common stock, par value $0.001 per share, at a ratio of 1 for 30. The reverse stock-split became effective on February 2, 2024. The Company’s common stock began trading on a reverse stock-split-adjusted basis on The Nasdaq Capital Market on February 5, 2024, under our existing trading symbol “GTBP.”

As a result of the reverse stock-split, every thirty (30) shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares of common stock will be entitled to receive their pro-rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock-split (reduced by any customary brokerage fees, commission and other expenses).

Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options for the Company’s common stock and to the number of shares of common stock reserved for future issuance pursuant to the GT Biopharma, Inc. 2022 Omnibus Incentive Plan.

All share and per share information has been adjusted to retroactively reflect the reverse stock-split as of the earliest period presented.

Employees and Human Capital Resources

At the date of this Annual Report, we have 2 full-time employees and eight consultants to carry on our operations. Many of our activities are outsourced to consultants who provide services to us on a project basis. As business activities require and capital resources permit, we will hire additional employees to fulfill our Company’s needs.

Form and Year of Organization

In 1965, the corporate predecessor of GT Biopharma, Diagnostic Data, Inc., was incorporated in the State of California. Diagnostic Data changed its incorporation to the State of Delaware in 1972, and changed its name to DDI Pharmaceuticals, Inc. in 1985. In 1994, DDI Pharmaceuticals Inc. merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. On July 17, 2017, we amended our Certificate of Incorporation for the purpose of changing our name from OXIS International, Inc. to GT Biopharma, Inc.

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

Our business is at an early stage of development. We do not have immune-oncology products in late-stage clinical trials. We are still in the early stages of identifying and conducting research on potential therapeutic products. Our potential therapeutic products will require significant research and development and pre-clinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to obtain regulatory approvals, enter clinical trials for any of our product candidates, or commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future and we may never generate revenue or achieve profitability.

During the year ended December 31, 2023, the Company reported a net loss of $7.6 million and as of December 31, 2023 and had an accumulated deficit of $682.1 million. We have not generated any revenue to date and are not profitable, and have incurred losses in each year since our inception. We do not expect to generate any product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses for the foreseeable future as we expand research and development and clinical trial efforts.

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

Our currently projected expenditures for 2024 include approximately $3.0 million for research and development. The actual cost of our programs could differ significantly from our current projections if we change our planned development process. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

We have taken measures to mitigate potential issues and have implemented a functional system of internal controls over financial reporting. However, such controls may become inadequate due to changes in conditions, or the degree of compliance with such policies or procedures may deteriorate, which could result in the discovery of material weaknesses and deficiencies. In any event, the process of determining whether our existing internal control over financial reporting is compliant with Section 404 of the Sarbanes-Oxley Act, or Section 404, and sufficiently effective requires the investment of substantial time and resources, including by certain members of our senior management.

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

In the past, many of our employees were employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, with contractual provisions and other procedures, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employers. Litigation may be necessary to defend against any such claims.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with regulations of governmental authorities, such as the U.S. Food and Drug Administration (“FDA”) or the European Medicines Agency, or EMA, to provide accurate information to the FDA or EMA, to comply with manufacturing standards we have established, to comply with federal, state and international healthcare fraud and abuse laws and regulations as they may become applicable to our operations, to report financial information or data accurately or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained during clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we currently take and the procedures we may establish in the future as our operations and employee base expand to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure by our employees to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Clinical drug development for our product candidates is costly, time-consuming and uncertain. Our product candidates are in various stages of development and while we expect that clinical trials for these product candidates will continue for several years, such trials may take significantly longer than expected to complete. In addition, we, the FDA, an Institutional Review Board, or IRB, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

●	discovery of safety or tolerability concerns, such as serious or unexpected toxicities or side effects or exposure to otherwise unacceptable health risks, with respect to study participants;

●	lack of effectiveness of any product candidate during clinical trials or the failure of our product candidates to meet specified endpoints;

●	delays in subject recruitment and enrollment in clinical trials or inability to enroll a sufficient number of patients in clinical trials to ensure adequate statistical ability to detect statistically significant treatment effects;

●	difficulty in retaining subjects and volunteers in clinical trials;

●	difficulty in obtaining the IRB’s approval for studies to be conducted at each clinical trial site;

●	inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective Contract Research Organizations, (“CROs”), clinical trial sites and other third-party contractors;

●	inability to add a sufficient number of clinical trial sites;

●	uncertainty regarding proper formulation and dosing;

●	failure by us, our employees, our CROs or their employees or other third-party contractors to comply with contractual and applicable regulatory requirements or to perform their services in a timely or acceptable manner;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	inability or unwillingness of medical investigators to follow our clinical protocols;

●	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data; or

●	changes in applicable laws, regulations and regulatory policies.

If we experience delays or difficulties in the enrollment of patients in clinical trials, those clinical trials could take longer than expected to complete and our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, or similar regulatory authorities outside the United States. In particular, because we are focused on patients with molecularly defined cancers, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We cannot assure that we will be able to invest or develop resources for clinical trials successfully or as expediently as necessary. In particular, human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be affected by several factors, including:

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

We rely, and expect to continue to rely, upon third-party clinical research organizations (CROs) to execute our preclinical and clinical trials and to monitor and manage data produced by and relating to those trials. However, we may not be able to establish arrangements with CROs when needed or on terms that are acceptable to us, or at all, which could negatively affect our development efforts with respect to our drug product candidates and materially harm our business, operations and prospects.

We will have only limited control over the activities of the CROs we will engage to conduct our clinical trials. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any of the CROs does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices (GCPs), for all our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMP. Our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

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

We anticipate continuing our engagement of third parties to provide our clinical supply as we advance our product candidates into and through clinical development, and we depend on third parties to produce and maintain sufficient quantities of material to supply our clinical trials. If these third parties do not produce and maintain adequate supplies of clinical material, our development efforts could be significantly delayed, or could incur substantially higher costs. We expect in the future to use third parties for the manufacture of our product candidates for clinical testing, as well as for commercial manufacture. We plan to enter into long-term supply agreements with several manufacturers for commercial supplies. We may be unable to reach agreement on satisfactory terms with contract manufacturers to manufacture our product candidates. Additionally, the facilities to manufacture our product candidates must be the subject of a satisfactory inspection before the FDA or other regulatory authorities approve a marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturers for compliance with the FDA’s and international regulatory authority requirements for the manufacture of our finished products. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved, and may subject us to recalls or enforcement action for products already on the market.

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

We face risks associated with security breaches or cyber-attacks.

We face risks associated with security breaches or cyber-attacks of our computer systems or those of our third-party representatives, vendors, and service providers. Armed conflicts in the Middle East and between Russia and Ukraine, and tensions with countries such as Iran and North Korea and resulting geopolitical uncertainties also could result in an increase in cyberattacks that could either directly or indirectly impact our operations. Although we have implemented security procedures and controls to address these threats, such as firewalls, encryption, access controls, and employee training programs,  cybersecurity threats are dynamic and evolving and our systems may still be vulnerable to theft, loss or misuse of data, including proprietary or confidential information, relating to our business, products, employees, suppliers and customers; disruption due to computer viruses and programming errors; attacks by third parties including destruction of data or demanding ransom to return control of our systems and services; or similar disruptive problems.

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

Risks Related to Our Common Stock

There has been a limited public market for our common stock , and we do not know whether one will develop to provide adequate liquidity. Furthermore, the trading price for our common stock, should an active trading market develop, may be volatile and could be subject to wide fluctuations in per-share price.

Our common stock is listed for trading on the Nasdaq Capital Market under the trading symbol “GTBP.” Historically, however, there has been a limited public market for our common stock. We cannot assure that an active trading market for our common stock will develop or be sustained. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

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

Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On February 22, 2023, we received a deficiency letter from The Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). We are currently in compliance with Nasdaq listing requirements. If we fail to continue to meet all applicable continued listing requirements for The Nasdaq Capital Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, and our ability to obtain financing to repay debt and fund our operations.

Our outstanding warrants may affect the market price of our common stock.

As of December 31, 2023, we had 1,380,633 shares of common stock issued and outstanding and warrants outstanding for the purchase of up to 304,962 additional shares of common stock at an average exercise price of $63.30 per share, all of which are exercisable as of the date of this Annual Report (subject to certain beneficial ownership limitations). The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

[Cybersecurity is an important aspect of our business operations, and we are committed to protecting our systems, data, and the information of our clients and stakeholders. We recognize that cybersecurity threats are constantly evolving and that maintaining robust security measures is an ongoing process. Below is an overview of our cybersecurity risk management and the measures we have in place:

●	Governance and Oversight: Our Board of Directors and senior management are actively involved in overseeing our cybersecurity policies and practices and managing those responsible for coordinating and implementing cybersecurity initiatives across the organization.

●	Risk Assessment and Management: We conduct risk assessments to identify potential cybersecurity threats and vulnerabilities. This includes evaluating the likelihood and potential impact of various threats, such as data breaches, malware attacks, and insider threats. Based on these risk assessments, we develop and implement risk management strategies to mitigate identified risks.

●	Information Security Policies and Procedures: We have established information security policies and procedures that govern the use, protection, and handling of sensitive information. These policies cover areas such as data encryption, access controls, password management, incident response, and employee training.

●	Network and Infrastructure Security: We employ a range of technical measures to secure our network and infrastructure, including firewalls, intrusion detection and prevention systems, and vulnerability assessments. We also use encryption to protect data both in transit and at rest.

●	Employee Training and Awareness: We provide cybersecurity training to employees to raise awareness of the latest threats and best practices for protecting sensitive information. This includes training on how to recognize phishing attempts, handling secure data, and reporting security incidents.

●	Third-Party Risk Management: We assess the cybersecurity practices of our third-party vendors and service providers, including conducting due diligence on vendors before engaging their services and monitoring their compliance with our security requirements.

●	Compliance and Reporting: We comply with all applicable laws and regulations related to cybersecurity, including data protection and privacy laws.

While we believe that our current cybersecurity measures are robust, we recognize that the cybersecurity landscape is constantly evolving, and we remain vigilant in monitoring and adapting our practices to address emerging threats. We are committed to maintaining the confidentiality, integrity, and availability of our systems and data and to protecting the interests of our clients and stakeholders.]

ITEM 2. PROPERTIES

At the date of the issuance of this Annual Report, we sublease offices comprising of 4,500 rentable square feet at 8000 Marina Blvd, Suite 100, Brisbane, CA 94005 under a sublease that expires on June 30, 2024.

ITEM 3. LEGAL PROCEEDINGS

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its Complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a Summons and Complaint for Interpleader against TWF and Z One LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock are properly registered to TWF or Z One LLC, as both of these entities have made conflicting demands for registration of the shares of common stock. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One and that the Company be released from all associated liability and claims. The Court has not yet ruled on the Company’s motion. The Company believes that any claims related to the Notes are without merit and will continue to defend vigorously against these claims.

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

On May 13, 2022, the Company made an arbitration demand upon Michael Handelman, its former Chief Financial Officer, asserting that he breached his fiduciary duty by misappropriating Company funds and shares of common stock, among other things. The Company seeks among other relief, monetary damages estimated at $470,000; the return of 13,903 shares of our common stock received without authorization; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA). In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding.

On March 20, 2024, the Arbitrator issued an interim award in favor of the Company in the amount of $409,000 and directed Mr. Handelman to return the disputed 13,903 shares of common stock. The Arbitrator also awarded the Company its attorney fees and forum costs in an amount to be determined at the time of the final award.

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

Stockholders

As of March 26, 2024, there were 30 stockholders of record, which does not include stockholders who hold their shares in “street name.” The transfer agent for our common stock is ComputerShare Limited, whose address is 8742 Lucent Blvd., Suite 225, Highland Ranch, CO 80129.

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

Equity Compensation Plan Information

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Recent Issuances  of Unregistered Securities

The Company made the following issuances of its unregistered securities pursuant exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder during the year ended December 31, 2023:

●	The Company issued 15,782 shares of common stock to consultants in accordance with various consulting agreements.
●	The Company issued 120,000 shares of common stock in a public offering and 96,667 shares of common stock for exercise of prefunded warrants.
●	The Company issued 57,437 shares of common stock in the settlement of vendors payables.

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

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $682.1 million as of December 31, 2023. On a consolidated basis, the Company had cash and cash equivalents of $1.1 million and short-term investments of $12.9 million at December 31, 2023. We anticipate we will have to raise additional capital to fund our selling, general and administrative, and research and development expenses until we have a marketable product. There are no assurances that we will be able to raise the funds necessary to maintain our operations or to implement our business plan. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

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

During the year ended December 31, 2023, the Company believes the COVID-19 pandemic did impact its operating results. However, the Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company has been following the recommendations of health authorities to minimize exposure risk for its team members, including the temporary closure of its corporate office and having team members work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Corporate Developments

On May 1, 2023, Charles Casamento joined as a member of the Company’s Board of Directors.

Reverse Stock Split

On February 1, 2024, the Company announced a reverse stock-split of its common stock, par value $0.001 per share, at a ratio of 1 for 30. The reverse stock-split became effective on February 2, 2024. The Company’s common stock began trading on a reverse stock-split-adjusted basis on The Nasdaq Capital Market on February 5, 2024, under our existing trading symbol “GTBP.”

As a result of the reverse stock-split, every thirty (30) shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares of common stock will be entitled to receive their pro-rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock-split (reduced by any customary brokerage fees, commission and other expenses).

Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options for the Company’s common stock and to the number of shares of common stock reserved for future issuance pursuant to the GT Biopharma, Inc. 2022 Omnibus Incentive Plan.

All share and per share information has been adjusted to retroactively reflect the reverse stock-split as of the earlies period presented.

Private Placement of Common Stock

On January 4, 2023, GT Biopharma received gross proceeds of $6.5 million, before deducting placement agent fees and other offering expenses of $232,000 in relation to a purchase agreement (the “Purchase Agreement”) signed on December 30, 2022, between the Company and an institutional investor (the “Purchaser”) for the issuance and sale, in a registered direct offering (the “Offering”), of 120,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), pre-funded warrants to purchase up to 96,667 shares of the Company’s common stock (the “Pre-Funded Warrants”), warrants to purchase up to an aggregate of 216,667 shares of the Company’s common stock (the “Common Warrants”) and placement agent warrants to purchase up to 13,000 of the Company’s common stock (the “Placement Agents Warrants”). The Common Warrants have an exercise price equal to $30.00, became exercisable commencing six months following issuance, and shall have a term of exercise equal to five years following the initial exercise date. The Pre-Funded Warrants had an exercise price of $0.003 per Share, were immediately exercisable and could be exercised at any time after their original issuance until such Pre-Funded Warrants were exercised in full. The Placement Agents Warrants have an exercise price equal to $37.50, became exercisable commencing six months following issuance, and shall have a term of exercise equal to five years following the initial exercise date. The Shares and Common Warrants were sold at an offering price of $30.00 per Share and accompanying Common Warrant and the Pre-Funded Warrants and Common Warrants were sold at an offering price of $29.997 per Pre-Funded Warrant and accompanying Common Warrant.

Issuance of Common Stock in Public Offering

On February 16, 2021, the Company completed a public offering of 164,834 shares of common stock to investors for net proceeds of $24.7 million, after deducting underwriting discounts, commissions and other direct offering expenses. As part of the offering, the Company also granted to these investors, warrants to purchase 173,075 shares of common stock. The warrants are fully vested, exercisable at $165.00 per share and will expire in five years.

As a result of the completion of the public offering and the successful listing of the Company’s shares of common stock on the Nasdaq Capital Market, convertible notes and accrued interest totaling $38.8 million, were mandatorily converted into 380,444 shares of the Company’s common stock at its stated conversion rate of $102.00 per share. The Company issued 369,534 shares of common stock to the note holders while the remaining 10,910 common shares, valued at $1.1 million, were issuable at December 31, 2021.

During the year ended December 31, 2022, the Company issued the remaining 10,910 common shares. In addition, the Company also issued an additional 347 shares of commons stock with a fair value of $35,000 as settlement to a noteholder.

Significant Agreements

TriKE® Agreement

In June 2017, we entered into a co-development partnership agreement with Altor BioScience Corporation in which we agreed to collaborate exclusively in the clinical development of a novel 161533 (GTB-3550) TriKE® fusion protein for cancer therapies using our TriKE® technology. The GTB-3550 Phase 1 clinical trial for treatment of patients with CD33-expressing, high risk myelodysplastic syndromes and refractory/relapsed acute myeloid leukemia opened for patient enrollment in September 2019 and completed enrollment in September 2021. The results of our first generation GTB-3550 Phase 1 clinical trial support our plans to advance the next generation camelid nanobody into the clinic, and as such, no further clinical development will ensue with GTB-3550.

University of Minnesota Scientific Research Agreement

We are a party to a scientific research agreement with the Regents of the University of Minnesota (“UofMN”), effective June 16, 2021. This scientific research agreement aims to work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. This agreement expired on June 30, 2023. The Company and UofMN are negotiating the terms of a new scientific research agreement and expect to finalize it in the first half of 2024.

For the years ended December 31, 2023 and 2022, we recorded an expense of $383,000 and $766,000 pursuant to the scientific research agreement for each respective period. We have recorded an expense in the aggregate of $2.1 million as of December 31, 2023 pursuant to this agreement.

Subcontract Manufacturing Agreement

On October 5, 2020, we entered into a Master Services Agreement with a third-party product manufacturer to perform biologic development and manufacturing services on behalf of the Company. Associated with this, we have subsequently signed five Statements of Work (“SOWs”) for the research and development of products for use in clinical trials. On August 24, 2022, we entered into a revised agreement with this third-party manufacturer and issued 40,743 shares of common stock with a fair value of $3.2 million as part of a payment arrangement. The shares were valued at $79.80 per share based on the closing price of the Company’s common stock on the date of the agreement. As part of the revised agreement, we paid to this third-party manufacturer $3.3 million in cash on specified dates. In addition, the Company and the third-party manufacturer agreed that services to be rendered in future periods, as specified in the agreement, will be paid or settled at the Company’s discretion, in a combination of cash and issuance of the Company’s common stock. The agreement also amended certain agreements executed in prior years which eliminated future financial commitments of the Company.

The SOWs agreements totaled approximately $13.0 million, of which $7.5 million was incurred at that date and an additional $5.5 million is in process. The Company was indebted $3.5 million to this third- party manufacturer as of December 31, 2023.

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

License Agreements

See discussion of Patents and Licenses above under Item 1: Business

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

Research and Development Expenses

During the years ended December 31, 2023 and 2022, we incurred $6.5 million and $8.8 million of research and development expenses (R&D), respectively. The $2.3 million reduction in R&D was primarily due to a $3.6 million reduction in licensing and administrative costs, offset by an increase of $1.3 million in R&D costs related to our continued development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising product candidates. The reduction of $3.6 million in licensing and administrative costs over the previous year was primarily due to better management of R&D expenses with consultants and reduction in stock compensation to employees. We anticipate our direct clinical and preclinical expenses to continue to increase in 2024 as we plan to advance our next generation GTB-3650 camelid nanobody product into the clinic and enroll patients, perform tests for data collection, complete the product development of GTB 5550 and anticipate submission of IND application for GTB 5550 in the fourth quarter of 2024. We do not, however, anticipate an increase in related R&D licensing and administrative costs.

Selling, General and Administrative Expenses

During the years ended December 31, 2023 and 2022, we incurred $7.1 million and $12.4 million of selling, general and administrative expenses (S,G&A), respectively. The decrease in S,G&A of $5.3 million as compared to 2022 was primarily attributable to a reduction of $1.7 million in stock compensation expenses for officers, employees and Board of Directors and $1.9 million for outside consultants, reduction of $1.3 million in consulting advisory board fees, and reduction of $500,000 in patents and insurance costs for the year ended December 31, 2023. S,G&A decreased due to better managing and use of consultants and advisors, and overall reductions in other general and administrative expenses in 2023.

Other Income/Expense

Other income net of other expenses, was $6.0 million and $373,000 for the years ended December 31, 2023 and 2022, respectively. Other income and expenses consisted of interest income, interest expense, change in the fair value of warrant lability, gain on extinguishment of debt, and unrealized gain and loss on marketable securities.

We recorded interest income of $780,000 and $292,000 for the years ended December 31, 2023 and 2022, respectively. Interest income increased primarily due to the interest earned on short-term investments due to higher interest rates during the year 2023.

We recorded interest expense of $213,000 and $8,000 for the years ended December 31, 2023 and 2022, respectively. The increase in interest expense was due to the financing costs incurred associated with the issuance of warrants accounted as warrant liability during 2023, with no such comparable costs in 2022.

The change in fair value of warrant liability was due to fair value remeasurement which resulted in a gain of $4.8 million and $119,000 for the years ended December 31, 2023 and 2022, respectively.

We recorded a gain on extinguishment of debt of $547,000 and $0 for the years ended December 31, 2023 and 2022, respectively. The gain resulted due to share settlement of a greater amount of vendor accounts payable than the fair value of the shares on the date of settlement.

We recorded $48,000 of unrealized gain on marketable securities for the year ended December 31, 2023 as compared to unrealized loss on marketable securities for the year ended December 31, 2022 as a result of fair value remeasurement of our marketable securities.

We recorded other income of $20,000 related to subletting our premises during the year ended December 31, 2023 compared to $0 for the year ended December 31, 2022.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies and clinical trials. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. On January 4, 2023, the Company raised $6.5 million from an institutional investor by selling 120,000 shares of common stock, and pre-funded warrants to purchase up to 96,667 shares of common stock. During 2021, the Company had raised $24.7 million through issuance of common stock, had raised $16.4 million through the exercise of warrants and raised $1.2 million from a series of issuances of convertible notes. The Company reported $14.0 million of cash and short-term investments at December 31, 2023. We anticipate that we will need cash of approximately $10.0 million for the next twelve months for research and development and selling, general and administrative expenses. We expect the cash and short-term investments totaling $14.0 million will be sufficient to fund operations for the following 12 months, and anticipate raising additional funds as needed to fund our continued clinical trials.

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company has incurred substantial losses since inception to December 31, 2023. The Company anticipates incurring additional losses until such time, it can generate significant sales or revenue from out-licensing of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2023. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

As of December 31, 2023, our management, including our interim Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. In making this assessment, we used the criteria set forth by the COSO framework. Based upon our evaluation, we concluded that our internal controls over financial reporting were operating effectively with a significant level of precision as of December 31, 2023.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, due to an exemption under the JOBS Act for small reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the fiscal year ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following documents are furnished as exhibits to this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/2002	3.A
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011	10-K	03/31/2011	3.2
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017	8-K/A	03/15/2018	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021	8-K	02/11/2021	3.1
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective June 13, 2022	10-K	03/30/2023	3.5
3.6	Amended and Restated Bylaws of GT Biopharma, Inc., effective November 3, 2022	8-K	11/09/2022	3.1
3.7	Certificate of Amendment of Restated Certificate of Incorporation of GT Biopharma, Inc., effective February 1, 2024	8-K	02/01/2024	3.1
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	8-K	04/04/2019	3.1
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	10-K	04/16/2021	4.2
4.3	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended	10-K	03/30/2023	4.3
10.1	Exclusive License Agreement, dated July 18, 2016, between the Regents of the University of Minnesota and Oxis Biotech, Inc.	10-Q	08/11/2017	10.3
10.2	License Agreement, dated September 3, 2015, among Daniel A. Vallera, Jeffrey Lion and Oxis Biotech, Inc.	10-Q	08/11/2017	10.4
10.3	Clinical Trial Agreement, dated September 2019, between the Regents of the University of Minnesota and GT Biopharma, Inc.	10-Q	5/15/2020	10.7
10.4	Note Conversion Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/2017	10.5
10.5	Amendment Agreement related to Note Conversion Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/2017	10.8
10.6	Warrant Exercise Agreement, dated August 29, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/2017	10.6
10.7	Amendment Agreement related to Warrant Exercise Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/2017	10.9
10.8	Preferred Stock Exchange Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/2017	10.7
10.9	Amendment Agreement related to Preferred Stock Exchange Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/2017	10.10
10.10	Securities Purchase Agreement, dated January 9, 2017, among OXIS International, Inc. and the purchasers named therein	8-K	01/13/2017	10.1
10.11	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/2017	10.2

10.12	Form of Common Stock Purchase Warrant (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/2017	10.3
10.13	Securities Purchase Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	01/23/2018	10.1
10.14	Registration Rights Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	01/23/2018	10.2
10.15	Form of Senior Convertible Note (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	01/23/2018	10.3
10.16	Form of Warrant to Purchase Common Stock (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	01/23/2018	10.4
10.17	Securities Purchase Agreement, dated August 2, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/03/2018	10.1
10.18	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated August 2, 2018)	8-K	08/03/2018	4.1
10.19	Stock Pledge Agreement, dated August 2, 2018, by the Pledgors named therein for the benefit of Grushko & Mittman, P.C.	10-Q	08/14/2018	10.10
10.20	Security Purchase Agreement, dated September 7, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/07/2018	10.1
10.21	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 7, 2018)	8-K	09/07/2018	4.1
10.22	Security Purchase Agreement, dated September 24, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/28/2018	10.1
10.23	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 24, 2018)	8-K	09/28/2018	4.1
10.24	Securities Purchase Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/2019	10.1
10.25	Registration Rights Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/2019	10.3
10.26	Form of Secured Convertible Note (related to Securities Purchase Agreement, dated February 4, 2019)	8-K	02/06/2019	4.1
10.27	Security Agreement, dated February 4, 2019, among GT Biopharma, Inc. and Alpha Capital Anstalt, as collateral agent	8-K	02/06/2019	10.2
10.28	Securities Purchase Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/2019	10.1
10.29	Registration Rights Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/2019	10.2
10.30	Form of Convertible Note (related to Securities Purchase Agreement, dated May 22, 2019)	8-K	05/24/2019	4.1
10.31	Securities Purchase Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/20/2019	10.1
10.32	Registration Rights Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/20/2019	10.2
10.33	Form of Convertible Note (related to Securities Purchase Agreement, dated August 20, 2019)	8-K	08/20/2019	4.1
10.34	Securities Purchase Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/2020	10.1
10.35	Registration Rights Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/2020	10.2
10.36	Form of Convertible Note (related to Securities Purchase Agreement, dated January 30, 2020)	10-Q	05/15/2020	10.3
10.37	Form Securities Purchase Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/2020	10.4
10.38	Form of Registration Rights Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/2020	10.5
10.39	Form of Convertible Note (related to Securities Purchase Agreement executed in April/May 2020)	10-Q	05/15/2020	10.6
10.40	Securities Purchase Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/2020	10.1

10.41	Registration Rights Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/2020	10.3
10.42	Form of Convertible Note (related to Securities Purchase Agreement, dated July 7, 2020)	8-K	07/09/2020	4.1
10.43	Form of Standstill and Forbearance Agreement, dated June 23, 2020, between the Company and certain holders of convertible notes and debentures	8-K	06/23/2020	10.1
10.44	Settlement Agreement, dated June 19, 2020, among GT Biopharma, Inc., Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, Anthony Cataldo and Paul Kessler.	8-K	06/19/2020	10.1
10.45	Form of Convertible Note, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/2020	10.1
10.46	Form of Pre-Funded Warrant to Purchase Common Stock, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/2020	10.1
10.47	Consultant Agreement, dated February 14, 2018, among GT Biopharma, Inc., Georgetown Translational Pharmaceuticals, Inc. and Anthony J. Cataldo	8-K	2/21/2018	10.3
10.48	Employment agreement with Anthony Cataldo++	10-Q	8/14/2020	10.11
10.49	Form of Convertible Note (related to Securities Purchase Agreement, dated September 16, 2020)	8-K	9/22/2020	4.1
10.50	Securities Purchase Agreement, dated September 16, 2020, among GT Biopharma, Inc. and the purchasers named therein	8-K	9/22/2020	10.1
10.51	Master Services Agreement, dated October 5, 2020, between GT Biopharma, Inc. and Cytovance Biologics, Inc.	8-K	10/6/2020	10.1
10.52	Form of First Amendment and Extension of Standstill and Forbearance Agreement	8-K	11/4/2020	10.1
10.53	Form of Secured Convertible Note	8-K	11/9/2020	4.1
10.54	Securities Purchase Agreement	8-K	11/9/2020	10.1
10.55	Settlement Agreement, dated as of November 9, 2020, by and among Adam Kasower, East Ventures, Inc., A British Virgin Islands company, SV Booth Investments III, LLC, a Delaware limited liability company and Theorem Group, LLC, a California LLC and GT Biopharma Inc., a Delaware corporation.	10-Q	11/13/2020	10.19
10.56	Form of Settlement Note, dated November 9, 2020.	10-Q	11/13/2020	10.20
10.57	Board Service Agreement with Bruce Wendel, dated November 11, 2020++	10-Q	11/13/2020	10.22
10.58	Board Service Agreement with Greg Berk, dated November 11, 2020++	10-Q	11/13/2020	10.23
10.59	Consultant Agreement with Michael Handelman, dated November 13, 2020++	10-Q	11/13/2020	10.24
10.60	Form of Amendment to Convertible Note & Standstill Agreement	8-K	12/23/2020	10.1
10.61	Settlement Agreement, dated as of December 22, 2020, by and among Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, Anthony Cataldo, Paul Kessler and GT Biopharma Inc., a Delaware corporation.	8-K	12/28/2020	10.1
10.62	Settlement Note, dated December 22, 2020, by GT Biopharma Inc. payable to Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	8-K	12/28/2020	10.2
10.63	Form of Second Amendment and Extension of Standstill and Forbearance Agreement.	8-K	02/1/2020	10.1
10.64	Form of Amendment to Convertible Note, dated January 31, 2021	8-K	02/1/2020	10.2
10.65	Board Service Agreement with Rajesh Shrotriya, dated January 12, 2021.++	S-1/A	02/08/2021	10.69
10.66	Board Service Agreement with Michael Breen, dated January 12, 2021. ++	S-1/A	02/08/2021	10.70

10.67	Amendment to Settlement Note with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	S-1/A	02/08/2021	10.71
10.68	Form of Securities Purchase Agreement - December 2020 / January 2021 Notes	S-1/A	02/08/2021	10.72
10.69	Form of December 2020 / January 2021 Note	S-1/A	02/08/2021	10.73
10.70	Amended and Restated Employment Agreement with Anthony Cataldo, dated April 23, 2021.++	10-Q	5/17/2021	10.1
10.71	Amended and Restated Employment Agreement with Michael Handelman, dated April 23, 2021.++	10-Q	5/17/2021	10.2
10.72	Amended and Restated Employment Agreement with Dr. Gregory Berk, dated April 23, 2021.++	10-Q	5/17/2021	10.3
10.73	Exclusive License Agreement with Regents of the University of Minnesota, dated March 26, 2021.	10-K	03/28/2022	10.73
10.74	Research Agreement with Regents of the University of Minnesota, dated June 16, 2021.	10-K	03/28/2022	10.74
10.75	Sublease Agreement dated November, 2021, between Aimmune Therapeutics, Inc. (Sublandlord) and GT Biopharma, Inc. (Subtenant)	10-K	03/28/2022	10.75
10.76	Employment Agreement with Michael Breen, entered into as of December 31, 2021 with an effective date of November 8, 2021. ++	10-K	03/28/2022	10.76
10.77	Amendment No. 1 to Employment Agreement with Michael Breen, dated as of June 17, 2022. ++				X
10.78	Amendment No. 2 to Services Agreement with Michael Breen, dated as of February 20, 2023. ++				X
10.79	Board Service Agreement with Michael Breen dated November 11, 2020++	10-Q	05/16/2022	10.1
10.80	Employment Agreement with Manu Ohri dated May 15, 2022++	10-Q	05/16/2022	10.2
10.81	Amendment No. 1 to Employment Agreement with Manu Ohri, dated as of February 17, 2023++				X
10.82	Settlement and Investment Agreement dated August 24, 2022, by and between GT Biopharma, Inc. and Cytovance Biologics, Inc.**	10-Q	10/31/2022	10.1
10.83	Form of Securities Purchase Agreement, dated December 2022, by and between GT Biopharma, Inc. and the purchasers named therein.	8-K	01/03/2023	10.1
10.84	Form of Common Warrant	8-K	01/03/2023	4.1
10.85	Form of Pre-Funded Warrant	8-K	01/03/2023	4.2
10.86	Form of Placement Agent Warrant	8-K	01/03/2023	4.3
14.1	Code of Ethics	10-K	03/31/2015	14.1
21.1	Subsidiaries of GT Biopharma, Inc.	10-K	03/31/2015	21.1
23.1	Consent of Weinberg & Company, P.A.				X
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

GT Biopharma, Inc.

Dated: March 26, 2024	By:	/s/ Manu Ohri
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

Name	Position	Date

/s/ Michael Breen	Executive Chairman of the Board and	March 26, 2024
Michael Breen	Interim Chief Executive Officer (Principal Executive Officer)

/s/ Manu Ohri	Chief Financial Officer	March 26, 2024
Manu Ohri	(Principal Financial and Accounting Officer)

/s/ Bruce Wendel	Vice Chairman of the Board	March 26, 2024
Bruce Wendel

/s/ Rajesh Shrotriya	Director	March 26, 2024
Rajesh Shrotriya, M.D.

/s/ Charles Casamento	Director	March 26, 2024
Charles Casamento

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of GT Biopharma, Inc.

Brisbane, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GT Biopharma, Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Warrant Liability

Description of the Matter

As described in Note 5 to the financial statements, during the year ended December 31, 2023, the Company issued certain warrants to acquire its common stock and such warrants contained provisions and terms that resulted in the warrants requiring recognition as fair value liabilities. The warrant liabilities are required to be measured at fair value initially at issuance, and subsequently thereafter at each reporting date including December 31, 2023.

We identified auditing the valuation of the warrant liabilities as a critical audit matter due to the complexity of the accounting for the transaction and the significant judgements used by the Company in determining the fair value of the warrant liabilities. This required a high degree of auditor judgment and increased auditor effort in auditing the determination and valuation of the warrant liabilities.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We obtained and examined the warrant liability agreement, including assessing the reasonableness of its presentation as a liability in the financial statements.
●	We evaluated the appropriateness of the model used to value the warrant liability and tested the reasonableness of the assumptions used by the Company in determining the fair value of the warrant liability.
●	We developed an independent expectation of the warrant liability and compared our independent expectation to the Company calculated value.

Liquidity Assessment

Description of the Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statements, for the year ended December 31, 2023 the Company had cash and short-term investments of $14.0 million, working capital of $7.4 million and stockholders’ equity $7.5 million as of December 31, 2023. Management evaluated the Company’s liquidity within one year after the date of issuance of the consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. Management has concluded that, based on its current plans and projections, the Company will be able to satisfy its liquidity requirements for more than one year from when these financial statements were issued. In the preparation of the liquidity assessment, management applied judgment to estimate the projected cash flows of the Company.

We identified management’s evaluation of the Company’s ability to continue as a going concern and related disclosures as a critical audit matter due to the significant judgments and assumptions used by management in preparing the Company’s forecasted cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows. Auditing these judgments and assumptions required a high degree of auditor judgment and increased auditor effort required to address these matters.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s cash flow forecasts covering the going concern assessment period and evaluated the reasonableness of the cash flow forecast by comparing it to historical operating results.
●	We evaluated Managements assumptions in the preparing these forecasts and examined the underlying evidence.
●	We performed sensitivity analyses on the projected research and development and general and administrative expenses used in the Company’s cash flow projections to evaluate the impact on the conclusions reached by management.
●	We evaluated the adequacy of management’s disclosure in the financial statements regarding the Company’s liquidity by comparing to other audit evidence obtained to determine whether such information is consistent with the Company’s liquidity disclosure

Weinberg & Company, P.A.
Los Angeles, California
March 26, 2024

GT BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Par Value and Share Data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,079	$5,672
Short-term investments	12,893	10,836
Prepaid expenses and other current assets	84	54
Total Current Assets	14,056	16,562

Operating lease right-of-use asset	53	165
Deposits	-	9
TOTAL ASSETS	$14,109	$16,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,328	$3,140
Accrued expenses	1,195	1,669
Current operating lease liability	58	110
Warrant liability	1,052	19
Total Current Liabilities	6,633	4,938

Non-current operating lease liability	-	64
Total Liabilities	$6,633	$5,002

Stockholders’ Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized, Series C - 96,230 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Common stock, par value $0.001, 250,000,000 shares authorized, 1,380,633 shares and 1,090,748 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	33
Additional paid in capital	689,539	686,168
Accumulated deficit	(682,065)	(674,468)
Total Stockholders’ Equity	7,476	11,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,109	$16,736

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (In Thousands, Except Share Data)

	For the Year Ended December 31,
	2023	2022

Revenues	$-	$-

Operating Expenses:
Research and development (including $0 and $718 of stock compensation to officers, directors and employees during the years ended December 31, 2023 and 2022, respectively)	6,466	8,811

Selling, general and administrative (including $2,200 and $3,903 of stock compensation to officers, directors and employees during the years ended December 31, 2023 and 2022, respectively)	7,110	12,446
Total Operating Expenses	13,576	21,257

Loss from Operations	(13,576)	(21,257)

Other (Income) Expense
Interest income	(780)	(292)
Interest expense	213	8
Change in fair value of warrant liability	(4,797)	(119)
Gain on extinguishment of debt	(547)	-
Unrealized (gain) loss-on marketable securities	(48)	30
Other	(20)	-
Total Other (Income) Expense	(5,979)	(373)

Net Loss	$(7,597)	$(20,884)

Net Loss Per Share - Basic and Diluted	$(5.64)	$(19.66)

Weighted average common shares outstanding - basic and diluted	1,347,713	1,062,267

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Preferred Shares		Common Shares		Common Shares Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	96	$1	1,069	$1	11	$1,113	$674,379	$(653,584)	$21,910
Cancellation of common stock previously issued for services	-	-	(10)	-	-	-	-	-	-
Cancellation of common stock previously issued to prior CEO	-	-	(62)	-	-	-	(224)	-	(224)
Common stock issued upon conversion of notes payable	-	-	11	-	(11)	(1,113)	1,148	-	35
Issuance of common stock as equity compensation to officers, employees, and board of directors	-	-	24	-	-	-	2,522	-	2,522
Issuance of common stock as equity compensation to consultants	-	-	18	-	-	-	2,092	-	2,092
Fair value of vested stock options	-	-	-	-	-	-	3,032	-	3,032
Issuance of common stock in settlement of vendor payable	-	-	41	-	-	-	3,251	-	3,251
Net loss	-	-	-	-	-	-	-	(20,884)	(20,884)
Balance, December 31, 2022	96	1	1,091	1	-	-	686,200	(674,468)	11,734

Private placement of common stock	-	-	120	-	-	-	6,268	-	6,268
Initial recognition of fair value of warrant liability	-	-	-	-	-	-	(5,831)	-	(5,831)
Issuance of common stock as equity compensation to officers, employees, and board of directors	-	-	14	-	-	-	267	-	267
Issuance of common stock as equity compensation to consultants	-	-	2	-	-	-	163	-	163
Issuance of common stock for exercise of Prefunded Warrants	-	-	97	-	-	-	-	-	-
Fair value of vested stock options	-	-	-		-	-	1,770	-	1,770
Issuance of common shares in settlement of debt	-	-	57	-	-	-	702	-	702
Net loss	-	-	-	-	-	-	-	(7,597)	(7,597)
Balance, December 31, 2023	96	$1	1,381	$1	-	$-	$689,539	$(682,065)	$7,476

The accompanying notes are an integral part of these consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,597)	$(20,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - consultants and research and development	163	2,522
Stock based compensation - officers, employees and board of directors	267	2,092
Stock based compensation - vested stock options	1,770	3,032
Fair value of common stock issued to a noteholder as settlement	-	35
Change in fair value of warrant liability	(4,797)	(119)
Change in operating lease right-of-use assets	112	95
Gain from extinguishment of debt	(547)	(31)
Unrealized (gain) loss on marketable securities	(48)	30
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(30)	136
(Increase) decrease in deposits	9	(9)
Increase (decrease) in accounts payable and accrued expenses	1,962	(2,030)
Decrease in operating lease liability	(116)	(86)
Net Cash Used in Operating Activities	(8,852)	(15,217)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) sale of investments	(2,009)	12,145
Net Cash Used in Investing Activities	(2,009)	12,145

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,268	-
Cancellation of common stock upon settlement with former officer	-	(224)
Net Cash Provided by (Used in) Financing Activities	6,268	(224)

Net Decrease in Cash	(4,593)	(3,296)
Cash at Beginning of Period	5,672	8,968
Cash at End of Period	$1,079	$5,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$213	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets exchanged for lease liabilities	$-	$260
Initial recognition of fair value of warrant liability	$5,831	$-
Common stock issued upon settlement of debt	$702	$3,251

The accompanying notes are an integral part of these consolidated financial statements.

GT Biopharma, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Note 1 – Organization and Operations

The corporate predecessor of GT Biopharma, Inc, Diagnostic Data, Inc., was incorporated in the state of California in 1965. Diagnostic Data, Inc. changed its incorporation to the state of Delaware on December 21, 1972 and changed its name to DDI Pharmaceuticals, Inc. on March 11, 1985. On September 7, 1994, DDI Pharmaceuticals, Inc. merged with International BioClinical, Inc. and Bioxytech S.A. and changed its name to OXIS International, Inc. On July 17, 2017, OXIS International, Inc. changed its name to GT Biopharma, Inc. (the “Company”).

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

Reverse Stock Split

On February 1, 2024, the Company announced a reverse stock-split of its common stock, par value $0.001 per share, at a ratio of 1 for 30. The reverse stock-split became effective on February 2, 2024. The Company’s common stock began trading on a reverse stock-split-adjusted basis on The Nasdaq Capital Market on February 5, 2024 under the existing trading symbol “GTBP.”

As a result of the reverse stock-split, every thirty (30) shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares will be issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares of common stock will be entitled to receive their pro-rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock-split (reduced by any customary brokerage fees, commission and other expenses). The reverse stock split reduced the number of shares of common stock outstanding from 41,419,000 shares to 1,380,633 shares, subject to minor adjustments due to the treatment of fractional shares. The number of authorized shares of common stock remains unchanged at 250,000,000 shares.

Proportionate adjustments will be made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options for the Company’s common stock and to the number of shares of common stock reserved for future issuance pursuant to the GT Biopharma, Inc. 2022 Omnibus Incentive Plan.

All share and per share information within this report have been adjusted to retroactively reflect the reverse stock-split as of the earliest period presented.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, OXIS Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenue and has recorded a net loss of $7.6 million and used cash in operations of $8.9 million for the year ended December 31, 2023. The Company had a cash and short-term investments balance of $14.0 million at December 31, 2023. We anticipate that we will need cash of approximately $10.0 million for the next twelve months for research and development and selling, general and administrative expenses. We expect the cash and short-term investments totaling $14.0 million will be sufficient to fund operations for the following 12 months, and anticipate raising additional funds as needed to fund our continued clinical trials. Management anticipates that the $14.0 million of cash and cash equivalents and short-term investments available are adequate to satisfy the liquidity needs of the Company for at least one year from the date the Company’s 2023 consolidated financial statements are issued.

Historically, the Company has financed its operations through public and private sales of common stock, issuance of preferred stock, issuance of convertible debt instruments, and strategic collaborations. There can be no assurances that the Company will be able to secure additional financing on acceptable terms. In the event that the Company does not generate sufficient cash flows from investing and financing activities, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spendings, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Accounting Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for potential liabilities, assumptions used in deriving the fair value of warrant liabilities, share-based compensation and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying consolidated financial statements. As of December 31, 2023, total cash and cash equivalents which consist of cash and money market funds, amounted to approximately $1.1 million.

The Company also invested its excess cash in commercial paper and corporate notes and bonds. Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our businesses. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying consolidated statements of operations. As of December 31, 2023, total short-term investments amounted to approximately $12.9 million.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

The carrying amount of the Company’s warrant liability of $1.1 million at December 31, 2023 and $19,000 at December 31, 2022 was based on Level 2 measurements.

The carrying amounts of the Company’s other financial assets and liabilities, such as cash and cash equivalents, short term investments, prepaid expenses and other current assets, accounts payable, accrued expenses, approximate their fair values because of the short maturity of these instruments.

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

The Company’s use of derivative financial instruments is generally limited to warrants issued by the Company that do not meet the criteria for equity treatment and are recorded as liabilities. We do not use financial instruments or derivatives for any trading purposes.

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, employees and consultants for acquiring goods and services from non-employees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock based payments to officers, directors, employees and consultants, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

Leases

The Company accounts for its lease in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

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

The following shares were excluded in the computation of the diluted net loss per share because their effect is anti-dilutive:

	December 31,
	2023	2022
Warrants to purchase common stock	304,962	77,909
Options to purchase common stock	126,265	54,348
Total anti-dilutive securities	431,227	132,257

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

The Company has a significant concentration of expenses incurred and accounts payable from a single vendor (Note 4).

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

Recently Issued Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

Note 3 – Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were (in thousands):

	December 31, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$12,845	$48	$—	$12,893
Total	$12,845	$48	$—	$12,893

	December 31, 2022
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$10,866	$—	$(30)	$10,836
Total	$10,866	$—	$(30)	$10,836

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments, in thousands):

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$443	$443	$—	$—
Corporate notes and commercial paper	12,893	—	12,893	—
Total financial assets	$13,336	$443	$12,893	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$5,505	$5,505	$—	$—
Corporate notes and commercial paper	10,836	—	10,836	—
Total financial assets	$16,341	$5,505	$10,836	$—

As of December 31, 2023 and 2022, the fair value of the warrant liability amounted to $1.1 million and $19,000, respectively. (Note 5 – Warrant Liability).

Note 4 – Accounts Payable

Accounts payable consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable to a third-party manufacturer	$3,515	$2,283
Other accounts payable	813	857
Total accounts payable	$4,328	$3,140

The Company relies on a third-party contract manufacturing operation to produce and/or test our compounds used in our potential product candidates.

On October 5, 2020, the Company entered into a Master Services Agreement with a third-party product manufacturer to perform biologic development and manufacturing services on behalf of the Company. Associated with this, the Company has subsequently signed five Statements of Work (“SOWs”) for the research and development of products for use in clinical trials. The Company’s commitments in relation to these SOWs and any related Change Orders totaled approximately $15.6 million.

On August 24, 2022, the Company entered into a payment agreement with this third-party manufacturer and issued 40,743 shares of common stock with a fair value of $3.2 million as part of that agreement. The shares were valued at $79.80 per share based on the closing price of the Company’s common stock on the date of the agreement. As part of the agreement, the Company also paid this third-party manufacturer $1.3 million on September 1, 2022, $1.0 million on October 3, 2022, and $1.0 million in November 2022. In addition, the Company and the third-party manufacturer agreed that services to be rendered in future periods, as specified in the agreement, will be paid or settled at the Company’s discretion, in a combination of cash and issuance of the Company’s common stock. The agreement also amended certain agreements executed in prior years which eliminated future financial commitments of the Company.

During the year ended December 31, 2022, the Company recorded research and development expenses in the aggregate of $3.6 million for services rendered by this third-party product manufacturer and made additional payments of $900,000. As of December 31, 2022, the outstanding balance due to this third-party product manufacturer amounted to $2.3 million.

During the year ended December 31, 2023, the Company recorded research and development expenses in the aggregate of $4.6 million for services rendered by this third-party product manufacturer, made additional payments of $2.2 million, issued 57,436 additional shares of stock in settlement of $1.2 million of accounts payable with a fair value of $1.1 million, which resulted in a gain of $547,000 on that settlement. The common stock issued were valued at the respective date of their issuance. As of December 31, 2023, the outstanding balance due to this third-party product manufacturer amounted to $3.5 million.

Note 5 – Warrant Liability

The details of warrant liability transactions for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ending
	December 31, 2023	December 31, 2022

Beginning balance	$19	$138
Fair value upon issuance of warrants	5,830	—
Change in fair value	(4,797)	(119)
Ending balance	$1,052	$19

2023 Warrants

On January 4, 2023, as part of the private placement offering, the Company issued common stock, warrants to purchase up to an aggregate of 216,667 shares of the Company’s common stock (the “Common Warrants”), and placement agent warrants to purchase up to 13,000 shares of the Company’s common stock (the “Placement Agents Warrants” see Note 6 – Stockholders’ Equity).

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

During 2023, the Company recognized change in fair value of the warrant liability of $4.7 million. As of December 31, 2023, the fair value of the warrant liability was $1.1 million.

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants and the Placement Agents Warrants were valued using a Binomial pricing model with the following weighted average assumptions:

	December 31, 2023	At Inception
Stock price	$7.80	$36.00
Risk-free interest rate	4.26%	3.60%
Expected volatility	115.2%	121.5%
Expected life (in years)	4.0 – 4.5	5.0
Expected dividend yield	-	-
Fair value of warrants (in thousands)	$1,050	$5,830

2020 Warrants

During the year ended December 31, 2020, the Company issued certain warrants that contained a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder upon occurrence of certain change in control type events. In accordance with ASC 480, the fair value of these warrants is classified as a liability in the Consolidated Balance Sheets and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The warrant liabilities were valued using a Binomial pricing model with an estimated fair value of $138,000 as of December 31, 2021.

During 2022, the Company recognized change in fair value of the derivative liability of $119,000. As of December 31, 2022, the fair value of the warrant liability was $19,000.

During 2023, the Company recognized change in fair value of the derivative liability of $17,000. As of December 31, 2023, the fair value of the warrant liability was $2,000.

The warrant liabilities were valued using a Binomial pricing model with the following average assumptions:

	December 31, 2023	December 31, 2022
Stock price	$7.80	$36.00
Risk-free interest rate	4.54%	4.22%
Expected volatility	89%	109%
Expected life (in years)	1.6	2.6
Expected dividend yield	-	-
Fair value of warrants	$2,000	$19,000

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

Note 6 – Stockholders’ Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $0.001, and 15,000,000 shares of preferred stock at par value $0.01 per share as of December 31, 2023.

Common Stock

Private Placement of Common Stock

On January 4, 2023, GT Biopharma received gross proceeds of $6.5 million, before deducting placement agent fees and other offering expenses of $232,000 in relation to a purchase agreement (the “Purchase Agreement”) signed on December 30, 2022, between the Company and an institutional investor (the “Purchaser”) for the issuance and sale, in a registered direct offering (the “Offering”), of 120,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), pre-funded warrants to purchase up to 96,667 shares of the Company’s common stock (the “Pre-Funded Warrants”), warrants to purchase up to an aggregate of 216,667 shares of the Company’s common stock (the “Common Warrants”) and placement agent warrants to purchase up to 13,000 of the Company’s common stock (the “Placement Agents Warrants”). The Common Warrants have an exercise price equal to $30.00, became exercisable commencing six months following issuance, and shall have a term of exercise equal to five years following the initial exercise date. The Pre-Funded Warrants had an exercise price of $0.003 per Share, were immediately exercisable and could be exercised at any time after their original issuance until such Pre-Funded Warrants were exercised in full. The Placement Agents Warrants have an exercise price equal to $37.50, became exercisable commencing six months following issuance, and shall have a term of exercise equal to five years following the initial exercise date. The Shares and Common Warrants were sold at an offering price of $30.00 per Share and accompanying Common Warrant and the Pre-Funded Warrants and Common Warrants were sold at an offering price of $29.997 per Pre-Funded Warrant and accompanying Common Warrant.

The Common Warrants and the Placement Agents Warrants contained a clause not considered to be within the Company’s control. The Company determined that the provision represented a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Common Warrants and the Placement Agent Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. Accordingly, the Common Warrants and the Placement Agent Warrants were classified as a warrant liability, and $5.8 million of the initial common stock offering was classified as a warrant liability (Note 5 – Warrant Liability).

In May 2023, the 96,667 Pre-Funded Warrants were exercised.

Common Stock Issuable

As a result of the completion of a public offering on February 16, 2021 and listing of the Company’s shares of common stock on the Nasdaq Capital Market, convertible notes payable and accrued interest totaling $38.8 million were mandatorily converted into 380,444 shares of the Company’s common stock. As of December 31, 2021, 10,909 shares of common stock were still unissued to the corresponding noteholders with a total notes payable and accrued interest of $1.1 million and was accounted as common stock issuable in the accompanying consolidated statements of stockholders’ equity.

During the year ended December 31, 2022, the Company issued the remaining 10,909 common shares issuable valued at $1.1 million. In addition, the Company also issued an additional 347 shares of commons stock with a fair value of $35,000 as settlement with a noteholder.

Cancellation of Common Stock Previously Issued for Services

The Company cancelled 9,700 previously issued shares of common stock during the year ended December 31, 2022.

Issuance of Common Stock as Equity Compensation to Officers, Employees and Board of Directors

During the year ended December 31, 2023, the Company issued 14,237 shares of common stock and recognized stock compensation expense of $267,000 to account for the fair value of common stock that vested. This included 13,333 shares with a fair value of $115,000 that were granted during the year.

During the year ended December 31, 2022, the Company issued 23,654 shares of common stock and recognized stock compensation expense of $2.5 million to account for the fair value of common stock that vested. This included 12,602 shares with a fair value of $938,000 that were granted during the year.

As of December 31, 2023 and 2022, there were no unvested shares granted to officers, employees and directors.

Equity Compensation to Consultants

During the year ended December 31, 2023, the Company issued 1,545 shares of common stock and recognized stock compensation expense of $162,000 to account for the fair value of common stock that vested.

During the year ended December 31, 2022, the Company issued 17,562 shares of common stock and recognized stock compensation expense of $2.1 million to account for the fair value of common stock that vested.

As of December 31, 2023, there were no unvested shares of common stock issued to consultants.

Cancellation of Common Stock Upon Settlement with a Former Officer

On April 29, 2022, the Company entered into a settlement agreement with its former Chief Executive Officer (“Officer”) and received 61,500 shares of its previously issued common stock in full and final settlement of all its claims against the Officer. The common stock was subsequently cancelled and returned to treasury. In addition, the Company incurred legal and professional expenses of $224,000. The legal and professional fees incurred were accounted as costs of the acquisition of the common stock and recorded as a reduction to additional paid in capital. Both the Company and the Officer released each other from claims under the settlement agreement.

Preferred Stock

Series C Preferred Stock

At December 31, 2023 and 2022, there were 96,230 shares of Series C Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of reverse stock-splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are not convertible to common stock, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were declared or unpaid as of and for the period ended December 31, 2023.

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

As of December 31, 2023 and 2022, there were no Series K Preferred stock issued and outstanding.

Warrants and Options

Common Stock Warrants

Stock warrant transactions for the years ended December 31, 2023 and 2022, were as follows:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2021	77,909	$159.00
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Warrants outstanding at December 31, 2022	77.909	159.00
Granted	326,333	21.30
Forfeited/canceled	(2,613)	102.00
Exercised	(96,667)	0.003
Warrants outstanding at December 31, 2023	304,962	$63.30
Warrants exercisable at December 31, 2023	304,962	$63.30

As of December 31, 2023 and 2022, all issued and outstanding warrants were fully vested. There was no intrinsic value of the outstanding warrants as of December 31, 2023 and 2022, as the exercise price of these warrants was equal to or greater than the market price.

Common Stock Options

Stock option transactions for the years ended December 31, 2023 and 2022 were as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2021	10,083	$91.50
Granted	51,098	74.40
Forfeited/canceled	(6,833)	74.40
Exercised	-	-
Options outstanding at December 31, 2022	54,348	77.10
Granted	83,333	22.50
Forfeited/canceled	(11,416)	84.30
Exercised	-	-
Options outstanding at December 31, 2023	126,265	$39.60
Options exercisable at December 31, 2023	117,980	$42.00

Year Ended December 31, 2023

On January 27, 2023, the Company granted stock options to employees and members of its board of directors to purchase an aggregate of 66,667 shares of common stock at an exercise price of $25.50 per share. The stock options expire in 10 years, vest over twelve months and had a fair value of $1.4 million at the date of grant determined using the Black-Scholes Option Pricing model with the weighted average assumptions below.

On May 15, 2023, the Company granted stock options to a member of its board of directors to purchase 16,666 shares of common stock at an exercise price of $10.50 per share. The stock options expire in 10 years, vest over twelve months and had a fair value of $175,000 on at the date of grant determined using the Black-Scholes Option Pricing model.

Due to the departure of certain employees during the year end December 31, 2023, 11,416 stock option were forfeited or expired unexercised.

The Company used the following weighted average assumptions in the Black-Scholes Option Pricing model to compute the fair value of the stock options granted during the year ended December 31, 2023.

Stock price	$10.50 - $25.50
Risk-free interest rate	3.62% - 3.99%
Expected volatility	120.81% - 123.61%
Expected life (in years)	5.3
Expected dividend yield	-

During the year ended December 31, 2023, the Company recognized stock compensation expense relating to the vesting of options granted in 2023 totaling $1.8 million to account the fair value of stock options that vested in fiscal 2023.

There was no intrinsic value of the outstanding options as of December 31, 2023 as the exercise price of these options was greater than the market price.

As of December 31, 2023, unamortized fair value of the 8,085 unvested stock options amounted to $186,000 which will be recognized in future periods.

Year Ended December 31, 2022

On July 15, 2022, the Company granted certain consultants, employees, officers and directors stock options to purchase an aggregate of 51,098 shares of common stock. The stock options are exercisable at $74.40 per share and will expire in 10 years. A portion of the options vested immediately with the remaining portion vesting over a period of 5 months up to 36 months. The fair value of the options amounted to $3.4 million or an average of $66.60 per share and were calculated using the Black Scholes Option pricing model.

The Company used the following weighted average assumptions in the Black-Scholes Option Pricing model to compute the fair value of the stock options granted during the year ended December 31, 2022.

Stock price	$74.40
Risk-free interest rate	3.03%
Expected volatility	125.53%
Expected life (in years)	6.2
Expected dividend yield	-

The Company recorded forfeitures of 6,833 options to purchase common stock during 2022 due to the resignation of two employees. The forfeitures were related to shares that had not yet been vested.

During the year ended December 31, 2022, the Company recorded total stock compensation of $3.0 million to account the fair value of stock options that vested in fiscal 2022.

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

A.	On May 11, 2023, our former interim Chief Executive Officer, Dr. Greg Berk, filed a complaint with the Occupational Safety and Health Administration alleging retaliation against him during his tenure at the Company for raising concerns related to the public disclosure of certain product timelines. The Company is vigorously defending this matter and believe it to be without merit. At this early stage in the proceedings, the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.

B.	On May 13, 2022, the Company made an arbitration demand upon Michael Handelman, its former Chief Financial Officer, asserting that he breached his fiduciary duty by misappropriating Company funds and shares of common stock, among other things. The Company seeks among other relief, monetary damages estimated at $470,000; the return of 13,903 shares of our common stock received without authorization; and an award of the Company’s attorneys’ fees and any forum and arbitration fees.

As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA). In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding.

On March 20, 2024, the Arbitrator issued an interim award in favor of the Company in the amount of $409,000 and directed Mr. Handelman to return the disputed 13,903 shares of common stock . The Arbitrator also awarded the Company its attorney fees and forum costs in an amount to be determined at the time of the final award.

C.

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its Complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a Summons and Complaint for Interpleader against TWF and Z One LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock are properly registered to TWF or Z One LLC, as both of these entities have made conflicting demands for registration of the shares of common stock. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One and that the Company be released from all associated liability and claims. The Court has not yet ruled on the Company’s motion. The Company believes that any claims related to the Notes are without merit and will continue to defend vigorously against these claims.

Significant Agreements

Research and Development Agreements

The Company is a party to a scientific research agreement with the Regents of the University of Minnesota (“UofMN”), effective June 16, 2021. This scientific research agreement aims to work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans; and (3) investigation of the patient’s native NK cell population based on insights obtained from the analysis of the human data generated during our GTB-3550 clinical trial. The major deliverables proposed here are: (1) creation of IND enabling data for TriKE® constructs in support of our product development and GMP manufacturing efforts; (2) TriKE® platform drug delivery changes to allow transition to alternative drug delivery means and extended PK in humans; and (3) gain an increased understanding of changes in the patient’s native NK cell population as a result of TriKE® therapy. Most studies will use TriKE® DNA/amino acid sequences created by us under current UMN/GTB licensing terms. This agreement expired on June 30, 2023. The Company and UofMN are negotiating the terms of a new scientific research agreement and expect to finalize it in the first half of 2024.

For the years ended December 31, 2023 and 2022, the Company recorded an expense of $383,000 and $766,000 pursuant to the scientific research agreement for each respective period. The Company has recorded expense in the aggregate of $2.1 million as of December 31, 2023 pursuant to this agreement.

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

The Company did not incur any research and development expense relating to the 2016 Exclusive Patent License Agreement for the year ended December 31, 2023.

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

The Company did not incur any research and development expense relating to the 2021 Patent License Agreement for the years ended December 31, 2023 and 2022, respectively.

Employee Compensation

The following table summarizes the Company’s future financial commitment to certain employees pursuant to their respective employment agreements (in thousands):

Year ending	Amount
2024	$1,015
2025	53
Total	$1,068

Note 8 – Operating Leases

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term. Operating lease Right-of-Use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical collateralized borrowing rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

On November 19, 2021, the Company entered into a sublease with a third party for 4,500 square feet of office space located in Brisbane, California, with a commencement date of January 1, 2022, and maturing on June 30, 2024. As a result of this agreement, the Company recognized ROU asset and liability of $247,294 pursuant to ASC 842, Leases.

On February 8, 2022, the Company entered into a copier lease which would end on February 7, 2025. As a result, the Company recognized an additional ROU asset and liability of $13,000. In October 2023, this lease was cancelled and the remaining ROU asset of $6,000 was written off against the cancelled lease liability.

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	December 31, 2023	December 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118,000	$109,000
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$53,000	$165,000
Weighted-average remaining lease term (in years):
Operating leases	0.5	1.75
Weighted-average discount rate:
Operating leases	10%	10%

Future minimum lease payments under non-cancellable operating leases were as follows:

December 31, 2023
(Unaudited)
Within one year	$60,000
Thereafter	-
Total future minimum lease payments	60,000
Less – discount	(2,000)
Lease liability	$58,000

Note 9 – Income Tax

The Company did not record any income tax provision for the years ended December 31, 2023 and 2022, respectively, due to the Company’s net losses. The Company files income tax returns in the United States (“Federal”) and California, Minnesota and Massachusetts (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception. At December 31, 2023, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $238 million. These carry forwards will begin to expire in the year ending December 31, 2030, subject to IRS limitations, including change in ownership. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company has determined that it was more likely than not that its deferred tax assets would not be realized at December 31, 2023 and 2022, respectively. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets are (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Federal net operating loss carryforward	$66,679	$66,741
Stock based compensation and other items	3,216	4,674
Intellectual property	37,219	41,572
Section 14 research and development	2,578	-
Deferred tax assets before valuation	109,692	112,987
Valuation allowance	(109,692)	(112,987)
Net deferred income tax assets	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows for the year ended:

	December 31,
	2023	2022
Federal statutory income tax rate	21%	21%
State tax, net of federal benefit	8%	8%
Change in valuation allowance on net operating loss carryforwards	(29)%	(29)%
Effective income tax rate	0%	0%

