Form 10-Q
period 2024-03-31
GT Biopharma, Inc.
filed 2024-05-15
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024.

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

As of May 15, 2024, the registrant had 1,416,651 shares of common stock outstanding.

GT Biopharma, Inc. and Subsidiaries

FORM 10-Q

For the Three Months Ended March 31, 2024

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,950	$1,079
Short-term investments	7,857	12,893
Prepaid expenses and other current assets	78	84
Total Current Assets	9,885	14,056

Operating lease right-of-use asset	27	53
TOTAL ASSETS	$9,912	$14,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,213	$4,328
Accrued expenses	963	1,195
Current operating lease liability	30	58
Warrant liability	394	1,052
Total Current Liabilities	4,600	6,633

Total Liabilities	$4,600	$6,633

Stockholders’ Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series C - 96,230 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Common stock, par value $0.001, 250,000,000 shares authorized, 1,380,633 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid in capital	689,641	689,539
Accumulated deficit	(684,331)	(682,065)
Total Stockholders’ Equity	5,312	7,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,912	$14,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	For The Three Months Ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)

Revenues	$-	$-

Operating Expenses:
Research and development	777	1,650

Selling, general and administrative (including $102 and $718 from stock compensation granted to officers, directors and employees during the three months ended March 31, 2024 and 2023, respectively)	2,314	2,015

Loss from Operations	3,091	3,665

Other (Income) Expense
Interest income	(142)	(164)
Interest expense	-	212
Change in fair value of warrant liability	(658)	(2,924)
Gain on extinguishment of debt	-	(533)
Unrealized loss (gain) on marketable securities	2	(29)
Other	(27)	-
Total Other (Income) Expense	(825)	(3,438)

Net Loss	$(2,266)	$(227)

Net Loss Per Share - Basic and Diluted	$(1.64)	$(0.21)

Weighted average common shares outstanding - basic and diluted	1,380,633	1,082,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

For The Three Months Ended March 31, 2024 (Unaudited)
	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	96	$1	1,381	$1	$689,539	$(682,065)	$7,476

Fair value of vested stock options	-	-	-	-	102	-	102

Net loss	-	-	-	-	-	(2,266)	(2,266)

Balance, March 31, 2024	96	$1	1,381	$1	$689,641	$(684,331)	$5,312

For The Three Months Ended March 31, 2023 (Unaudited)
	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	96	$1	1,091	$1	$686,200	$(674,468)	$11,734

Private placement of common stock	-	-	120	-	6,268	-	6,268

Initial recognition of fair value of warrant liability	-	-	-	-	(5,831)	-	(5,831)

Fair value of vested stock options	-	-	-	-	507	-	507

Issuance of common shares for services	-	-	2	-	315	-	315

Issuance of common shares in settlement of vendors payable	-	-	16	-	287	-	287

Net loss	-	-	-	-	-	(227)	(227)

Balance, March 31, 2023	96	$1	1,229	$1	$687,746	$(674,695)	$13,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For The Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,266)	$(227)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - services	-	176
Stock based compensation - officers, employees and board of directors	102	646
Change in fair value of warrant liability	(658)	(2,924)
Gain on extinguishment of share settled debt	-	(533)
Change in operating lease right-of-use assets	26	25
Unrealized loss (gain) on marketable securities	2	(29)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	6	16
(Decrease) in accounts payable and accrued expenses	(1,347)	(29)
(Decrease) in operating lease liability	(28)	(27)
Net Cash Used in Operating Activities	(4,163)	(2,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of investments	5,034	(6,989)
Net Cash Provided by (Used in) Investing Activities	5,034	(6,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and prefunded warrants	-	6,268
Net Cash Provided by Financing Activities	-	6,268

Net Increase (Decrease) in Cash	871	(3,627)
Cash at Beginning of Period	1,079	5,672
Cash at End of Period	$1,950	$2,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of fair value of warrant liability	$-	$5,831
Fair value of common stock issued to a vendor to settle accounts payable	$-	$287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

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

As a result of the reverse stock-split, every thirty (30) shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares will be issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares of common stock will be entitled to receive their pro-rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock-split (reduced by any customary brokerage fees, commission and other expenses). The reverse stock split reduced the number of shares of common stock outstanding on the effective date of the reverse stock-split from 41,419,000 shares to 1,380,633 shares, subject to minor adjustments due to the treatment of fractional shares. The number of authorized shares of common stock remains unchanged at 250,000,000 shares.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 26, 2024 (the “2023 Annual Report”). The consolidated balance sheet as of December 31, 2023 included herein, was derived from the audited consolidated financial statements as of that date.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2024, the Company recorded a net loss of $2.3 million and used cash in operations of $4.2 million. As of March 31, 2024, the Company had a cash and short-term investments balance of $9.8 million, working capital of $5.3 million and stockholders’ equity of $5.3 million. Management anticipates that the $9.8 million of cash and cash equivalents and short-term investments are adequate to satisfy the liquidity needs of the Company for at least one year from the date the Company’s condensed consolidated financial statements for the three months ended March 31, 2024 were issued.

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

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include management’s estimates for continued liquidity, accruals for potential liabilities, assumptions used in deriving the fair value of derivative liabilities, valuation of equity instruments issued for services and realization of deferred tax assets. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. Total cash equivalents, which consist of money market funds, amounted to approximately $1.8 million and $443,000 at March 31, 2024 and December 31, 2023, respectively.

The Company also invested its excess cash in commercial paper and corporate notes and bonds. Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments, as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our business. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying condensed consolidated statements of operations. Total short-term investments amounted to approximately $7.9 million and $12.9 million at March 31, 2024 and December 31, 2023, respectively.

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

The carrying amount of the Company’s warrant liability of $394,000 and $1.1 million at March 31, 2024 and December 31, 2023, respectively, was based on Level 3 measurements.

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

The following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	March 31, 2024 (Unaudited)	March 31, 2023 (Unaudited)
Options to purchase common stock	126,265	115,598
Warrants to purchase common stock	304,962	304,962
Total anti-dilutive securities	431,227	420,560

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

The Company has a significant concentration of expenses incurred and accounts payable from a single vendor, see Note 4 – Accounts Payable.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which introduces new reportable segment disclosure requirements related to significant segment expenses and also expands reportable segment disclosure requirements for interim reporting. The amendment will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reportable segment’s profits and losses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are in the process of evaluating the impact that ASU 2023-07 will have on our segment related disclosures.

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

Note 3 – Fair Value of Financial Instruments

The estimated fair values of financial instruments outstanding were as follows (in thousands):

	March 31, 2024 (Unaudited)
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$7,859	$—	$(2)	$7,857
Total	$7,859	$—	$(2)	$7,857

	December 31, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$12,845	$48	$—	$12,893
Total	$12,845	$48	$—	$12,893

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) (in thousands):

	March 31, 2024 (Unaudited)
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,845	$1,845	$—	$—
Corporate notes and commercial paper	7,857	—	7,857	—
Total financial assets	$9,702	$1,845	$7,857	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$443	$443	$—	$—
Corporate notes and commercial paper	12,893	—	12,893	—
Total financial assets	$13,336	$443	$12,893	$—

As of March 31, 2024, the fair value of the warrant liability was $394,000. The details of warrant liability transactions for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ending
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Beginning balance	$1,052	$19
Issuance of warrants at fair value	—	5,831
Change in fair value	(658)	(2,924)
Extinguishment	—	—
Ending balance	$394	$2,926

Note 4 – Accounts Payable

Accounts payable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)
Accounts payable to a third-party manufacturer	$1,983	$3,515
Other accounts payable	1,230	813
Total accounts payable	$3,213	$4,328

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

On August 24, 2022, existing agreements with the third-party product manufacturer were amended. As part of the amendment, the third-party manufacturer agreed that services to be rendered in future periods, will be paid or settled at the Company’s discretion, in a combination of cash and issuance of the Company’s common stock. The amendment also eliminated future financial commitments of the Company. As of December 31, 2023, outstanding accounts payable balance to the third-party product manufacturer amounted to $3.5 million.

During the three months ended March 31, 2024, the Company recorded research and development expenses of $268,000 to account for services rendered by the third-party product manufacturer. In addition, the Company paid cash of $1.8 million towards the payment of accounts payable. As of March 31, 2024, the outstanding balance due to the third-party product manufacturer amounted to $2.0 million.

Note 5 – Warrant Liability

2023 Warrants

On January 4, 2023, as part of the private placement offering, the Company issued common stock, warrants to purchase up to an aggregate of 216,667 shares of the Company’s common stock (the “Common Warrants”), and placement agent warrants to purchase up to 13,000 shares of the Company’s common stock (the “Placement Agents Warrants” see Note 6 - Stockholders’ Equity.

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

As of March 31, 2024, the fair value of the warrant liability was reduced to $393,000.

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s condensed consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants and the Placement Agents Warrants were valued using a Binomial pricing model with the following assumptions:

	Common Warrants and Placement Agents Warrants
	March 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Stock price	$4.43	$7.80
Risk-free interest rate	4.21%	4.26%
Expected volatility	103.9%	115.2%
Expected average life (in years)	4.0	4.25
Expected dividend yield	-	-
Fair value of warrants (in thousands)	$393	$1,050

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

The warrant liabilities for the 2020 warrants were valued using a Binomial pricing model with the following assumptions:

	March 31, 2024	December 31, 2023
	(Unaudited)
Stock price	$4.43	$7.80
Risk-free interest rate	4.21%	4.54%
Expected volatility	89%	89%
Expected life (in years)	1.2	1.6
Expected dividend yield	-	-

Fair value of warrants (in thousands)	$1	$2

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

The Company recognized a gain of $658,000 and $2.9 million to account for the change in fair value of the warrant liability related to all warrants between the reporting periods for the three months ended March 31, 2024 and 2023, respectively.

Note 6 – Stockholders’ Equity

The Company’s authorized capital as of March 31, 2024 was 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

Private Placement of Common Stock

On January 4, 2023, GT Biopharma received gross proceeds of $6.5 million, before deducting placement agent fees and other offering expenses of $232,000 in relation to a purchase agreement (the “Purchase Agreement”) signed on December 30, 2022, between the Company and an institutional investor (the “Purchaser”) for the issuance and sale, in a registered direct offering (the “Offering”), of 120,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), pre-funded warrants to purchase up to 96,667 shares of the Company’s common stock (the “Pre-Funded Warrants”), warrants to purchase up to an aggregate of 216,667 shares of the Company’s common stock (the “Common Warrants”) and placement agent warrants to purchase up to 13,000 of the Company’s common stock (the “Placement Agents Warrants”). The Common Warrants have an exercise price equal to $30.00, became exercisable commencing six months following issuance, and shall have a term of exercise equal to five years following the initial exercise date. The Pre-Funded Warrants had an exercise price of $0.003 per Share, were immediately exercisable and could be exercised at any time after their original issuance until such Pre-Funded Warrants were exercised in full. The Placement Agents Warrants have an exercise price equal to $37.50, exercisable commencing six months following issuance, and shall have a term of exercise equal to five years following the initial exercise date. The Shares and Common Warrants were sold at an offering price of $30.00 per Share and accompanying Common Warrant and the Pre-Funded Warrants and Common Warrants were sold at an offering price of $29.997 per Pre-Funded Warrant and accompanying Common Warrant.

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

Common Stock Issued for Services

During the three months ended March 31, 2023, and pursuant to the vesting term of a 2021 agreement, the Company issued 2,449 shares of common stock with a fair value of $315,000 to members of the Board of Directors, employees and consultants. The shares were valued at the respective date of the agreements.

Common Stock Issued for Vendor Payable

On March 13, 2023, the Company issued 16,228 shares of common stock with a fair value of $287,000 as settlement of accounts payable of $820,000. As a result, the Company recognized a gain of $533,000 to account the difference between the fair value of the common stock issued and the accounts payable settled.

Preferred Stock

Series C Preferred Stock

At March 31, 2024 and December 31, 2023, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of reverse stock splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are not currently convertible, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Company’s board of directors (the “Board”). No dividends to holders of the Series C Preferred Stock were declared or unpaid through March 31, 2024 and 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, there were no shares of Series K Preferred stock issued and outstanding.

Warrants and Options

Common Stock Warrants

Stock warrant transactions for the three months ended March 31, 2024 were as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2023	304,962	$63.30
Granted	-	-
Forfeited/cancelled	-	-
Exercised	-	-
Warrants outstanding at March 31, 2024	304,962	$63.30
Warrants exercisable at March 31, 2024	304,962	$63.30

As of March 31, 2024, all issued and outstanding warrants are fully vested. The warrants had an exercise price greater than the market price, which resulted in no intrinsic value.

Warrants outstanding as of March 31, 2024 are exercisable as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.50	1,867	1.3	$10.50	1,867	$10.50
30.00 – 37.50	229,666	4.3	30.42	229,666	30.42
165	73,429	1.9	165.00	73,429	165.00
	304,962			304,962

Common Stock Options

Common stock option transactions for the three months ended March 31, 2024 were as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2023	126,265	$39.60
Granted	—	—
Forfeited/cancelled	—	—
Exercised	—	—
Options outstanding at March 31, 2024	126,265	$39.60
Options exercisable at March 31, 2024	123,487	$40.25

The Company is recognizing the corresponding stock compensation expense for options granted to certain consultants, employees, officers and directors based upon their vesting term.

On January 27, 2023, the Company granted stock options to employees and members of its board of directors to purchase an aggregate of 66,667 shares of common stock. The stock options are exercisable at $25.50 per share, expires in 10 years, vest over twelve months and had a fair value of $1.4 million at the date of grant. determined using the Black-Scholes Option Pricing model with the following assumptions:

Stock price	$0.85
Risk-free interest rate	3.62%
Expected volatility	121%
Expected life (in years)	5.3
Expected dividend yield	-

For the three months ended March 31, 2024, the Company recognized stock compensation expense related to the vesting options of $102,000. For the three months ended March 31, 2023, the Company recognized stock compensation expense relating to the vesting of options granted on January 27, 2023 and prior years of $507,000.

Options outstanding as of March 31, 2024 are exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.50	16,666	9.1	$10.50	13,888	$10.50
25.50	66,667	8.8	25.50	66,667	25.50
74.40	42,932	8.3	74.40	42,932	74.40
	126,265			123,487

At March 31, 2024 and 2023, there were 2,778 and 53,225 unvested options with a grant date fair value of $12,000 and $1.3 million, respectively, which will be recognized as stock compensation expense in future periods based upon the remaining vesting term of the applicable grants.

There was no intrinsic value of the outstanding options as of March 31, 2024 as the exercise price of these options was greater than the market price.

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

●	On November 14, 2023, former interim Chief Executive Officer, Dr. Greg Berk filed a lawsuit alleging that GT Biopharma discriminated and retaliated against Berk for engaging in protected whistleblowing activity in violation of the Sarbanes Oxley Act ("SOX"). The Parties are proceeding with litigating Berk's SOX claim. GT Biopharma is vigorously defending this matter and believe it to be without merit. At this early stage in the proceedings, GT Biopharma is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.

●	On May 13, 2022, the Company made an arbitration demand upon Michael Handelman, its former Chief Financial Officer, asserting that he breached his fiduciary duty by misappropriating Company funds and shares of common stock, among other things. The Company seeks among other relief, monetary damages estimated at $470,000; the return of 13,903 shares of our common stock received without authorization; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA). In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. On March 20, 2024, the Arbitrator issued an interim award in favor of the Company in the amount of $409,000 and directed Mr. Handelman to return the disputed 13,903 shares of common stock . The Arbitrator also awarded the Company its attorney fees and forum costs in an amount to be determined at the time of the final award.

●	On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its Complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a Summons and Complaint for Interpleader against TWF and Z One LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock are properly registered to TWF or Z One LLC, as both of these entities have made conflicting demands for registration of the shares of common stock. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One and that the Company be released from all associated liability and claims. The Court has not yet ruled on the Company’s motion. The Company believes that any claims related to the Notes are without merit and will continue to defend vigorously against these claims. The Court denied the motion without prejudice, and will reconsider the motion without further briefing upon the filing of a party affidavit. Z-One has filed a concurrent motion to dismiss of the action, representing that Z-One and TWF have settled their dispute over the entitlement to GT Biopharma shares. The Company believes that any claims related to the Notes are without merit and will continue to defend vigorously against these claims.

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

The Company recorded an expense of $0 and $192,000 pursuant to the scientific research agreement, for the three months ended March 31, 2024 and 2023, respectively. The Company has recorded an expense in the aggregate of $2.1 million as of March 31, 2024 pursuant to this agreement.

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

The Company did not incur any research and development expense relating to the 2016 Exclusive Patent License Agreement for the three months ended March 31, 2024 and 2023, respectively.

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

The Company did not incur any research and development expense relating to the 2021 Patent License Agreement for the three months ended March 31, 2024 and 2023, respectively.

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

As a result of these lease agreements, the Company recognized ROU asset and liability in the aggregate of $260,294.

The total rent expense related to these leases reflected on the Company’s Condensed Consolidated Statements of Operations totaled $25,000 and $29,000 for the three months ended March 31, 2024 and 2023, respectively.

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	March 31, 2024 (Unaudited)	March 31, 2023 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30	$30
Weighted-average remaining lease term (in years):
Operating leases	0.25	1.5
Weighted-average discount rate:
Operating leases	10%	10%

Future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

March 31, 2024 (Unaudited)
Within one year	$30
After one year and within two years	-
After two years and within three years	-
Thereafter	-
Total future minimum lease payments	30
Less – Discount	(0)
Lease liability	$30

Note 9 – Subsequent Event

On April 30, 2024, the Company issued 36,018 shares of common stock to settle $278,500 of vendor accounts payable. The shares were valued at the month-end closing price of the Company’s common stock for the months for which services were provided by the vendor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should carefully review all information, including the discussion of risk factors under “Part I. Item 1A: Risk Factors” and “Part II. Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2023. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

We are also using our TriKE® platform to develop therapeutics useful for the treatment of infectious disease such as for the treatment of patients infected by the human immunodeficiency virus (HIV). While the use of anti-retroviral drugs has substantially improved the health and increased the longevity of individuals infected with HIV, these drugs are designed to suppress virus replication to help modulate progression to acquired immunodeficiency syndrome (AIDS) and to limit further transmission of the virus. Despite the use of anti-retroviral drugs, infected individuals retain reservoirs of latent HIV-infected cells that, upon cessation of anti-retroviral drug therapy, can reactivate and re- establish an active HIV infection. For a curative therapy, destruction of these latent HIV infected cells must take place. The HIV-TriKE® contains the antigen binding fragment (Fab) from a broadly neutralizing antibody targeting the HIV-Env protein or a protein that binds infected CD4+ T cells. The HIV-TriKE® is designed to target HIV while redirecting NK cell killing specifically to actively replicating HIV infected cells. The HIV-TriKE® induced NK cell proliferation and demonstrated the ability in vitro to reactivate and kill HIV-infected T-cells. These findings indicate a potential role for the HIV-TriKE® in the reactivation and elimination of the latently infected HIV reservoir cells by harnessing the NK cell’s ability to mediate the antibody-directed cellular cytotoxicity (ADCC).

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

CD33+ HL60 Targets in Killing Assays

(Purple line represents the GTB-3650 and Blue line represents GTB-3550)

GTB-3650

GTB-3650 is a CD33 targeted TriKE® which targets CD33 on the surface of myeloid leukemias and an agonistic camelid engager to the potent activating receptor on NK cells, CD16. Use of this engager enhances the activity of wild type IL-15 included in GTB-3650, no longer needing the mutant IL-15 included in GTB-3550. The TriKE® approach provides a novel way to specifically target these tumors by leveraging NK cells, which have been shown to mediate relapse protection in this setting, in an anti-CD33-targeted fashion. We are moving GTB-3650 clinically based on pre-clinical data showing a marked increase in potency compared to GTB-3550, which we anticipate could lead to an enhanced efficacy signal in AML and MDS. We are advancing GTB-3650 through preclinical studies and have filed an Investigational New Drug (IND) application with the FDA in December 2023. The Company continues to be in a productive dialogue with the FDA with respect to its IND Application in relation to GTB 3650. We further anticipate approval to start study enrollment targeting patients with relapsed/refractory AML and high grade MDS by the second half of 2024. This initial study will test GTB-3650 as monotherapy testing administration 2 weeks on and two weeks off (to prevent NK cell exhaustion) for at least 2 cycles of therapy. The design of the trial has been agreed on with the FDA.

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

Economic Disruption

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow in the long term, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the economy generally. Our industry depends on general economic conditions and other factors, including consumer spending and preferences, changes in inflation rates, supply chain issues and impediments should they arise for us, as the U.S. and various other major economies are now experiencing, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Research and Development Expenses (“R&D”)

During the three months ended March 31, 2024 and 2023, we incurred $777,000 and $1.65 million of R&D expenses, respectively. R & D expenses relate to our continued development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising candidates. R&D expenses decreased by $873,000 primarily due to reduction in raw material purchases of $657,000 as we benefit from the near completion of product development for GTB 3650 and continue to advance our progression to the new stage of our product development of GTB 5550, and reduction of $216,000 in consulting fees due to better management of other research and development costs. We anticipate our direct clinical and preclinical expenses to continue to increase in 2024 as we plan to advance our next generation GTB-3650 camelid nanobody product into the clinic and enroll patients, perform tests for data collection, complete the product development of GTB-5550 and anticipate submission of IND application for GTB-5550 in the fourth quarter of 2024. We do not, however, anticipate an increase in related R&D licensing and administrative costs.

Selling, General and Administrative Expenses (“SG&A”)

Selling, general and administrative expense (“SG&A”) was $2.31 million and $2.02 million for the three months ended March 31, 2024 and 2023, respectively. SG&A expenses increased by $299,000 as compared to the prior year comparable period, primarily due to reduction in stock-based compensation expense for officers, employees and board of directors by $616,000, offset by an increase in legal and professional fees of $794,000 and an increase in costs of filing regulatory fees and other SG&A expenses of $121,000.

Interest Income

We recorded interest income of $142,000 and $164,000 for the three months ended March 31, 2024 and 2023, respectively. The decrease in interest income was due to lower short term investment balances during the three months ended March 31, 2024 as compared to prior year comparable period.

Interest Expense

We recorded interest expense of $0 and $212,000 for the three months ended March 31, 2024 and 2023, respectively. The interest expense for the three months ended March 31, 2023 was due to the financing costs incurred associated with warrants accounted as warrant liability sold during the three months ended March 31, 2023 which did not recur in the current year.

Change in Fair Value of Warrant Liability

We recorded a gain of $658,000 due to a change in fair value of warrant liability for the three months ended March 31, 2024, compared to a gain of $2.92 million for the three months ending March 31, 2023. The decrease in gain resulted due to a reduction in our warrant liability because of the decline in the Company’s stock price at March 31, 2024 as compared to the prior comparable period.

Gain on Extinguishment of Debt

We recorded a gain on extinguishment of debt of $0 and $533,000 for the three months ended March 31, 2024 and 2023, respectively. The gain in the three months ended March 31, 2023 was as a result of share settlement of a greater amount of vendor accounts payable than the fair value of the shares on the date of settlement. There was no similar transaction during the current period.

Unrealized (Gain) Loss on Marketable Securities

We recorded an unrealized loss on marketable securities of $2,000 for the three months ended March 31, 2024 as compared to an unrealized gain on marketable securities of $29,000 for the three months ended March 31, 2023. This resulted from lower investments balances for the three months ended March 31, 2024 as compared to prior year comparable period.

As a result of the above, the Company recorded a net loss of $2.27 million for the three months ended March 31, 2024 as compared to a loss of $227,000 for the same comparable period in 2023.

Liquidity and Capital Resources

The Company’s current operations have focused on business planning, raising capital, establishing an intellectual property portfolio, hiring, and conducting preclinical studies. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception and expects such losses to continue into the foreseeable future. We anticipate that cash utilized in the twelve months following this filing date for selling, general and administrative expenses will range between $3.0 and $3.5 million, and used for research and development expenses will range between $3.5 and $4.0 million.

The Company reported cash and cash equivalents of $1.95 million and short-term investments of $7.86 million as of March 31, 2024. Management believes that the Company has sufficient cash and cash equivalents, and short-term investments to fund its operations for more than twelve months from the date of this filing.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

Stock-Based Compensation

The Company accounts for share-based awards to employees, nonemployees and consultants in accordance with the provisions of Accounting Standards Codification 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting period.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2024. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

As of March 31, 2024, our management, including our interim Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in internal control integrated framework. Based upon our evaluation, we concluded that our internal controls over financial reporting were operating effectively with a significant level of precision as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

No changes in our internal controls over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

●	On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its Complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a Summons and Complaint for Interpleader against TWF and Z One LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock are properly registered to TWF or Z One LLC, as both of these entities have made conflicting demands for registration of the shares of common stock. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One and that the Company be released from all associated liability and claims. The Court has not yet ruled on the Company’s motion. The Company believes that any claims related to the Notes are without merit and will continue to defend vigorously against these claims. The Court denied the motion without prejudice, and will reconsider the motion without further briefing upon the filing of a party affidavit. Z-One has filed a concurrent motion to dismiss of the action, representing that Z-One and TWF have settled their dispute over the entitlement to GT Biopharma shares. The Company believes that any claims related to the Notes are without merit and will continue to defend vigorously against these claims.

●	On May 13, 2022, the Company made an arbitration demand upon Michael Handelman, its former Chief Financial Officer, asserting that he breached his fiduciary duty by misappropriating Company funds and shares of common stock, among other things. The Company seeks among other relief, monetary damages estimated at $470,000; the return of 13,903 shares of our common stock received without authorization; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. As a component of Mr. Handelman’s contract with the Company, disputes shall be fully addressed and finally resolved by binding arbitration conducted by the American Arbitration Association (AAA). In connection with any such arbitration, the Company shall bear all costs not otherwise borne by a plaintiff in a court proceeding. On March 20, 2024, the Arbitrator issued an interim award in favor of the Company in the amount of $409,000 and directed Mr. Handelman to return the disputed 13,903 shares of common stock. The Arbitrator also awarded the Company its attorney fees and forum costs in an amount to be determined at the time of the final award.

27

●

On November 14, 2023, former interim Chief Executive Officer, Dr. Greg Berk filed a lawsuit alleging that GT Biopharma discriminated and retaliated against Berk for engaging in protected whistleblowing activity in violation of the Sarbanes Oxley Act ("SOX"). The Parties are proceeding with litigating Berk's SOX claim. GT Biopharma is vigorously defending this matter and believe it to be without merit. At this early stage in the proceedings, GT Biopharma is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.

Item 6. Exhibits

Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	4/1/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	3/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	3/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	2/11/2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective June 13, 2022		10-K	3.5	001-40023	3/30/2023
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective February 1, 2024		8-K	3.1	001-40023	2/1/2024
3.7	Amended and Restated Bylaws of GT Biopharma, Inc. effective November 3, 2022		8-K	3.1	001-40023	11/9/2022
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		8-K	3.1	000-08092	4/4/2019
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc. dated April 3, 2019		10-K	4.2	001-40023	4/16/2021

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GT Biopharma, Inc.

Dated: May 15, 2024	By:	/s/ Manu Ohri
Manu Ohri
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

