Form 10-Q
period 2024-09-30
GT Biopharma, Inc.
filed 2024-11-14
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024.

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

As of November 10, 2024, the registrant had 2,234,328 shares of common stock outstanding.

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

GT Biopharma, Inc. and Subsidiaries

FORM 10-Q

For the Nine Months Ended September 30, 2024

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023 (Unaudited)	7
	Condensed Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 6.	Exhibits	30

SIGNATURES		31

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,418,000	$1,079,000
Restricted cash	93,000	—
Short-term investments	—	12,893,000
Prepaid expenses and other current assets	248,000	84,000
Total Current Assets	6,759,000	14,056,000

Operating lease right-of-use asset	—	53,000
TOTAL ASSETS	$6,759,000	$14,109,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,612,000	$4,328,000
Accrued expenses	1,868,000	1,195,000
Current operating lease liability	—	58,000
Warrant liability	182,000	1,052,000
Total Current Liabilities	4,662,000	6,633,000

Stockholders’ Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series C - 96,230 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,000	1,000
Common stock, par value $0.001, 250,000,000 shares authorized, 2,234,328 and 1,380,633 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,000	1,000
Additional paid in capital	693,546,000	689,539,000
Accumulated deficit	(691,452,000)	(682,065,000)
Total Stockholders’ Equity	2,097,000	7,476,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,759,000	$14,109,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For The Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses:
Research and development	$1,307,000	$1,364,000	$3,868,000	$5,109,000

Selling, general and administrative (including $0 and $547,000 from stock compensation granted to officers, directors, and employees and for services for the three months ended September 30, 2024 and 2023, respectively, and $222,000 and $1,767,000 for the nine months ended September 30, 2024 and 2023, respectively)	2,297,000	1,758,000	6,733,000	5,299,000

Loss from Operations	(3,604,000)	(3,122,000)	(10,601,000)	(10,408,000)

Other Income (Expense)
Interest income	96,000	216,000	343,000	600,000
Interest expense	—	—	—	(213,000)
Change in fair value of warrant liability	95,000	485,000	870,000	4,796,000
Gain on extinguishment of debt	—	—	—	547,000
Unrealized gain on marketable securities	2,000	5,000	1,000	43,000
Total Other Income, Net	193,000	706,000	1,214,000	5,773,000

Net Loss	$(3,411,000)	$(2,416,000)	$(9,387,000)	$(4,635,000)

Net Loss Per Share - Basic and Diluted	$(1.53)	$(1.77)	$(5.28)	$(3.47)

Weighted average common shares outstanding - basic and diluted	2,234,328	1,367,206	1,777,313	1,336,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2024 (Unaudited):

	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2024	96,230	$1,000	2,234,328	$2,000	$693,546,000	$(688,041,000)	$5,508,000
Net loss	-	-	-	-	-	(3,411,000)	(3,411,000)
Balance, September 30, 2024	96,230	$1,000	2,234,328	$2,000	$693,546,000	$(691,452,000)	$2,097,000

	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	96,230	$1,000	1,380,633	$1,000	$689,539,000	$(682,065,000)	$7,476,000
Issuance of common stock and warrants for cash	-	-	740,000	1,000	2,975,000	-	2,976,000
Cancellation of common stock issued to prior CFO	-	-	(13,902)	-	-	-	-
Issuance of common shares to settle vendor payable	-	-	127,597	-	810,000	-	810,000
Fair value of vested stock options	-	-	-	-	222,000	-	222,000
Net loss	-	-	-	-	-	(9,387,000)	(9,387,000)
Balance, September 30, 2024	96,230	$1,000	2,234,328	$2,000	$693,546,000	$(691,452,000)	$2,097,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2023 (Unaudited):

	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2023	96,230	$1,000	1,354,656	$1,000	$688,448,000	$(676,687,000)	$11,763,000
Issuance of common shares for services	-	-	13,333	1,000	114,000	-	115,000
Issuance of common shares to settle vendor payable	-	-	12,644	-	110,000	-	110,000
Fair value of vested stock options	-	-	-	-	433,000	-	433,000
Net loss	-	-	-	-	-	(2,416,000)	(2,416,000)
Balance, September 30, 2023	96,230	$1,000	1,380,633	$2,000	$689,105,000	$(679,103,000)	$10,005,000

	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	96,230	$1,000	1,090,748	$1,000	$686,200,000	$(674,467,000)	$11,734,000
Private placement of common stock	-	-	120,000	-	6,268,000	-	6,268,000
Issuance of common stock for exercise of prefunded warrants	-	-	96,666	-	-	-	-
Initial recognition of fair value of warrant liability	-	-	-	-	(5,831,000)	-	(5,831,000)
Issuance of common shares for services	-	-	15,782	1,000	429,000	-	430,000
Issuance of common shares to settle vendor payable	-	-	57,437	-	701,000	-	701,000
Fair value of vested stock options	-	-	-	-	1,338,000	-	1,338,000
Net loss	-	-	-	-	-	(4,635,000)	(4,635,000)
Balance, September 30, 2023	96,230	$1,000	1,380,633	$2,000	$689,105,000	$(679,103,000)	$10,005,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,387,000)	$(4,635,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – services	—	430,000
Stock based compensation - officers, directors, and employees	222,000	1,337,000
Change in fair value of warrant liability	(870,000)	(4,796,000)
Gain on extinguishment of share settled debt	—	(547,000)
Change in operating lease right-of-use assets	53,000	78,000
Unrealized loss (gain) on marketable securities	1,000	(43,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(164,000)	16,000
Increase (Decrease) in accounts payable and accrued expenses	(233,000)	1,437,000
(Decrease) in operating lease liability	(58,000)	(82,000)
Net Cash Used in Operating Activities	(10,436,000)	(6,805,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (Purchase) of investments	12,892,000	(2,487,000)
Net Cash Provided by (Used in) Investing Activities	12,892,000	(2,487,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	2,976,000	6,268,000
Net Cash Provided by Financing Activities	2,976,000	6,268,000

Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	5,432,000	(3,024,000)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	1,079,000	5,672,000
Cash and Cash Equivalents and Restricted Cash at End of Period	$6,511,000	$2,648,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of fair value of warrant liability	$—	$5,831,000
Fair value of common stock issued to a vendor to settle accounts payable	$810,000	$700,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GT BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

Going Concern Analysis

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception, and expects such losses to continue into the foreseeable future. Historically, the Company has financed its operations through public and private sales of common stock, issuance of preferred and common stock, issuance of convertible debt instruments, and strategic collaborations. For the nine months ended September 30, 2024, the Company recorded a net loss of approximately $9.4 million and used cash in operations of approximately $10.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

The Company has evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to its ability to meet its obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While it is very difficult to estimate the Company’s future liquidity requirements, the Company believes if it is unable to obtain additional financing, existing cash resources will not be sufficient to enable it to fund the anticipated level of operations through one year from the date the accompanying unaudited condensed consolidated financial statements are issued. There can be no assurances that the Company will be able to secure additional financing on acceptable terms. In the event the Company does not secure additional financing, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs and the ability to continue operations.

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying unaudited condensed consolidated financial statements. At September 30, 2024 total cash equivalents which consist of money market funds and US treasuries, amounted to approximately $6.2 million. At December 31, 2023 total cash equivalents which consist of money market funds, amounted to approximately $443,000.

Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments, as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our business. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2024 and December 31, 2023, total short-term investments which consist of US treasuries and US government agencies, amounted to approximately $0 and $12.9 million, respectively.

Restricted Cash

As of September 30, 2024, the Company has classified certain cash balances as restricted cash in its unaudited condensed consolidated balance sheets. The Company’s restricted cash is deposited in a financial institution and held as a collateral for a credit card agreement with the same financial institution.

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

The carrying amount of the Company’s warrant liability of $182,000 and $1.1 million at September 30, 2024 and December 31, 2023, respectively, was based on Level 3 measurements.

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

The following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	September 30, 2024 (Unaudited)	September 30, 2023 (Unaudited)
Options to purchase common stock	101,264	124,599
Warrants to purchase common stock	1,133,762	304,962
Total anti-dilutive securities	1,235,026	429,561

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

Management has determined that the Company has one consolidated operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments. As a result no further segment information is presented in these consolidated financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which introduces new reportable segment disclosure requirements related to significant segment expenses and also expands reportable segment disclosure requirements for interim reporting. The amendment will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reportable segment’s profits and losses. This standard became effective for the Company on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

Note 3 – Fair Value of Financial Instruments

Financial Assets

The following table represents the estimated fair values of the Company’s financial instruments:

September 30, 2024 (Unaudited)
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$12,845,000	$48,000	$—	$12,893,000
Total	$12,845,000	$48,000	$—	$12,893,000

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments):

	September 30, 2024 (Unaudited)
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$1,220,000	$1,220,000	$—	$—
US treasuries	4,987,000	—	4,987,000	—
Short-term investments:
US treasuries	—	—	—	—
Total financial assets	$6,207,000	$1,220,000	$4,987,000	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$443,000	$443,000	$—	$—
Short-term investments:
US treasuries and US gov’t. agencies	12,893,000	—	12,893,000	—
Total financial assets	$13,336,000	$443,000	$12,893,000	$—

Warrant Liability

For the details of warrant liability transactions see Note 5 – Warrant Liability.

Note 4 – Accounts Payable and Related Party

Accounts payable consists of the following:

	As of	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
Accounts payable to Cytovance, a related party [1]	$638,000	$3,515,000
Accounts payable to University of Minnesota	697,000	130,000
Other accounts payable	1,277,000	683,000
Total accounts payable	$2,612,000	$4,328,000

[1]	Accounts Payable to Cytovance Biologics, Inc. (“Cytovance”), a Related Party, since Cytovance owns greater than 5% of the Company’s issued and outstanding common stock

See Note 8 – Commitments and Contingencies, Significant Agreements.

The details of the Company’s accounts payable to Cytovance Biologics, Inc., were as follows:

	Nine Months Ending
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Beginning balance	$3,515,000	$2,283,000
Invoices, net	1,365,000	3,691,000
Payments in cash	(3,432,000)	(1,710,000)
Payments in common stock, at fair value	(810,000)	(1,120,000)
Ending balance	$638,000	$3,144,000

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

The 2023 Warrant liability is valued using a Binomial pricing model with the following assumptions:

	2023 Warrants
	September 30, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Stock price	$2.31	$7.20
Risk-free interest rate [1]	3.58%	4.6%
Expected volatility [2]	114%	119.7%
Expected life (in years) [3]	3.25 – 3.75	4.5
Expected dividend yield [4]	—	—
Fair value of warrants	$182,000	$1,051,000

[1]	Based on rates established by the Federal Reserve Bank
[2]	Historical volatility of the Company’s common stock is used to estimate the future volatility of its common stock
[3]	Determined by the remaining contractual life of the derivative instrument
[4]	Based on no dividends paid or expected to be paid

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

The 2020 Warrant liability is valued using a Binomial pricing model with the following assumptions:

	2020 Warrants
	September 30, 2024	September 30, 2023
	(Unaudited)
Stock price	$2.31	$7.20
Risk-free interest rate [1]	3.98%	5.0%
Expected volatility [2]	114%	89.0%
Expected life (in years) [3]	0.8	1.8
Expected dividend yield [4]	—	—
Fair value of warrants	$—	$2,000

Warrant Liability

The details of warrant liability transactions were as follows:

	Nine Months Ending
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Beginning balance	$1,052,000	$18,000
Issuance of warrants at fair value	—	5,831,000
Change in fair value	(870,000)	(4,796,000)
Extinguishment	—	—
Ending balance	$182,000	$1,053,000

Note 6 – Stockholders’ Equity

The Company’s authorized capital as of September 30, 2024 was 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

2024 Common Stock Offering

On May 23, 2024, the Company received gross proceeds of approximately $3.2 million, before deducting placement agent fees and other offering expenses of $243,000 in relation to a purchase agreement (the “Purchase Agreement”) signed on May 21, 2024, between the Company and institutional investors (the “Purchasers”) for the issuance and sale, in a registered direct offering, of 740,000 shares of the Company’s common stock, par value $0.001 per share (the “2024 Shares”). In a concurrent private placement, the Company issued and sold to the Purchasers warrants to purchase 740,000 shares of the Company’s common stock (the “2024 Common Warrants”). In addition, the Company issued warrants to the placement agent to purchase 88,800 shares of common stock (the “2024 Placement Agents Warrants”). The 2024 Common Warrants have an exercise price equal to $4.35 per share, and the 2024 Placement Agents Warrants have an exercise price equal to $5.4375 per share, both are exercisable commencing six months following issuance, and have a term of exercise equal to five years following the initial exercise date. The 2024 Shares and 2024 Common Warrants were sold at an offering price of $4.35 per share and accompanying 2024 Common Warrant.

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

Common Stock Issued for Services

During the nine months ended September 30, 2023, the Company issued 15,782 shares of common stock with a fair value of $430,000 to members of the Company’s Board of Directors (the “Board”), employees, and consultants. The shares were valued at the respective date of the agreements.

Preferred Stock

Series C Preferred Stock

As of September 30, 2024 and December 31, 2023, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of reverse stock splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are not currently convertible, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Board. No dividends to holders of the Series C Preferred Stock were declared or unpaid through September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, there were no shares of Series K Preferred stock issued and outstanding.

Note 7 – Common Stock Warrants and Options

Common Stock Warrants

Stock warrant transactions for the six months ended September 30, 2024 were as follows:

	Nine Months Ended September 30, 2024
	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2023	304,962	$63.30
Granted	828,800	4.47
Forfeited/cancelled	—	—
Exercised	—	—
Warrants outstanding at September 30, 2024	1,133,762	$20.57
Warrants exercisable at September 30, 2024	1,133,762	$20.57

As of September 30, 2024, all outstanding warrants are fully vested and had an exercise price greater than the market price of the Company’s common stock, which resulted in no intrinsic value.

Warrants outstanding as of September 30, 2024 are exercisable as follows:

	Warrants Outstanding and Exercisable as of September 30, 2024
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$4.35	740,000	4.7	$4.35
5.4375	88,800	4.6	5.4375
30.00	216,666	3.8	30.00
37.50	13,000	3.3	37.50
102.00	1,867	0.8	102.00
165.00	65,649	1.4	165.00
206.25	7,780	1.4	206.25
	1,133,762	4.2	20.57

Common Stock Options

In April 2022 the Company established the 2022 Omnibus Incentive Plan (the “Plan”). The Plan was approved by our Board and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors, and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 166,667. The shares of our common stock underlying cancelled and forfeited awards issued under the Plan may again become available for grant under the Plan. As of September 30, 2024, there were 39,467 shares available for grant under the Plan.

The following table summarizes stock option transactions for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2023	126,265	$40.15
Granted	—	—
Forfeited/cancelled	(25,001)	14.80
Exercised	—	—
Options outstanding at September 30, 2024	101,264	$39.74
Options exercisable at September 30, 2024	101,264	$39.74

The weighted average remaining contractual life of all options outstanding, and all options vested and exercisable as of September 30, 2024 was 8.2 years. Furthermore, all options outstanding and all options vested and exercisable as of September 30, 2024 had an exercise price greater than the market price of the Company’s common stock, which resulted in no intrinsic value.

The total fair value of options that vested during the nine months ended September 30, 2024 and 2023, was $222,000 and $1,338,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2024, all outstanding stock options were fully vested and exercisable and there was no unvested compensation expense.

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

Options outstanding as of September 30, 2024 are exercisable as follows:

	Stock Options Outstanding and Exercisable as of September 30, 2024
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$10.50	16,666	8.6	$10.50
25.50	50,000	8.3	25.50
74.40	34,598	7.8	74.40
	101,264

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

Ohri Matter

On July 22, 2024, the Company filed an AAA Arbitration Demand against Manu Ohri, its former Chief Financial Officer. In the Demand, the Company asserts claims against Mr. Ohri for breach of his fiduciary duties and breach of contract and seeks a declaratory judgment providing that the Company may characterize Mr. Ohri’s termination as “for cause” under his Employment Agreement, and that the Company may revoke the Separation Agreement entered into between the Company and Mr. Ohri prior to the Company learning of Mr. Ohri’s breaches. In addition to the declaratory judgment, the Company seeks damages arising from Mr. Ohri’s violations, and attorneys’ fees and any forum and arbitration fees. On September 3, 2024, Mr. Ohri filed both a general denial of the Company’s claims against him and counterclaims for breach of his Employment Agreement and Separation Agreement. At this early stage in the proceedings the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.

Berk Matter

On November 14, 2023, former interim Chief Executive Officer, Dr. Gregory Berk filed a lawsuit in the US District Court for the District of Massachusetts alleging that the Company discriminated and retaliated against Dr. Berk for engaging in protected whistleblowing activity in violation of the Sarbanes Oxley Act (“SOX”). The Company vigorously defended this matter and believes it to be without merit; however, the parties have agreed to resolve the matter and the Company expects the lawsuit to be dismissed shortly. The Company believes it has recorded appropriate accruals for the matter.

TWF Global Matter

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its Complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a Summons and Complaint for Interpleader against TWF and Z-One LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock are properly registered to TWF or Z-One LLC, as both of these entities have made conflicting demands for registration of the shares of common stock. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One and that the Company be released from all associated liability and claims. The Court denied the motion without prejudice and will reconsider the motion without further briefing upon the filing of a supplemental party affidavit. On May 9, 2024, Z-One filed a motion for summary judgement seeking dismissal of the action, representing that Z-One and TWF have settled their dispute over the entitlement to the Company’s shares of common stock and there is no remaining dispute before the Court. On May 21, 2024, the Company filed a supplemental affidavit in support of its motion for entry of default. The Court has set a hearing on Z-One’s motion for November 14, 2024. The Company believes that any claims related to the Notes are without merit and will continue to defend vigorously against these claims.

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

During the nine months ended September 30, 2024 and 2023, the Company recognized research and development expenses of $1,365,000 and $3,691,000, respectively and made cash payments amounting to $3,432,000 and $1,710,000, respectively to Cytovance. In addition, the Company issued 127,597 and 57,437 shares of common stock to Cytovance to settle accounts payable valued at approximately $810,000 and $1,120,000, respectively.

On June 30, 2024, Cytovance became a related party as their beneficial ownership exceeded 5% of the issued and outstanding shares of the Company’s common stock.

As of September 30, 2024 the Company’s commitments in relation to unbilled and unaccrued SOWs and any related Change Orders from Cytovance for services that have not yet been rendered as of September 30, 2024, amounted to approximately $1.3 million.

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

The Company recorded an expense classified as research and development of approximately $0 and $192,000, pursuant to the 2021 Scientific Research Agreement, for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2021 Scientific Research Agreement for services that have not yet been rendered as of September 30, 2024, amounted to $0.

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

The Company recorded an expense classified as research and development of approximately $863,000 and $0, pursuant to the 2023 Sponsored Research Agreement, for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2023 Sponsored Research Agreement for services that have not yet been rendered as of September 30, 2024, amounted to approximately $862,000.

2016 Exclusive Patent License Agreement

Effective July 18, 2016, the Company entered into an exclusive patent license agreement with the Regents of the University of Minnesota (as amended, the “2016 Exclusive Patent License Agreement”), to further develop and commercialize cancer therapies using TriKE® technology developed by researchers at the University of Minnesota to target NK cells to cancer. Under the terms of the agreement, the Company receives exclusive rights to conduct research and to develop, make, use, sell, and import TriKE® technology worldwide for the treatment of any disease, state, or condition in humans. The Company is responsible for obtaining all permits, licenses, authorizations, registrations, and regulatory approvals required or granted by any governmental authority anywhere in the world that is responsible for the regulation of products such as the TriKE® technology, including without limitation the FDA and the European Agency for the Evaluation of Medicinal Products in the European Union. The agreement requires an upfront payment of $200,000, and license maintenance fees of $200,000 for years 2017 through 2020, and $100,000 per year beginning in year 2021 and each year thereafter. The agreement also includes 4% royalty fees on the net sales of licensed products, not to exceed 6% under subsequent license agreements or amendments to this agreement, and minimum royalty payments due upon the commencement of commercial sales of licensed product is $250,000 beginning in 2022, $2 million beginning in 2025, and $5 million beginning in 2027 throughout the remainder of the term. The agreement also includes numerous performance milestone payments including clinical development milestone payments totaling $3.1 million, and one-time sales milestone payments of $1 million upon reaching $250 million in cumulative gross sales, and $5 million upon reaching $500 million in cumulative gross sales of licensed products.

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

The Company recorded an expense classified as research and development of $145,000 and $0, pursuant to the 2016 Exclusive Patent License Agreement, for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company did not incur any expenses pursuant to the 2021 Exclusive License Agreement, for the nine months ended September 30, 2024 and 2023, respectively.

Note 9 – Subsequent Events

On October 17, 2024, the Company granted stock options to an officer to purchase an aggregate of 23,335 shares of common stock. The stock options are exercisable at $2.11 per share, expire in 10 years, vest over three years and have a fair value of approximately $45,000 at the date of grant which will be amortized over the vesting period.

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

We are using our TriKE® platform with the intent to bring to market immuno-oncology products that can treat a range of hematologic malignancies, solid tumors, and potentially autoimmune disorders. The platform is scalable, and we are putting processes in place to be able to produce investigational new drug (IND) ready moieties in a timely manner after a specific TriKE® conceptual design. Specific drug candidates can then be advanced into the clinic on our own or through potential collaborations with partnering companies. We believe our TriKE®s may have the ability, if approved for marketing, to be used as both monotherapy and in combination with other standard-of-care therapies.

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

Our product pipeline as of September 30, 2024 is presented below:

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

GTB-7550

GTB-7550 TriKE® is a product candidate in development for the treatment of lupus and other autoimmune disorders. GTB-7550 TriKE® is a tri-specific molecule composed of a camelid nanobody that binds the CD16 receptor on NK cells, a scFv engager against CD19 on malignant and normal B cells, and a human IL-15 sequence between them.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Operating Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Operating Expenses:
Research and development	$1,307,000	$1,364,000	$(57,000)	(4)%
Selling, general and administrative	2,297,000	1,211,000	1,086,000	90%
Stock compensation	—	547,000	(547,000)	(100)%
Total Operating Expenses	$3,604,000	$3,122,000	$482,000	15%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Operating Expenses:
Research and development	$3,868,000	$5,109,000	$(1,241,000)	(24)%
Selling, general and administrative	6,511,000	3,532,000	2,979,000	84%
Stock compensation	222,000	1,767,000	(1,545,000)	(87)%
Total Operating Expenses	$10,601,000	$10,408,000	$193,000	2%

Research and Development Expenses

Research and development expenses decreased by $57,000 and approximately $1.2 million, for the three and nine months ended September 30, 2024 and 2023, respectively, primarily due to a decrease in project materials costs, partially offset by an increase in scientific research costs.

Research and development expenses relate to our continued development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising candidates. In late June 2024, we received clearance from the FDA with respect to our IND Application in relation to GTB 3650. We anticipate our direct clinical and preclinical expenses to increase in the second half of 2024 as we plan to advance our next generation GTB-3650 camelid nanobody product into the clinic, enroll patients, and perform tests for data collection. We also plan to complete the product development of GTB-5550 and anticipate submission of IND application for GTB-5550 in the first half of 2025. We do not, however, anticipate an increase in related R&D licensing and administrative costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by approximately $1.1 million and $3.0 million, for the three and nine months ended September 30, 2024 and 2023, respectively, primarily due to an increase in legal and professional fees and an accrual for the probable settlement of a legal matter where the amount of the settlement can be reasonably estimated.

Other Income (Expense)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Other Income (Expense):
Interest income	$96,000	$216,000	$(120,000)	(56)%
Change in fair value of warrant liability	95,000	485,000	(390,000)	(80)%
Unrealized gain (loss) on marketable securities	2,000	5,000	(3,000)	(60)%
Total Other Income (Expense)	$193,000	$706,000	$(513,000)	(73)%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Other Income (Expense):
Interest income	$343,000	$600,000	$(257,000)	(43)%
Interest expense	—	(213,000)	213,000	100%
Change in fair value of warrant liability	870,000	4,796,000	(3,926,000)	(82)%
Gain on extinguishment of debt	—	547,000	(547,000)	(100)%
Unrealized gain (loss) on marketable securities	1,000	43,000	(42,000)	(98)%
Total Other Income (Expense)	$1,214,000	$5,773,000	$(4,559,000)	(79)%

Interest Income

Interest income decreased by $120,000 and $257,000 for the three and nine months ended September 30, 2024 compared to the same prior year periods, respectively, primarily due to lower short term investment balances.

Interest Expense

Interest expense decreased by $213,000 for the nine months ended September 30, 2024 compared to the same prior year period, respectively, due to the financing costs incurred associated with warrants accounted as warrant liability, there were no similar transactions during the current period.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability decreased by approximately $390,000 and $3.9 million for the three and nine months ended September 30, 2024 compared to the same prior year periods, respectively, resulting from a reduction in our warrant liability due to the decline in the Company’s stock price at September 30, 2024 as compared to the prior comparable periods.

Gain on Extinguishment of Debt

Gain on extinguishment of debt decreased by $547,000 for the six months ended September 30, 2024 compared to the same prior year period, respectively, and resulted from share settlements of a greater amount of vendor accounts payable than the fair value of the shares on the date of settlement, there were no similar transactions during the current period.

Net Loss

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net Loss	$(3,411,000)	$(2,416,000)	$995,000	41%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net Loss	$(9,387,000)	$(4,635,000)	$4,752,000	103%

Net loss increased $995,000 for the three months ended September 30, 2024, primarily due to an increase in legal and professional fees and an accrual for the probable settlement of a legal matter, and the decrease in the change in fair value of warrant liability, all as described above.

Net loss increased $4,752,000 for the nine months ended September 30, 2024, primarily due to the decrease in the change in fair value of warrant liability, an increase in legal and professional fees and an accrual for the probable settlement of a legal matter, and the decrease in the gain on extinguishment of debt, all as described above.

Liquidity and Going Concern Analysis

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We do not have any product candidates approved for sale and have not generated any revenue from our product sales. We have sustained operating losses since inception, and we expect such losses to continue into the foreseeable future. Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, issuance of convertible debt instruments, and strategic collaborations. For the nine months ended September 30, 2024, we recorded a net loss of approximately $9.4 million and used cash in operations of approximately $10.4 million. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued.

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

We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about our ability to continue as a going concern. While it is very difficult to estimate our future liquidity requirements we believe if we are unable to obtain additional financing, existing cash resources will not be sufficient to enable us to fund the anticipated level of operations through one year from the date the accompanying unaudited condensed consolidated financial statements are issued. There can be no assurances that we will be able to secure additional financing on acceptable terms. In the event that we do not secure additional financing, we will be forced to delay, reduce, or eliminate some or all of our discretionary spending, which could adversely affect our business prospects, ability to meet long-term liquidity needs and the ability to continue operations.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(10,436,000)	$(6,805,000)
Net cash provided by (used in) investing activities	12,892,000	(2,487,000)
Net cash provided by financing activities	2,976,000	6,268,000
Net increase (decrease) in cash and cash equivalents and restricted cash	5,432,000	(3,024,000)
Cash and cash equivalents and restricted cash, beginning of period	1,079,000	5,672,000
Cash and cash equivalents and restricted cash, end of period	$6,511,000	$2,648,000

Operating Activities

Net cash used in operating activities was $10.4 million for the nine months ended September 30, 2024, and was primarily due to a net loss of $9.4 million, and a decrease in the fair value of warrant liability of $0.9 million.

Net cash used in operating activities was $6.8 million for the nine months ended September 30, 2023, and was primarily due to a net loss of $4.6 million, a decrease in the fair value of warrant liability of $4.8 million, and partially offset by stock compensation of $1.3 million and an increase in accounts payable and accrued expenses of $1.4 million.

Investing Activities

Net cash provided (used) in financing activities for the nine months ended September 30, 2024 and 2023, resulted primarily from proceeds from the sale, or (purchase), of short-term investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023, resulted from proceeds from the issuance of common stock and warrants.

Working Capital

The following table summarizes total current assets, liabilities, and working capital for the periods ended September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023	Increase/(Decrease)
Current assets	$6,759,000	$14,056,000	$(7,297,000)
Current liabilities	$4,662,000	$6,633,000	$(1,971,000)
Working capital	$2,097,000	$7,423,000	$(5,326,000)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2024. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ohri Matter

On July 22, 2024, the Company filed an AAA Arbitration Demand against Manu Ohri, its former Chief Financial Officer. In the Demand, the Company asserts claims against Mr. Ohri for breach of his fiduciary duties and breach of contract and seeks a declaratory judgment providing that the Company may characterize Mr. Ohri’s termination as “for cause” under his Employment Agreement, and that the Company may revoke the Separation Agreement entered into between the Company and Mr. Ohri prior to the Company learning of Mr. Ohri’s breaches. In addition to the declaratory judgment, the Company seeks damages arising from Mr. Ohri’s violations, and attorneys’ fees and any forum and arbitration fees. On September 3, 2024, Mr. Ohri filed both a general denial of the Company’s claims against him and counterclaims for breach of his Employment Agreement and Separation Agreement. At this early stage in the proceedings the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.

Berk Matter

On November 14, 2023, former interim Chief Executive Officer, Dr. Gregory Berk filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that the Company discriminated and retaliated against Dr. Berk for engaging in protected whistleblowing activity in violation of the Sarbanes Oxley Act (“SOX”). The Company vigorously defended this matter and believes it to be without merit; however, the parties have agreed to resolve the matter and the Company expects the lawsuit to be dismissed shortly. The Company believes it has recorded appropriate accruals for the matter.

TWF Global Matter

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its Complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a Summons and Complaint for Interpleader against TWF and Z-One LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock are properly registered to TWF or Z-One LLC, as both of these entities have made conflicting demands for registration of the shares of common stock. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One and that the Company be released from all associated liability and claims. The Court denied the motion without prejudice and will reconsider the motion without further briefing upon the filing of a supplemental party affidavit. On May 9, 2024, Z-One filed a motion for summary judgement seeking dismissal of the action, representing that Z-One and TWF have settled their dispute over the entitlement to the Company’s shares of common stock and there is no remaining dispute before the Court. On May 21, 2024, the Company filed a supplemental affidavit in support of its motion for entry of default. The Court has set a hearing on Z-One’s motion for November 14, 2024. The Company believes that any claims related to the Notes are without merit and will continue to defend vigorously against these claims.

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

GT BIOPHARMA, INC.

Dated: November 14, 2024	By:	/s/ Michael Breen
Michael Breen
Interim Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Alan Urban
Alan Urban
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

