Form 10-K
period 2024-12-31
GT Biopharma, Inc.
filed 2025-02-21
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-40023

GT BIOPHARMA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-1620407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N/A1

(Address of principal executive offices)

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2024 was approximately $5.1 million. As of February 19, 2025, there were 2,234,328 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

[1]	Effective as of July 1, 2024, the Company became a fully remote company. We do not maintain a principal executive office. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, any stockholder communication required to be sent to the Company’s principal executive offices may be directed to 315 Montgomery Street, 10th Floor, San Francisco, California 94104, or by email to auditcommittee@gtbiopharma.com.

GT Biopharma, Inc.

FORM 10-K

SUMMARY RISK FACTORS

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our securities speculative and risky. This summary does not address all these risks. These risks are more fully described below under the heading “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. Before making investment decisions regarding our securities, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our securities could decline, and you could lose all or part of your investment. In addition, there are also additional risks not described below that are either not presently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations, or market price of our common stock.

● Our financial condition raises substantial doubt as to our ability to continue as a going concern.

● Our business is at an early stage of development and we may not develop therapeutic products that can be commercialized.

● We have a history of operating losses and we expect to continue to incur losses for the foreseeable future. We may never generate revenue or achieve profitability.

● We will need additional capital to conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

● Our current and future indebtedness may impose significant operating and financial restrictions on us and affect our ability to access liquidity.

● The cost of our research and development programs may be significantly higher than expected, and there is no assurance that they will successful in a timely manner, or at all.

● If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market and our business would be harmed.

● Claims that we infringe the intellectual property rights of others may prevent or delay our drug discovery and development efforts.

● We may desire, or be forced, to seek additional licenses to use intellectual property owned by third parties, and such licenses may not be available on commercially reasonable terms, or at all.

● If we are unsuccessful in obtaining or maintaining patent protection for intellectual property in development or licensed from third parties, our business and competitive position would be harmed.

● If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.

● Our reliance on the activities of our non-employee consultants, research institutions and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our proposed products.

● Clinical drug development is costly, time-consuming and uncertain, and we may suffer setbacks in our clinical development program that could harm our business.

● If we experience delays or difficulties in the enrollment of patients in clinical trials, those clinical trials could take longer than expected to complete and our receipt of necessary regulatory approvals could be delayed or prevented.

● Obtaining regulatory approval, even after clinical trials that are believed to be successful, is an uncertain process.

● We will continue to be subject to extensive FDA regulation following any product approvals, and if we fail to comply with these regulations, we may suffer a significant setback in our business.

● Many of our business practices are subject to scrutiny and potential investigation by regulatory and government enforcement authorities, as well as to lawsuits brought by private citizens under federal and state laws. We could become subject to investigations, and our failure to comply with applicable law or an adverse decision in lawsuits may result in adverse consequences to us. If we fail to comply with U.S. healthcare laws, we could face substantial penalties and financial exposure, and our business, operations and financial condition could be adversely affected.

● Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

● We may expend our limited resources to pursue a particular product candidate or indication that does not produce any commercially viable products and may fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

● Our products may be expensive to manufacture, and they may not be profitable if we are unable to control the costs to manufacture them.

● We currently lack manufacturing capabilities to produce our therapeutic product candidates at commercial-scale quantities and do not have an alternate manufacturing supply, which would negatively impact our ability to meet any demand for the product.

● Our business is based on novel technologies that are inherently expensive and risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.

● We could be subject to product liability lawsuits based on the use of our product candidates in clinical testing or, if obtained, following marketing approval and commercialization. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to cease clinical testing or limit commercialization of our product candidates.

● We rely on third parties to supply candidates for clinical testing and to conduct preclinical and clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates. As a result, our business could be substantially harmed.

● Our failure to maintain compliance with the Nasdaq Capital Market’s (“Nasdaq”) continued listing requirements could result in the delisting of our common stock.

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

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “GT Biopharma,” “GTBP,” “we,” “us,” “our,” “the company” and “our company” refer to GT Biopharma, Inc., a Delaware corporation formerly known as DDI Pharmaceuticals, Inc., Diagnostic Data, Inc. and OXIS International, Inc., together with our former wholly-owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc., which were both dissolved on October 22, 2024.

ITEM 1. BUSINESS

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based on our proprietary Tri-specific Killer Engager (TriKE®), and Tetra-specific Killer Engager (Dual Targeting TriKE®) fusion protein immune cell engager technology platforms. Our TriKE® and Dual Targeting TriKE® platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, or NK cells. Once bound to an NK cell, our moieties are designed to activate the NK cell to direct it to one or more specifically targeted proteins expressed on a specific type of cancer cell or virus infected cell, resulting in the targeted cell’s death. TriKE®s can be designed to target any number of tumor antigens, including B7-H3, HER2, CD33 and PDL1, on hematologic malignancies or solid tumors and do not require patient-specific customization. We believe our TriKE® and Dual Targeting TriKE® platforms that activate endogenous NK cells are potentially safer than T-cell immunotherapy because there is less cytokine release syndrome (CRS) and fewer neurological complications. Our preclinical data suggests that this is explained by the TriKE® dependent CD16 directed IL-15 proliferation of NK cells but little effect endogenous T cells.

We are using our TriKE® platform with the intent to bring to market immuno-oncology products that can treat a range of hematologic malignancies, solid tumors, and potentially autoimmune disorders. The platform is scalable, and we are implementing processes to produce investigational new drug (IND) ready moieties in a timely manner after a specific TriKE® conceptual design. Specific drug candidates can then be advanced into the clinic on our own or through potential collaborations with partnering companies. We believe our TriKE®s may have the ability, if approved for marketing, to be used as both monotherapy and in combination with other standard-of-care therapies.

Our initial work was conducted in collaboration with the Masonic Cancer Center at the University of Minnesota under a program led by Dr. Jeffrey Miller, Professor of Medicine, and the Interim Director at the Center. Dr. Miller, who also serves as our Consulting Senior Medical Director, is a recognized key opinion leader in the field of NK cell and IL-15 biology and their therapeutic potential. We have exclusive rights to the TriKE® platform and are generating additional intellectual property for specific moieties.

Product Pipeline

Our current product candidate pipeline is summarized in the table below:

GTB-3550

GTB-3550 was our first TriKE® product candidate and its clinical development was suspended so that we could focus resources on second-generation TriKEs®. GTB-3550 is a tri-specific killer engager (TriKE) comprised of two single-chain variable fragments (“scFv”) composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. We studied this anti-CD16-IL-15-anti-CD33 TriKE® in CD33 positive leukemias, a marker expressed on tumor cells in acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS. The anti-CD33 antibody fragment in GTB-3550 was derived from the M195 humanized anti-CD33 scFv We believe the approval of the antibody-drug conjugate gemtuzumab validates the targeting of CD33.

We previously announced the interim clinical trial results for GTB-3550, which showed significantly reduced CD 33+ bone marrow blast levels by 33.3%, 61.7%, 63.6%, 50% in Patient 5 (25 µg/kg/day), Patient 7 (50 µg/kg/day), Patient 9 (100 µg/kg/day), and Patient 11 (150 µg/kg/day), respectively. After the end of infusion, GTB-3550 and IL-15 concentrations declined rapidly with overall geometric mean terminal phase elimination half-life (T1/2) of 2.2 and 2.52 hours, respectively. There was minimal CRS resulting from hyperactivation of patient’s T-cell population at doses 5–150 µg/kg/day.

Despite the positive interim clinical trial results, GTB-3550 was replaced by a more potent next-generation camelid nanobody TriKE®, GTB-3650, that similarly targets CD33 on relapsed/refractory AML and high-risk MDS. A key difference between GTB-3550 and GTB-3650 is the incorporation of camelid antibody technology instead of a scFv; our preclinical experience showed markedly enhanced potency of TriKEs® comprised of camelid components. This is illustrated below by better tumor control of AML bearing animals with GTB-3650 (purple dots) compared to GTB-3550 (blue dots). This provided the rationale for pausing further development of GTB-3550 and moving over to solely develop the second-generation, camelid-based TriKE® platform.

Second Generation TriKE®s Utilize Camelid Nanobody Technology

Our goal is to be a leader in immuno-oncology therapies targeting a broad range of indications including hematological malignancies and solid tumors. A key element of our strategy includes introducing a next-generation camelid nanobody platform. Camelid antibodies (often referred as nanobodies) are smaller than human immunoglobulin, consisting of two heavy chains instead of two heavy and two light chains. These nanobodies have the potential to have greater affinity to target antigens, potentially resulting in greater potency. We are utilizing this camelid antibody structure for all of our new TriKE® product candidates.

To develop second generation TriKE®s, we designed a new humanized CD16 engager derived from a single-domain antibody. While scFvs consist of a heavy and a light variable chain joined by a linker, single-domain antibodies consist of a single variable heavy chain capable of engaging without the need of a light chain counterpart (see figure below).

These single-domain antibodies are thought to have certain attractive features for antibody engineering, including physical stability, ability to bind deep grooves, and increased production yields, amongst others. Pre-clinical studies demonstrated increased NK cell activation against CD33+ targets including enhanced NK cell degranulation (% CD107a+) and IFNγ with the single-domain CD16 TriKE® (cam 16-wt15-33; GTB-3650) compared to the original TriKE® (scFv16-m 15-33; GTB-3550) (see figure below). This data was published by Dr. Felices M et al (2020) in Cancer Immunol Res.

CD33+ HL60 Targets in Killing Assays

The purple line represents the GTB-3650 and the blue line represents GTB-3550.

GTB-3650

GTB-3650 is a TriKE® which targets CD33 on the surface of myeloid leukemias and an agonistic camelid engager to the potent activating receptor on NK cells, CD16. Use of this engager enhances the activity of wild type IL-15 included in GTB-3650. The TriKE® approach provides a novel way to specifically target these tumors by leveraging NK cells, which have been shown to mediate relapse protection in this setting, in an anti-CD33-targeted fashion. We are advancing GTB-3650 to clinical studies based on pre-clinical data showing a marked increase in potency compared to GTB-3550, which we anticipate could lead to an enhanced efficacy signal in AML and MDS. We advanced GTB-3650 through requisite preclinical studies and filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) in December 2023. In late June 2024, the FDA cleared our IND Application for GTB-3650. We started study enrollment targeting patients with relapsed/refractory AML and high grade MDS on January 21, 2025. This initial study is testing GTB-3650 as monotherapy testing administration 2 weeks on and two weeks off (to prevent NK cell exhaustion) for at least 2 cycles of therapy, as agreed on with the FDA.

GTB-5550

GTB-5550 is a B7-H3 targeted TriKE® which targets B7-H3 on the surface of advanced solid tumors (figure above). GTB-5550 is our first dual camelid TriKE®. B7-H3 is expressed on a broad spectrum of solid tumor malignancies, allowing our team to target these malignancies through GTB-5550. Pre-clinical work has shown that this molecule has NK-cell targeted activity against a variety of solid tumors, including head and neck cancer squamous cell carcinoma (figure below), prostate cancer, breast cancer, ovarian cancer, glioblastoma, and lung cancer (amongst others). We are advancing GTB-5550 through preclinical studies and initiated a GMP manufacturing campaign in anticipation of filing an IND. A pre-IND packet was submitted to the FDA in October 2023 with a written response from the FDA in December 2023. The main question from the FDA was regarding pre-clinical toxicology and a pivot to subcutaneous dosing. The initial trial is designed as a basket trial for patients with B7-H3+ solid tumors using Monday through Friday dosing (2 weeks on and 2 weeks off to prevent immune exhaustion), and is dependent on manufacturing of clinical materials.

GTB-7550

GTB-7550 TriKE® is a product candidate in development for the treatment of lupus and other autoimmune disorders. GTB-7550 TriKE® is a tri-specific molecule composed of a camelid nanobody that binds the CD16 receptor on NK cells, a scFv engager against CD19 on malignant and normal B cells, and a human IL-15 sequence between them.

Published data shows that GTB-7550 effectively targets CD19+ malignant cell lines and primary chronic lymphocytic leukemia (CLL). Preliminary data shows that GTB-7550 can target and eliminate normal B cells, which we are continuing to test in mice. We are currently exploring and assessing potential manufacturers of GTB-7550.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. We rely on third-party contract manufacturing operations, including Cytovance Biologics, Inc. (“Cytovance”), a related party, to produce and/or test our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our potential product candidates as well as for our future commercial needs. We require in our manufacturing and processing agreements that third-party product manufacturers produce intermediates, active pharmaceutical ingredients, or API, and finished products in accordance with the FDA’s current Good Manufacturing Practices (cGMP), and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers to protect our proprietary rights related to our drug candidates.

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

During the years ended December 31, 2024 and 2023, the Company recognized research and development expenses of $2,335,000 and $4,584,000, respectively and made cash payments amounting to $3,857,000 and $2,213,000, respectively to Cytovance. In addition, the Company issued 127,597 and 57,437 shares of common stock to Cytovance to settle accounts payable valued at approximately $810,000 and $1,120,000, respectively.

On June 30, 2024, Cytovance became a related party as their beneficial ownership exceeded 5% of the issued and outstanding shares of the Company’s common stock.

As of December 31, 2024 the Company’s commitments in relation to unbilled and unaccrued SOWs and any related Change Orders from Cytovance for services that have not yet been rendered as of December 31, 2024, amounted to approximately $1.1 million.

TriKE® Patents and Trademarks

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

The Company recorded an expense classified as research and development of approximately $0 and $192,000, pursuant to the 2021 Scientific Research Agreement, for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2021 Scientific Research Agreement for services that have not yet been rendered as of December 31, 2024, amounted to $0.

2023 Sponsored Research Agreement

On May 20, 2024, the Company entered into a sponsored research agreement with the Regents of the University of Minnesota (the “2023 Sponsored Research Agreement”), effective July 1, 2023, and expiring on July 1, 2025. Payments totaling approximately $1.7 million are due over the life of the agreement. The purpose of the agreement is for the Regents of the University of Minnesota to continue work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and commercial GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans and investigation of effects of altering the route of administration; and (3) research and development of TriKE® platform. The major deliverables proposed are: (1) creation of IND enabling data for TriKE® constructs in support of the Company’s product development and commercial GMP manufacturing efforts outside of the University of Minnesota; (2) TriKE® platform drug delivery changes to allow transition from intravenous (IV) continuous infusion to alternative drug delivery administration (IV bolus, intraperitoneal [IP], subcutaneous [SQ]) and extended PK in humans and gain an increased understanding of changes in the patient’s native NK cell population as a result of alteration of TriKE® administration; and (3) research and development of TriKE® platform combination with other FDA approved (or soon to be approved) therapeutics and alterations to TriKE® platform through formation of immune complexes. Most studies will use TriKE® DNA/amino acid sequences created by the Company under existing licensing terms.

The Company recorded an expense classified as research and development of approximately $1,078,000 and $0, pursuant to the 2023 Sponsored Research Agreement, for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2023 Sponsored Research Agreement for services that have not yet been rendered as of December 31, 2024, amounted to approximately $647,000.

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

The Company recorded an expense classified as research and development of $145,000 and $0, pursuant to the 2016 Exclusive Patent License Agreement, for the years ended December 31, 2024 and 2023, respectively.

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

The Company did not incur any expenses pursuant to the 2021 Exclusive License Agreement, for years ended December 31, 2024 and 2023, respectively.

Corporate History and Structure

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

Throughout this Annual Report on Form 10-K, the terms “GTBP,” “we,” “us,” “our,” “the Company” and “our Company” refer to GT Biopharma, Inc.

The GT Biopharma logo, TriKE®, and other trademarks or service marks of GT Biopharma, Inc. appearing in this quarterly report are the property of the Company. This Annual Report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

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

Common Stock (February 2024 Reverse Stock-Split)

On February 2, 2024, the Company effectuated a reverse stock-split of its common stock, par value $0.001 per share, at a ratio of 1 for 30. The Company’s common stock began trading on a reverse stock-split-adjusted basis on The Nasdaq Capital Market on February 5, 2024 under the existing trading symbol “GTBP.”

As a result of the reverse stock-split, every thirty (30) shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares will be issued in connection with the reverse stock-split. Stockholders who otherwise would be entitled to receive fractional shares of common stock will be entitled to receive their pro-rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock-split (reduced by any customary brokerage fees, commission and other expenses). The reverse stock-split reduced the number of shares of common stock outstanding on the effective date of the reverse stock-split from 41,419,000 shares to 1,380,633 shares, subject to minor adjustments due to the treatment of fractional shares. The number of authorized shares of common stock remains unchanged at 250,000,000 shares.

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

Employees and Human Capital Resources

At the date of this Annual Report, we have 1 full-time employee and numerous consultants to carry on our operations. Many of our activities are outsourced to consultants who provide services to us on a project basis. As business activities require and capital resources permit, we will hire additional employees and consultants to fulfill our Company’s needs.

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

Risks Related to Our Business

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

As of December 31, 2024, we had approximately $4.0 million in cash and cash equivalents and restricted cash, and a working capital deficit of $1.7 million, and we have incurred and expect to continue to incur significant costs in pursuit of our drug candidates. For the year ended December 31, 2024, we recorded a net loss of approximately $13.2 million and used cash in operations of approximately $12.9 million. Our financial statements for the year ended December 31, 2024 have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, we have not generated substantial product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of our product candidates. We will continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital.

These conditions raise substantial doubt about our ability to continue as a going concern. The Company has evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to its ability to meet its obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While it is very difficult to estimate the Company’s future liquidity requirements, the Company believes if it is unable to obtain additional financing, existing cash resources will not be sufficient to enable it to fund the anticipated level of operations through one year from the date the accompanying financial statements are issued. There can be no assurances that the Company will be able to secure additional financing on acceptable terms. In the event the Company does not secure additional financing, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs and the ability to continue operations.

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

During the year ended December 31, 2024, the Company reported a net loss of $13.2 million and as of December 31, 2024 and had an accumulated deficit of approximately $695 million. We have not generated any revenue to date and are not profitable, and have incurred losses in each year since our inception. We do not expect to generate any product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses for the foreseeable future as we expand research and development and clinical trial efforts.

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

We may not be successful in generating and/or maintaining operating cash flow, and the timing of our capital expenditures and other expenditures may not result in cash sufficient to sustain our operations through the commercialization of our product candidates. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a material adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

●	the accuracy of the assumptions underlying our estimates for capital needs in 2025 and beyond;

●	scientific and clinical progress in our research and development programs;

●	the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

●	our progress with pre-clinical development and clinical trials;

●	the time and costs involved in obtaining regulatory approvals;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

●	the number and type of product candidates that we pursue.

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

The actual cost of our research and development programs could differ significantly from our current projections if we change our planned development process. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

As defined in Regulation 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis.

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

We currently have one full-time employee and numerous consultants to carry on our operations. Our Interim Chief Executive Officer and Executive Chairman of the Board provides his services through a consulting arrangement. The loss of the services of any of our employees or consultants could delay our product development programs and our research and development efforts. In order to develop our business in accordance with our business strategy, we will have to hire additional qualified personnel, including in the areas of manufacturing, clinical trials management, regulatory affairs, finance, discovery biology, and business development. We will need to raise sufficient funds to hire and retain the necessary employees and consultants.

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

The interruption of the flow of raw materials could disrupt the supply chain and our ability to manufacture our products.

We depend on our outsourced manufacturers to source raw materials for our products. Any shortages of raw materials would affect our ability to timely deliver our products and could significantly harm our business, and results of operations. Other events that could also cause disruptions to our supply chain include the imposition of additional duties, tariffs and other charges or quotas on imports and exports, natural disasters, severe weather, political instability, war, such as the Russia-Ukraine conflict or the Israel-Hamas war, terrorist attacks, and social unrest and economic instability in the regions in which our raw material suppliers are located, or through which regions they travel.

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

Our common stock is now listed on the Nasdaq Capital Market under the trading symbol “GTBP”; historically, however, there has been a limited public market for our common stock. We cannot assure you that an active trading market for our common stock will develop or be sustained. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

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

The volatility of the price of our common stock may also be impacted by the risks discussed under this “Risk Factors” section, in addition to other factors, including:

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

Our outstanding warrants and options may affect the market price of our common stock

As of December 31, 2024, we had 2,234,328 shares of common stock outstanding and issued and had outstanding warrants for the purchase of up to 1,120,429 additional shares of common stock at a weighted average exercise price of $18.85 per share, all of which are exercisable (subject to certain beneficial ownership limitations). In addition, we had outstanding options for the purchase of up to 124,600 additional shares of common stock at a weighted average exercise price of $32.69 per share, 105,802 of which are exercisable. The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

Because our common stock may be deemed a low-priced “penny” stock, an investment in our common stock should be considered high-risk and subject to marketability restrictions.

Historically, the trading price of our common stock has been $5.00 per share or lower, and deemed a penny stock, as defined in Rule 3a51-1 under the Exchange Act, and subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-100. Those rules require broker–dealers, before effecting transactions in any penny stock, to:

●	deliver to the customer, and obtain a written receipt for, a disclosure document;

●	disclose certain price information about the stock;

●	disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

●	send monthly statements to customers with market and price information about the penny stock; and

●	in some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

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

Delaware law and our restated certificate of incorporation (“certificate of incorporation”), our restated bylaws (“bylaws”) and other governing documents contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders, which could cause our stock price to decline. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

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

Our management will have broad discretion as to the use of the proceeds from securities offerings, and may not use the proceeds effectively.

Our management will have broad discretion as to the application of the net proceeds from securities we offer for sale. Currently, we intend to use the net proceeds from any such sale for working capital and general corporate purposes, including the further development of our product candidates that are currently undergoing clinical trials, our product candidates that we expect to submit an investigational new drug application for in the near term, and our product candidates that are pre-clinical. See “Use of Proceeds.” Purchasers will not have the opportunity, as part of their investment decision, to assess whether these proceeds are being used appropriately. Our management may use the net proceeds for corporate purposes that may not improve our financial condition or market value, which could cause the price of our securities to decline.

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

We may not be successful in generating and/or maintaining operating cash flow, and the timing of our capital expenditures and other expenditures may not result in cash sufficient to sustain our operations through the commercialization of our product candidates. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a material adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

●	accuracy of the assumptions underlying our estimates for capital needs in 2025 and beyond;

●	scientific and clinical progress in our research and development programs;

●	the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

●	our progress with pre-clinical development and clinical trials;

●	the time and costs involved in obtaining regulatory approvals;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

●	the number and type of product candidates that we pursue.

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

Our common stock may be at risk for delisting from the Nasdaq Capital Market in the future if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is currently listed on Nasdaq. Nasdaq has minimum requirements that a company must meet in order to remain listed on Nasdaq, including corporate governance standards and a requirement that we maintain a stockholders’ equity above $2,500,000 as set forth in Nasdaq Listing Rule 5550(b)(1).

On November 21, 2024, the Company received a letter from Nasdaq notifying the Company that its amount of stockholders’ equity has fallen below the $2,500,000 required minimum for continued listing set forth in Nasdaq Listing Rule 5550(b)(1).

Nasdaq’s Letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “GTBP” at this time. Pursuant to Nasdaq Listing Rules, the Company provided Nasdaq with a plan to achieve and sustain compliance on December 31, 2024. If Nasdaq accepts the Company’s plan to regain compliance, Nasdaq may grant an extension of up to 180 calendar days from the date of the Letter to evidence compliance. If Nasdaq does not accept the Company’s plan to regain compliance, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel. The Company intends to submit to Nasdaq, within the requisite time period, a plan to regain compliance with Listing Rule 5550(b)(1). There can be no assurance that Nasdaq will accept the Company’s plan, that the Company will be able to regain compliance with Listing Rule 5550(b)(1) or that the Company will be able meet the continued listing requirements during any compliance period that may be granted by Nasdaq.

In the future, if we fail to maintain such minimum requirements and a final determination is made by Nasdaq that our common stock must be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. In addition, if delisted, we would no longer be subject to Nasdaq rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on Nasdaq or another established securities market would have a material adverse effect on the value of your investment in us.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price.

We produce our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. Further, Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting.

Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity is an important aspect of our business operations, and we are committed to protecting our systems, data, and the information of our clients and stakeholders. We recognize that cybersecurity threats are constantly evolving and that maintaining robust security measures is an ongoing process. Below is an overview of our cybersecurity risk management and the measures we have in place:

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

While we believe that our current cybersecurity measures are robust, we recognize that the cybersecurity landscape is constantly evolving, and we remain vigilant in monitoring and adapting our practices to address emerging threats. We are committed to maintaining the confidentiality, integrity, and availability of our systems and data and to protecting the interests of our clients and stakeholders.

ITEM 2. PROPERTIES

Effective as of July 1, 2024, the Company became a fully remote company. We operate in a virtual environment and do not have a physical office space or headquarters.

ITEM 3. LEGAL PROCEEDINGS

Ohri Matter

On July 22, 2024, the Company filed an AAA Arbitration Demand against Manu Ohri, its former Chief Financial Officer. In the Demand, the Company asserts claims against Mr. Ohri for breach of his fiduciary duties and breach of contract and seeks a declaratory judgment providing that the Company may characterize Mr. Ohri’s termination as “for cause” under his Employment Agreement, and that the Company may revoke the Separation Agreement entered into between the Company and Mr. Ohri prior to the Company learning of Mr. Ohri’s breaches. In addition to the declaratory judgment, the Company seeks damages arising from Mr. Ohri’s violations, and attorneys’ fees and any forum and arbitration fees. On September 3, 2024, Mr. Ohri filed both a general denial of the Company’s claims against him and counterclaims for breach of his Employment Agreement and Separation Agreement. A final hearing is scheduled for June 10th through June 12th, 2025 in Los Angeles, California. At this stage in the proceedings the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any. The Company believes it has recorded an appropriate accrual for the matter.

Berk Matter

On November 14, 2023, former interim Chief Executive Officer, Dr. Gregory Berk filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that the Company discriminated and retaliated against Dr. Berk for engaging in protected whistleblowing activity in violation of the Sarbanes Oxley Act (“SOX”). Although the Company vigorously defended this matter and believes it to be without merit, the lawsuit was dismissed with prejudice on December 4, 2024 as a result of the parties’ settlement. The Company has recorded the monetary settlement for this matter in its financial statements.

TWF Global Matter

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its Complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a Summons and Complaint for Interpleader against TWF and Z-One LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock are properly registered to TWF or Z-One LLC, as both of these entities have made conflicting demands for registration of the shares of common stock. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One and that the Company be released from all associated liability and claims. The Court denied the motion without prejudice and agreed to reconsider the motion without further briefing upon the filing of a supplemental party affidavit. On May 9, 2024, Z-One filed a motion for summary judgement seeking dismissal of the action, representing that Z-One and TWF have settled their dispute over the entitlement to the Company’s shares of common stock and there is no remaining dispute before the Court. On May 21, 2024, the Company filed a supplemental affidavit in support of its motion for entry of default. On November 14, 2024, the Court held a hearing on the parties’ motions, at which the Court found that the motion for entry of default was mooted by the settlement agreement between Z-One and TWF. The Court ordered that the case be dismissed. On February 17, 2025, Z-One, LLC filed a Summons with Notice in the Supreme Court of the State of New York, County of New York. Z-One alleges that it was assigned TWF’s rights under the Notes and seeks enforcement and damages. The Company intends to demand a complaint, and seek dismissal of the case. The Company believes that the claims related to the Notes are without merit, and will continue to vigorously defend against these claims.

Handelman Matter

On May 13, 2022, the Company made an arbitration demand upon Michael Handelman, its former Chief Financial Officer, asserting that he breached his fiduciary duty by misappropriating Company funds and shares of common stock, among other things. The Company sought among other relief, monetary damages estimated at $470,000; the return of 13,902 shares of our common stock received without authorization; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. In May 2024, the Arbitrator issued the final award in favor of the Company which awarded the Company its legal fees in the amount of $473,000 plus costs in the amount of $19,000 and the return of the disputed 13,902 shares of common stock, which were returned to the Company in June 2024. As of December 31, 2024, the Company has not recorded any amounts with regards to the monetary award of $473,000, due to the uncertainty of its collectability.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Stockholders

As of February 24, 2025, there were 28 stockholders of record, which does not include stockholders who hold their shares in “street name.” The transfer agent for our common stock is ComputerShare Limited, whose address is 8742 Lucent Blvd., Suite 225, Highland Ranch, CO 80129.

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

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Item 12 of this report under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Issuances of Unregistered Securities

The Company made the following issuances of its unregistered securities pursuant exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder during the year ended December 31, 2024:

●	On April 30, 2024, the Company issued 36,018 shares of common stock to settle $278,500 of vendor accounts payable. The shares were valued at the month-end closing price of the Company’s common stock for the months for which services were provided by the vendor.

●	On May 23, 2024, the Company issued 740,000 common warrants, each to purchase one share of common stock at an exercise price equal to $4.35 and are exercisable immediately upon issuance and will expire on the date that is five years following the date of issuance.

●	On May 23, 2024, the Company issued placement agent warrants to the placement agent to purchase up to 88,800 shares of common stock as part of the compensation payable to the placement agent in connection with such offering at an exercise price of $5.4375 per share and will expire five years from the commencement of sales of the offering.

●	On June 30, 2024, the Company issued 91,579 shares of common stock to settle $531,300 of vendor accounts payable. The shares were valued at the month-end closing price of the Company’s common stock for the months for which services were provided by the vendor.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to gain an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

Operating Expenses

	Years Ended December 31,
	2024	2023	$ Change	% Change
Operating Expenses:
Research and development	$5,798,000	$6,466,000	$(668,000)	(10)%
Selling, general and administrative	8,336,000	4,890,000	3,446,000	70%
Stock compensation	230,000	2,220,000	(1,990,000)	(90)%
Total Operating Expenses	$14,364,000	$13,576,000	$788,000	6%

Research and Development Expenses

Research and development expenses decreased by $668,000 for the year ended December 31, 2024 compared to the prior year, primarily due to a decrease in project materials costs, partially offset by an increase in scientific research costs.

Research and development expenses relate to our continued development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising candidates. In late June 2024, we received clearance from the FDA with respect to our IND Application in relation to GTB 3650, and we started study enrollment targeting patients with relapsed/refractory AML and high grade MDS on January 21, 2025. We anticipate our direct clinical and preclinical expenses to increase in 2025 as our next generation GTB-3650 camelid nanobody product is in the clinic. We also plan to complete the product development of GTB-5550 in 2025. We do not, however, anticipate an increase in related R&D licensing and administrative costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by approximately $3.4 million for the year ended December 31, 2024 compared to the prior year, primarily due to an increase in legal fees and settlement expenses.

Other Income (Expense)

	Years Ended December 31,
	2024	2023	$ Change	% Change
Other Income (Expense):
Interest income	$402,000	$780,000	$(378,000)	(48)%
Interest expense	—	(213,000)	213,000	(100)%
Change in fair value of warrant liability	800,000	4,797,000	(3,997,000)	(83)%
Gain on extinguishment of debt	—	547,000	(547,000)	(100)%
Unrealized gain (loss) on marketable securities	—	48,000	(48,000)	(100)%
Other	—	20,000	(20,000)	(100)%
Total Other Income (Expense)	$1,202,000	$5,979,000	$(4,777,000)	(80)%

Interest Income

Interest income decreased by $378,000 for the year ended December 31, 2024 compared to the prior year primarily due to lower short-term investment balances.

Interest Expense

Interest expense decreased by $213,000 for the year ended December 31, 2024 compared to the prior year as financing costs incurred associated with warrants accounted as warrant liability were incurred in the prior year but not in the current year.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability decreased by approximately $4.0 million for the year ended December 31, 2024 compared to the prior year, primarily due to the decline in the Company’s stock price at December 31, 2024, as compared to the prior year.

Gain on Extinguishment of Debt

Gain on extinguishment of debt decreased by $547,000 for the year ended December 31, 2024 compared to the prior year as the gain on extinguishment of debt that resulted from share settlements of a greater amount of vendor accounts payable than the fair value of the shares on the date of settlement occurred in the prior year but not in the current year.

Net Loss

	Years Ended December 31,
	2024	2023	$ Change	% Change
Net Loss	$(13,162,000)	$(7,597,000)	$(5,565,000)	73%

Net loss increased $5,565,000 for the year ended December 31, 2024, primarily due to the decrease in the change in fair value of warrant liability, and an increase in legal fees, and was partially offset by a decrease in stock compensation and research and development expenses, all as described above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We do not have any product candidates approved for sale and have not generated any revenue from our product sales. We have sustained operating losses since inception, and we expect such losses to continue into the foreseeable future. Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, issuance of convertible debt instruments, and strategic collaborations. For the year ended December 31, 2024, we recorded a net loss of approximately $13.2 million and used cash in operations of approximately $12.9 million. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes we will continue as a going concern, and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about our ability to continue as a going concern. While it is very difficult to estimate our future liquidity requirements we believe if we are unable to obtain additional financing, existing cash resources will not be sufficient to enable us to fund the anticipated level of operations through one year from the date the accompanying financial statements are issued. There can be no assurances that we will be able to secure additional financing on acceptable terms. In the event that we do not secure additional financing, we will be forced to delay, reduce, or eliminate some or all of our discretionary spending, which could adversely affect our business prospects, ability to meet long-term liquidity needs and ability to continue operations.

Cash Flows

	Years Ended December 31,
	2024	2023
Statements of Cash Flow Data:
Net cash used in operating activities	$(12,904,000)	$(8,852,000)
Net cash provided by (used in) investing activities	12,893,000	(2,009,000)
Net cash provided by financing activities	2,976,000	6,268,000
Net increase (decrease) in cash and cash equivalents and restricted cash	2,965,000	(4,593,000)
Cash and cash equivalents and restricted cash, beginning of period	1,079,000	5,672,000
Cash and cash equivalents and restricted cash, end of period	$4,044,000	$1,079,000

Operating Activities

Net cash used in operating activities was approximately $12.9 million for the year ended December 31, 2024, and was primarily due to a net loss of approximately $13.2 million, and a decrease in the fair value of warrant liability of $0.8 million.

Net cash used in operating activities was approximately $8.9 million for the year ended December 31, 2023, and was primarily due to a net loss of approximately $7.6 million, a decrease in the fair value of warrant liability of $4.8 million, and partially offset by stock compensation of $2.2 million and an increase in accounts payable and accrued expenses of approximately $2.0 million.

Investing Activities

Net cash provided (used) in financing activities for the years ended December 31, 2024 and 2023, resulted primarily from proceeds from the sale, or (purchase), of short-term investments.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2024 and 2023, resulted from proceeds from the issuance of common stock and warrants.

Working Capital (Deficit)

The following table summarizes total current assets, liabilities, and working capital (deficit) for the years ended December 31, 2024 and 2023:

	As of December 31
	2024	2023	Increase/(Decrease)
Current assets	$4,232,000	$14,056,000	$(9,824,000)
Current liabilities	$5,902,000	$6,633,000	$(731,000)
Working capital (deficit)	$(1,670,000)	$7,423,000	$(9,093,000)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of GT Biopharma, Inc.

San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GT Biopharma, Inc. (the “Company”) as of December 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2024, the Company incurred a net loss of $13.2 million, used cash in operations of $12.9 million, and at December 31, 2024, had a stockholders’ deficit of $1.7 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter Description

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Warrant Liability

Description of the Matter

As described in Note 5 to the financial statements, during the year ended December 31, 2023, the Company issued certain warrants to acquire its common stock and such warrants contained provisions and terms that resulted in the warrants requiring recognition as fair value liabilities. The warrant liabilities are required to be measured at fair value initially at issuance, and subsequently thereafter at each reporting date including December 31, 2024.

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

Commitments and Contingencies

Description of the Matter

As described in Note 8 to the financial statements, the Company is involved in certain legal proceedings that arise from time to time in the ordinary course of our business. The Company records accruals for contingencies to the extent that its management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated.

We identified auditing the accruals of potential liability of these matters as a critical audit matter due to the significant judgements used by Management in determining the probable outcome of these matters. This required a high degree of auditor judgment and increased auditor effort in evaluating Managements’ assessment of the probability of outcome and disclosure of these matters.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We discussed the nature of these matters with Management, obtained and examined legal filings and other correspondence related to these matters, and circulated and examined legal confirmations to attorneys handling these matters.
●	We evaluated the appropriateness of the methodology used by Management in their assessment of any potential liability related to these matters
●	We developed an independent expectation of any potential liability and compared our independent expectation to the Company’s calculated value.

Weinberg & Company, P.A. PCAOB Firm ID: 572
Los Angeles, California
February 21, 2025

GT BIOPHARMA, INC.

Balance Sheets

	December 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$3,951,000	$1,079,000
Restricted cash	93,000	—
Short-term investments	—	12,893,000
Prepaid expenses and other current assets	188,000	84,000
Total Current Assets	4,232,000	14,056,000

Operating lease right-of-use asset	—	53,000
TOTAL ASSETS	$4,232,000	$14,109,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,853,000	$4,328,000
Accrued expenses	1,797,000	1,195,000
Current operating lease liability	—	58,000
Warrant liability	252,000	1,052,000
Total Current Liabilities	5,902,000	6,633,000

Stockholders’ Equity (Deficit)
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series C - 96,230 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,000	1,000
Common stock, par value $0.001, 250,000,000 shares authorized, 2,234,328 and 1,380,633 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2,000	1,000
Additional paid in capital	693,554,000	689,539,000
Accumulated deficit	(695,227,000)	(682,065,000)
Total Stockholders’ Equity (Deficit)	(1,670,000)	7,476,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,232,000	$14,109,000

The accompanying notes are an integral part of these financial statements.

GT BIOPHARMA, INC.

Statements of Operations

	For the Year Ended December 31,
	2024	2023

Revenues	$—	$—

Operating Expenses:
Research and development (including $2,335,000 and $4,584,000 from a related party)	5,798,000	6,466,000

Selling, general and administrative (including $230,000 and $2,220,000 of stock compensation granted to officers, directors, and employees and for services during the years ended December 31, 2024 and 2023, respectively)	8,566,000	7,110,000

Loss from Operations	(14,364,000)	(13,576,000)

Other Income (Expense)
Interest income	402,000	780,000
Interest expense	—	(213,000)
Change in fair value of warrant liability	800,000	4,797,000
Gain on extinguishment of share settled debt	—	547,000
Unrealized gain on short-term investments	—	48,000
Other	—	20,000
Total Other Income, Net	1,202,000	5,979,000

Net Loss	$(13,162,000)	$(7,597,000)

Net Loss Per Share - Basic and Diluted	$(6.94)	$(5.64)

Weighted average common shares outstanding - basic and diluted	1,897,375	1,347,713

The accompanying notes are an integral part of these financial statements.

GT BIOPHARMA, INC.

Statements of Stockholders’ Equity (Deficit)

	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	96,230	$1,000	1,090,748	$1,000	$686,200,000	$(674,468,000)	$11,734,000
Private placement of common stock	-	-	120,000	-	6,268,000	-	6,268,000
Exercise of prefunded warrants for common stock	-	-	96,666	-	-	-	-
Initial recognition of fair value of warrant liability	-	-	-	-	(5,831,000)	-	(5,831,000)
Issuance of common stock for services	-	-	15,782	-	430,000	-	430,000
Issuance of common stock to settle vendor payable	-	-	57,437	-	702,000	-	702,000
Fair value of vested stock options	-	-	-	-	1,770,000	-	1,770,000
Net loss	-	-	-	-	-	(7,597,000)	(7,597,000)
Balance, December 31, 2023	96,230	1,000	1,380,633	1,000	689,539,000	(682,065,000)	7,476,000
Issuance of common stock and warrants for cash	-	-	740,000	1,000	2,975,000	-	2,976,000
Cancellation of common stock issued to prior CFO	-	-	(13,902)	-	-	-	-
Issuance of common stock to settle vendor payable	-	-	127,597	-	810,000	-	810,000
Fair value of vested stock options	-	-	-	-	230,000	-	230,000
Net loss	-	-	-	-	-	(13,162,000)	(13,162,000)
Balance, December 31, 2024	96,230	$1,000	2,234,328	$2,000	$693,554,000	$(695,227,000)	$(1,670,000)

The accompanying notes are an integral part of these financial statements.

GT BIOPHARMA, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,162,000)	$(7,597,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – services	—	430,000
Stock based compensation - officers, directors, and employees	230,000	1,770,000
Change in fair value of warrant liability	(800,000)	(4,797,000)
Gain on extinguishment of share settled debt	—	(547,000)
Unrealized gain on short-term investments	—	(48,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(104,000)	(21,000)
Change in operating lease right-of-use assets	53,000	112,000
Increase in accounts payable and accrued expenses	937,000	1,962,000
(Decrease) in operating lease liability	(58,000)	(116,000)
Net Cash Used in Operating Activities	(12,904,000)	(8,852,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (Purchase) of short-term investments	12,893,000	(2,009,000)
Net Cash Provided by (Used in) Investing Activities	12,893,000	(2,009,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	2,976,000	6,268,000
Net Cash Provided by Financing Activities	2,976,000	6,268,000

Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	2,965,000	(4,593,000)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	1,079,000	5,672,000
Cash and Cash Equivalents and Restricted Cash at End of Period	$4,044,000	$1,079,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$213,000
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of fair value of warrant liability	$—	$5,831,000
Fair value of common stock issued to a vendor to settle accounts payable	$810,000	$702,000

The accompanying notes are an integral part of these financial statements.

GT Biopharma, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Throughout this Annual Report on Form 10-K, the terms “GTBP,” “we,” “us,” “our,” “the Company” and “our Company” refer to GT Biopharma, Inc.

The GT Biopharma logo, TriKE®, and other trademarks or service marks of GT Biopharma, Inc. appearing in this quarterly report are the property of the Company. This Annual Report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

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

Going Concern Analysis

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception, and expects such losses to continue into the foreseeable future. Historically, the Company has financed its operations through public and private sales of common stock, issuance of preferred and common stock, issuance of convertible debt instruments, and strategic collaborations. For the year ended December 31, 2024, the Company recorded a net loss of approximately $13.2 million, used cash in operations of approximately $12.9 million, and had a stockholders’ deficit of $1.7 million as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The Company has evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to its ability to meet its obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While it is very difficult to estimate the Company’s future liquidity requirements, the Company believes if it is unable to obtain additional financing, existing cash resources will not be sufficient to enable it to fund the anticipated level of operations through one year from the date the accompanying financial statements are issued. There can be no assurances that the Company will be able to secure additional financing on acceptable terms. In the event the Company does not secure additional financing, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs and the ability to continue operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. The Company’s former wholly-owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc., were both dissolved on October 22, 2024. Prior to their dissolution, the operations of Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc. was limited with insignificant assets and liabilities. The 2023 financial statements included the accounts of the Company and its former wholly-owned subsidiaries, Oxis Biotech, Inc. and Georgetown Translational Pharmaceuticals, Inc., and all intercompany transactions and balances were eliminated in consolidation.

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying financial statements. At December 31, 2024 and 2023, total cash equivalents which consist of money market funds, amounted to approximately $3.8 million and $443,000, respectively.

Management generally determines the appropriate classification of its investments at the time of purchase. We classify these investments as short-term investments, as part of current assets, based upon our ability and intent to use any and all of these investments as necessary to satisfy liquidity requirements that may arise from our business. Investments are carried at fair value with the unrealized holding gains and losses reported in the accompanying statements of operations. At December 31, 2024 and 2023, total short-term investments which consist of US treasuries and US government agencies, amounted to approximately $0 and $12.9 million, respectively.

Restricted Cash

As of December 31, 2024, the Company has classified certain cash balances as restricted cash in its balance sheets. The Company’s restricted cash is deposited in a financial institution and held as a collateral for a credit card agreement with the same financial institution.

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

The carrying amounts of the Company’s other financial assets and liabilities, such as cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts payable, accrued expenses, approximate their fair values because of the short maturity of these instruments.

The carrying amount of the Company’s warrant liability of $252,000 and $1.1 million at December 31, 2024 and 2023, respectively, was based on Level 3 measurements.

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

Common Stock (February 2024 Reverse Stock-Split)

On February 2, 2024, the Company effectuated a reverse stock-split of its common stock, par value $0.001 per share, at a ratio of 1 for 30. The Company’s common stock began trading on a reverse stock-split-adjusted basis on The Nasdaq Capital Market on February 5, 2024 under the existing trading symbol “GTBP.”

As a result of the reverse stock-split, every thirty (30) shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares will be issued in connection with the reverse stock-split. Stockholders who otherwise would be entitled to receive fractional shares of common stock will be entitled to receive their pro-rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock-split (reduced by any customary brokerage fees, commission and other expenses). The reverse stock-split reduced the number of shares of common stock outstanding on the effective date of the reverse stock-split from 41,419,000 shares to 1,380,633 shares, subject to minor adjustments due to the treatment of fractional shares. The number of authorized shares of common stock remains unchanged at 250,000,000 shares.

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

The Company’s lease expired in June 2024 and was not renewed, and the Company became a fully remote company.

Net Loss Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock issuable upon exercise of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

The following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	December 31, 2024	December 31, 2023
Options to purchase common stock	124,600	126,265
Warrants to purchase common stock	1,120,429	304,962
Total anti-dilutive securities	1,245,029	431,227

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

The Company has a significant concentration of expenses incurred from and accounts payable to Cytovance, a related party, and the University of Minnesota, see Note 4 – Accounts Payable and Related Party.

Segment Information

The Company’s Chief Executive Officer and President (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the financial results of GT Biopharma, Inc. (see Note 9).

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures.  ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis.  ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted.  As of December 31, 2024, the Company has adopted ASU 2023-07. The adoption of this standard did not have a material impact on the Company’s financial statements but has resulted in additional disclosures within the footnotes to our financial statements (See Note 9).

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

Note 3 – Fair Value of Financial Instruments

Financial Assets

The following table represents the estimated fair values of the Company’s financial instruments:

	December 31, 2023
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments	$12,845,000	$48,000	$—	$12,893,000
Total	$12,845,000	$48,000	$—	$12,893,000

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments):

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$3,755,000	$3,755,000	$—	$—
US treasuries	—	—	—	—
Short-term investments:
US treasuries	—	—	—	—
Total financial assets	$3,755,000	$3,755,000	$—	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$443,000	$443,000	$—	$—
Short-term investments:
US treasuries and US gov’t. agencies	12,893,000	—	12,893,000	—
Total financial assets	$13,336,000	$443,000	$12,893,000	$—

Warrant Liability

For the details of warrant liability transactions see Note 5 – Warrant Liability.

Note 4 – Accounts Payable and Related Party

Accounts payable consists of the following:

	As of		As of
	December 31, 2024%		December 31, 2023%
Accounts payable to Cytovance, a related party [1]	$1,183,000	31%	$3,515,000	81%
Accounts payable to University of Minnesota	712,000	18%	121,000	3%
Legal services firm	1,505,000	39%	130,000	3%
Other accounts payable	453,000	12%	562,000	13%
Total accounts payable	$3,853,000		$4,328,000

[1]	Accounts Payable to Cytovance Biologics, Inc. (“Cytovance”), a Related Party, since Cytovance owns greater than 5% of the Company’s issued and outstanding common stock. See Note 8 – Commitments and Contingencies, Significant Agreements.

The details of the Company’s accounts payable to Cytovance Biologics, Inc., were as follows:

	Year Ending
	December 31, 2024	December 31, 2023
Beginning balance	$3,515,000	$2,264,000
Invoices, net	2,335,000	4,584,000
Payments in cash	(3,857,000)	(2,213,000)
Payments in common stock, at fair value	(810,000)	(1,120,000)
Ending balance	$1,183,000	$3,515,000

During the year ended December 31, 2024, the Company issued 127,597 shares of common stock with a fair value of $810,000 to Cytovance as partial payment of research and development payables. The shares were valued at the respective date of the settlement.

During the year ended December 31, 2023, the Company issued 57,437 shares of common stock with a fair value of $1,120,000, consisting of $702,000 in share settled payables and $418,000 in gain on the extinguishment, to Cytovance as partial payment of research and development payables. The shares were valued at the respective date of the settlement.

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

The 2023 Common Warrants and the 2023 Placement Agents Warrants (collectively the “2023 Warrants”), provide for a value calculation for the warrants using the Black Scholes model in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the 2023 Warrants as a liability in its balance sheet. The classification of the 2023 Warrants, including whether they should be recorded as liability or as equity, is evaluated at the end of each reporting period.

The 2023 Warrants were initially recorded at a fair value at $5.8 million at the grant date, and upon the closing of placement, was recorded as a cost of capital. The fair value of the 2023 Warrants classified as a liability in the Company’s balance sheets and will be re-measured at the end of every reporting period with the change in value reported in the statements of operations until they are either exercised or expired.

The 2023 Warrant liability is valued using a BlackScholes Option pricing model with the following assumptions:

	2023 Warrants
	December 31, 2024	December 31, 2023
Stock price	$3.05	$7.80
Risk-free interest rate [1]	4.27%	4.2%
Expected volatility [2]	114%	115.2%
Expected life (in years) [3]	3.00 – 3.50	4.00 – 4.50
Expected dividend yield [4]	—	—
Fair value of warrants	$252,000	$1,050,000

[1]	Based on rates established by the Federal Reserve Bank
[2]	Historical volatility of the Company’s common stock is used to estimate the future volatility of its common stock
[3]	Determined by the remaining contractual life of the derivative instrument
[4]	Based on no dividends paid or expected to be paid

2020 Warrants

The Company issued warrants underlying 58,824 shares of common stock during the year ended December 31, 2020 (the “2020 Warrants”), that contained a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder upon occurrence of certain change in control type events. In accordance with ASC 480, the fair value of the 2020 Warrants is classified as a liability in the Company’s balance sheets and will be re-measured at the end of every reporting period with the change in value reported in the statements of operations until they are either exercised or expire.

The 2020 Warrant liability is valued using a Binomial pricing model with the following assumptions:

	2020 Warrants
	December 31, 2024	December 31, 2023
Stock price	$3.05	$7.80
Risk-free interest rate [1]	4.28%	4.5%
Expected volatility [2]	114%	89.0%
Expected life (in years) [3]	0.6	1.6
Expected dividend yield [4]	—	—
Fair value of warrants	$—	$2,000

At December 31, 2024, the estimated fair value of these 2020 Warrants was de minimis, as such, none was recorded.

Warrant Liability

The details of warrant liability transactions were as follows:

	Year Ending
	December 31, 2024	December 31, 2023
Beginning balance	$1,052,000	$18,000
Issuance of warrants at fair value	—	5,831,000
Change in fair value	(800,000)	(4,797,000)
Extinguishment	—	—
Ending balance	$252,000	$1,052,000

Note 6 – Stockholders’ Equity (Deficit)

The Company’s authorized capital as of December 31, 2024 was 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

2024 Common Stock Offering

On May 23, 2024, the Company received gross proceeds of approximately $3.2 million, before deducting placement agent fees and other offering expenses of $243,000 in relation to a purchase agreement (the “Purchase Agreement”) signed on May 21, 2024, between the Company and institutional investors (the “Purchasers”) for the issuance and sale, in a registered direct offering, of 740,000 shares of the Company’s common stock, par value $0.001 per share (the “2024 Shares”) and warrants to purchase 740,000 shares of the Company’s common stock (the “2024 Common Warrants”). In addition, the Company issued warrants to the placement agent to purchase 88,800 shares of common stock (the “2024 Placement Agents Warrants”). The 2024 Common Warrants have an exercise price equal to $4.35 per share, and the 2024 Placement Agents Warrants have an exercise price equal to $5.4375 per share, both are exercisable commencing six months following issuance, and have a term of exercise equal to five years following the initial exercise date. The 2024 Shares and 2024 Common Warrants were sold at an offering price of $4.35 per share and accompanying 2024 Common Warrant.

Pursuant to the Purchase Agreement, the Company agreed for a period of one year following the closing date of the offering not to (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, shares at a conversion price, exercise price or exchange price which floats with the trading price of the 2024 Shares or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby the Company may issue securities at a future-determined price.

The Company determined that under ASC 815, the 2024 Common Warrants and the 2024 Placement Agent Warrants are considered indexed to the Company’s own stock and eligible for an exception from derivative accounting. Accordingly, the fair value of the 2024 Common Warrants and the 2024 Placement Agent Warrants are classified as equity.

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

The 2023 Common Warrants and the 2023 Placement Agents Warrants contained a clause not considered to be within the Company’s control and was accounted as a warrant liability (see Note 5 – Warrant Liability).

Common Stock Issued for Services

During the year ended December 31, 2023, the Company issued 15,782 shares of common stock with a fair value of $430,000 to members of the Company’s Board of Directors (the “Board”), employees, and consultants to account for common stock that vested. The shares were valued at the respective date of the agreements.

Preferred Stock

Series C Preferred Stock

As of December 31, 2024 and 2023, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of numerous reverse stock-splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are convertible into an infinitesimal amount of common stock, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Board. No dividends to holders of the Series C Preferred Stock were declared or unpaid through December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, there were no shares of Series K Preferred stock issued and outstanding.

Note 7 – Common Stock Warrants and Options

Common Stock Warrants

Stock warrant transactions for the years ended December 31, 2024 and 2023, were as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2022	77,909	$159.00
Granted	326,333	21.30
Forfeited/cancelled	(2,613)	102.00
Exercised	(96,667)	0.003
Warrants outstanding at December 31, 2023	304,962	$63.30
Granted	828,800	4.47
Forfeited/cancelled	(13,333)	165.00
Exercised	—	—
Warrants outstanding at December 31, 2024	1,120,429	$18.85
Warrants exercisable at December 31, 2024	1,120,429	$18.85

As of December 31, 2024, all outstanding warrants are fully vested and had an exercise price greater than the market price of the Company’s common stock, which resulted in no intrinsic value.

Warrants outstanding as of December 31, 2024, 2024 are exercisable as follows:

	Warrants Outstanding and Exercisable as of September 30, 2024
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$4.35	740,000	4.4	$4.35
5.4375	88,800	4.4	5.4375
30.00	216,666	3.5	30.00
37.50	13,000	3.0	37.50
102.00	1,867	0.6	102.00
165.00	52,316	1.1	165.00
206.25	7,780	1.1	206.25
	1,120,429	4.0	18.85

Common Stock Options

In April 2022 the Company established the 2022 Omnibus Incentive Plan (the “Plan”). The Plan was approved by our Board and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors, and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 166,667. The shares of our common stock underlying cancelled and forfeited awards issued under the Plan may again become available for grant under the Plan. As of December 31, 2024, there were 124,600 stock options outstanding and 25,935 shares of restricted stock granted in prior years under the Plan, which left 16,132 shares available for grant under the Plan.

The following table summarizes stock option transactions for the years ended December 31, 2024 and 2023:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2022	54,348	$77.10
Granted	83,333	22.50
Forfeited/cancelled	(11,416)	84.30
Exercised	—	—
Options outstanding at December 31, 2023	126,265	$40.15
Granted	23,335	2.11
Forfeited/cancelled	(25,000)	41.80
Exercised	—	—
Options outstanding at December 31, 2024	124,600	$32.69
Options exercisable at December 31, 2024	105,802	$38.12

The weighted average remaining contractual life of all options outstanding, and all options vested and exercisable as of December 31, 2024 was 8.3 years. Furthermore, as of December 31, 2024, the intrinsic value of options outstanding amounted to approximately $22,000, and the intrinsic value of options vested and exercisable amounted to approximately $18,000.

On October 17, 2024, the Company granted stock options to an officer to purchase an aggregate of 23,335 shares of common stock. The stock options are exercisable at $2.11 per share, expire in 10 years, vest over three years with a fair value of approximately $45,000 on the date of grant which will be amortized over the vesting period.

In January and May 2023, the Company granted stock options to a employees and members of the Board to purchase 83,333 shares of common stock. The stock options are exercisable at $10.50 and $25.50  per share, expire in 10 years, vest over twelve months with a fair value of $1.6 million on the date of grant which will be amortized over the vesting period.

The total fair value of options that vested during years ended December 31, 2024 and 2023, was $230,000 and $1,770,000, respectively, and is included in selling, general and administrative expense in the accompanying statements of operations. As of December 31, 2024, 105,802 stock options were vested and exercisable and unvested compensation expense amounted to approximately $30,000.

Options outstanding as of December 31, 2024 are exercisable as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.11	23,335	9.8	$2.11
10.50	16,667	8.4	10.50
25.50	50,000	8.1	25.50
74.40	34,598	7.5	74.40
	124,600

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

Ohri Matter

On July 22, 2024, the Company filed an AAA Arbitration Demand against Manu Ohri, its former Chief Financial Officer. In the Demand, the Company asserts claims against Mr. Ohri for breach of his fiduciary duties and breach of contract and seeks a declaratory judgment providing that the Company may characterize Mr. Ohri’s termination as “for cause” under his Employment Agreement, and that the Company may revoke the Separation Agreement entered into between the Company and Mr. Ohri prior to the Company learning of Mr. Ohri’s breaches. In addition to the declaratory judgment, the Company seeks damages arising from Mr. Ohri’s violations, and attorneys’ fees and any forum and arbitration fees. On September 3, 2024, Mr. Ohri filed both a general denial of the Company’s claims against him and counterclaims for breach of his Employment Agreement and Separation Agreement. A final hearing is scheduled for June 10th through June 12th, 2025 in Los Angeles, California. At this stage in the proceedings the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any. The Company believes it has recorded an appropriate accrual for the matter.

Berk Matter

On November 14, 2023, former interim Chief Executive Officer, Dr. Gregory Berk filed a lawsuit in the US District Court for the District of Massachusetts alleging that the Company discriminated and retaliated against Dr. Berk for engaging in protected whistleblowing activity in violation of the Sarbanes Oxley Act (“SOX”). Although the Company vigorously defended this matter and believes it to be without merit, the lawsuit was dismissed with prejudice on December 4, 2024 as a result of the parties’ settlement. The Company has recorded the monetary settlement for this matter in the accompanying financial statements.

TWF Global Matter

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its Complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a Summons and Complaint for Interpleader against TWF and Z-One LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock are properly registered to TWF or Z-One LLC, as both of these entities have made conflicting demands for registration of the shares of common stock. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One and that the Company be released from all associated liability and claims. The Court denied the motion without prejudice and agreed to reconsider the motion without further briefing upon the filing of a supplemental party affidavit. On May 9, 2024, Z-One filed a motion for summary judgement seeking dismissal of the action, representing that Z-One and TWF have settled their dispute over the entitlement to the Company’s shares of common stock and there is no remaining dispute before the Court. On May 21, 2024, the Company filed a supplemental affidavit in support of its motion for entry of default. On November 14, 2024, the Court held a hearing on the parties’ motions, at which the Court found that the motion for entry of default was mooted by the settlement agreement between Z-One and TWF. The Court ordered that the case be dismissed. On February 17, 2025, Z-One, LLC filed a Summons with Notice in the Supreme Court of the State of New York, County of New York. Z-One alleges that it was assigned TWF’s rights under the Notes and seeks enforcement and damages. The Company intends to demand a complaint, and seek dismissal of the case. The Company believes that the claims related to the Notes are without merit, and will continue to vigorously defend against these claims.

Handelman Matter

On May 13, 2022, the Company made an arbitration demand upon Michael Handelman, its former Chief Financial Officer, asserting that he breached his fiduciary duty by misappropriating Company funds and shares of common stock, among other things. The Company sought among other relief, monetary damages estimated at $470,000; the return of 13,902 shares of our common stock received without authorization; and an award of the Company’s attorneys’ fees and any forum and arbitration fees. In May 2024, the Arbitrator issued the final award in favor of the Company which awarded the Company its legal fees in the amount of $473,000 plus costs in the amount of $19,000 and the return of the disputed 13,902 shares of common stock, which were returned to the Company in June 2024. As of December 31, 2024, the Company has not recorded any amounts with regards to the monetary award of $473,000, due to the uncertainty of its collectability.

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

During the years ended December 31, 2024 and 2023, the Company recognized research and development expenses of $2,335,000 and $4,584,000, respectively and made cash payments amounting to $3,857,000 and $2,213,000, respectively to Cytovance. In addition, the Company issued 127,597 and 57,437 shares of common stock to Cytovance to settle accounts payable valued at approximately $810,000 and $1,120,000, respectively.

On June 30, 2024, Cytovance became a related party as their beneficial ownership exceeded 5% of the issued and outstanding shares of the Company’s common stock.

As of December 31, 2024 the Company’s commitments in relation to unbilled and unaccrued SOWs and any related Change Orders from Cytovance for services that have not yet been rendered as of December 31, 2024, amounted to approximately $1.1 million.

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

The Company recorded an expense classified as research and development of approximately $0 and $192,000, pursuant to the 2021 Scientific Research Agreement, for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 there were no outstanding commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2021 Scientific Research Agreement for services that have not yet been rendered as of December 31, 2024,.

2023 Sponsored Research Agreement

On May 20, 2024, the Company entered into a sponsored research agreement with the Regents of the University of Minnesota (the “2023 Sponsored Research Agreement”), effective July 1, 2023, and expiring on July 1, 2025. Payments totaling approximately $1.7 million are due over the life of the agreement. The purpose of the agreement is for the Regents of the University of Minnesota to continue work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and commercial GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans and investigation of effects of altering the route of administration; and (3) research and development of TriKE® platform. The major deliverables proposed are: (1) creation of IND enabling data for TriKE® constructs in support of the Company’s product development and commercial GMP manufacturing efforts outside of the University of Minnesota; (2) TriKE® platform drug delivery changes to allow transition from intravenous (IV) continuous infusion to alternative drug delivery administration (IV bolus, intraperitoneal [IP], subcutaneous [SQ]) and extended PK in humans and gain an increased understanding of changes in the patient’s native NK cell population as a result of alteration of TriKE® administration; and (3) research and development of TriKE® platform combination with other FDA approved (or soon to be approved) therapeutics and alterations to TriKE® platform through formation of immune complexes. Most studies will use TriKE® DNA/amino acid sequences created by the Company under existing licensing terms.

The Company recorded an expense classified as research and development of approximately $1,078,000 and $0, pursuant to the 2023 Sponsored Research Agreement, for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2023 Sponsored Research Agreement for services that have not yet been rendered as of December 31, 2024, amounted to approximately $647,000.

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

The Company recorded an expense classified as research and development of $145,000 and $0, pursuant to the 2016 Exclusive Patent License Agreement, for the years ended December 31, 2024 and 2023, respectively.

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

The Company did not incur any expenses pursuant to the 2021 Exclusive License Agreement, for years ended December 31, 2024 and 2023, respectively.

2024 GTB-3650 Clinical Trial Agreement

On November 18, 2024, the Registrant entered into an Investigator Initiated Clinical Trial Agreement (the “Agreement”) with the Regents of the University of Minnesota (the “University”), pursuant to which, the University shall sponsor an Investigational New Drug (“IND”) application for IND 165546 GTB-3650 (the “Research Program”) and shall serve as a sponsor investigator for a phase 1 clinical trial entitled, “GTB-3650 (CD16/IL-15/CD33) Tri-Specific Killer Engager (TriKE) for the Treatment of High Risk Myelodysplastic Syndromes (MDS), Refractory/Relapsed Acute Myeloid Leukemia (AML), and Minimal Residual Disease in AML,” designed by the University (the “Study”). The Research Program is being conducted for clinical research use. The budget for the Study, including without limitations, funding and resources, provides for up to approximately $2 million over the course of three years borne by the Company. The Study data will be owned by the University, however, the Company may use the Study data subject to any applicable signed informed consent documents and authorization forms, applicable law and terms of the Agreement. The University and the Company will each have the right to publish the Study results. The Agreement may be terminated by the Company or the University at any time upon thirty days’ written notice to the other party, by the University immediately for health, welfare and safety reasons, or by either party if the other party materially breaches the Agreement, provided that the breaching party fails to cure such breach within thirty days.

The Company recorded an expense classified as research and development of approximately $190,000 and $0, pursuant to the 2024 Clinical Trial Agreement, for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2024 Clinical Trial Agreement for services that have not yet been rendered as of December 31, 2024, amounted to approximately $1.8 million.

Contingency

On November 21, 2024, the Company received a letter from Nasdaq notifying the Company that its amount of stockholders’ equity has fallen below the $2,500,000 required minimum for continued listing set forth in Nasdaq Listing Rule 5550(b)(1).

Nasdaq’s Letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “GTBP” at this time. Pursuant to Nasdaq Listing Rules, the Company provided Nasdaq with a plan to achieve and sustain compliance on December 31, 2024. If Nasdaq accepts the Company’s plan to regain compliance, Nasdaq may grant an extension of up to 180 calendar days from the date of the Letter to evidence compliance. If Nasdaq does not accept the Company’s plan to regain compliance, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel. The Company intends to submit to Nasdaq, within the requisite time period, a plan to regain compliance with Listing Rule 5550(b)(1). There can be no assurance that Nasdaq will accept the Company’s plan, that the Company will be able to regain compliance with Listing Rule 5550(b)(1) or that the Company will be able meet the continued listing requirements during any compliance period that may be granted by Nasdaq.

In the future, if we fail to maintain such minimum requirements and a final determination is made by Nasdaq that our common stock must be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. In addition, if delisted, we would no longer be subject to Nasdaq rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on Nasdaq or another established securities market would have a material adverse effect on the value of your investment in us.

Note 9 – Segment Information

The Company operates and manages its business as one reportable and operating as a clinical stage biopharmaceutical company focused on the development and commercialization of novel immune-oncology products based on our proprietary Tri-specific Killer Engager (TriKE®), and Tetra-specific Killer Engager (Dual Targeting TriKE®) platforms. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year Ended December 31,
	2024	2023
Research and development	$5,798,000	$6,466,000
Salaries	1,095,000	1,153,000
Insurance	271,000	353,000
Stock-based compensation	230,000	2,200,000
Operating expenses	4,566,000	3,386,000
Other (income) expense	1,202,000	(5,979,000)
Net loss	$13,162,000	$7,579,000

Note 10 – Income Tax

The Company did not record any income tax provision for the years ended December 31, 2024 and 2023, respectively, due to the Company’s net losses. The Company files income tax returns in the United States (“Federal”) and California, Minnesota and Massachusetts (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception. At December 31, 2024, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $262 million. These carry forwards will begin to expire in the year ending December 31, 2030, subject to IRS limitations, including change in ownership. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company has determined that it was more likely than not that its deferred tax assets would not be realized at December 31, 2024 and 2023, respectively. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets are:

	December 31,
	2024	2023
Deferred tax assets:
Federal net operating loss carryforward	$73,403,000	$66,679,000
Stock based compensation and other items	3,054,000	3,216,000
Intellectual property	32,599,000	37,219,000
Section 14 research and development	3,128,000	2,578,000
Deferred tax assets before valuation	112,184,000	109,692,000
Valuation allowance	(112,184,000)	(109,692,000)
Net deferred income tax assets	$—	$—

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows for the year ended:

	December 31,
	2024	2023
Federal statutory income tax rate	21%	21%
State tax, net of federal benefit	8%	8%
Change in valuation allowance on net operating loss carryforwards	(29)%	(29)%
Effective income tax rate	0%	0%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal accounting officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”),“2013 Internal Control– Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Controls Over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal year have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, position and date of appointment of each of our directors and executive officers as of February 19, 2025.

Name	Age	Position	Date of Appointment
Michael Breen	62	Executive Chairman of the Board and Interim Chief Executive Officer	January 13, 2021
Alan Urban	56	Chief Financial Officer & Secretary	June 3, 2024
Bruce Wendel(1) (4)	71	Vice Chairman of the Board	November 11, 2020
Rajesh Shrotriya, M.D.(2) (4)	80	Director	January 13, 2021
Charles J. Casamento.(3) (4)	79	Director	May 1, 2023

(1)	Chairman of the Compensation Committee.
(2)	Chairman of the Nominating and Corporate Governance Committee.
(3)	Chairman of the Audit Committee.
(4)	Member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Michael Breen – Executive Chairman of the Board and Interim Chief Executive Officer

Mr. Breen was appointed to our Board of Directors on January 13, 2021, was appointed Executive Chairman of the Board on November 8, 2021 and was appointed as our Interim Chief Executive Officer on March 2, 2022. Prior to joining our company, Mr. Breen served as a senior partner in the global law firm of Clyde & Co., specializing in all aspects of corporate law, including mergers and acquisitions and fund management regulatory issues, which included advising clients in the biotechnology and health sciences sectors. Prior to joining Clyde & Co., Mr. Breen served as a senior partner and managing partner in the London law firm of Edward Lewis. Prior to his time at Edward Lewis, he was also a partner at Robert Gore & Company. Between 2002 and 2005, Mr. Breen was managing director and a shareholder of the Sports and Entertainment Division of Insinger de Beaufort Bank, a Dutch private banking, asset management and trust group listed on the Luxembourg stock exchange. From 2001 to 2007 Mr. Breen also served as a non-executive director and co-owner of Damon Hill Holdings Limited, a multi franchise motor dealer group. Mr. Breen also serves as a director of a Cayman Islands fund, Bristol Investment Fund, Limited. Mr. Breen is also a non-executive director and co-owner of Colorsport Images Limited, a sports photographic agency and library. Mr. Breen is a U.K. qualified solicitor/attorney who holds an Honors LL.B. degree in law from the University College of Wales, Aberystwyth and qualified as a solicitor of the Supreme Court of Judicature of England and Wales in 1988. Mr. Breen is a former member of the International Bar Association, British Association for Sport and the Law, Law Society of England and Wales, and Holborn Law Society.

Alan Urban – Chief Financial Officer

Mr. Urban has previously served as a member of the Board of Directors of the Company from June 2022 to May 2023; as Chief Financial Officer for SRAX, Inc. (OTC: SRAX), a financial technology company, from March 2023 to July 2023; as Chief Financial Officer for Creek Road Miners, Inc. (formerly OTC: CRKR), a cryptocurrency mining company, from November 2021 to March 2023; and as Chief Financial Officer and Secretary for Research Solutions, Inc. (NASDAQ: RSSS), a SaaS and content provider in the scientific, technical and medical information space, from October 2011 to October 2021. Earlier in his career, Mr. Urban served as Chief Financial Officer and Senior Vice President of Finance and Accounting for ReachLocal, Inc. (NASDAQ: RLOC), an internet marketing company; and as Vice President of Finance and Treasurer for Infotrieve, Inc., a content provider in the scientific, technical and medical information space. He has been a Certified Public Accountant (currently inactive) since 1998. Mr. Urban received a B.S. in Business, with a concentration in Accounting Theory and Practice, from California State University, Northridge.

Bruce Wendel – Vice Chairman of the Board

Mr. Wendel was appointed to our Board of Directors on November 11, 2020. From April 2018 to May 2019, Mr. Wendel served as the Chief Business Development Officer for Prometic Biotherapeutics, Inc., a pharmaceutical development company. Mr. Wendel also served as Chief Strategic Officer of Hepalink USA, the U.S. subsidiary of Shenzhen Hepalink Pharmaceutical Company from February 2012 to July 2022, and Chief Executive Officer of Scientific Protein Laboratories, LLC from December 2014 to June 2015. He also served as a director of ProMetic Life Sciences Inc. and Vice Chairman and Chief Executive Officer at Abraxis BioScience, LLC, where he oversaw the development and commercialization of Abraxane® and led the negotiations that culminated in the acquisition of the company by Celgene Corporation in 2010. He began his 14 years at Bristol-Myers Squibb as in-house counsel before shifting to global business and corporate development where he served in roles of increasing responsibility. Subsequently, he was VP of Business Development at IVAX Corporation, and at American Pharmaceutical Partners, Inc. Mr. Wendel earned a juris doctorate degree from Georgetown University Law School, and a B.S. from Cornell University.

Rajesh Shrotriya, M.D. - Director

Dr. Shrotriya was appointed to our Board of Directors on January 13, 2021. Prior to joining our company, Dr. Shrotriya served as Chairman of the Board and Chief Executive Officer of Spectrum Pharmaceuticals, Inc. from August 2002 and a director since June 2001. From September 2000 to April 2014, Dr. Shrotriya also served as President of Spectrum Pharmaceuticals, Inc. and from September 2000 to August 2002, Dr. Shrotriya also served as Chief Operating Officer of Spectrum. Prior to joining Spectrum, Dr. Shrotriya held the position of Executive Vice President and Chief Scientific Officer from November 1996 until August 2000, and as Senior Vice President and Special Assistant to the President from November 1996 until May 1997, for SuperGen, Inc., a publicly-held pharmaceutical company focused on drugs for life-threatening diseases, particularly cancer. From August 1994 to October 1996, Dr. Shrotriya held the positions of Vice President, Medical Affairs and Vice President, Chief Medical Officer of MGI Pharma, Inc., an oncology-focused biopharmaceutical company. Dr. Shrotriya spent 18 years at Bristol-Myers Squibb Company, an NYSE-listed pharmaceutical company, in a variety of positions, most recently as Executive Director, Worldwide CNS Clinical Research. Previously, Dr. Shrotriya held various positions at Hoechst Pharmaceuticals, most recently as Medical Advisor. Dr. Shrotriya was an attending physician and held a courtesy appointment at St. Joseph Hospital in Stamford, Connecticut. In addition, he received a certificate for Advanced Biomedical Research Management from Harvard University. Dr. Shrotriya received an M.D. from Grant Medical College, Bombay, India, in 1974; a D.T.C.D. (Post Graduate Diploma in Chest Diseases) from Delhi University, V.P. Chest Institute, Delhi, India, in 1971; an M.B.B.S. (Bachelor of Medicine and Bachelor of Surgery — equivalent to an M.D. in the U.S.) from the Armed Forces Medical College, Poona, India, in 1967; and a B.S. in Chemistry from Agra University, Aligarh, India, in 1962. Currently, Dr. Shrotriya is on the Board of Trustees at the UNLV Foundation. Dr. Shrotriya is also a member of the Executive Committee, Audit Committee, and Development Committee of the University, and has been called to serve on the Recruitment Committee for the Dean of the Medical School.

Charles J. Casamento - Director

Mr. Casamento was appointed to our Board of Directors on May 1, 2023. Mr. Casamento is currently executive director and principal of The Sage Group, a healthcare advisory group specializing in mergers, acquisitions, and partnerships between biotechnology companies and pharmaceutical companies, since 2007. He was the president and CEO of Osteologix, Inc., a public biopharmaceutical company developing products for treating osteoporosis, from 2004 through 2007. Mr. Casamento was founder of, and from 1999 through 2004, served as chairman of the board, president and CEO, of Questcor Pharmaceuticals, Inc. which was subsequently acquired by Mallinckrodt Pharmaceuticals. Mr. Casamento formerly served as RiboGene, Inc.’s president, CEO and chairman of the board from 1993 through 1999 until it merged with Cypros Pharmaceutical Corp to form Questcor Pharmaceuticals, Inc. He was co-founder, president and CEO of Interneuron Pharmaceuticals, Inc. (Indevus), a biopharmaceutical company, from 1989 until 1993. Indevus was eventually acquired by Endo Pharmaceuticals. Mr. Casamento has also held senior management positions at Genzyme Corporation, where he was senior vice president, pharmaceuticals and biochemicals; American Hospital Supply, where he was vice president of business development and strategic planning for the Critical Care Division; Johnson & Johnson, Hoffmann-LaRoche, Inc. and Sandoz Inc. (now Novartis). Mr. Casamento also serves on the board of directors of the following Nasdaq listed companies: Eton Pharmaceuticals, Inc., PaxMedica, Inc. and Relmada Therapeutics, Inc. During his career he has served on the boards of fourteen Biotech/Pharma companies and has also been a director and vice chairman of The Catholic Medical Missions Board, a large not-for-profit organization providing health care services to third world countries. He has served as a guest lecturer at Fordham University and is on the Science Council of Fordham University. He holds a bachelor’s degree in Pharmacy from Fordham University and an MBA from Iona University and was originally licensed to practice pharmacy in the states of New York and New Jersey.

Term of Office

Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer is elected by our board of directors and serves at its discretion.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed to report transactions occurring during the fiscal year ended December 31, 2024 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee currently consists of Mr. Casamento (Chairman), Dr. Shrotriya and Mr. Wendel. Our Board of Directors has determined that all current and prospective members of our Audit Committee are independent under the Nasdaq listing rules and Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has determined that Mr. Casamento is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, and that each member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. Accordingly, our Board of Directors believes that each member of our Audit Committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations on our Audit Committee.

Code of Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at www.gtbiopharma.com. If we make any substantive amendments to, or grant any waivers from, the code of conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table summarizes all compensation for the last two fiscal years awarded to, earned by, or paid to our Chief Executive Officer (principal executive officer) and our two most highly compensated executive officers other than our CEO who were either serving as executive officers at the end of our last completed fiscal year or for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)		Option Awards (2) ($)		All Other Compensation ($)		Total ($)
Michael Breen	2024	556,200	417,150	–		–		213,622	(3)	1,186,972
Chairman, Interim Chief Executive Officer, and President	2023	556,200	312,863	57,600	(6)	425,000	(7)	174,171	(3)	1,525,834

Alan Urban	2024	218,750	87,500	–		40,681	(8)	30,851	(4)	377,782
Chief Financial Officer	2023	–	–	–		–		–		–

Manu Ohri	2024	203,540	–	–		–		104,264	(5)	307,804
Former Chief Financial Officer	2023	432,000	172,800	57,600	(9)	425,000	(10)	42,271	(5)	1,129,671

(1)	The amounts in this column represent the aggregate grant date fair value of restricted stock awards, determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. We determine the grant date fair value of the awards by multiplying the number of units granted by the closing market price of one share of our common stock on the award grant date. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting or the sale of the common stock awards.

(2)	This column represents option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 1 of our financial statements in the Annual Report. These amounts do not correspond to the actual value that will be recognized by the named executives from these awards.

(3)	Other compensation for 2024 includes $131,374 in paid time off payout, $60,000 in medical insurance, life insurance and long-term disability insurance premiums, and $22,248 in employer pension contributions. Other compensation for 2023 includes $128,833 in medical insurance, life insurance and long-term disability insurance premiums, and $45,338 in employer pension contributions.

(4)	Other compensation for 2024 includes $22,453 in medical insurance premiums, and $8,398 employer 401(k) contributions.

(5)	Other compensation for 2024 includes $78,300 in paid time off payout, and $25,964 in medical insurance premiums, life insurance and long-term disability insurance premiums, and medical expense reimbursements. Other compensation for 2023 includes $42,271 in medical insurance, life insurance and long-term disability insurance premiums, medical expense reimbursements and employer 401(k) contributions.

(6)	Represents the aggregate grant date fair value 6,666 shares of our common stock issued on August 11, 2023 at a closing market price of $8.70 per share as compensation for service as our Interim Chief Executive Officer.

(7)	Represents the aggregate grant date fair value of options to purchase 16,666 shares of common stock issued on January 27, 2023, with 1/12th of the shares vesting on the monthly anniversary of January 1, 2023 as compensation for service on our Board of Directors.

(8)	Represents the aggregate grant date fair value of options to purchase 23,335 shares of common stock issued on October 17, 2024, with 1/36th of the shares vesting on the monthly anniversary of June 3, 2024 until fully vested, subject to acceleration

(9)	Represents the aggregate grant date fair value 6,666 shares of our common stock issued on August 11, 2023 at a closing market price of $8.70 per share.

(10)	Represents the aggregate grant date fair value of options to purchase 16,666 shares of common stock issued on January 27, 2023, with 1/12th of the shares vesting on the monthly anniversary of January 1, 2023

Employment Agreements

The Company is party to employment agreements with both Michael Breen and Alan Urban, each of which are described below. The Company does not currently have employment agreements with any of its other officers and directors.

Michael Breen, Chairman, Interim Chief Executive Officer, and President

On December 31, 2021, the Company entered into a one-year, annually renewable executive services agreement with Mr. Breen, effective November 8, 2021, and amended on June 17, 2022 and February 20, 2023. Under the terms of the amended executive services agreement, Mr. Breen will receive an annual base salary of $556,200, reimbursement for executive life insurance premiums, a pension contribution equal to 4% of Mr. Breen’s gross annual salary, and right to receive any benefit and participate in any benefit plan generally available to the most senior level of employees of the Company. Mr. Breen is eligible to participate in our performance bonus plan or as otherwise determined by our Compensation Committee, with a target annual bonus of 75% of his annual base salary with a minimum guaranteed performance bonus of 25% of base salary.

Upon the termination of Mr. Breen’s services for any reason, Mr. Breen will receive his accrued but unpaid salary and vacation pay through the date of termination and any other benefits accrued to him under any benefit plans outstanding at such time, and the reimbursement of documented, unreimbursed expenses incurred prior to such date. Upon our termination of Mr. Breen’s services without cause (as defined in the his services agreement) or upon Mr. Breen’s termination of his employment for good reason (as defined in his services agreement) prior to the end of the term of his services agreement, Mr. Breen shall also receive (i) a lump sum payment equal to the greater of the amount of his annual base salary (at the then-current rate) that he would have earned through the end of the term of the agreement, and 50% of his annual base salary, plus (ii) a lump sum payment equal to the greater of the bonus paid or payable to Mr. Breen for the immediately preceding year, and the target bonus under our performance bonus plan, if any, in effect during the immediately preceding year, plus (iii) monthly reimbursement for the cost of medical, life and disability insurance coverage at a level equivalent to that provided by our company for a period of the earlier of (a) one year and (b) the time Mr. Breen begins alternative services wherein said insurance coverage is available and offered to Mr. Breen. Mr. Breen will also be designated for election to our Board of Directors during the term of his services agreement.

Alan Urban, Chief Financial Officer

On June 7, 2024, the Company entered into an Employment Agreement with Mr. Urban (the “Employment Agreement”). The Employment Agreement is effective from June 3, 2024 (the “Effective Date”) and shall continue for a period of one year. The Employment Agreement shall automatically renew for successive one-year periods unless and until either party provides sixty (60) days’ advance written notice prior to applicable renewal term. Pursuant to the Employment Agreement, Mr. Urban will receive an annual base salary of $375,000 and is eligible to earn an annual discretionary bonus of up to 40% of his annual base salary each calendar year during the term, subject to the achievement of applicable Company and individual performance goals, as determined in the Company’s sole discretion. Mr. Urban is eligible to receive a stock award of the Registrant’s Common Stock following the three months after the Effective Date. The Employment Agreement further provides that Mr. Urban will be eligible to receive any benefit and participate in any benefit plan generally available to employees of the Company.

The Company may terminate the Employment Agreement without Cause (as such term is defined in the Employment Agreement) at any time and Mr. Urban may terminate his employment for Good Reason (as such term is defined in the Employment Agreement) at any time. Upon a termination of Mr. Urban’s employment by the Company without Cause or by Mr. Urban for Good Reason, Mr. Urban will be entitled to receive (i) for a termination or resignation that occurs during the first six months following the Effective Date, a cash severance equal to two (2) months of Mr. Urban’s then current Annual Base Salary (as such term is defined in the Employment Agreement) or (ii) for a termination or resignation that occurs any time thereafter, a cash severance equal to five (5) months of Mr. Urban’s then current Annual Base Salary, in either case less deductions and withholding required by law, payable in a lump sum within seventy (70) days of the termination of employment (or such shorter period as may allow the severance payment to be exempt from Code Section 409A). Upon a termination of Mr. Urban’s employment by the Company for Cause or by Mr. Urban without Good Reason, Mr. Urban will be entitled to the Accrued Amounts (as such term is defined in the Employment Agreement). The Employment Agreement also contains certain non-disclosure covenants that apply during his employment and thereafter.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding unexercised stock options for each named executive officer as of December 31, 2024.

Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date
Michael Breen	1,666	(1)	—		74.40	7/14/2032
	16,666	(1)	—		25.50	1/27/2033
Alan Urban	4,537	(2)	18,798	(2)	2.11	10/17/2034

(1)	Consists of options granted to Mr. Breen as compensation for service on our Board of Directors.

(2)	Consists of options granted to Mr. Urban that vest as follows: 1/36th of the shares vest on the monthly anniversary of June 3, 2024 until fully vested, subject to acceleration.

Compensation of Directors

The following table presents information regarding compensation awarded or paid to our non-employee directors for our fiscal year ended December 31, 2024 for the services rendered by them to the Company in all capacities.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Rajesh Shrotriya, M.D.	81,000	—	—	81,000
Bruce Wendel	81,000	—	—	81,000
Charles J. Casamento	65,000	—	—	65,000

During fiscal 2024, our non-employee directors received annual cash compensation in the amount of $50,000 for service on our Board of Directors, and annual compensation of $5,000 per committee for service on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Non-employee members of the Special Committee of our Board of Directors also received a monthly fee of $8,000 for service on the Special committee for the months of January and February 2024.

Indemnification of Directors and Executive Officers and Limitation of Liability

We have entered into indemnification agreements with each of our current directors and certain key employees. The indemnification agreements, our restated certificate of incorporation and Amended Restated Bylaws require us to indemnify our current and former directors and officers to the fullest extent permitted by Delaware law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of February 19, 2025, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of our common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of February 19, 2025. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is 315 Montgomery Street, 10th Floor, San Francisco, California 94104. Applicable percentage ownership in the following table is based on 2,234,328 shares of common stock outstanding as of February 19, 2025 plus, for each person, any securities that person has the right to acquire within 60 days of February 19, 2025.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Five Percent or Greater Stockholders:
Cytovance Biologics, Inc. (1)	219,457	9.8%
Robert A. Marzilli (2)	200,000	9.0%
Bristol Investment Fund, Ltd. (3)	190,000	7.8%
Executive Officers and Directors:
Michael Breen (4)	46,872	2.1%
Alan Urban (5)	4,537	0.2%
Bruce Wendel (6)	31,753	1.4%
Rajesh Shrotriya, M.D. (7)	32,047	1.4%
Charles J. Casamento (8)	16,666	0.7%
Directors and officers as a group (5 persons) (9)	131,875	5.7%

(1)	The address for Cytovance Biologics, Inc. is 800 Research Parkway, Suite 200 Oklahoma City, OK 73104.
(2)	The address for Robert A. Marzilli is 457 Sunset Beach Rd., Richmond Hill, Ontario, L4E 3J3, Canada. This information is based on information known to the company through a non-objecting beneficial ownership report (the “NOBO Report”) as of December 31, 2024. Mr. Marzilli has not provided or verified the information appearing on the NOBO Report, and so this information may not be accurate for a number of reasons, including, but not limited to, if Mr. Marzilli has divested such ownership through private contractual or other means not reflected in the NOBO Report, or is the beneficial owner of other shares not disclosed in the NOBO Report.
(3)	The address for Bristol Investment Fund, Ltd. is Citco Trustees (Cayman) Limited, 89 Nexus Way, Camana Bay, PO Box 311063, Grand Cayman KY1-1205, Cayman Islands. Includes shares underlying warrants to purchase 190,000 shares of common stock at $4.35 per share.
(4)	Includes shares underlying options to purchase 1,666 shares of common stock at $74.40 per share, and 16,666 shares of common stock at $25.50 per share.
(5)	Includes shares underlying options to purchase 4,537 shares of common stock at $2.11 per share.
(6)	Consists of shares underlying options to purchase 3,332 shares of common stock at $74.40 per share, and 16,666 shares of common stock at $25.50 per share.
(7)	Consists of shares underlying options to purchase 15,381 shares of common stock at $74.40 per share, and 16,666 shares of common stock at $25.50 per share.
(8)	Includes shares underlying options to purchase 16,666 shares of common stock at $10.50 per share.
(9)	Includes shares underlying options to purchase 91,580 shares of common stock.

Equity Compensation Plan Information

In 2014 we established the 2014 Stock Incentive Plan (the “2014 Plan”) and in April 2022 we established the 2022 Omnibus Incentive Plan, collectively (the “Plans”). The Plans were approved by our Board of Directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2022 Plan is 166,667. Following adoption of the 2022 Plan by our stockholders we only grant incentive awards under the 2022 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2022 Plan may again become available for grant under the 2022 Plan. As of December 31, 2024, there were no shares available for grant under the 2014 Plan. All outstanding incentive stock award grants prior to the adoption of the 2022 Plan were made under the 2014 Plan, and all incentive stock award grants after the adoption of the 2022 Plan have been and will be made under the 2022 Plan. The following table provides information as of December 31, 2024 with respect to the Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2014 Plan)	—		—
Equity compensation plans approved by stockholders (2022 Plan)	150,535	$32.69	16,132
Total	150,535		16,132

(1)	The weighted average exercise price excludes restricted stock awards, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Officers, Directors and greater than 5% stockholders

Other than listed below, since January 1, 2023, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

●	in which any director, executive officer, stockholder who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Cytovance

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

During the years December 31, 2024 and 2023, the Company recognized research and development expenses of $2,335,000 and $4,584,000, respectively and made cash payments amounting to $3,857,000 and $2,213,000, respectively to Cytovance. In addition, the Company issued 127,597 and 57,437 shares of common stock to Cytovance to settle accounts payable valued at approximately $810,000 and $1,120,000, respectively. As of December 31, 2024 the Company’s commitments in relation to unbilled and unaccrued SOWs and any related Change Orders from Cytovance for services that have not yet been rendered as of December 31, 2024, amounted to approximately $1.1 million. As of December 31, 2024 and 2023, accounts payable to Cytovance amounted to $1,183,000 and $3,515,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent registered public accounting firm is Weinberg & Company, P.A. 1925 Century Park E., Suite1120, Los Angeles, CA 90067. PCAOB Auditor ID: 572. The following table presents the aggregate fees for professional audit services and other services rendered in the fiscal years ended December 31, 2024 and 2023.

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg in the fiscal years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$199,925	$185,828
Audit Related Fees	—	—
Tax Fees	28,489	39,907
All Other Fees	—	—
Total	$228,414	$225,735

Audit Fees consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit Fees.”

Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees consists of amounts billed for services other than those noted above.

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2024 and 2023, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the audit committee of our board of directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The financial statements of GT Biopharma, Inc. and the independent registered public accounting firm’s report dated February 21, 2025, are incorporated by reference to Item 8 of this report.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/2002	3.A
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011	10-K	03/31/2011	3.2
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017	8-K/A	03/15/2018	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021	8-K	02/11/2021	3.1
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective June 13, 2022	10-K	03/30/2023	3.5
3.6	Amended and Restated Bylaws of GT Biopharma, Inc., effective November 3, 2022	8-K	11/09/2022	3.1
3.7	Certificate of Amendment of Restated Certificate of Incorporation of GT Biopharma, Inc., effective February 1, 2024	8-K	02/01/2024	3.1
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	8-K	04/04/2019	3.1
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	10-K	04/16/2021	4.2
4.3	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended	10-K	03/30/2023	4.3
4.4	Form of Common Warrant	8-K	5/23/2024	4.1
10.1	Exclusive License Agreement, dated July 18, 2016, between the Regents of the University of Minnesota and Oxis Biotech, Inc.	10-Q	08/11/2017	10.3
10.2	License Agreement, dated September 3, 2015, among Daniel A. Vallera, Jeffrey Lion and Oxis Biotech, Inc.	10-Q	08/11/2017	10.4
10.3	Clinical Trial Agreement, dated September 2019, between the Regents of the University of Minnesota and GT Biopharma, Inc.	10-Q	5/15/2020	10.7
10.4	Note Conversion Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/2017	10.5
10.5	Amendment Agreement related to Note Conversion Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/2017	10.8
10.6	Warrant Exercise Agreement, dated August 29, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/2017	10.6
10.7	Amendment Agreement related to Warrant Exercise Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/2017	10.9

10.8	Preferred Stock Exchange Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/2017	10.7
10.9	Amendment Agreement related to Preferred Stock Exchange Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/2017	10.10
10.10	Securities Purchase Agreement, dated January 9, 2017, among OXIS International, Inc. and the purchasers named therein	8-K	01/13/2017	10.1
10.11	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/2017	10.2
10.12	Form of Common Stock Purchase Warrant (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/2017	10.3
10.13	Securities Purchase Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	01/23/2018	10.1
10.14	Registration Rights Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	01/23/2018	10.2
10.15	Form of Senior Convertible Note (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	01/23/2018	10.3
10.16	Form of Warrant to Purchase Common Stock (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	01/23/2018	10.4
10.17	Securities Purchase Agreement, dated August 2, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/03/2018	10.1
10.18	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated August 2, 2018)	8-K	08/03/2018	4.1
10.19	Stock Pledge Agreement, dated August 2, 2018, by the Pledgors named therein for the benefit of Grushko & Mittman, P.C.	10-Q	08/14/2018	10.10
10.20	Security Purchase Agreement, dated September 7, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/07/2018	10.1
10.21	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 7, 2018)	8-K	09/07/2018	4.1
10.22	Security Purchase Agreement, dated September 24, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/28/2018	10.1
10.23	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 24, 2018)	8-K	09/28/2018	4.1
10.24	Securities Purchase Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/2019	10.1
10.25	Registration Rights Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/2019	10.3
10.26	Form of Secured Convertible Note (related to Securities Purchase Agreement, dated February 4, 2019)	8-K	02/06/2019	4.1
10.27	Security Agreement, dated February 4, 2019, among GT Biopharma, Inc. and Alpha Capital Anstalt, as collateral agent	8-K	02/06/2019	10.2
10.28	Securities Purchase Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/2019	10.1
10.29	Registration Rights Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/2019	10.2
10.30	Form of Convertible Note (related to Securities Purchase Agreement, dated May 22, 2019)	8-K	05/24/2019	4.1
10.31	Securities Purchase Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/20/2019	10.1
10.32	Registration Rights Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/20/2019	10.2
10.33	Form of Convertible Note (related to Securities Purchase Agreement, dated August 20, 2019)	8-K	08/20/2019	4.1
10.34	Securities Purchase Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/2020	10.1
10.35	Registration Rights Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/2020	10.2
10.36	Form of Convertible Note (related to Securities Purchase Agreement, dated January 30, 2020)	10-Q	05/15/2020	10.3

10.37	Form Securities Purchase Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/2020	10.4
10.38	Form of Registration Rights Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/2020	10.5
10.39	Form of Convertible Note (related to Securities Purchase Agreement executed in April/May 2020)	10-Q	05/15/2020	10.6
10.40	Securities Purchase Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/2020	10.1
10.41	Registration Rights Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/2020	10.3
10.42	Form of Convertible Note (related to Securities Purchase Agreement, dated July 7, 2020)	8-K	07/09/2020	4.1
10.43	Form of Standstill and Forbearance Agreement, dated June 23, 2020, between the Company and certain holders of convertible notes and debentures	8-K	06/23/2020	10.1
10.44	Settlement Agreement, dated June 19, 2020, among GT Biopharma, Inc., Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, Anthony Cataldo and Paul Kessler.	8-K	06/19/2020	10.1
10.45	Form of Convertible Note, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/2020	10.1
10.46	Form of Pre-Funded Warrant to Purchase Common Stock, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/2020	10.1
10.47	Consultant Agreement, dated February 14, 2018, among GT Biopharma, Inc., Georgetown Translational Pharmaceuticals, Inc. and Anthony J. Cataldo	8-K	2/21/2018	10.3
10.48	Employment agreement with Anthony Cataldo++	10-Q	8/14/2020	10.11
10.49	Form of Convertible Note (related to Securities Purchase Agreement, dated September 16, 2020)	8-K	9/22/2020	4.1
10.50	Securities Purchase Agreement, dated September 16, 2020, among GT Biopharma, Inc. and the purchasers named therein	8-K	9/22/2020	10.1
10.51	Master Services Agreement, dated October 5, 2020, between GT Biopharma, Inc. and Cytovance Biologics, Inc.	8-K	10/6/2020	10.1
10.52	Form of First Amendment and Extension of Standstill and Forbearance Agreement	8-K	11/4/2020	10.1
10.53	Form of Secured Convertible Note	8-K	11/9/2020	4.1
10.54	Securities Purchase Agreement	8-K	11/9/2020	10.1
10.55	Settlement Agreement, dated as of November 9, 2020, by and among Adam Kasower, East Ventures, Inc., A British Virgin Islands company, SV Booth Investments III, LLC, a Delaware limited liability company and Theorem Group, LLC, a California LLC and GT Biopharma Inc., a Delaware corporation.	10-Q	11/13/2020	10.19
10.56	Form of Settlement Note, dated November 9, 2020.	10-Q	11/13/2020	10.20
10.57	Board Service Agreement with Bruce Wendel, dated November 11, 2020++	10-Q	11/13/2020	10.22
10.58	Board Service Agreement with Greg Berk, dated November 11, 2020++	10-Q	11/13/2020	10.23
10.59	Consultant Agreement with Michael Handelman, dated November 13, 2020++	10-Q	11/13/2020	10.24
10.60	Form of Amendment to Convertible Note & Standstill Agreement	8-K	12/23/2020	10.1
10.61	Settlement Agreement, dated as of December 22, 2020, by and among Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, Anthony Cataldo, Paul Kessler and GT Biopharma Inc., a Delaware corporation.	8-K	12/28/2020	10.1
10.62	Settlement Note, dated December 22, 2020, by GT Biopharma Inc. payable to Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	8-K	12/28/2020	10.2
10.63	Form of Second Amendment and Extension of Standstill and Forbearance Agreement.	8-K	02/1/2020	10.1
10.64	Form of Amendment to Convertible Note, dated January 31, 2021	8-K	02/1/2020	10.2
10.65	Board Service Agreement with Rajesh Shrotriya, dated January 12, 2021.++	S-1/A	02/08/2021	10.69

10.66	Board Service Agreement with Michael Breen, dated January 12, 2021. ++	S-1/A	02/08/2021	10.70
10.67	Amendment to Settlement Note with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	S-1/A	02/08/2021	10.71
10.68	Form of Securities Purchase Agreement - December 2020 / January 2021 Notes	S-1/A	02/08/2021	10.72
10.69	Form of December 2020 / January 2021 Note	S-1/A	02/08/2021	10.73
10.70	Amended and Restated Employment Agreement with Anthony Cataldo, dated April 23, 2021.++	10-Q	5/17/2021	10.1
10.71	Amended and Restated Employment Agreement with Michael Handelman, dated April 23, 2021.++	10-Q	5/17/2021	10.2
10.72	Amended and Restated Employment Agreement with Dr. Gregory Berk, dated April 23, 2021.++	10-Q	5/17/2021	10.3
10.73	Exclusive License Agreement with Regents of the University of Minnesota, dated March 26, 2021.	10-K	03/28/2022	10.73
10.74	Research Agreement with Regents of the University of Minnesota, dated June 16, 2021.	10-K	03/28/2022	10.74
10.75	Employment Agreement with Michael Breen, entered into as of December 31, 2021 with an effective date of November 8, 2021. ++	10-K	03/28/2022	10.76
10.76	Amendment No. 1 to Employment Agreement with Michael Breen, dated as of June 17, 2022. ++	10-K	03/26/2024	10.77
10.77	Amendment No. 2 to Services Agreement with Michael Breen, dated as of February 20, 2023. ++	10-K	03/26/2024	10.78
10.78	Board Service Agreement with Michael Breen dated November 11, 2020++	10-Q	05/16/2022	10.1
10.79	Employment Agreement with Manu Ohri dated May 15, 2022++	10-Q	05/16/2022	10.2
10.80	Amendment No. 1 to Employment Agreement with Manu Ohri, dated as of February 17, 2023++	10-K	03/26/2024	10.81
10.81	Settlement and Investment Agreement dated August 24, 2022, by and between GT Biopharma, Inc. and Cytovance Biologics, Inc.**	10-Q	10/31/2022	10.1
10.82	Form of Securities Purchase Agreement, dated December 2022, by and between GT Biopharma, Inc. and the purchasers named therein.	8-K	01/03/2023	10.1
10.83	Form of Common Warrant	8-K	01/03/2023	4.1
10.84	Form of Pre-Funded Warrant	8-K	01/03/2023	4.2
10.85	Form of Placement Agent Warrant	8-K	01/03/2023	4.3
10.86	Amendment No. 1 to Settlement and Investment Agreement, dated as of April 15, 2024, by and between GT Biopharma, Inc. and Cytovance Biologics, Inc.	8-K	04/30/2024	10.1
10.87	Sponsored Research Agreement dated May 20, 2024 between GT Biopharma, Inc. and the Regents of the University of Minnesota.	10-Q	8/14/2024	10.3
10.88	Form of Securities Purchase Agreement, dated May 21, 2024	8-K	05/23/2024	10.1
10.89	Form of Placement Agency Agreement, dated May 21, 2024	8-K	05/23/2024	10.2
10.90	Employment Agreement between the company and Alan Urban, dated as of June 7, 2024.	8-K	06/07/2024	10.1
10.91	Investigator Initiated Clinical Trial Agreement, dated as of November 18, 2024, by and between GT Biopharma, Inc. and the Regents of the University of Minnesota.	8-K	11/21/2024	10.1
14.1	Code of Ethics	10-K	03/31/2015	14.1
23.1	Consent of Weinberg & Company, P.A.				X
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

GT Biopharma, Inc.

Dated: February 21, 2025	By:	/s/ Michael Breen
Michael Breen, Executive Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

GT Biopharma, Inc.

Dated: February 21, 2025	By:	/s/ Alan Urban
Alan Urban, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Breen and Alan Urban, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Breen	Executive Chairman of the Board and	February 21, 2025
Michael Breen	Interim Chief Executive Officer (Principal Executive Officer)

/s/ Alan Urban	Chief Financial Officer	February 21, 2025
Alan Urban	(Principal Financial and Accounting Officer)

/s/ Bruce Wendel	Vice Chairman of the Board	February 21, 2025
Bruce Wendel

/s/ Rajesh Shrotriya	Director	February 21, 2025
Rajesh Shrotriya, M.D.

/s/ Charles Casamento	Director	February 21, 2025
Charles Casamento

