Form 10-K/A
period 2024-12-31
GT Biopharma, Inc.
filed 2025-04-14
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

1 Effective as of July 1, 2024, the Company became a fully remote company. We do not maintain a principal executive office. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, any stockholder communication required to be sent to the Company’s principal executive offices may be directed to 505 Montgomery Street, 10th Floor, San Francisco, California 94111, or by email to auditcommittee@gtbiopharma.com.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed solely to revise the Exhibit Index, contained in Part IV, Item 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original 2024 10-K”) of GT Biopharma, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2025, to include the Company’s Compensation Recovery Policy as Exhibit 97.1.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated Exhibit 31 certifications are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15(a) of Part IV hereof. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, currently dated Exhibit 32 certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Amendment No. 1 speaks as of the filing date of the Original 2024 10-K, and does not reflect events that may have occurred subsequent to the filing date of the Original 2024 10-K. Except as described above, no other changes have been made to the Original 2024 10-K, and Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original 2024 10-K. Amendment No. 1 should be read in conjunction with the Original 2024 10-K and the Company’s other filings with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original 2024 10-K.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002	10-KSB	04/01/2002	3.A
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011	10-K	03/31/2011	3.2
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017	8-K/A	03/15/2018	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021	8-K	02/11/2021	3.1
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective June 13, 2022	10-K	03/30/2023	3.5
3.6	Amended and Restated Bylaws of GT Biopharma, Inc., effective November 3, 2022	8-K	11/09/2022	3.1
3.7	Certificate of Amendment of Restated Certificate of Incorporation of GT Biopharma, Inc., effective February 1, 2024	8-K	02/01/2024	3.1
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	8-K	04/04/2019	3.1
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc., dated April 3, 2019	10-K	04/16/2021	4.2

4.3	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended	10-K	03/30/2023	4.3
4.4	Form of Common Warrant	8-K	05/23/2024	4.1
10.1	Exclusive License Agreement, dated July 18, 2016, between the Regents of the University of Minnesota and Oxis Biotech, Inc.	10-Q	08/11/2017	10.3
10.2	License Agreement, dated September 3, 2015, among Daniel A. Vallera, Jeffrey Lion and Oxis Biotech, Inc.	10-Q	08/11/2017	10.4
10.3	Clinical Trial Agreement, dated September 2019, between the Regents of the University of Minnesota and GT Biopharma, Inc.	10-Q	5/15/2020	10.7
10.4	Note Conversion Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/2017	10.5
10.5	Amendment Agreement related to Note Conversion Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of the convertible notes and debentures named therein	10-Q	11/14/2017	10.8
10.6	Warrant Exercise Agreement, dated August 29, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/2017	10.6
10.7	Amendment Agreement related to Warrant Exercise Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the warrant holders named therein	10-Q	11/14/2017	10.9
10.8	Preferred Stock Exchange Agreement, dated as of August 29, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/2017	10.7
10.9	Amendment Agreement related to Preferred Stock Exchange Agreement, dated October 10, 2017, among GT Biopharma, Inc. and the holders of preferred stock named therein	10-Q	11/14/2017	10.10
10.10	Securities Purchase Agreement, dated January 9, 2017, among OXIS International, Inc. and the purchasers named therein	8-K	01/13/2017	10.1
10.11	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/2017	10.2
10.12	Form of Common Stock Purchase Warrant (related to Securities Purchase Agreement, dated January 9, 2017)	8-K	01/13/2017	10.3
10.13	Securities Purchase Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	01/23/2018	10.1
10.14	Registration Rights Agreement, dated January 22, 2018, among GT Biopharma, Inc. and the buyers named therein	8-K	01/23/2018	10.2
10.15	Form of Senior Convertible Note (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	01/23/2018	10.3
10.16	Form of Warrant to Purchase Common Stock (related to Securities Purchase Agreement, dated January 22, 2018)	8-K	01/23/2018	10.4
10.17	Securities Purchase Agreement, dated August 2, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/03/2018	10.1
10.18	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated August 2, 2018)	8-K	08/03/2018	4.1
10.19	Stock Pledge Agreement, dated August 2, 2018, by the Pledgors named therein for the benefit of Grushko & Mittman, P.C.	10-Q	08/14/2018	10.10
10.20	Security Purchase Agreement, dated September 7, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/07/2018	10.1
10.21	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 7, 2018)	8-K	09/07/2018	4.1
10.22	Security Purchase Agreement, dated September 24, 2018, among GT Biopharma, Inc. and the purchasers named therein	8-K	09/28/2018	10.1
10.23	Form of 10% Senior Convertible Debenture (related to Securities Purchase Agreement, dated September 24, 2018)	8-K	09/28/2018	4.1
10.24	Securities Purchase Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/2019	10.1
10.25	Registration Rights Agreement, dated February 4, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	02/06/2019	10.3
10.26	Form of Secured Convertible Note (related to Securities Purchase Agreement, dated February 4, 2019)	8-K	02/06/2019	4.1

10.27	Security Agreement, dated February 4, 2019, among GT Biopharma, Inc. and Alpha Capital Anstalt, as collateral agent	8-K	02/06/2019	10.2
10.28	Securities Purchase Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/2019	10.1
10.29	Registration Rights Agreement, dated May 22, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	05/24/2019	10.2
10.30	Form of Convertible Note (related to Securities Purchase Agreement, dated May 22, 2019)	8-K	05/24/2019	4.1
10.31	Securities Purchase Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/20/2019	10.1
10.32	Registration Rights Agreement, dated August 20, 2019, among GT Biopharma, Inc. and the purchasers named therein	8-K	08/20/2019	10.2
10.33	Form of Convertible Note (related to Securities Purchase Agreement, dated August 20, 2019)	8-K	08/20/2019	4.1
10.34	Securities Purchase Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/2020	10.1
10.35	Registration Rights Agreement, dated January 30, 2020, among GT Biopharma, Inc. and the purchaser named therein	10-Q	05/15/2020	10.2
10.36	Form of Convertible Note (related to Securities Purchase Agreement, dated January 30, 2020)	10-Q	05/15/2020	10.3
10.37	Form Securities Purchase Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/2020	10.4
10.38	Form of Registration Rights Agreement among GT Biopharma, Inc. and the purchaser named therein (executed in April/May 2020)	10-Q	05/15/2020	10.5
10.39	Form of Convertible Note (related to Securities Purchase Agreement executed in April/May 2020)	10-Q	05/15/2020	10.6
10.40	Securities Purchase Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/2020	10.1
10.41	Registration Rights Agreement, dated July 7, 2020, among GT Biopharma, Inc. and the purchaser named therein	8-K	07/09/2020	10.3
10.42	Form of Convertible Note (related to Securities Purchase Agreement, dated July 7, 2020)	8-K	07/09/2020	4.1
10.43	Form of Standstill and Forbearance Agreement, dated June 23, 2020, between the Company and certain holders of convertible notes and debentures	8-K	06/23/2020	10.1
10.44	Settlement Agreement, dated June 19, 2020, among GT Biopharma, Inc., Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, Anthony Cataldo and Paul Kessler.	8-K	06/19/2020	10.1
10.45	Form of Convertible Note, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/2020	10.2
10.46	Form of Pre-Funded Warrant to Purchase Common Stock, dated June 19, 2020 (related to Settlement Agreement, dated June 19, 2020)	8-K	06/19/2020	10.3
10.47	Consultant Agreement, dated February 14, 2018, among GT Biopharma, Inc., Georgetown Translational Pharmaceuticals, Inc. and Anthony J. Cataldo	8-K	2/21/2018	10.3
10.48	Employment agreement with Anthony Cataldo++	10-Q	8/14/2020	10.11
10.49	Form of Convertible Note (related to Securities Purchase Agreement, dated September 16, 2020)	8-K	9/22/2020	4.1
10.50	Securities Purchase Agreement, dated September 16, 2020, among GT Biopharma, Inc. and the purchasers named therein	8-K	9/22/2020	10.1
10.51	Master Services Agreement, dated October 5, 2020, between GT Biopharma, Inc. and Cytovance Biologics, Inc.	8-K	10/6/2020	10.1
10.52	Form of First Amendment and Extension of Standstill and Forbearance Agreement	8-K	11/4/2020	10.1
10.53	Form of Secured Convertible Note	8-K	11/9/2020	4.1
10.54	Securities Purchase Agreement	8-K	11/9/2020	10.1
10.55	Settlement Agreement, dated as of November 9, 2020, by and among Adam Kasower, East Ventures, Inc., A British Virgin Islands company, SV Booth Investments III, LLC, a Delaware limited liability company and Theorem Group, LLC, a California LLC and GT Biopharma Inc., a Delaware corporation.	10-Q	11/13/2020	10.19

10.56	Form of Settlement Note, dated November 9, 2020.	10-Q	11/13/2020	10.20
10.57	Board Service Agreement with Bruce Wendel, dated November 11, 2020++	10-Q	11/13/2020	10.22
10.58	Board Service Agreement with Greg Berk, dated November 11, 2020++	10-Q	11/13/2020	10.23
10.59	Consultant Agreement with Michael Handelman, dated November 13, 2020++	10-Q	11/13/2020	10.24
10.60	Form of Amendment to Convertible Note & Standstill Agreement	8-K	12/23/2020	10.1
10.61	Settlement Agreement, dated as of December 22, 2020, by and among Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, Anthony Cataldo, Paul Kessler and GT Biopharma Inc., a Delaware corporation.	8-K	12/28/2020	10.1
10.62	Settlement Note, dated December 22, 2020, by GT Biopharma Inc. payable to Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	8-K	12/28/2020	10.2
10.63	Form of Second Amendment and Extension of Standstill and Forbearance Agreement.	8-K	02/1/2020	10.1
10.64	Form of Amendment to Convertible Note, dated January 31, 2021	8-K	02/1/2020	10.2
10.65	Board Service Agreement with Rajesh Shrotriya, dated January 12, 2021.++	S-1/A	02/08/2021	10.69
10.66	Board Service Agreement with Michael Breen, dated January 12, 2021. ++	S-1/A	02/08/2021	10.70
10.67	Amendment to Settlement Note with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B.	S-1/A	02/08/2021	10.71
10.68	Form of Securities Purchase Agreement - December 2020 / January 2021 Notes	S-1/A	02/08/2021	10.72
10.69	Form of December 2020 / January 2021 Note	S-1/A	02/08/2021	10.73
10.70	Amended and Restated Employment Agreement with Anthony Cataldo, dated April 23, 2021.++	10-Q	5/17/2021	10.1
10.71	Amended and Restated Employment Agreement with Michael Handelman, dated April 23, 2021.++	10-Q	5/17/2021	10.2
10.72	Amended and Restated Employment Agreement with Dr. Gregory Berk, dated April 23, 2021.++	10-Q	5/17/2021	10.3
10.73	Exclusive License Agreement with Regents of the University of Minnesota, dated March 26, 2021.	10-K	03/28/2022	10.73
10.74	Research Agreement with Regents of the University of Minnesota, dated June 16, 2021.	10-K	03/28/2022	10.74
10.75	Employment Agreement with Michael Breen, entered into as of December 31, 2021 with an effective date of November 8, 2021. ++	10-K	03/28/2022	10.76
10.76	Amendment No. 1 to Employment Agreement with Michael Breen, dated as of June 17, 2022. ++	10-K	3/26/2024	10.77
10.77	Amendment No. 2 to Services Agreement with Michael Breen, dated as of February 20, 2023. ++	10-K	3/26/2024	10.78
10.78	Board Service Agreement with Michael Breen dated November 11, 2020++	10-Q	05/16/2022	10.1
10.79	Employment Agreement with Manu Ohri dated May 15, 2022++	10-Q	05/16/2022	10.2
10.80	Amendment No. 1 to Employment Agreement with Manu Ohri, dated as of February 17, 2023++	10-K	3/26/2024	10.81
10.81	Settlement and Investment Agreement dated August 24, 2022, by and between GT Biopharma, Inc. and Cytovance Biologics, Inc.**	10-Q	10/31/2022	10.1
10.82	Form of Securities Purchase Agreement, dated December 2022, by and between GT Biopharma, Inc. and the purchasers named therein.	8-K	01/03/2023	10.1
10.83	Form of Common Warrant	8-K	01/03/2023	4.1
10.84	Form of Pre-Funded Warrant	8-K	01/03/2023	4.2
10.85	Form of Placement Agent Warrant	8-K	01/03/2023	4.3
10.86	Amendment No. 1 to Settlement and Investment Agreement, dated as of April 15, 2024, by and between GT Biopharma, Inc. and Cytovance Biologics, Inc.	8-K	04/30/2024	10.1
10.87	Sponsored Research Agreement dated May 20, 2024 between GT Biopharma, Inc. and the Regents of the University of Minnesota. #
10.88	Form of Securities Purchase Agreement, dated May 21, 2024	8-K	05/23/2024	10.1
10.89	Form of Placement Agency Agreement, dated May 21, 2024	8-K	05/23/2024	10.2

10.90	Employment Agreement between the company and Alan Urban, dated as of June 7, 2024.	8-K	06/07/2024	10.1
10.91	Investigator Initiated Clinical Trial Agreement, dated as of November 18, 2024, by and between GT Biopharma, Inc. and the Regents of the University of Minnesota.	8-K	11/21/2024	10.1
14.1	Code of Ethics	10-K	03/31/2015	14.1
23.1	Consent of Weinberg & Company, P.A. #
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * #
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * #
97.1	Compensation Recovery Policy of GT Biopharma, Inc., dated November 3, 2023. ++				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

# Previously provided with Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Biopharma, Inc.

Dated: April 14, 2025	By:	/s/ Michael Breen
Michael Breen, Executive Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

GT Biopharma, Inc.

Dated: April 14, 2025	By:	/s/ Alan Urban
Alan Urban, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Breen	Executive Chairman of the Board and	April 14, 2025
Michael Breen	Interim Chief Executive Officer (Principal Executive Officer)

/s/ Alan Urban	Chief Financial Officer	April 14, 2025
Alan Urban	(Principal Financial and Accounting Officer)

/s/ Bruce Wendel	Vice Chairman of the Board	April 14, 2025
Bruce Wendel

/s/ Rajesh Shrotriya	Director	April 14, 2025
Rajesh Shrotriya, M.D.

/s/ Charles Casamento	Director	April 14, 2025
Charles Casamento

