Form 10-Q
period 2025-03-31
GT Biopharma, Inc.
filed 2025-05-15
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________.

Commission File Number 001-40023

GT BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1620407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

N/A1

(Address of principal executive offices)

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

As of May 13, 2025, the registrant had 2,586,397 shares of common stock outstanding.

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

GT BIOPHARMA, INC.

FORM 10-Q

For the Three Months Ended March 31, 2025

GT BIOPHARMA, INC.

Condensed Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,365,000	$3,951,000
Restricted cash	93,000	93,000
Prepaid expenses and other current assets	200,000	188,000
TOTAL ASSETS	$2,658,000	$4,232,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,380,000	$3,853,000
Accrued expenses	1,132,000	1,797,000
Warrant liability	126,000	252,000
Total Current Liabilities	3,638,000	5,902,000

Stockholders’ Deficit
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series C - 96,230 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,000	1,000
Common stock, par value $0.001, 250,000,000 shares authorized, 2,536,397 and 2,234,328 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,000	2,000
Additional paid in capital	695,019,000	693,554,000
Accumulated deficit	(696,003,000)	(695,227,000)
Total Stockholders’ Deficit	(980,000)	(1,670,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,658,000	$4,232,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

Condensed Statements of Operations

	For The Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses:
Research and development	$1,099,000	$777,000

Selling, general and administrative (including $3,000 and $102,000 from stock compensation for the three months ended March 31, 2025 and 2024, respectively)	833,000	2,314,000

Loss from Operations	(1,932,000)	(3,091,000)

Other Income (Expense)
Interest income	32,000	142,000
Change in fair value of warrant liability	126,000	658,000
Gain on settlement of vendor payable	998,000	—
Other	—	27,000
Unrealized gain on short-term investments	—	(2,000)
Total Other Income, Net	1,156,000	825,000

Net Loss	$(776,000)	$(2,266,000)

Net Loss Per Share - Basic and Diluted	$(0.33)	$(1.64)

Weighted average common shares outstanding - basic and diluted	2,345,087	1,380,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended March 31, 2025 and 2024 (Unaudited):

	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	96,230	$1,000	2,234,328	$2,000	$693,554,000	$(695,227,000)	$(1,670,000)
Exercise of warrants for cash and inducement warrants, net	-	-	302,069	1,000	615,000	-	616,000
Issuance of prefunded warrant to settle vendor payable	-	-	-	-	847,000	-	847,000
Fair value of vested stock options	-	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	(776,000)	(776,000)
Balance, March 31, 2025	96,230	$1,000	2,536,397	$3,000	$695,019,000	$(696,003,000)	$(980,000)

	Preferred Shares		Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	96,230	$1,000	1,380,633	$1,000	$689,539,000	$(682,065,000)	$7,476,000
Fair value of vested stock options	-	-	-	-	102,000	-	102,000
Net loss	-	-	-	-	-	(2,266,000)	(2,266,000)
Balance, March 31, 2024	96,230	$1,000	1,380,633	$1,000	$689,641,000	$(684,331,000)	$5,312,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

Condensed Statements of Cash Flows

	For The Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(776,000)	$(2,266,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,000	102,000
Change in fair value of warrant liability	(126,000)	(658,000)
Unrealized gain on short-term investments	—	2,000
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(12,000)	6,000
Increase (Decrease) in accounts payable and accrued expenses	(1,291,000)	(1,347,000)
Decrease in operating lease right-of-use assets	—	(2,000)
Net Cash Used in Operating Activities	(2,202,000)	(4,163,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	—	5,034,000
Net Cash Provided by Investing Activities	—	5,034,000

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants and issuance of inducement warrants for cash, net	616,000	—
Net Cash Provided by Financing Activities	616,000	—

Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(1,586,000)	871,000
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	4,044,000	1,079,000
Cash and Cash Equivalents and Restricted Cash at End of Period	$2,458,000	$1,950,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of prefunded warrant to settle vendor payable	$847,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2025 and 2024 (Unaudited)

Note 1 – Organization and Going Concern Analysis

Organization

GT Biopharma, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on the development and commercialization of novel immune-oncology products based on our proprietary Tri-specific Killer Engager (TriKE®), and Tetra-specific Killer Engager (Dual Targeting TriKE®) platforms. The Company’s TriKE® and Dual Targeting TriKE® platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells (NK cells).

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

Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception, and expects such losses to continue into the foreseeable future. Historically, the Company has financed its operations through public and private sales of common stock, issuance of preferred and common stock, issuance of convertible debt instruments, and strategic collaborations. For the three months ended March 31, 2025, the Company recorded a net loss of approximately $800,000 and used cash in operations of approximately $2.2 million, and had a stockholders’ deficit of approximately $1 million as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited condensed financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The Company has evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to its ability to meet its obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While it is very difficult to estimate the Company’s future liquidity requirements, the Company believes if it is unable to obtain additional financing, existing cash resources will not be sufficient to enable it to fund the anticipated level of operations through one year from the date the accompanying unaudited condensed financial statements are issued. There can be no assurances that the Company will be able to secure additional financing on acceptable terms. In the event the Company does not secure additional financing, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs and the ability to continue operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 21, 2025 (the “2024 Annual Report”). The balance sheet as of December 31, 2024 included herein, was derived from the audited financial statements as of that date.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

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

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying unaudited condensed financial statements. At March 31, 2025 and December 31, 2024, total cash equivalents which consist of money market funds, amounted to approximately $2.2 million and $3.8 million, respectively.

Restricted Cash

As of March 31, 2025, the Company has classified certain cash balances as restricted cash in its unaudited condensed balance sheets. The Company’s restricted cash is deposited in a financial institution and held as a collateral for a credit card agreement with the same financial institution.

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

The carrying amounts of the Company’s other financial assets and liabilities, such as cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The carrying amount of the Company’s warrant liability of $126,000 and $252,000 at March 31, 2025 and December 31, 2024, respectively, was based on Level 3 measurements.

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

The following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)
Options to purchase common stock	124,600	126,265
Warrants to purchase common stock	1,769,894	304,962
Total anti-dilutive securities	1,894,494	431,227

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

The Company has a significant concentration of expenses incurred from and accounts payable to Cytovance, a related party, and the University of Minnesota, see Note 3 – Accounts Payable and Related Party.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Note 3 – Accounts Payable and Related Party

Accounts payable consists of the following:

	As of		As of
	March 31, 2025%		December 31, 2024%
Accounts payable to Cytovance, a related party [1]	$600,000	25%	$1,183,000	31%
Accounts payable to University of Minnesota	629,000	26%	712,000	18%
Legal services firm	597,000	25%	1,505,000	39%
Other accounts payable	554,000	24%	453,000	12%
Total accounts payable	$2,380,000	100%	$3,853,000	100%

[1]	Accounts Payable to Cytovance Biologics, Inc. (“Cytovance”), a Related Party, since Cytovance owns greater than 5% of the Company’s issued and outstanding common stock. See Note 7 – Commitments and Contingencies, Significant Agreements.

The details of the Company’s accounts payable to Cytovance were as follows:

	Three Months Ending
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Beginning balance	$1,183,000	$3,515,000
Invoices, net	532,000	269,000
Payments in cash	(268,000)	(1,800,000)
Payments in pre-funded warrants, at fair value	(847,000)	—
Ending balance	$600,000	$1,984,000

During the three months ended March 31, 2025, the Company issued pre-funded warrants to purchase up to 326,251 shares of common stock exercisable at $0.0001 per share with a fair value of approximately $847,000 to Cytovance as partial payment of accounts payable. The pre-funded warrants were valued at the market price on the last day of the month during the respective month that the invoices are due.

In March 2025, a legal services firm currently engaged by the Company agreed to reduce the Company’s prior year unpaid fees by approximately $1 million. The Company classified this transaction as other income during the period ended March 31, 2025.

University of Minnesota

See Note 7 – Commitments and Contingencies, Significant Agreements.

Note 4 – Warrant Liability

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

The 2023 Warrants were initially recorded at a fair value at $5.8 million at the grant date, and upon the closing of placement, was recorded as a cost of capital. The fair value of the 2023 Warrants classified as a liability in the Company’s unaudited condensed balance sheets and will be re-measured at the end of every reporting period with the change in value reported in the unaudited condensed statements of operations until they are either exercised or expired.

The 2023 Warrant liability is valued using a BlackScholes Option pricing model with the following assumptions:

	2023 Warrants
	March 31, 2025	December 31, 2024
	(Unaudited)
Stock price	$2.15	$3.05
Risk-free interest rate [1]	3.89%	4.27%
Expected volatility [2]	112%	114%
Expected life (in years) [3]	2.75 – 3.25	3.00 – 3.50
Expected dividend yield [4]	—	—
Fair value of warrants	$126,000	$252,000

[1]	Based on rates established by the Federal Reserve Bank
[2]	Historical volatility of the Company’s common stock is used to estimate the future volatility of its common stock
[3]	Determined by the remaining contractual life of the derivative instrument
[4]	Based on no dividends paid or expected to be paid

The details of warrant liability transactions were as follows:

	Three Months Ending
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Beginning balance	$252,000	$1,052,000
Issuance of warrants at fair value	—	—
Change in fair value	(126,000)	(658,000)
Extinguishment	—	—
Ending balance	$126,000	$394,000

Note 5 – Stockholders’ Equity (Deficit)

The Company’s authorized capital as of March 31, 2025 was 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

2025 Warrant Inducement Transaction

On February 26, 2025, the Company received gross proceeds of $686,000 before deducting placement agent fees and other offering expenses of $70,000 in relation to a warrant exercise inducement agreement with certain holders of existing warrants. The existing warrants were exercisable into 302,069 shares of the Company’s common stock at $4.35 per share. The holders agreed to exercise these existing warrants at a reduced exercise price of $2.27 per share in exchange for the Company’s agreement to issue the holders new warrants (the “Inducement Warrants”) exercisable for an aggregate of up to 604,138 shares of common stock.

The Inducement Warrants consist of i) new Series A Inducement Warrants, representing warrants to purchase up to 302,069 shares of Common Stock at $2.02 per share exercisable immediately upon issuance with a term of five years from the date of issuance, and ii) new Series B Inducement Warrants, representing warrants to purchase up to 302,069 shares of common stock at $2.02 per share exercisable immediately upon issuance with a term of eighteen months from the date of issuance. In addition, the Company issued warrants to the placement agent to purchase 21,145 shares of common stock at $2.8375 per share exercisable immediately upon issuance with a term of five years from the date of issuance.

The Company determined that under ASC 815, the 2025 inducement and placement agent warrants are considered indexed to the Company’s own stock and eligible for an exception from derivative accounting. Accordingly, the fair value of the 2025 inducement and placement agent warrants are classified as equity.

The Company recognized the aggregate effect of the modification of warrants and grant of inducement warrants of $1.1 million as an equity issuance cost and the accounting effect is recognized in the Statement of Stockholders’ Equity (Deficit).

Preferred Stock

Series C Preferred Stock

As of March 31, 2025, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of numerous reverse stock-splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are convertible into an infinitesimal amount of common stock, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Board. No dividends to holders of the Series C Preferred Stock were declared or unpaid through March 31, 2025.

Note 6 – Common Stock Warrants and Options

Common Stock Warrants

Stock warrant transactions for the three months ended March 31, 2025 were as follows:

	Three Months Ended March 31, 2025
	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2024	1,120,429	$18.85
Granted	951,534	2.05
Forfeited/cancelled	—	—
Exercised	(302,069)	1.35
Warrants outstanding at March 31, 2025	1,769,894	$11.91
Warrants exercisable at March 31, 2025	1,769,894	$11.91

As of March 31, 2025, all outstanding warrants were fully vested and exercisable and had an aggregate intrinsic value of approximately $780,000 based on the fair value of the Company’s common stock on March 31, 2025.

Warrants outstanding as of March 31, 2025 are exercisable as follows:

	Warrants Outstanding and Exercisable as of March 31, 2025
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.0001	326,251	N/A	$0.0001
2.02	604,138	3.2	2.02
2.8375	21,145	4.9	2.8375
4.35	437,931	4.2	4.35
5.4375	88,800	4.2	5.4375
30.00	216,666	3.3	30.00
37.50	13,000	2.8	37.50
102.00	1,867	0.3	102.00
165.00	52,316	0.9	165.00
206.25	7,780	0.9	206.25
	1,769,894	3.5	11.91

Common Stock Options

In April 2022 the Company established the 2022 Omnibus Incentive Plan (the “Plan”). The Plan was approved by our Board and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors, and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 166,667. The shares of our common stock underlying cancelled and forfeited awards issued under the Plan may again become available for grant under the Plan. As of March 31, 2025, there were 124,600 stock options outstanding and 25,935 shares of restricted stock granted in prior years under the Plan, which left 16,132 shares available for grant under the Plan. The following table summarizes stock option transactions for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2024	124,600	$32.69
Granted	—	—
Forfeited/cancelled	—	—
Exercised	—	—
Options outstanding at March 31, 2025	124,600	$32.69
Options exercisable at March 31, 2025	107,746	$37.47

The weighted average remaining contractual life of all options outstanding, and all options vested and exercisable as of March 31, 2025 was 8.0 years. Furthermore, the aggregate intrinsic value of all options outstanding and all options vested and exercisable as of March 31, 2025 was approximately $1,000 and $0, respectively, in each case based on the fair value of the Company’s common stock on March 31, 2025.

The total fair value of options that vested during the three months ended March 31, 2025 and 2024, was $3,000 and $102,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed statements of operations. As of March 31, 2025, 107,746 stock options were vested and exercisable and unvested compensation expense amounted to approximately $29,000.

Options outstanding as of March 31, 2025 are exercisable as follows:

	Stock Options Exercisable as of March 31, 2025
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.11	6,482	9.6	$2.11
10.50	16,666	8.0	10.50
25.50	50,000	7.8	25.50
74.40	34,598	7.3	74.40
	107,746

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

During the three months ended March 31, 2025 and 2024, the Company recognized research and development expenses of $532,000 and $269,000, respectively and made cash payments amounting to $268,000 and $1.8 million, respectively to Cytovance. In addition, during the three months ended March 31, 2025, the Company issued pre-funded warrants to purchase up to 326,251 shares of common stock exercisable at $0.0001 per share to settle accounts payable valued at approximately $847,000.

As of March 31, 2025 the Company’s commitments in relation to unbilled and unaccrued SOWs and any related Change Orders from Cytovance for services that have not yet been rendered as of March 31, 2025, amounted to approximately $340,000.

University of Minnesota

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

The Company recorded an expense classified as research and development of approximately $216,000 and $0, pursuant to the 2023 Sponsored Research Agreement, for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2023 Sponsored Research Agreement for services that have not yet been rendered as of March 31, 2025, amounted to approximately $431,000.

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

The Company did not record any expense classified as research and development, pursuant to the 2016 Exclusive Patent License Agreement, for the three months ended March 31, 2025 and 2024, respectively

2021 Exclusive License Agreement

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

The Company did not record any expense classified as research and development, pursuant to the 2021 Exclusive License Agreement, for the three months ended March 31, 2025 and 2024, respectively.

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

The Company did not record any expense classified as research and development, pursuant to the 2024 Clinical Trial Agreement, for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2024 Clinical Trial Agreement for services that have not yet been rendered as of March 31, 2025, amounted to approximately $1.9 million.

Contingency – NASDAQ Matters

On November 21, 2024, we received a letter (the “Notification Letter”) from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying us that the amount of our stockholders’ equity had fallen below the $2,500,000 required minimum for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). Nasdaq’s determination was based upon our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2024. The Notification Letter also noted that we did not meet the alternatives of market value of listed securities or net income from continuing operations, and therefore, we no longer complied with Nasdaq’s Listing Rules.

The Notification Letter indicated that we had 45 days (i.e., until January 6, 2025) to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement, noting that if such plan is accepted, the Staff can grant us an extension of up to 180 days from the date of the Notification Letter to evidence compliance. In determining whether to accept our plan, the Staff will consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition and our public disclosures.

We submitted a plan of compliance to the Staff on December 31, 2024, outlining our plan to conduct periodic public and private securities offerings to regain compliance. The Staff has not, as yet, accepted our plan of compliance, and has requested additional information regarding our financing plans. We can provide no assurance that the Staff will accept our plan of compliance.

If the Staff does not accept our plan of compliance, or if the Staff accepts our plan but we do not regain compliance within the allotted compliance period, Nasdaq will provide notice that our Common Stock will be subject to delisting. If our Common Stock is delisted from Nasdaq, our ability to raise capital through public offerings of our securities and to finance our operations could be adversely affected. We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our Common Stock and could harm our business and future prospects. In addition, we believe that, if our Common Stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of our Common Stock and it may be more difficult for stockholders to buy or sell our Common Stock at competitive market prices, or at all.

As a result of the private placement of preferred stock and common stock warrants that occurred on May 12, 2025, the Company believes it has stockholders’ equity on an unaudited proforma basis of at least $2.5 million as of the date of the filing of this Form 10-Q. Nasdaq will continue to monitor the Company to ensure its ongoing compliance with the Minimum Stockholders’ Equity Requirement, so if at the time of the filing of the Company’s next periodic financial statements the Company does not evidence compliance with the Minimum Stockholders’ Equity Requirement, the Company may be subject to delisting.

Note 8 – Segment Information

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

	Three Months Ended March 31,
	2025	2024
Research and development	$1,099,000	$777,000
Salaries	281,000	478,000
Insurance	61,000	76,000
Stock-based compensation	3,000	102,000
Operating expenses	488,000	1,658,000
Other income	(1,156,000)	(825,000)
Net loss	$776,000	$2,266,000

Note 9 – Subsequent Events

Private Placement of Preferred Stock and Warrants

On May 12, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale to the Purchasers of (i) up to 6,056 shares of the Company’s Series L 10% Convertible Preferred Stock (the “Preferred Stock”), (ii) warrants to purchase up to a number of shares of common stock of the Company (the “Common Stock”) equal to 100% of the shares of the Company’s Common Stock issuable upon conversion of the shares of Preferred Stock (the “Common Warrants”), and (iii) warrants to purchase up to a number of shares of Company’s Common Stock equal to the number of Greenshoe Conversion Shares (as defined in the Securities Purchase Agreement) issuable upon exercise of the Greenshoe Right (as defined below) (the “Vesting Warrants” and together with the Common Warrants, the “Warrants”), with an aggregate stated value of $6,055,555.56, for an aggregate purchase price of $5,450,000.00 (the “Offering”).

Pursuant to the Securities Purchase Agreement, each Purchaser may elect to purchase shares of Preferred Stock with an aggregate stated value of up to $22,000,000 (the “Greenshoe Rights”) for an aggregate purchase price of $19,800,000, subject to adjustments, as further described in the Securities Purchase Agreement. Each Purchaser is entitled to exercise its respective Greenshoe Rights for an amount of Preferred Stock equal to the ratio of such Purchaser’s original subscription amount to the original aggregate subscription amount of all Purchasers.

On May 12, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series L 10% Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation creates and specifies the rights of Series L 10% Convertible Preferred Stock, including the terms and conditions on which shares of such preferred stock would convert into shares of our Common Stock, as well as its liquidation preference.

Pursuant to the Certificate of Designation and subject to certain ownership limitations, the Preferred Stock may be converted at any time at the option of the Purchasers into shares of the Company’s Common Stock at an initial conversion price of $2.043, subject to certain conditions, as further described in the Certificate of Designation. In addition, the holders of the Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum until May 11, 2026, increasing to 12% per annum thereafter, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first date after the date of issuance of the Preferred Stock and on each Conversion Date (as defined in the Certificate of Designation), in cash, shares of the Company’s Common Stock (subject to the Company’s satisfaction of the conditions set forth in the Certificate of Designation), or a combination thereof. Upon the occurrence of certain triggering events, each holder has the right to require the Company to redeem the Preferred Shares at a premium, in accordance with and subject to certain conditions as further described in the Certificate of Designation.

Pursuant to the Securities Purchase Agreement, each Purchaser will be issued (i) a Common Warrant, each to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the Conversion Shares underlying the Preferred Shares issued to such Purchaser and (ii) a Vesting Warrant (the exercisability of which shall vest ratably from time to time in proportion to the Purchaser’s (or its permitted assigns’) exercise of such Purchaser’s Greenshoe Rights pursuant to Section 2.4 of the Purchase Agreement), each to purchase up to a number of shares of the Company’s Common Stock equal to the number of Greenshoe Conversion Shares (as defined in the Securities Purchase Agreement) applicable to such Purchaser, in accordance with the Securities Purchase Agreement. The Common Warrants have an initial exercise price of $2.043 per share, are exercisable, subject to certain ownership limitations, immediately upon issuance and have a term of exercise equal to five years. The Vesting Warrants have an initial exercise price of $2.043 per share, are exercisable subject to certain vesting and ownership limitations, and have a term of exercise equal to five years from the date that the applicable warrant shares vest.

The Preferred Shares and Warrants both have full ratchet price protection and are subject to other adjustments, as further described in the Certificate of Designation or the Warrants, as applicable, subject, solely with respect to adjustments in connection with the exercise of Greenshoe Rights, a floor price of $0.454 per share (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions).

The Company and the Purchasers entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the public resale of the Common Stock issuable upon conversion of the Preferred Stock and upon exercise of the Warrants. The Company has agreed to file a registration statement within 30 days after the initial closing and after each closing of the exercise of a Greenshoe Right in accordance with the Securities Purchase Agreement, to become effective no later than 90 days after filing. If these deadlines are not met, the Company will be liable for liquidated damages of 1.5% of the subscription amount paid by each Purchaser pursuant to the Securities Purchase Agreement. Further, if the Company fails to pay such liquidated damages within 7 days from the date payable, the Company will pay interest thereon at the prime rate plus 12% to each holder of the registerable securities.

Pursuant to the Securities Purchase Agreement, the Company agreed to hold a meeting of its stockholders at the earliest practical date after the execution of the Securities Purchase Agreement for the purpose of obtaining stockholder approval for the issuance, in the aggregate, of more than 19.99% of the number of shares of the Company’s Common Stock outstanding on the date of the initial closing (“Shareholder Approval”). In connection with the required Shareholder Approval, all of the Company’s officers and directors (each a “Voting Agreement Party”) entered into a Voting Agreement pursuant to which each Voting Agreement Party agreed to vote all shares of voting stock over which the Voting Agreement Party has voting control in favor of any resolution presented to the stockholders of the Company seeking Shareholder Approval.

As a result of the private placement of preferred stock and common stock warrants that occurred on May 12, 2025, the Company believes it has stockholders’ equity on an unaudited proforma basis of at least $2.5 million as of the date of the filing of this Form 10-Q. Nasdaq will continue to monitor the Company to ensure its ongoing compliance with the Minimum Stockholders’ Equity Requirement, so if at the time of the filing of the Company’s next periodic financial statements the Company does not evidence compliance with the Minimum Stockholders’ Equity Requirement, the Company may be subject to delisting.

Private Placement

On May 14, 2025, the Company entered into a common shares purchase agreement (the “Purchase Agreement”) with investors (collectively, the “Investors”) relating to a committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to the Investors up to $20 million of its common stock subject to certain conditions and limitations set forth in the Purchase Agreement.

Sales of the shares of common stock to the Investors under the Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the common stock and determinations by the Company regarding the use of proceeds of such shares of common stock. The net proceeds from any sales under the Purchase Agreement will depend on the frequency with, and prices at, which the shares of common stock are sold to The Investors.

The purchase price of the shares of common stock that the Company elects to sell to the Investors pursuant to the Purchase Agreement will be 93% of the volume weighted average price of the shares of common stock during the applicable purchase date on which the Company has timely delivered written notice to the Investors directing it to purchase shares of common stock under the Purchase Agreement.

In connection with the execution of the Purchase Agreement, the Company agreed to issue to the Investors a pre-funded warrant to purchase 300,000 shares of common stock as consideration for its irrevocable commitment to purchase the shares of common stock upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement.

Settlement of Vendor Payable in Stock

Subsequent to March 31, 2025, the Company issued 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock as settlement of a vendor payable amounting to approximately $200,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should carefully review all information, including the discussion of risk factors under “Part I. Item 1A: Risk Factors” and “Part II. Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2024. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

Our current product candidate pipeline is summarized in the table below:

GTB-3550

GTB-3550 was our first TriKE® product candidate and its clinical development was suspended so that we could focus resources on second-generation TriKEs®. GTB-3550 is a tri-specific killer engager (TriKE) comprised of two single-chain variable fragments (“scFv”) composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. We studied this anti-CD16-IL-15-anti-CD33 TriKE® in CD33 positive leukemias, a marker expressed on tumor cells in acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS. The anti-CD33 antibody fragment in GTB-3550 was derived from the M195 humanized anti-CD33 scFv. We believe the approval of the antibody-drug conjugate gemtuzumab validates the targeting of CD33.

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

Critical Accounting Policies and Estimates

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Operating Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating Expenses:
Research and development	$1,099,000	$777,000	$322,000	41%
Selling, general and administrative	830,000	2,212,000	(1,382,000)	(62)%
Stock compensation	3,000	102,000	(99,000)	(97)%
Total Operating Expenses	$1,932,000	$3,091,000	$(1,159,000)	(37)%

Research and Development Expenses

Research and development expenses increased by approximately $322,000 for the three months ended March 31, 2025 compared to the same prior year period, primarily due to an increase in scientific research costs.

Research and development expenses relate to our continued licensing, development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising candidates. In late June 2024, we received clearance from the FDA with respect to our IND Application in relation to our next generation GTB-3650 camelid nanobody product. Study enrollment began in early 2025 and we are advancing into the clinic, enrolling patients, and performing tests for data collection throughout the year. We have paused the final phase of product development of GTB-5550 to reduce costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased by approximately $1.4 million for the three months ended March 31, 2025, compared to the same prior year period. The decrease was primarily due to cost reduction measures including a reduction in legal fees, consulting fees, and salaries.

Other Income (Expense)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Other Income (Expense):
Interest income	$32,000	$142,000	$(110,000)	(77)%
Change in fair value of warrant liability	126,000	658,000	(532,000)	(81)%
Unrealized gain (loss) on marketable securities	—	(2,000)	2,000	100%
Gain on settlement of vendor payable	998,000	—	998,000	—%
Other	—	27,000	(27,000)	(100)%
Total Other Income (Expense)	$1,156,000	$825,000	$331,000	40%

Interest Income

Interest income decreased by $110,000 for the three months ended March 31, 2025 compared to the same prior year period, due to lower money market fund and short term investment balances.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability decreased by approximately $532,000, for the three months ended March 31, 2025 compared to the same prior year period, resulting from a reduction in our warrant liability primarily due to the decline in the Company’s stock price at March 31, 2025 as compared to the prior comparable periods.

Gain on Settlement of Vendor Payable

In March 2025, a legal services firm currently engaged by the Company agreed to reduce the Company’s prior year unpaid fees by approximately $1 million. The Company classified this transaction as other income during the period ended March 31, 2025.

Net Loss

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net Loss	$(776,000)	$(2,266,000)	$1,490,000	66%

Net loss decreased by $1,490,000 for the three months ended March 31, 2025 compared to the same prior year period, primarily due to a decrease in legal fees, consulting fees, and salaries, and the reduction of prior year unpaid legal fees, as described above.

Liquidity and Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. We do not have any product candidates approved for sale and have not generated any revenue from our product sales. We have sustained operating losses since inception, and we expect such losses to continue into the foreseeable future. Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, issuance of convertible debt instruments, and strategic collaborations. For the three months ended March 31, 2025, we recorded a net loss of approximately $800,000 and used cash in operations of approximately $2.2 million, and had a stockholders’ deficit of approximately $1 million as of that date. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The unaudited condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Accordingly, the unaudited condensed financial statements have been prepared on a basis that assumes we will continue as a going concern, and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about our ability to continue as a going concern. While it is very difficult to estimate our future liquidity requirements we believe if we are unable to obtain additional financing, existing cash resources will not be sufficient to enable us to fund the anticipated level of operations through one year from the date the accompanying unaudited condensed financial statements are issued. There can be no assurances that we will be able to secure additional financing on acceptable terms. In the event that we do not secure additional financing, we will be forced to delay, reduce, or eliminate some or all of our discretionary spending, which could adversely affect our business prospects, ability to meet long-term liquidity needs and the ability to continue operations.

Cash Flows

	Three Months Ended March 31,
	2025	2024
Statements of Cash Flow Data:
Net cash used in operating activities	$(2,202,000)	$(4,163,000)
Net cash provided by investing activities	—	5,034,000
Net cash provided by financing activities	616,000	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,586,000)	871,000
Cash and cash equivalents and restricted cash, beginning of period	4,044,000	1,079,000
Cash and cash equivalents and restricted cash, end of period	$2,458,000	$1,950,000

Operating Activities

Net cash used in operating activities was approximately $2.2 million for the three months ended March 31, 2025, and was primarily due to a decrease in accounts payable and accrued expenses of approximately $1.3 million, and a net loss of $776,000.

Net cash used in operating activities was $4.2 million for the three months ended March 31, 2024, and was primarily due to a net loss of $2.3 million, a decrease in accounts payable and accrued expenses of $1.3 million, and a decrease in the fair value of warrant liability of $658,000.

Investing Activities

Net cash provided by financing activities was approximately $5.0 million for the three months ended March 31, 2024, resulted from proceeds of the sale of short-term investments.

Financing Activities

Net cash provided by financing activities was $616,000 for the three months ended March 31, 2025, resulted from the exercise of warrants for cash and inducement warrants.

Working Capital (Deficit)

The following table summarizes total current assets, liabilities, and working capital (deficit) for the periods ended March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024	Increase/(Decrease)
Current assets	$2,658,000	$4,232,000	$(1,574,000)
Current liabilities	$3,638,000	$5,902,000	$(2,264,000)
Working capital (deficit)	$(980,000)	$(1,670,000)	$690,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2025. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal accounting officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	4/1/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	3/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	3/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	2/11/2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective June 13, 2022		10-K	3.5	001-40023	3/30/2023
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective February 1, 2024		8-K	3.1	001-40023	2/1/2024
3.7	Amended and Restated Bylaws of GT Biopharma, Inc. effective November 3, 2022		8-K	3.1	001-40023	11/9/2022
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		8-K	3.1	000-08092	4/4/2019
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc. dated April 3, 2019		10-K	4.2	001-40023	4/16/2021
4.3	Form of Series A Inducement Warrant		8-K	4.1	001-40023	2/26/2025
4.4	Form of Series B Inducement Warrant		8-K	4.2	001-40023	2/26/2025
4.5	Form of Prefunded Common Stock Purchase Warrant		8-K	4.1	001-40023	4/4/2025
4.6	Form of Prefunded Common Stock Purchase Warrant	*
10.1	Form of Inducement Letter		8-K	10.1	001-40023	2/26/2025
10.2	Common Shares Purchase Agreement	*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	*
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GT BIOPHARMA, INC.

Dated: May 15, 2025	By:	/s/ Michael Breen
Michael Breen
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Alan Urban
Alan Urban
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

