Form 10-Q
period 2025-06-30
GT Biopharma, Inc.
filed 2025-08-14
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025.

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

As of August 8, 2025, the registrant had 3,557,502 shares of common stock outstanding.

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

GT BIOPHARMA, INC.

FORM 10-Q

For the Six Months Ended June 30, 2025

GT BIOPHARMA, INC.

Condensed Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,228,000	$3,951,000
Restricted cash	93,000	93,000
Deferred offering costs	760,000	—
Prepaid expenses and other current assets	1,043,000	188,000
TOTAL ASSETS	$7,124,000	$4,232,000

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,374,000	$3,853,000
Accrued expenses	608,000	1,797,000
Dividend payable	85,000	—
Warrant liability	240,000	252,000
Total Current Liabilities	2,307,000	5,902,000

Mezzanine Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series L - 6,301 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,956,000	—

Stockholders’ Equity (Deficit)
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series C - 96,230 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,000	1,000
Common stock, par value $0.001, 250,000,000 shares authorized, 3,272,995 and 2,234,328 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3,000	2,000
Additional paid in capital	700,378,000	693,554,000
Accumulated deficit	(697,521,000)	(695,227,000)
Total Stockholders’ Equity (Deficit)	2,861,000	(1,670,000)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (EQUITY) DEFICIT	$7,124,000	$4,232,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

Condensed Statements of Operations

	The Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—

Operating Expenses:
Research and development	$363,000	$1,784,000	$1,462,000	$2,561,000

Selling, general and administrative (including $4,000 and $120,000 from stock compensation for the three months ended June 30, 2025 and 2024, respectively, and $7,000 and $222,000 for the six months ended June 30, 2025 and 2024, respectively)	1,150,000	2,122,000	1,983,000	4,436,000

Loss from Operations	(1,513,000)	(3,906,000)	(3,445,000)	(6,997,000)

Other Income (Expense)
Interest income	38,000	105,000	70,000	247,000
Change in fair value of warrant liability	(114,000)	117,000	12,000	775,000
Gain on settlement of vendor payable	—	—	998,000	—
Other income	156,000	(27,000)	156,000	—
Unrealized gain on short-term investments	—	1,000	—	(1,000)
Total Other Income (Expense), Net	80,000	196,000	1,236,000	1,021,000

Net Loss	(1,433,000)	(3,710,000)	(2,209,000)	(5,976,000)

Dividends on preferred stock	(85,000)	—	(85,000)	—

Net Loss attributable to common stockholders’	$(1,518,000)	$(3,710,000)	$(2,294,000)	$(5,976,000)

Net Loss Per Share - Basic and Diluted	$(0.55)	$(2.17)	$(0.90)	$(3.86)

Weighted average common shares outstanding - basic and diluted	2,771,765	1,711,955	2,559,604	1,546,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) and MEZZANINE EQUITY

For The Three and Six Months Ended June 30, 2025 and 2024 (Unaudited):

								Mezzanine Equity
	Series C Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity	Series L Preferred Shares
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Shares	Amount

Balance, March 31, 2025	96,230	$1,000	2,536,397	$3,000	$695,019,000	$(696,003,000)	$(980,000)	-	$-
Exercise of warrants for cash and inducement warrants, net	-	-	235,000	-	436,000	-	436,000	-	-
Series L convertible preferred stock and warrants issued for cash, net	-	-	-	-	3,389,000	-	3,389,000	6,611	2,052,000
Conversion of Series L convertible preferred stock into common stock	-	-	151,598	-	96,000	-	96,000	(310)	(96,000)
Issuance and exercise of prefunded warrants for ELOC fee	-	-	300,000	-	672,000	-	672,000	-	-
Issuance of common stock and warrants for services	-	-	50,000	-	718,000	-	718,000	-	-
Issuance of warrants for VRT waiver	-	-	-	-	44,000	-	44,000	-	-
Dividend on Series L convertible preferred stock	-	-	-	-	-	(85,000)	(85,000)	-	-
Fair value of vested stock options	-	-	-	-	4,000	-	4,000	-	-
Net loss	-	-	-	-	-	(1,433,000)	(1,433,000)	-	-
Balance, June 30, 2025	96,230	$1,000	3,272,995	$3,000	$700,378,000	$(697,521,000)	$2,861,000	6,301	$1,956,000

								Mezzanine Equity
	Series C Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity	Series L Preferred Shares
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Shares	Amount

Balance, December 31, 2024	96,230	$1,000	2,234,328	$2,000	$693,554,000	$(695,227,000)	$(1,670,000)	-	$-
Exercise of warrants for cash and inducement warrants, net	-	-	537,069	1,000	1,051,000	-	1,052,000	-	-
Series L convertible preferred stock and warrants issued for cash, net	-	-	-	-	3,389,000	-	3,389,000	6,611	2,052,000
Conversion of Series L convertible preferred stock into common stock	-	-	151,598	-	96,000	-	96,000	(310)	(96,000)
Issuance of prefunded warrants in settlement of vendor payable	-	-	-	-	847,000	-	847,000	-	-
Issuance and exercise of prefunded warrants for ELOC fee	-	-	300,000	-	672,000	-	672,000	-	-
Issuance of common stock and warrants for services	-	-	50,000	-	718,000	-	718,000	-	-
Issuance of warrants for VRT waiver	-	-	-	-	44,000	-	44,000	-	-
Dividend on Series L convertible preferred stock	-	-	-	-	-	(85,000)	(85,000)	-	-
Fair value of vested stock options	-	-	-	-	7,000	-	7,000	-	-
Net loss	-	-	-	-	-	(2,209,000)	(2,209,000)	-	-
Balance, June 30, 2025	96,230	$1,000	3,272,995	$3,000	$700,378,000	$(697,521,000)	$2,861,000	6,301	$1,956,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2025 and 2024 (Unaudited):

	Series C Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2024	96,230	$1,000	1,380,653	$1,000	$689,641,000	$(684,331,000)	$5,312,000
Issuance of common stock and warrants for cash, net	-	-	740,000	1,000	2,975,000	-	2,976,000
Cancellation of common stock previously issued to prior CFO	-	-	(13,902)	-	-	-	-
Issuance of common stock in settlement of vendor payable	-	-	127,597	-	810,000	-	810,000
Fair value of vested stock options	-	-	-	-	120,000	-	120,000
Net loss	-	-	-	-	-	(3,710,000)	(3,710,000
Balance, June 30, 2024	96,230	$1,000	2,234,348	$2,000	$693,546,000	$(688,041,000)	$5,508,000

	Series C Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	96,230	$1,000	1,380,653	$1,000	$689,539,000	$(682,065,000)	$7,476,000
Issuance of common stock and warrants for cash, net	-	-	740,000	1,000	2,975,000	-	2,976,000
Cancellation of common stock previously issued to prior CFO	-	-	(13,902)	-	-	-	-
Issuance of common stock in settlement of vendor payable	-	-	127,597	-	810,000	-	810,000
Fair value of vested stock options	-	-	-	-	222,000	-	222,000
Net loss	-	-	-	-	-	(5,976,000)	(5,976,000
Balance, June 30, 2024	96,230	$1,000	2,234,348	$2,000	$693,546,000	$(688,041,000)	$5,508,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

Condensed Statements of Cash Flows

	For The Six Months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,209,000)	$(5,976,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	7,000	222,000
Issuance of warrants for VRT waiver	44,000	—
Change in fair value of warrant liability	(12,000)	(775,000)
Gain on settlement of debt	(998,000)	—
Gain on extinguishment of debt	(200,000)	—
Unrealized gain on short-term investments	—	(1,000)
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(225,000)	67,000
Decrease in accounts payable and accrued expenses	(1,623,000)	(1,231,000)
(Increase) in operating lease right-of-use assets	—	(5,000)
Net Cash Used in Operating Activities	(5,216,000)	(7,699,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	—	12,893,000
Net Cash Provided by Investing Activities	—	12,893,000

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants and issuance of inducement warrants for cash, net	1,052,000	—
Proceeds from issuance of common stock and warrants, net		2,976,000
Proceeds from issuance of Series L convertible preferred stock and warrants, net	5,441,000	—
Net Cash Provided by Financing Activities	6,493,000	2,976,000

Net Increase in Cash and Cash Equivalents and Restricted Cash	1,277,000	8,170,000
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	4,044,000	1,079,000
Cash and Cash Equivalents and Restricted Cash at End of Period	$5,321,000	$9,249,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of vested warrants issued in Series L conv. preferred stock transaction	$3,389,000	$—
Fair value of prefunded warrants issued for ELOC fee	$672,000	$—
Fair value of common stock and warrants issued for services	$718,000	$—
Fair value of prefunded warrant or common stock to settle vendor payable	$847,000	$810,000
Dividend on Series L convertible preferred stock	$85,000	$—
Conversion of Series L convertible preferred stock into common stock	$96,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

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

Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception, and expects such losses to continue into the foreseeable future. Historically, the Company has financed its operations through public and private sales of common stock, the issuance of preferred and common stock, the issuance of convertible debt instruments, and strategic collaborations. For the six months ended June 30, 2025, the Company recorded a net loss of approximately $2.2 million and used cash in operations of approximately $5.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying unaudited condensed financial statements. At June 30, 2025 and December 31, 2024, total cash equivalents which consist of money market funds and treasuries with maturities of three months or less, amounted to approximately $4.9 million and $3.8 million, respectively.

Restricted Cash

As of June 30, 2025, the Company has classified certain cash balances as restricted cash in its unaudited condensed balance sheets. The Company’s restricted cash is deposited in a financial institution and held as a collateral for a credit card agreement with the same financial institution.

Deferred Offering Costs

The Company capitalizes the fair value of equity instruments granted and certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of June 30, 2025, there was $0.8 million of deferred offering costs on the consolidated balance sheet.

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

The carrying amount of the Company’s warrant liability of $240,000 and $252,000 at June 30, 2025 and December 31, 2024, respectively, was based on Level 3 measurements.

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

Mezzanine Equity

Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.

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

Research and Development Expenses

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products are included in research and development expenses. Purchased materials that do not have an alternative future use are also expensed. Purchased materials that have an alternative future are classified as a prepaid expense and periodically reviewed.

Net Loss Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock issuable upon exercise of stock options and warrants, and the conversion of Series L convertible preferred stock, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

The following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	June 30, 2025 (Unaudited)	June 30, 2024 (Unaudited)
Series L convertible preferred stock [1]	3,084,382	—
Options to purchase common stock	124,600	126,265
Warrants to purchase common stock	16,751,669	1,133,762
Total anti-dilutive securities	19,960,651	1,260,027

[1]	Converted into common stock using a conversion price of $2.043 per share, as of June 30, 2025

Concentration

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

The Company has a significant concentration of expenses incurred from and accounts payable to Cytovance Biologics, Inc. (“Cytovance”), a related party, and the University of Minnesota, see Note 3 – Accounts Payable and Related Party.

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

Note 3 – Accounts Payable and Related Party

Accounts payable consist of the following:

	As of		As of
	June 30, 2025%		December 31, 2024%
Accounts payable to Cytovance, a related party [1]	$598,000	44%	$1,183,000	31%
Accounts payable to University of Minnesota	432,000	31%	712,000	18%
Legal services firm	—	—%	1,505,000	39%
Other accounts payable	344,000	25%	453,000	12%
Total accounts payable	$1,374,000	100%	$3,853,000	100%

[1]	Accounts Payable to Cytovance, a related party, since Cytovance owns greater than 5% of the Company’s issued and outstanding common stock. See Note 7 – Commitments and Contingencies, Significant Agreements.

The details of the Company’s accounts payable to Cytovance were as follows:

	Six Months Ending
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Beginning balance	$1,183,000	$3,515,000
Invoices, net	626,000	778,000
Payments in cash	(364,000)	(2,641,000)
Payments in common stock, at fair value	—	(810,000)
Payments in pre-funded warrants, at fair value	(847,000)	—
Ending balance	$598,000	$842,000

In April and June 2024, the Company issued an aggregate of 127,597 shares of common stock with a fair value of approximately $810,000 to Cytovance as partial payment of accounts payable.

In March 2025, the Company issued pre-funded warrants to purchase up to 326,251 shares of common stock exercisable at $0.0001 per share with a fair value of approximately $847,000 to Cytovance as partial payment of accounts payable. The pre-funded warrants were valued at the market price on the last day of the month during the respective month that the invoices are due.

In March 2025, a legal services firm currently engaged by the Company agreed to reduce the Company’s prior year unpaid fees by approximately $1 million. The Company classified this transaction as other income during the period ended June 30, 2025.

University of Minnesota

See Note 7 – Commitments and Contingencies, Significant Agreements.

Note 4 – Warrant Liability

2023 Warrants

On January 4, 2023, as part of the private placement offering, the Company issued warrants to purchase up to an aggregate of 216,667 shares of the Company’s common stock (the “2023 Common Warrants”), and placement agent warrants to purchase up to 13,000 shares of the Company’s common stock (the “2023 Placement Agents Warrants”).

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

The 2023 Warrant liability is valued using a Black Scholes Option pricing model with the following assumptions:

	2023 Warrants
	June 30, 2025	December 31, 2024
	(Unaudited)
Stock price	$3.58	$3.05
Risk-free interest rate [1]	3.68%	4.27%
Expected volatility [2]	111%	114%
Expected life (in years) [3]	2.5 – 3.0	3.0 – 3.50
Expected dividend yield [4]	—	—
Fair value of warrants	$240,000	$252,000

[1]	Based on rates established by the Federal Reserve Bank
[2]	Historical volatility of the Company’s common stock is used to estimate the future volatility of its common stock
[3]	Determined by the remaining contractual life of the derivative instrument
[4]	Based on no dividends paid or expected to be paid

The details of warrant liability transactions were as follows:

	Six Months Ending
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Beginning balance	$252,000	$1,052,000
Issuance of warrants at fair value	—	—
Change in fair value	(12,000)	(775,000)
Extinguishment	—	—
Ending balance	$240,000	$277,000

Note 5 – Stockholders’ Equity (Deficit)

The Company’s authorized capital as of June 30, 2025 was 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

2025 Private Placement of Equity Facility

On May 14, 2025, and as amended on June 10, 2025, the Company entered into a common shares purchase agreement (the “Purchase Agreement”) with investors (collectively, the “Investors”) relating to a committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to the Investors up to $20 million of its common stock subject to certain conditions and limitations set forth in the Purchase Agreement.

Sales of the shares of common stock to the Investors under the Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the common stock and determinations by the Company regarding the use of proceeds from the sale of such shares of common stock. The net proceeds from any sales under the Purchase Agreement will depend on the frequency with, and prices at, which the shares of common stock are sold to the Investors.

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

In connection with the execution of the Purchase Agreement, the Company agreed to issue to the Investors pre-funded warrants to purchase an aggregate of 300,000 shares of common stock as consideration for their irrevocable commitment to purchase the shares of common stock upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement.

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

The Inducement Warrants consist of (i) new Series A Inducement Warrants, representing warrants to purchase up to 302,069 shares of Common Stock at $2.02 per share exercisable immediately upon issuance with a term of five years from the date of issuance, and (ii) new Series B Inducement Warrants, representing warrants to purchase up to 302,069 shares of common stock at $2.02 per share exercisable immediately upon issuance with a term of eighteen months from the date of issuance. In addition, the Company issued warrants to the placement agent to purchase 21,145 shares of common stock at $2.8375 per share exercisable immediately upon issuance with a term of five years from the date of issuance.

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

Preferred Stock

2025 Private Placement of Series L Convertible Preferred Stock and Warrants

On May 12, 2025, and as amended on May 21, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale to the Purchasers of (i) 6,611.11 shares of the Company’s Series L 10% Convertible Preferred Stock (the “Series L Convertible Preferred Stock”), (ii) warrants to purchase up to a number of shares of common stock of the Company equal to 100% of the shares of the Company’s common stock issuable upon conversion of the shares of Series L Convertible Preferred Stock (the “Common Warrants”), and (iii) warrants to purchase up to a number of shares of Company’s common stock equal to the number of Greenshoe Conversion Shares (as defined in the Securities Purchase Agreement) issuable upon exercise of the Greenshoe Right (as defined below) (the “Vesting Warrants” and together with the Common Warrants, the “Warrants”), with an aggregate stated value of $6,611,111, for an aggregate purchase price of $5,950,000.

Pursuant to the Securities Purchase Agreement, each Purchaser may elect to purchase shares of Series L Convertible Preferred Stock with an aggregate stated value of up to $24,018,349 (the “Greenshoe Rights”) for an aggregate purchase price of $21,616,514, subject to adjustments, as further described in the Securities Purchase Agreement. Each Purchaser is entitled to exercise its respective Greenshoe Rights for an amount of Series L Convertible Preferred Stock equal to the ratio of such Purchaser’s original subscription amount to the original aggregate subscription amount of all Purchasers.

On May 12, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series L 10% Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. On May 22, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Increase (the “Certificate of Increase”) increasing the shares of Series L 10% Convertible Preferred Stock as designated in the Certificate of Designations from 28,056 shares to 30,630 shares. The Certificate of Designation creates and specifies the rights of Series L 10% Convertible Preferred Stock, including the terms and conditions on which shares of such preferred stock would convert into shares of our common stock, as well as its liquidation preference.

Pursuant to the Certificate of Designation and subject to certain ownership limitations, the Series L Convertible Preferred Stock may be converted at any time at the option of the Purchasers into shares of the Company’s common stock at an initial conversion price of $2.043, subject to certain conditions, as further described in the Certificate of Designation. In addition, the holders of the Series L Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum until May 11, 2026, increasing to 12% per annum thereafter, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first date after the date of issuance of the Series L Convertible Preferred Stock and on each Conversion Date (as defined in the Certificate of Designation), in cash, shares of the Company’s common stock (subject to the Company’s satisfaction of the conditions set forth in the Certificate of Designation), or a combination thereof. Upon the occurrence of certain triggering events, each holder has the right to require the Company to redeem the Preferred Shares at a premium, in accordance with and subject to certain conditions as further described in the Certificate of Designation.

Pursuant to the Securities Purchase Agreement, each Purchaser was issued (i) a Common Warrant, each to purchase up to a number of shares of the Company’s common stock equal to 100% of the Conversion Shares (as defined in the Securities Purchase Agreement) underlying the Preferred Shares issued to such Purchaser and (ii) a Vesting Warrant (the exercisability of which shall vest ratably from time to time in proportion to the Purchaser’s (or its permitted assigns’) exercise of such Purchaser’s Greenshoe Rights pursuant to Section 2.4 of the Purchase Agreement), each to purchase up to a number of shares of the Company’s common stock equal to the number of Greenshoe Conversion Shares (as defined in the Securities Purchase Agreement) applicable to such Purchaser, in accordance with the Securities Purchase Agreement. An aggregate of 3,235,978 Common Warrants were issued with an initial exercise price of $2.043 per share, they are exercisable, subject to certain ownership limitations, immediately upon issuance and have a term of exercise equal to five years. An aggregate of 11,576,406 Vesting Warrants were issued with an initial exercise price of $2.043 per share, they are exercisable subject to certain vesting and ownership limitations, and have a term of exercise equal to five years from the date that the applicable warrant shares vest.

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

The Company and the Purchasers entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the public resale of the common stock issuable upon conversion of the Series L Convertible Preferred Stock and upon exercise of the Warrants. The Company has agreed to file a registration statement within 30 days after the initial closing and after each closing of the exercise of a Greenshoe Right in accordance with the Securities Purchase Agreement, to become effective no later than 90 days after filing. If these deadlines are not met, the Company will be liable for liquidated damages of 1.5% of the subscription amount paid by each Purchaser pursuant to the Securities Purchase Agreement. Further, if the Company fails to pay such liquidated damages within 7 days from the date payable, the Company will pay interest thereon at the prime rate plus 12% to each holder of the registrable securities.

Pursuant to the Securities Purchase Agreement, the Company agreed to hold a meeting of its stockholders at the earliest practical date after the execution of the Securities Purchase Agreement for the purpose of obtaining stockholder approval for the issuance, in the aggregate, of more than 19.99% of the number of shares of the Company’s common stock outstanding on the date of the initial closing (“Shareholder Approval”). In connection with the required Shareholder Approval, all of the Company’s officers and directors (each a “Voting Agreement Party”) entered into a Voting Agreement pursuant to which each Voting Agreement Party agreed to vote all shares of voting stock over which the Voting Agreement Party has voting control in favor of any resolution presented to the stockholders of the Company seeking Shareholder Approval. Shareholder Approval was obtained on July 24, 2025.

Dividends to holders of the Series L Convertible Preferred Stock in the amount of $85,000 were declared and unpaid as of June 30, 2025.

Series C Preferred Stock

As of June 30, 2025, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of numerous reverse stock-splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are convertible into an infinitesimal amount of common stock, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Board. No dividends to holders of the Series C Preferred Stock were declared or unpaid through June 30, 2025.

Mezzanine Equity

2025 Private Placement of Series L Convertible Preferred Stock and Warrants

The May 12, 2025 private placement of Series L Convertible Preferred Stock and Warrants produced net proceeds of $5,441,000, which was allocated to mezzanine equity and additional paid in capital based on the relative fair value of the Series L Convertible Preferred Stock and Warrants at issuance, respectively. Series L Convertible Preferred Stock is classified as mezzanine equity as it is conditionally redeemable upon the occurrence of certain events that are not solely within the control of the Company, and upon such event, the Series L Convertible Preferred Stock would become redeemable at the option of the holders, while Warrants are classified as additional paid in capital. The relative fair values and allocation of net proceeds is below:

	Relative Fair Value	Percentage
Series L Convertible Preferred Stock	3,688,000	37.7%
Warrants	6,089,000	62.3%
Total	9,777,000	100.0%

	Allocation of Net Proceeds	Percentage
Mezzanine equity	2,025,000	37.7%
Additional paid in capital	3,389,000	62.3%
Total	5,411,000	100.0%

As Series L Convertible Preferred Stock is converted into common stock it is reclassified from mezzanine equity to additional paid in capital based on a pro-rata basis.

Note 6 – Common Stock Warrants and Options

Common Stock Warrants

Stock warrant transactions for the six months ended June 30, 2025 were as follows:

	Six Months Ended June 30, 2025
	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2024	1,120,429	$18.85
Granted	16,468,308	2.04
Forfeited/cancelled	—	—
Exercised	(837,069)	2.11
Warrants outstanding at June 30, 2025	16,751,668	$3.07
Warrants exercisable at June 30, 2025	4,995,263	$5.49

The aggregate intrinsic value of all warrants outstanding and all warrants vested and exercisable as of June 30, 2025 was approximately $25.4 million and $7.4 million, respectively, in each case based on the fair value of the Company’s common stock on June 30, 2025.

Pursuant to the May 2025 Private Placement of Series L Convertible Preferred Stock and Warrants the Company issued an aggregate of 3,235,978 Common Warrants with an initial exercise price of $2.043 per share, they are exercisable, subject to certain ownership limitations, immediately upon issuance and have a term of exercise equal to five years. An aggregate of 11,576,406 Vesting Warrants were issued with an initial exercise price of $2.043 per share, they are exercisable subject to certain vesting and ownership limitations, and have a term of exercise equal to five years from the date that the applicable warrant shares vest. The Common and Vesting Warrants both have full ratchet price protection and are subject to other adjustments, as further described in the Certificate of Designation or the Warrants, as applicable, subject, solely with respect to adjustments in connection with the exercise of Greenshoe Rights, a floor price of $0.454 per share (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions).

Pursuant to the May 2025 Private Placement of Equity Facility the Company issued pre-funded warrants to purchase an aggregate of 300,000 shares of common stock as consideration for its irrevocable commitment to purchase the shares of common stock upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement. The pre-funded warrants may be exercise at any time after issuance and until exercised in full.

In May 2025 the Company issued warrants underlying 24,390 shares of common stock exercisable immediately upon issuance with a term of five years from the date of issuance at $2.46 per share with a fair value of approximately $44,000 in exchange for the waiver of a variable rate transaction (“VRT”). In addition, in May and June 2025, the Company issued 50,000 shares of common stock and warrants underlying 200,000 shares of common stock with an aggregate fair value of approximately $718,000 to vendors as compensation for services. The warrants underlying 200,000 shares of common stock consist of warrants underlying 50,000 shares of common stock that are exercisable immediately upon issuance with a term of five years from the date of issuance at $2.50 per share, and warrants underlying 150,000 shares of common stock that are pre-funded warrants exercisable at any time after issuance and until exercised in full.

Warrants outstanding as of June 30, 2025 are exercisable as follows:

	Warrants Outstanding and Exercisable as of June 30, 2025
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.0001	476,251	N/A	$0.0001
2.02	369,138	2.9	2.02
2.04	3,235,979	4.9	2.04
2.46	24,390	4.9	2.46
2.50	50,000	2.9	2.50
2.8375	21,145	4.7	2.8375
4.35	437,931	3.9	4.35
5.4375	88,800	3.9	5.4375
30.00	216,666	3.0	30.00
37.50	13,000	2.5	37.50
102.00	1,867	0.1	102.00
165.00	52,316	0.6	165.00
206.25	7,780	0.6	206.25
	4,995,263	4.3	3.07

Common Stock Options

In April 2022 the Company established the 2022 Omnibus Incentive Plan (the “Plan”). The Plan was approved by our Board and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors, and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 166,667. The shares of our common stock underlying cancelled and forfeited awards issued under the Plan may again become available for grant under the Plan. As of June 30, 2025, there were 124,600 stock options outstanding and 25,935 shares of restricted stock granted in prior years under the Plan, which left 16,132 shares available for grant under the Plan. Only July 24, 2025 shareholders voted to increase the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan by 583,334. The following table summarizes stock option transactions for the six months ended June 30, 2025:

	Six Months Ended June, 2025
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2024	124,600	$32.69
Granted	—	—
Forfeited/cancelled	—	—
Exercised	—	—
Options outstanding at June 30, 2025	124,600	$32.69
Options exercisable at June 30, 2025	109,692	$36.85

The weighted average remaining contractual life of all options outstanding, and all options vested and exercisable as of June 30, 2025 was approximately 7.75 years. Furthermore, the aggregate intrinsic value of all options outstanding and all options vested and exercisable as of June 30, 2025 was approximately $34,000 and $12,000, respectively, in each case based on the fair value of the Company’s common stock on June 30, 2025.

The total fair value of options that vested during the six months ended June 30, 2025 and 2024, was $7,000 and $222,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed statements of operations. As of June 30, 2025, 109,692 stock options were vested and exercisable and unvested compensation expense amounted to approximately $26,000.

Options outstanding as of June 30, 2025 are exercisable as follows:

	Stock Options Exercisable as of June 30, 2025
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.11	8,428	9.3	$2.11
10.50	16,666	7.8	10.50
25.50	50,000	7.6	25.50
74.40	34,598	7.0	74.40
	109,692

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

Ohri Matter

On July 22, 2024, the Company filed an AAA Arbitration Demand against Manu Ohri, its former Chief Financial Officer. In the demand, the Company asserts claims against Mr. Ohri for breach of his fiduciary duties and breach of contract and seeks a declaratory judgment providing that the Company may characterize Mr. Ohri’s termination as “for cause” under his employment agreement, and that the Company may revoke the separation agreement entered into between the Company and Mr. Ohri prior to the Company learning of Mr. Ohri’s breaches. In addition to the declaratory judgment, the Company seeks damages arising from Mr. Ohri’s violations, and attorneys’ fees and any forum and arbitration fees. On September 3, 2024, Mr. Ohri filed both a general denial of the Company’s claims against him and counterclaims for breach of his employment agreement and Separation Agreement. The final hearing date, originally scheduled for June 10, 2025, has been postponed indefinitely in order to allow the parties to mediate the dispute. At this time, mediation has not been scheduled. There is a status conference scheduled for August 19, 2025 before the AAA. At this stage in the proceedings the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any. The Company believes it has recorded an appropriate accrual for the matter.

TWF Global Matter

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a summons and complaint for interpleader against TWF and Z-One, LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock should be registered to TWF or Z-One LLC, as both of these entities have made conflicting demands for the shares. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One, LLC and that the Company be released from all associated liability and claims. The Court denied the motion without prejudice and agreed to reconsider the motion without further briefing upon the filing of a supplemental party affidavit. On May 9, 2024, Z-One, LLC filed a motion for summary judgement seeking dismissal of the action, representing that Z-One, LLC and TWF have settled their dispute over the entitlement to the Company’s shares of common stock and there is no remaining dispute before the Court. On May 21, 2024, the Company filed a supplemental affidavit in support of its motion for entry of default. On November 14, 2024, the Court held a hearing on the parties’ motions, at which the Court found that the motion for entry of default was mooted by the settlement agreement between Z-One, LLC and TWF. The Court ordered that the case be dismissed. On February 17, 2025, Z-One, LLC filed a Summons with Notice in the Supreme Court of the State of New York, County of New York. The Company then filed a demand that Z-One, LLC serve a complaint, and on June 25, 2025, Z-One, LLC filed a Complaint alleging that it is the holder, either originally or by assignment, of a Convertible Note in the principal amount of $150,000, that the Company breached the Convertible Note by failing to deliver conversion shares to Z-One, LLC, and that the Company owes it damages in excess of $500,000. The Company intends to seek dismissal of the case. The Company believes that the claims related to the Notes are without merit, and will continue to vigorously defend against these claims.

Silberfein, DiPietro, and Werthman Trust Matters

On July 8, 2025, Coby Silberfein filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 8, 2025, Justin DiPietro filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 9, 2025, Phillip Werthman Trust filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. The three summons with notice are identical and allege that the plaintiffs are holders of convertible notes and that the Company breached the convertible notes by failing to deliver shares of common stock due on conversion in in 2021. Plaintiffs are seeking specific performance and damages. The Company intends to demand that the plaintiffs file complaints and then seek dismissal of the complaints. The Company believes that the claims are without merit, and intends to vigorously defend against these claims.

Significant Agreements

Cytovance Biologics, Inc., a Related Party

In October 2020, the Company entered into a Master Services Agreement with Cytovance, to perform biologic development and manufacturing services, and to produce and test compounds used in the Company’s potential product candidates. The Company subsequently executed numerous Statements of Work (“SOWs”) for the research and development of products for use in clinical trials.

On August 24, 2022, the Company entered into a Settlement and Investment Agreement with Cytovance that amended existing SOWs and allowed for future invoices to be settled in in a combination of cash and issuance of the Company’s common stock. The Settlement and Investment Agreement also set Cytovance’s beneficial ownership limitation at 4.9% of the issued and outstanding shares of the Company’s common stock.

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

During the six months ended June 30, 2025 and 2024, the Company recognized research and development expenses of $626,000 and $778,000, respectively and made cash payments amounting to $364,000 and approximately $2.6 million, respectively to Cytovance. In addition, during the six months ended June 30, 2025, the Company issued pre-funded warrants to purchase up to 326,251 shares of common stock exercisable at $0.0001 per share to settle accounts payable valued at approximately $847,000; and during the six months ended June 30, 2024, the Company issued 127,597 shares of common stock to settle accounts payable valued at approximately $810,000.

As of June 30, 2025, the Company’s commitments in relation to unbilled and unaccrued SOWs and any related Change Orders from Cytovance for services that have not yet been rendered as of June 30, 2025, amounted to approximately $310,000.

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

On June 18, 2025, the 2023 Sponsored Research Agreement was amended to expire on December 31, 2025. In addition, payments amounting to $216,000 were added bringing the total payments due over the life of the agreement to approximately $1.9 million.

The Company recorded an expense classified as research and development of approximately $431,000 and $862,000, pursuant to the 2023 Sponsored Research Agreement, for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2023 Sponsored Research Agreement for services that have not yet been rendered as of June 30, 2025, amounted to approximately $431,000.

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

The Company recorded an expense classified as research and development of approximately $0 and $150,000, pursuant to the 2016 Exclusive Patent License Agreement, for the six months ended June 30, 2025 and 2024, respectively

2021 Exclusive License Agreement

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

The Company did not record any expense classified as research and development, pursuant to the 2021 Exclusive License Agreement, for the six months ended June 30, 2025 and 2024, respectively.

2024 GTB-3650 Clinical Trial Agreement

On November 18, 2024, the Registrant entered into an Investigator Initiated Clinical Trial Agreement (the “Agreement”) with the Regents of the University of Minnesota (the “University”), pursuant to which, the University shall sponsor an Investigational New Drug (“IND”) application for IND 165546 GTB-3650 (the “Research Program”) and shall serve as a sponsor investigator for a phase 1 clinical trial entitled, “GTB-3650 (CD16/IL-15/CD33) Tri-Specific Killer Engager (TriKE) for the Treatment of High Risk Myelodysplastic Syndromes (MDS), Refractory/Relapsed Acute Myeloid Leukemia (AML), and Minimal Residual Disease in AML,” designed by the University (the “Study”). The Research Program is being conducted for clinical research use. The budget for the Study, including without limitations, funding and resources, provides for up to approximately $2.1 million over the course of three years borne by the Company. The Study data will be owned by the University, however, the Company may use the Study data subject to any applicable signed informed consent documents and authorization forms, applicable law and terms of the Agreement. The University and the Company will each have the right to publish the Study results. The Agreement may be terminated by the Company or the University at any time upon thirty days’ written notice to the other party, by the University immediately for health, welfare and safety reasons, or by either party if the other party materially breaches the Agreement, provided that the breaching party fails to cure such breach within thirty days.

The Company did not record any expense classified as research and development, pursuant to the 2024 Clinical Trial Agreement, for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2024 Clinical Trial Agreement for services that have not yet been rendered as of June 30, 2025, amounted to approximately $1.9 million.

PDPC Advisors Inc., a Related Party

In June 2025, the Company entered into an Advisory Agreement (the “Agreement”) with PDPC Advisors Inc. (“PDPC”), to perform certain advisory services. Under the Agreement cash payments amounting to $100,000 are to be paid in six equal installments beginning on July 1, 2025 and ending on December 31, 2025. In addition, upon execution of the Agreement, the Company issued to PDPC on a pre-funded warrant to purchase 150,000 shares of common stock of the Company, which had a fair value of $537,000 at the time of issuance. The Agreement begins on July 1, 2026 and terminates on June 30, 2026. PDPC is considered a related party as its CEO is an individual who has voting and investment control over an entity whose beneficial ownership exceeded 5% of the issued and outstanding shares of the Company’s common stock.

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

We submitted a plan of compliance to the Staff on December 31, 2024, outlining our plan to conduct periodic public and private securities offerings to regain compliance. The Staff also requested additional information regarding our financing plans and financial projection, which we provided to them. On June 13, 2025, we received a letter from the Staff notifying us that we have regained compliance with the Minimum Stockholders’ Equity Requirement set forth in Nasdaq Listing Rule 5550(b)(1). Nasdaq will continue to monitor the Company to ensure its ongoing compliance with the Minimum Stockholders’ Equity Requirement, so if at the time of the filing of the Company’s next periodic financial statements the Company does not evidence compliance with the Minimum Stockholders’ Equity Requirement, the Company may be subject to delisting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$363,000	$1,805,000	$1,462,000	$2,561,000
Salaries	351,000	287,000	632,000	765,000
Insurance	61,000	76,000	121,000	152,000
Stock-based compensation	4,000	120,000	7,000	222,000
Operating expenses	734,000	1,619,000	1,223,000	3,297,000
Other income	(80,000)	(197,000)	(1,236,000)	(1,021,000)
Net loss	$1,433,000	$3,710,000	$2,209,000	$5,976,000

Note 9 – Subsequent Events

Exercise of Series L 10% Convertible Preferred Stock Greenshoe Rights

On July 28, 2025, a Purchaser of the Company’s Series L 10% Convertible Preferred Stock (the “Preferred Stock”) elected to exercise their Greenshoe Rights and purchased 222.22 shares of the Company’s Preferred Stock with a stated value of $222,222 for a purchase price of $200,000. As a result of the transaction the conversion price of the Preferred Stock was decreased from $2.043 to $1.7766. The conversion price adjustment constitutes a dilutive issuance and as a result, the exercise price of the Common Warrants and Vesting Warrants issued in the Series L 10% Convertible Preferred Stock transaction have been decreased, and the number of warrant shares have been increased, such that the aggregate exercise price of the warrants, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

Conversion of Series L 10% Convertible Preferred Stock

From July 1, 2025 through August 10, 2025 the holders of the Company’s Series L Convertible Preferred Stock have converted 543,273 shares of Series L Convertible Preferred Stock into 284,507 shares of common stock.

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

Warrant Liability

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Operating Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating Expenses:
Research and development	$363,000	$1,784,000	$(1,421,000)	(80)%
Selling, general and administrative	1,146,000	2,002,000	(856,000)	(43)%
Stock compensation	4,000	120,000	(116,000)	(97)%
Total Operating Expenses	$1,513,000	$3,906,000	$(2,393,000)	(61)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating Expenses:
Research and development	$1,462,000	$2,561,000	$(1,099,000)	(43)%
Selling, general and administrative	1,976,000	4,214,000	(2,238,000)	(53)%
Stock compensation	7,000	222,000	(215,000)	(97)%
Total Operating Expenses	$3,445,000	$6,997,000	$(3,552,000)	(51)%

Research and Development Expenses

Research and development expenses decreased by approximately $1.4 and $1.1 million for the three and six months ended June 30, 2025, respectively, compared to the same prior year periods, primarily due to a decrease in production and scientific research costs.

Research and development expenses relate to our continued licensing, development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising candidates. In late June 2024, we received clearance from the FDA with respect to our IND Application in relation to our next generation GTB-3650 camelid nanobody product. Study enrollment began in early 2025 and we have advanced into the clinic, enrolling patients, and performing tests for data collection throughout the year. Following our May 2025 financing we have restarted the final phase of product development of GTB-5550 and anticipate submission of an IND application for GTB-5550 in fourth quarter of 2025.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased by approximately $856,000 and $2.2 million for the three and six months ended June 30, 2025, compared to the same prior year periods, was primarily due to a significant reduction in legal fees and other cost reduction measures.

Other Income (Expense)

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Other Income (Expense):
Interest income	$38,000	$105,000	$(67,000)	(64)%
Change in fair value of warrant liability	(114,000)	117,000	(231,000)	(197)%
Unrealized gain (loss) on marketable securities	—	1,000	(1,000)	(100)%
Gain on settlement of vendor payable	—	—	—	—%
Other	156,000	(27,000)	183,000	678%
Total Other Income (Expense)	$80,000	$196,000	$(116,000)	(59)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Other Income (Expense):
Interest income	$70,000	$247,000	$(177,000)	(72)%
Change in fair value of warrant liability	12,000	775,000	(763,000)	(98)%
Unrealized gain (loss) on marketable securities	—	(1,000)	1,000	100%
Gain on settlement of vendor payable	998,000	—	998,000	—%
Other	156,000	—	156,000	—%
Total Other Income (Expense)	$1,236,000	$1,021,000	$215,000	21%

Interest Income

Interest income decreased by $67,000 and $177,000 for the three and six months ended June 30, 2025, respectively, compared to the same prior year periods, due to lower money market fund and short term investment balances.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability decreased by approximately $231,000 and $763,000 for the three and six months ended June 30, 2025, respectively, compared to the same prior year periods, resulting from a reduction in our warrant liability primarily due to the decline in the Company’s relative stock price at June 30, 2025 as compared to the prior comparable periods.

Gain on Settlement of Vendor Payable

In March 2025, a legal services firm currently engaged by the Company agreed to reduce the Company’s prior year unpaid fees by approximately $1 million. The Company classified this transaction as other income during the period ended June 30, 2025.

Other

In May 2025 the Company issued warrants underlying 24,390 shares of common stock exercisable at $2.24 per share with a fair value of approximately $44,000 in exchange for the waiver of a variable rate transaction (“VRT”). The Company classified this transaction as other income during the period ended June 30, 2025. The Company also recorded other income of $200,000 in June 2025 due to the extinguishment of an accrual of consulting fees recorded in prior years.

Net Loss

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net Loss	$(1,433,000)	$(3,710,000)	$2,277,000	61%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net Loss	$(2,209,000)	$(5,976,000)	$3,767,000	63%

Net loss decreased by approximately $2.3 and $3.8 million for the three and six months ended June 30, 2025, respectively, compared to the same prior year periods, primarily due to a decrease research and development expenses and legal fees, as described above.

Liquidity and Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. We do not have any product candidates approved for sale and have not generated any revenue from our product sales. We have sustained operating losses since inception, and we expect such losses to continue into the foreseeable future. Historically, we have financed our operations through public and private sales of common stock, the issuance of preferred and common stock, the issuance of convertible debt instruments, and strategic collaborations. For the six months ended June 30, 2025, we recorded a net loss of approximately $2.2 million and used cash in operations of approximately $5.2 million. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash Flows

	Six Months Ended June 30,
	2025	2024
Statements of Cash Flow Data:
Net cash used in operating activities	$(5,216,000)	$(7,699,000)
Net cash provided by investing activities	—	12,893,000
Net cash provided by financing activities	6,493,000	2,976,000
Net increase (decrease) in cash and cash equivalents and restricted cash	1,277,000	8,170,000
Cash and cash equivalents and restricted cash, beginning of period	4,044,000	1,079,000
Cash and cash equivalents and restricted cash, end of period	$5,321,000	$9,249,000

Operating Activities

Net cash used in operating activities was approximately $5.2 for the six months ended June 30, 2025 and was primarily due to a decrease in accounts payable and accrued expenses of $1.6 million and a net loss of $2.2 million.

Net cash used in operating activities was approximately $ 7.7 million for the six months ended June 30, 2024 and was primarily due to a net loss of $6.0 million and a decrease in accounts payable and accrued expenses of $1.3 million

Investing Activities

Net cash provided by financing activities was approximately $12.9 million for the six months ended June 30, 2024, resulted from proceeds of the sale of short-term investments.

Financing Activities

Net cash provided by financing activities was approximately $6.5 million for the six months ended June 30, 2025 and resulted from net proceeds from issuance of Series L Convertible Preferred Stock and warrants, and net proceeds from the exercise of warrants for cash and inducement warrants.

Net cash provided by financing activities approximately $3.0 million for the six months ended June 30, 2024 and resulted from net proceeds from issuance of common stock and warrants.

Working Capital (Deficit)

The following table summarizes total current assets, liabilities, and working capital (deficit) for the periods ended June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024	Increase/(Decrease)
Current assets	$7,124,000	$4,232,000	$2,892,000
Current liabilities	$2,307,000	$5,902,000	$(3,595,000)
Working capital (deficit)	$4,817,000	$(1,670,000)	$6,487,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2025. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ohri Matter

On July 22, 2024, the Company filed an AAA Arbitration demand against Manu Ohri, its former Chief Financial Officer. In the Demand, the Company asserts claims against Mr. Ohri for breach of his fiduciary duties and breach of contract and seeks a declaratory judgment providing that the Company may characterize Mr. Ohri’s termination as “for cause” under his employment agreement, and that the Company may revoke the separation agreement entered into between the Company and Mr. Ohri prior to the Company learning of Mr. Ohri’s breaches. In addition to the declaratory judgment, the Company seeks damages arising from Mr. Ohri’s violations, and attorneys’ fees and any forum and arbitration fees. On September 3, 2024, Mr. Ohri filed both a general denial of the Company’s claims against him and counterclaims for breach of his employment agreement and separation agreement. The final hearing date, originally scheduled for June 10, 2025, has been postponed indefinitely in order to allow the parties to mediate the dispute. At this time, mediation has not been scheduled. There is a status conference scheduled for August 19, 2025 before the AAA. At this stage in the proceedings the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any. The Company believes it has recorded an appropriate accrual for the matter.

TWF Global Matter

On May 24, 2023, TWF Global, LLC (“TWF”) filed a complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a Summons and complaint for interpleader against TWF and Z-One, LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock should be registered to TWF or Z-One, LLC, as both of these entities have made conflicting demands for the shares. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One, LLC and that the Company be released from all associated liability and claims. The Court denied the motion without prejudice and agreed to reconsider the motion without further briefing upon the filing of a supplemental party affidavit. On May 9, 2024, Z-One filed a motion for summary judgement seeking dismissal of the action, representing that Z-One, LLC and TWF have settled their dispute over the entitlement to the Company’s shares of common stock and there is no remaining dispute before the Court. On May 21, 2024, the Company filed a supplemental affidavit in support of its motion for entry of default. On November 14, 2024, the Court held a hearing on the parties’ motions, at which the Court found that the motion for entry of default was mooted by the settlement agreement between Z-One, LLC and TWF. The Court ordered that the case be dismissed. On February 17, 2025, Z-One, LLC filed a Summons with Notice in the Supreme Court of the State of New York, County of New York. The Company then filed a demand that Z-One, LLC serve a complaint, and on June 25, 2025, Z-One, LLC filed a Complaint alleging that it is the holder, either originally or by assignment, of a Convertible Note in the principal amount of $150,000, that the Company breached the Convertible Note by failing to deliver conversion shares to Z-One, LLC, and that the Company owes it damages in excess of $500,000. The Company intends to seek dismissal of the case. The Company believes that the claims related to the Notes are without merit, and will continue to vigorously defend against these claims.

Silberfein, DiPietro, and Werthman Trust Matters

On July 8, 2025, Coby Silberfein filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 8, 2025, Justin DiPietro filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 9, 2025, Phillip Werthman Trust filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. The three summons with notice are identical and allege that the plaintiffs are holders of convertible notes and that the Company breached the convertible notes by failing to deliver shares of common stock due on conversion in in 2021. Plaintiffs are seeking specific performance and damages. The Company intends to demand that the plaintiffs file complaints and then seek dismissal of the complaints. The Company believes that the claims are without merit, and intends to vigorously defend against these claims.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2025, the Company issued securities in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

In May and June 2025, the Company issued 50,000 shares of common stock and warrants underlying 200,000 shares of common stock with an aggregate fair value of approximately $718,000 to vendors as compensation for services. The warrants underlying 200,000 shares of common stock consist of warrants underlying 50,000 shares of common stock that are exercisable immediately upon issuance with a term of five years from the date of issuance at $2.50 per share, and warrants underlying 150,000 shares of common stock that are pre-funded warrants exercisable at any time after issuance and until exercised in full.

On May 14, 2025, pursuant to the May 2025 Private Placement of Equity Facility, the Company issued pre-funded warrants to purchase an aggregate of 300,000 shares of common stock as consideration for its irrevocable commitment to purchase the shares of common stock upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, with a fair market value of $672,000. The pre-funded warrants may be exercise at any time after issuance and until exercised in full.

On May 15, 2025, the Company issued warrants underlying 24,390 shares of Common Stock at an exercise price equal to $2.46 to investors in return entering into a Consent and Waiver Agreement dated March 18, 2025, with a fair market value of $44,000. The warrants are exercisable immediately upon issuance with a term of five years from the date of issuance.

All other issuances of unregistered equity securities during the three months ended June 30, 2025 have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Amendment to 2023 Sponsored Research Agreement

The Company entered into the First Amendment to the 2023 Sponsored Research Agreement, effective as of June 18, 2025 (the “Amendment”), with the Regents of the University of Minnesota, which amended the 2023 Sponsored Research Agreement to expire on December 31, 2025. In addition, pursuant to the Amendment, payments amounting to $216,000 were added bringing the total payments due over the life of the 2023 Sponsored Research Agreement to approximately $1.9 million.

Rule 10b5-1 Trading Plans

During the six months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	4/1/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	3/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	3/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	2/11/2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective June 13, 2022		10-K	3.5	001-40023	3/30/2023
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective February 1, 2024		8-K	3.1	001-40023	2/1/2024
3.7	Amended and Restated Bylaws of GT Biopharma, Inc. effective November 3, 2022		8-K	3.1	001-40023	11/9/2022
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		8-K	3.1	000-08092	4/4/2019
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc. dated April 3, 2019		10-K	4.2	001-40023	4/16/2021
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series L 10% Convertible Preferred Stock of GT Biopharma, Inc., dated May 12, 2025		8-K	3.1	001-40023	5/13/2025
4.4	Certificate of Increase to Certificate of Designation of Preferences, Rights and Limitations of Series L 10% Convertible Preferred Stock of GT Biopharma, Inc., dated May 21, 2025		8-K	3.1	001-40023	5/27/2025
4.5	Form of Series A Inducement Warrant		8-K	4.1	001-40023	2/26/2025
4.6	Form of Series B Inducement Warrant		8-K	4.2	001-40023	2/26/2025
4.7	Form of Prefunded Common Stock Purchase Warrant		8-K	4.1	001-40023	4/4/2025
4.8	Form of Common Warrant		8-K	4.1	001-40023	5/13/2025
4.9	Form of Vesting Warrant		8-K	4.2	001-40023	5/13/2025
10.1	Securities Purchase Agreement, dated as of May 12, 2025, between the Company and the purchasers identified therein		8-K	10.1	001-40023	5/13/2025
10.2	Registration Rights Agreement, dated as of May 12, 2025, between the Company and the purchasers identified therein		8-K	10.2	001-40023	5/13/2025
10.3	Form of Voting Agreement		8-K	10.3	001-40023	5/13/2025
10.4	Form of Lock-Up Agreement		8-K	10.4	001-40023	5/13/2025
10.5	First Amendment to Securities Purchase Agreement, dated as of May 21, 2025, between the Company and the purchasers identified therein		8-K	10.1	001-40023	5/27/2025
10.6	Joinder to Registration Rights Agreement, dated as of May 21, 2025, between the Company and the purchaser identified therein		8-K	10.2	001-40023	5/27/2025
10.7	First Amendment to Common Shares Purchase Agreement, dated as of June 10, 2025, between the Company and the investors identified therein		8-K	10.1	001-40023	6/11/2025
10.8	First Amendment to the Research Agreement, effective as of June 18, 2025, between the Company and the Regents of the University of Minnesota	*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	*
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GT BIOPHARMA, INC.

Dated: August 14, 2025	By:	/s/ Michael Breen
Michael Breen
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ Alan Urban
Alan Urban
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

