Form 10-Q
period 2025-09-30
GT Biopharma, Inc.
filed 2025-11-14
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025.

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

As of November 6, 2025, the registrant had 10,636,135 shares of common stock outstanding.

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

GT BIOPHARMA, INC.

FORM 10-Q

For the Nine Months Ended September 30, 2025

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	4
	Condensed Statements of Stockholders’ Equity (Deficit) and Mezzanine Equity for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	7
	Notes to Unaudited Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

SIGNATURES		35

GT BIOPHARMA, INC.

Condensed Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,528,000	$3,951,000
Restricted cash	93,000	93,000
Deferred offering costs	760,000	—
Prepaid expenses and other current assets	940,000	188,000
TOTAL ASSETS	$4,321,000	$4,232,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$769,000	$3,853,000
Accrued expenses	400,000	1,797,000
Dividend payable	144,000	—
Warrant liability	8,000	252,000
Total Current Liabilities	1,321,000	5,902,000

Stockholders’ Equity (Deficit)
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized: Series C - 96,230 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,000	1,000
Series L - 4,912 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.001, 250,000,000 shares authorized, 6,051,874 and 2,234,328 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6,000	2,000
Additional paid in capital	703,772,000	693,554,000
Accumulated deficit	(700,779,000)	(695,227,000)
Total Stockholders’ Equity (Deficit)	3,000,000	(1,670,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ (EQUITY) DEFICIT	$4,321,000	$4,232,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

Condensed Statements of Operations

	The Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—

Operating Expenses:
Research and development	$634,000	$1,307,000	$2,096,000	$3,868,000

Selling, general and administrative (including $379,000 and $0 of stock compensation for the three months ended September 30, 2025 and 2024, respectively, and $386,000 and $222,000 of stock compensation for the nine months ended September 30, 2025 and 2024, respectively)	2,748,000	2,297,000	4,731,000	6,733,000

Loss from Operations	(3,382,000)	(3,604,000)	(6,827,000)	(10,601,000)

Other Income (Expense)
Interest income	36,000	96,000	106,000	343,000
Change in fair value of warrant liability	232,000	95,000	244,000	870,000
Gain on settlement of vendor payable	—	—	998,000	—
Other income	—	—	156,000	—
Unrealized gain on short-term investments	—	2,000	—	1,000
Total Other Income (Expense), Net	268,000	193,000	1,504,000	1,214,000

Net Loss	(3,114,000)	(3,411,000)	(5,323,000)	(9,387,000)

Dividends on preferred stock	(144,000)	—	(229,000)	—

Net Loss attributable to common stockholders’	$(3,258,000)	$(3,411,000)	$(5,552,000)	$(9,387,000)

Net Loss Per Share - Basic and Diluted	$(0.83)	$(1.53)	$(1.84)	$(5.28)

Weighted average common shares outstanding - basic and diluted	3,940,714	2,234,328	3,025,033	1,777,313

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) and MEZZANINE EQUITY

For The Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited):

	Series C Preferred Shares		Series L Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity	Mezzanine Equity Series L Preferred Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Shares	Amount

Balance, June 30, 2025	96,230	$1,000	-	$-	3,272,995	$3,000	$700,378,000	$(697,521,000)	$2,861,000	6,301	$1,956,000
Mezzanine equity reclassification	-	-	6,301	-	-	-	1,956,000	-	1,956,000	(6,301)	(1,956,000)
Series L convertible preferred stock issued for cash, net	-	-	1,222	-	-	-	1,062,000	-	1,062,000	-	-
Conversion of Series L convertible preferred stock into common stock	-	-	(2,611)	-	2,778,852	3,000	(3,000)	-	-	-	-
Dividend on Series L convertible preferred stock	-	-	-	-	-	-	-	(144,000)	(144,000)	-	-
Fair value of vested stock options	-	-	-	-	-	-	379,000	-	379,000	-	-
Net loss	-	-	-	-	-	-	-	(3,114,000)	(3,114,000)	-	-
Balance, September 30, 2025	96,230	$1,000	4,912	$-	6,051,847	$6,000	$703,772,000	$(700,779,000)	$3,000,000	-	$-

	Series C Preferred Shares		Series L Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity	Mezzanine Equity Series L Preferred Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Shares	Amount

Balance, December 31, 2024	96,230	$1,000	-	$-	2,234,328	$2,000	$693,554,000	$(695,227,000)	$(1,670,000)	-	-
Exercise of warrants for cash and inducement warrants, net	-	-	-	-	537,069	1,000	1,051,000	-	1,052,000	-	-
Series L convertible preferred stock and warrants issued for cash, net	-	-	7,833	-	-	-	6,503,000	-	6,503,000	-	-
Conversion of Series L convertible preferred stock into common stock	-	-	(2,921)	-	2,930,450	3,000	(3,000)	-	-	-	-
Issuance of prefunded warrants in settlement of vendor payable	-	-	-	-	-	-	847,000	-	847,000	-	-
Issuance and exercise of prefunded warrants for ELOC fee	-	-	-	-	300,000	-	672,000	-	672,000	-	-
Issuance of common stock and warrants for services	-	-	-	-	50,000	-	718,000	-	718,000	-	-
Issuance of warrants for VRT waiver	-	-	-	-	-	-	44,000	-	44,000	-	-
Dividend on Series L convertible preferred stock	-	-	-	-	-	-	-	(229,000)	(229,000)	-	-
Fair value of vested stock options	-	-	-	-	-	-	386,000	-	386,000	-	-
Net loss	-	-	-	-	-	-	-	(5,323,000)	(5,323,000)	-	-
Balance, September 30, 2025	96,230	$1,000	4,912	$-	6,051,847	$6,000	$703,772,000	$(700,779,000)	$3,000,000	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited):

	Series C Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’	Mezzanine Equity Series L Preferred Shares
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount

Balance, June 30, 2024	96,230	$1,000	2,234,348	$2,000	$693,546,000	$(688,041,000)	$5,508,000	-	-
Issuance of common stock and warrants for cash, net	-	-	-	-	-	-	-	-	-
Cancellation of common stock previously issued to prior CFO	-	-	-	-	-	-	-	-	-
Issuance of common stock in settlement of vendor payable	-	-	-	-	-	-	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,411,000)	(3,411,000)		-
Balance, September 30, 2024	96,230	$1,000	2,234,348	$2,000	$693,546,000	$(691,452,000)	$2,097,000	-	-

	Series C Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’	Mezzanine Equity Series L Preferred Shares
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount

Balance, December 31, 2023	96,230	$1,000	1,380,653	$1,000	$689,539,000	$(682,065,000)	$7,476,000	-	-
Issuance of common stock and warrants for cash, net	-	-	740,000	1,000	2,975,000	-	2,976,000	-	-
Cancellation of common stock previously issued to prior CFO	-	-	(13,902)	-	-	-	-	-	-
Issuance of common stock in settlement of vendor payable	-	-	127,597	-	810,000	-	810,000	-	-
Fair value of vested stock options	-	-	-	-	222,000	-	222,000	-	-
Net loss	-	-	-	-	-	(9,387,000)	(9,387,000)	-	-
Balance, September 30, 2024	96,230	$1,000	2,234,348	$2,000	$693,546,000	$(691,452,000)	$2,097,000	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

Condensed Statements of Cash Flows

	For The Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,323,000)	$(9,387,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	386,000	222,000
Issuance of warrants for VRT waiver	44,000	—
Change in fair value of warrant liability	(244,000)	(870,000)
Gain on settlement of debt	(998,000)	—
Gain on extinguishment of debt	(200,000)	—
Unrealized gain on short-term investments	—	1,000
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(122,000)	(164,000)
Decrease in accounts payable and accrued expenses	(2,436,000)	(233,000)
Decrease in operating lease right-of-use assets		53,000
(Increase) in operating lease liability	—	(58,000)
Net Cash Used in Operating Activities	(8,893,000)	(10,436,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	—	12,892,000
Net Cash Provided by Investing Activities	—	12,892,000

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants and issuance of inducement warrants for cash, net	1,052,000	—
Proceeds from issuance of common stock and warrants, net		2,976,000
Proceeds from issuance of Series L convertible preferred stock and warrants, net	6,503,000
Payment of dividend on Series L convertible preferred stock	(85,000)	—
Net Cash Provided by Financing Activities	7,470,000	2,976,000

Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(1,423,000)	5,432,000
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	4,044,000	1,079,000
Cash and Cash Equivalents and Restricted Cash at End of Period	$2,621,000	$6,511,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of Series L convertible preferred stock vested warrants	$3,389,000	$—
Fair value of prefunded warrants issued for ELOC fee	$672,000	$—
Fair value of common stock and warrants issued for services	$718,000	$—
Fair value of prefunded warrant and common stock to settle vendor payable	$847,000	$810,000
Dividend declared on Series L convertible preferred stock	$229,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

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

Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception, and expects such losses to continue into the foreseeable future. Historically, the Company has financed its operations through public and private sales of common stock, the issuance of preferred and common stock, the issuance of convertible debt instruments, and strategic collaborations. For the nine months ended September 30, 2025, the Company recorded a net loss of approximately $5.3 million and used cash in operations of approximately $8.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying unaudited condensed financial statements. At September 30, 2025 and December 31, 2024, total cash equivalents which consist of money market funds and treasuries with maturities of three months or less, amounted to approximately $2.1 million and $3.8 million, respectively.

Restricted Cash

As of September 30, 2025, the Company has classified certain cash balances as restricted cash in its unaudited condensed balance sheets. The Company’s restricted cash is deposited in a financial institution and held as a collateral for a credit card agreement with the same financial institution.

Deferred Offering Costs

The Company capitalizes the fair value of equity instruments granted and certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of September 30, 2025, there was $0.8 million of deferred offering costs on the balance sheet.

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

The carrying amount of the Company’s warrant liability of $8,000 and $252,000 at September 30, 2025 and December 31, 2024, respectively, was based on Level 3 measurements.

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

Equity instruments accounted as Mezzanine Equity upon issuance were reclassified to permanent equity as of September 30, 2025 as a result of subsequent amendments to its terms.

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

The following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)
Series L convertible preferred stock [1]	7,649,792	—
Options to purchase common stock	597,550	101,264
Warrants to purchase common stock	49,459,390	1,133,762
Total anti-dilutive securities	57,706,732	1,235,026

[1]	Converted into common stock using a conversion price of $0.6421 per share, as of September 30, 2025

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

Note 3 – Accounts Payable and Related Party

Accounts payable consist of the following:

	As of		As of
	September 30, 2025%		December 31, 2024%
Accounts payable to Cytovance, a related party [1]	$60,000	8%	$1,183,000	31%
Accounts payable to University of Minnesota	463,000	60%	712,000	18%
Legal services firm	—	—%	1,505,000	39%
Other accounts payable	246,000	32%	453,000	12%
Total accounts payable	$769,000	100%	$3,853,000	100%

[1]	Accounts Payable to Cytovance, a related party, since Cytovance owns greater than 5% of the Company’s issued and outstanding common stock. See Note 7 – Commitments and Contingencies, Significant Agreements.

Cytovance, a Related Party

The details of the Company’s accounts payable to Cytovance were as follows:

	Nine Months Ending
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Beginning balance	$1,183,000	$3,515,000
Invoices, net	686,000	1,365,000
Payments in cash	(962,000)	(3,432,000)
Payments in common stock, at fair value	—	(810,000)
Payments in pre-funded warrants, at fair value	(847,000)	—
Ending balance	$60,000	$638,000

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

In March 2025, a legal services firm currently engaged by the Company agreed to reduce the Company’s prior year unpaid fees by approximately $1 million. The Company classified this transaction as other income.

University of Minnesota

See Note 7 – Commitments and Contingencies, Significant Agreements.

PDPC Advisors Inc., a Related Party

On June 30, 2025, the Company entered into an Advisory Agreement (the “Agreement”) with PDPC Advisors Inc. (“PDPC”), to perform certain advisory services. Under the Agreement cash payments amounting to $100,000 are to be paid in six equal installments beginning on July 1, 2025 and ending on December 31, 2025. In addition, upon execution of the Agreement, the Company issued to PDPC a pre-funded warrant to purchase 150,000 shares of common stock of the Company, which had a fair value of $537,000 at the time of issuance. The Agreement begins on July 1, 2025 and terminates on June 30, 2026. PDPC is considered a related party as its CEO is an individual who has voting and investment control over an entity whose beneficial ownership exceeded 5% of the issued and outstanding shares of the Company’s common stock.

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

The 2023 Warrant liability is valued using a Black Scholes Option pricing model with the following assumptions:

	2023 Warrants
	September 30, 2025	December 31, 2024
	(Unaudited)
Stock price	$0.59	$3.05
Risk-free interest rate [1]	3.61%	4.27%
Expected volatility [2]	110%	114%
Expected life (in years) [3]	2.25 – 2.76	3.0 – 3.50
Expected dividend yield [4]	—	—
Fair value of warrants	$8,000	$252,000

[1]	Based on rates established by the Federal Reserve Bank
[2]	Historical volatility of the Company’s common stock is used to estimate the future volatility of its common stock
[3]	Determined by the remaining contractual life of the derivative instrument
[4]	Based on no dividends paid or expected to be paid

The details of warrant liability transactions were as follows:

	Nine Months Ending
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Beginning balance	$252,000	$1,052,000
Issuance of warrants at fair value	—	—
Change in fair value	(244,000)	(870,000)
Extinguishment	—	—
Ending balance	$8,000	$182,000

Note 5 – Stockholders’ Equity (Deficit)

The Company’s authorized capital as of September 30, 2025 was 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

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

Preferred Stock

Series C Preferred Stock

As of September 30, 2025, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of numerous reverse stock-splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are convertible into an infinitesimal amount of common stock, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Board. No dividends to holders of the Series C Preferred Stock were declared or unpaid through September 30, 2025.

Series L Convertible Preferred Stock and Warrants

On May 12, 2025 (as amended May 21, 2025), the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”) providing for the issuance and sale of (i) 6,611.11 shares of the Company’s Series L 10% Convertible Preferred Stock (the “Series L Convertible Preferred Stock”) with an aggregate stated value of $6,611,111, (ii) warrants to purchase up to 100% of the shares of the Company’s common stock issuable upon conversion of the shares of Series L Convertible Preferred Stock (the “Common Warrants”), and (iii) warrants to purchase up to the number of Greenshoe Conversion Shares (as defined in the Securities Purchase Agreement) issuable upon exercise of the Greenshoe Right (as defined below) (the “Vesting Warrants”, and together with the Common Warrants, the “Warrants”). The aggregate purchase price of the Series L Convertible Preferred Stock and Warrants was $5,950,000, and net proceeds was $5,441,000.

Pursuant to the Securities Purchase Agreement, each Purchaser may elect to purchase shares of Series L Convertible Preferred Stock with an aggregate stated value of up to $24,018,349 (the “Greenshoe Rights”) for an aggregate purchase price of $21,616,514, subject to adjustments. Each Purchaser is entitled to exercise its respective Greenshoe Rights in the ratio of such Purchaser’s original subscription amount to the original aggregate subscription amounts of all Purchasers.

On May 12, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series L 10% Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. On May 22, 2025, the Company increased the shares of Series L Convertible Preferred Stock from 28,056 shares to 30,630 shares.

Pursuant to the Certificate of Designation and subject to certain ownership limitations, the Series L Convertible Preferred Stock may be converted at any time at the option of the Purchasers into shares of the Company’s common stock at an initial conversion price of $2.043, subject to certain conditions. In addition, the holders of the Series L Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 10% per annum until May 11, 2026, increasing to 12% per annum thereafter. The dividends are payable quarterly in cash, shares of the Company’s common stock, or a combination thereof.

Pursuant to the Securities Purchase Agreement, each Purchaser was issued (i) a Common Warrant and (ii) a Vesting Warrant. An aggregate of 3,235,978 Common Warrants were issued with an initial exercise price of $2.043 per share, are exercisable immediately subject to certain ownership limitations, and have a term of five years. An aggregate of 11,576,406 Vesting Warrants were issued with an initial exercise price of $2.043 per share, are exercisable immediately subject to certain vesting and ownership limitations, and have a term of five years from the date that the applicable warrant shares vest.

The Preferred Shares and Warrants both have full-ratchet price and anti-dilution protections and are subject to other adjustments, as further described in the Certificate of Designation or the Warrants, as applicable, subject, solely with respect to adjustments in connection with the exercise of Greenshoe Rights, a floor price of $0.454 per share (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions).

The Company and the Purchasers entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the public resale of the common stock issuable upon conversion of the Series L Convertible Preferred Stock and upon exercise of the Warrants. The Company agreed to file a registration statement within 30 days after the initial closing and after each closing of the exercise of a Greenshoe Right in accordance with the Securities Purchase Agreement, to become effective no later than 90 days after filing. If these deadlines are not met, the Company will be liable for liquidated damages of 1.5% of the subscription amount paid by each Purchaser. Further, if the Company fails to pay such liquidated damages within 7 days from the date payable, the Company will pay interest thereon at the prime rate plus 12% to each holder of the registrable securities.

Pursuant to the Securities Purchase Agreement, the Company agreed to hold a meeting of its stockholders at the earliest practical date after the execution of the Securities Purchase Agreement for the purpose of obtaining stockholder approval for the issuance, in the aggregate, of more than 19.99% of the number of shares of the Company’s common stock outstanding on the date of the initial closing (“Shareholder Approval”). Shareholder Approval was obtained on July 24, 2025.

During the three months ended September 30, 2025, Purchasers of the Company’s Series L 10% Convertible Preferred Stock elected to exercise their Greenshoe Rights and purchased 1,222.22 shares of the Company’s Series L 10% Convertible Preferred Stock with a stated value of $1,222,222 for a purchase price of $1,100,000. As a result of the transactions, the conversion price of the Series L 10% Convertible Preferred Stock was decreased from $2.043 to $0.6421. The conversion price adjustment constitutes a Dilutive Issuance (as defined in each of the Common Warrants and Vesting Warrants) and as a result, the exercise price of the Warrants have been decreased, and the number of warrant shares have been increased, such that the aggregate exercise price of the Warrants, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

Dividends to holders of the Series L Convertible Preferred Stock in the amount of $229,000 were declared and $144,000 was unpaid as of September 30, 2025.

Series L Convertible Preferred Stock initially classified as Mezzanine Equity

The May 2025 private placement of Series L Convertible Preferred Stock and Warrants described above was allocated to mezzanine equity and additional paid in capital based on the relative fair value of the Series L Convertible Preferred Stock and Warrants at issuance, respectively. Initially, upon the occurrence of certain triggering events, each holder had the right to require the Company to redeem the Preferred Shares at a premium, in accordance with and subject to certain conditions as further described in the Certificate of Designation. Accordingly, the relative fair value of the Series L Convertible Preferred Stock was initially recorded as mezzanine equity. The relative fair value of the Warrants was recorded in additional paid in capital. The relative fair values and allocation of net proceeds is below:

	Relative Fair Value	Percentage
Series L Convertible Preferred Stock	3,688,000	37.7%
Warrants	6,089,000	62.3%
Total	9,777,000	100.0%

	Allocation of Net Proceeds	Percentage
Mezzanine equity	2,052,000	37.7%
Additional paid in capital	3,389,000	62.3%
Total	5,441,000	100.0%

In September 2025, all the holders of GT Biopharma, Inc.’s Series L 10% Convertible Preferred Stock provided waivers and agreed to waive the rights to redemption set forth in the Certificate of Designation. Accordingly, as of September 30, 2025 the Preferred Stock has been reclassified from mezzanine equity to shareholders’ equity as it is no longer conditionally redeemable upon the occurrence of certain events that were not solely within the control of the Company,

Note 6 – Common Stock Warrants and Options

Common Stock Warrants

Stock warrant transactions for the nine months ended September 30, 2025 were as follows:

	Nine Months Ended September 30, 2025
	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2024	1,120,429	$18.85
Granted	16,468,308	2.04
Granted pursuant to full-ratchet price and anti-dilution protections	32,709,588	0.64
Forfeited/cancelled	(1,866)	102.00
Exercised	(837,069)	2.11
Warrants outstanding at September 30, 2025	49,459,390	$1.04
Warrants exercisable at September 30, 2025	13,956,955	$2.04

The aggregate intrinsic value of all warrants outstanding and all warrants vested and exercisable as of September 30, 2025 was approximately $281,000, in each case based on the fair value of the Company’s common stock on September 30, 2025.

Pursuant to the May 2025 Private Placement of Series L Convertible Preferred Stock and Warrants the Company issued an aggregate of 3,235,978 Common Warrants with an initial exercise price of $2.043 per share, they are exercisable, subject to certain ownership limitations, immediately upon issuance and have a term of exercise equal to five years. An aggregate of 11,756,406 Vesting Warrants were issued with an initial exercise price of $2.043 per share, they are exercisable subject to certain vesting and ownership limitations, and have a term of exercise equal to five years from the date that the applicable warrant shares vest. The Common and Vesting Warrants both have full-ratchet price and anti-dilition protections and are subject to other adjustments, as further described in the Certificate of Designation or the Warrants, as applicable, subject, solely with respect to adjustments in connection with the exercise of Greenshoe Rights, a floor price of $0.454 per share (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions). As of September 30, 2025 pursuant to full-ratchet price and anti-dilution protections the exercise price of the Common and Vesting Warrants has been reduced to $0.6421 and an additional 32,709,588 Common and Vesting Warrants have been issued.

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

Warrants outstanding as of September 30, 2025 are exercisable as follows:

	Warrants Outstanding and Exercisable as of September 30, 2025
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.0001	476,251	N/A	$0.0001
0.6421	10,296,061	4.6	0.6421
0.6421	37,405,912	N/A	0.6421
2.02	369,138	2.7	2.02
2.46	24,390	4.6	2.46
2.50	50,000	2.6	2.50
2.8375	21,145	4.6	2.8375
4.35	437,931	3.6	4.35
5.4375	88,800	3.6	5.4375
30.00	216,666	2.8	30.00
37.50	13,000	2.3	37.50
165.00	52,316	0.4	165.00
206.25	7,780	0.4	206.25
	49,459,390	4.5	1.04

Common Stock Options

In April 2022 the Company established the 2022 Omnibus Incentive Plan (the “Plan”). The Plan was approved by our Board and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors, and key consultants. On July 24, 2025 shareholders voted to increase the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan by 583,334. Pursuant to the increase, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 750,000. The shares of our common stock underlying cancelled and forfeited awards issued under the Plan may again become available for grant under the Plan. As of September 30, 2025, there were 597,550 stock options outstanding and 25,935 shares of restricted stock granted in prior years under the Plan, which left 126,515 shares available for grant under the Plan. The following table summarizes stock option transactions for the nine months ended September 30, 2025:

	Nine Months Ended September, 2025
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2024	124,600	$32.69
Granted	525,000	1.33
Forfeited/cancelled	(52,050)	43.08
Exercised	—	—
Options outstanding at September 30, 2025	597,550	$4.23
Options exercisable at September 30, 2025	396,439	$5.68

The weighted average remaining contractual life of all options outstanding, and all options vested and exercisable as of September 30, 2025 was approximately 9.6 years. Furthermore, the aggregate intrinsic value of all options outstanding and all options vested and exercisable as of September 30, 2025 was $0, in each case based on the fair value of the Company’s common stock on September 30, 2025.

The total fair value of options that vested during the nine months ended September 30, 2025 and 2024, was $386,000 and $222,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed statements of operations. As of September 30, 2025, 396,439 stock options were vested and exercisable and unvested compensation expense amounted to approximately $236,000.

Options outstanding as of September 30, 2025 are exercisable as follows:

	Stock Options Exercisable as of September 30, 2025
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.33	337,500	9.9	$1.33
2.11	9,723	7.7	2.11
10.50	16,667	7.6	10.50
25.50	16,667	7.3	25.50
74.40	15,882	6.8	74.40
	396,439

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

Ohri Matter

On July 22, 2024, the Company filed an AAA Arbitration Demand against Manu Ohri, its former Chief Financial Officer. In the demand, the Company asserts claims against Mr. Ohri for breach of his fiduciary duties and breach of contract and seeks a declaratory judgment providing that the Company may characterize Mr. Ohri’s termination as “for cause” under his employment agreement, and that the Company may revoke the separation agreement entered into between the Company and Mr. Ohri prior to the Company learning of Mr. Ohri’s breaches. In addition to the declaratory judgment, the Company seeks damages arising from Mr. Ohri’s violations, and attorneys’ fees and any forum and arbitration fees. On September 3, 2024, Mr. Ohri filed both a general denial of the Company’s claims against him and counterclaims for breach of his employment agreement and Separation Agreement. The final hearing date, originally scheduled for June 10, 2025, has been postponed indefinitely in order to allow the parties to mediate the dispute. At this time, mediation has not been scheduled. There is a status conference scheduled for December 11, 2025 before the AAA. At this stage in the proceedings the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any. The Company believes it has recorded an appropriate accrual for the matter.

TWF Global Matter

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a summons and complaint for interpleader against TWF and Z-One, LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock should be registered to TWF or Z-One LLC, as both of these entities have made conflicting demands for the shares. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One, LLC and that the Company be released from all associated liability and claims. The Court denied the motion without prejudice and agreed to reconsider the motion without further briefing upon the filing of a supplemental party affidavit. On May 9, 2024, Z-One, LLC filed a motion for summary judgement seeking dismissal of the action, representing that Z-One, LLC and TWF have settled their dispute over the entitlement to the Company’s shares of common stock and there is no remaining dispute before the Court. On May 21, 2024, the Company filed a supplemental affidavit in support of its motion for entry of default. On November 14, 2024, the Court held a hearing on the parties’ motions, at which the Court found that the motion for entry of default was mooted by the settlement agreement between Z-One, LLC and TWF. The Court ordered that the case be dismissed. On February 17, 2025, Z-One, LLC filed a Summons with Notice in the Supreme Court of the State of New York, County of New York. The Company then filed a demand that Z-One, LLC serve a complaint, and on June 25, 2025, Z-One, LLC filed a Complaint alleging that it is the holder, either originally or by assignment, of a Convertible Note in the principal amount of $150,000, that the Company breached the Convertible Note by failing to deliver conversion shares to Z-One, LLC, and that the Company owes it damages in excess of $500,000. On August 26, 2025, the Company filed a motion to dismiss the Complaint in its entirety for lack of standing and failure to state a cause of action. The Company believes that the claims related to the Notes are without merit, and will continue to vigorously defend against these claims.

Silberfein, DiPietro, and Werthman Trust Matters

On July 8, 2025, Coby Silberfein filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 8, 2025, Justin DiPietro filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 9, 2025, Phillip Werthman Trust filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. The three summons with notice are identical and allege that the plaintiffs are holders of convertible notes and that the Company breached the convertible notes by failing to deliver shares of common stock due on conversion in in 2021. Plaintiffs are seeking specific performance and damages. On August 12, 2025, the Company filed demands that the plaintiffs serve complaints. On September 2, 2025, each plaintiff served a Complaint similar in substance to the summons, except that Plaintiff Silberfein now alleges breach of a convertible note with a principal amount of $150,000, rather than $100,000. Each plaintiff alleges that the Company breached a convertible note by failing to deliver conversion shares to the plaintiff holder, and that the Company owes damages in excess of $500,000. The Company intends to seek dismissal of the complaints. The Company believes that the claims are without merit, and intends to vigorously defend against these claims.

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

During the nine months ended September 30, 2025 and 2024, the Company recognized research and development expenses of approximately $686,000 and $1.4 million, respectively and made cash payments amounting to approximately $1 million and $3.4 million, respectively to Cytovance. In addition, during the nine months ended September 30, 2025, the Company issued pre-funded warrants to purchase up to 326,251 shares of common stock exercisable at $0.0001 per share to settle accounts payable valued at approximately $847,000; and during the nine months ended September 30, 2024, the Company issued 127,597 shares of common stock to settle accounts payable valued at approximately $810,000.

As of September 30, 2025, the Company’s commitments in relation to unbilled and unaccrued SOWs and any related Change Orders from Cytovance for services that have not yet been rendered as of September 30, 2025, amounted to approximately $273,000.

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

The Company recorded an expense classified as research and development of approximately $647,000 and $863,000, pursuant to the 2023 Sponsored Research Agreement, for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2023 Sponsored Research Agreement for services that have not yet been rendered as of September 30, 2025, amounted to approximately $216,000.

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

The Company recorded an expense classified as research and development of approximately $0 and $145,000, pursuant to the 2016 Exclusive Patent License Agreement, for the nine months ended September 30, 2025 and 2024, respectively

2021 Exclusive License Agreement

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

The Company did not record any expense classified as research and development, pursuant to the 2021 Exclusive License Agreement, for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company did not record any expense classified as research and development, pursuant to the 2024 Clinical Trial Agreement, for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2024 Clinical Trial Agreement for services that have not yet been rendered as of September 30, 2025, amounted to approximately $1.9 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$634,000	$1,307,000	$2,096,000	$3,868,000
Salaries	373,000	340,000	1,006,000	1,106,000
Insurance	54,000	42,000	175,000	194,000
Stock-based compensation	379,000	—	386,000	222,000
Operating expenses	1,942,000	1,915,000	3,164,000	5,211,000
Other income	(268,000)	(193,000)	(1,504,000)	(1,214,000)
Net loss	$3,114,000	$3,411,000	$5,323,000	$9,387,000

Note 9 – Subsequent Events

Exercise of Series L 10% Convertible Preferred Stock Greenshoe Rights

During October 2025, Purchasers of the Company’s Series L 10% Convertible Preferred Stock (the “Preferred Stock”) elected to exercise their Greenshoe Rights and purchased 2,055.55 shares of the Company’s Preferred Stock with a stated value of $2,055,556 for a purchase price of $1,850,000. As a result of the transaction the conversion price of the Preferred Stock was decreased from $0.6421 to $0.5319. The conversion price adjustment constitutes a dilutive issuance and as a result, the exercise price of the Common Warrants and Vesting Warrants issued in the Series L 10% Convertible Preferred Stock transaction have been decreased, and the number of warrant shares have been increased, such that the aggregate exercise price of the warrants, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

Conversion of Series L 10% Convertible Preferred Stock

During October 2025, the holders of the Company’s Series L Convertible Preferred Stock have converted 2,556.48 shares of Series L Convertible Preferred Stock into 4,309,288 shares of common stock.

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

GTB-5550

GTB-5550 is a B7-H3 targeted TriKE® which targets B7-H3 on the surface of advanced solid tumors (figure above). GTB-5550 is our first dual camelid TriKE®. B7-H3 is expressed on a broad spectrum of solid tumor malignancies, allowing our team to target these malignancies through GTB-5550. Pre-clinical work has shown that this molecule has NK-cell targeted activity against a variety of solid tumors, including head and neck cancer squamous cell carcinoma (figure below), prostate cancer, breast cancer, ovarian cancer, glioblastoma, and lung cancer (amongst others). We are advancing GTB-5550 through preclinical studies and initiated a GMP manufacturing campaign in anticipation of filing an IND. A pre-IND packet was submitted to the FDA in October 2023 with a written response from the FDA in December 2023. The main question from the FDA was regarding pre-clinical toxicology and a pivot to subcutaneous dosing. The initial trial is designed as a basket trial for patients with B7-H3+ solid tumors using Monday through Friday dosing (2 weeks on and 2 weeks off to prevent immune exhaustion), and is dependent on manufacturing of clinical materials. We anticipate submission of an IND application for GTB-5550 in late December 2025 or in January 2026.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Operating Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating Expenses:
Research and development	$634,000	$1,307,000	$(673,000)	(51)%
Selling, general and administrative	2,369,000	2,297,000	72,000	3%
Stock compensation	379,000	—	379,000	—%
Total Operating Expenses	$3,382,000	$3,604,000	$(222,000)	(6)%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating Expenses:
Research and development	$2,096,000	$3,868,000	$(1,772,000)	(46)%
Selling, general and administrative	4,345,000	6,511,000	(2,166,000)	(33)%
Stock compensation	386,000	222,000	164,000	74%
Total Operating Expenses	$6,827,000	$10,601,000	$(3,774,000)	(36)%

Research and Development Expenses

Research and development expenses decreased by approximately $0.7 and $1.8 million for the three and nine months ended September 30, 2025, respectively, compared to the same prior year periods, primarily due to a decrease in production and material costs.

Research and development expenses relate to our continued licensing, development and production of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising candidates. In late June 2024, we received clearance from the FDA with respect to our IND Application in relation to our next generation GTB-3650 camelid nanobody product. Study enrollment began in early 2025 and we have advanced into the clinic, enrolling patients, and performing tests for data collection throughout the year. Following our May 2025 financing we have restarted the final phase of product development of GTB-5550 and anticipate submission of an IND application for GTB-5550 in late December 2025 or in January 2026.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses remained relatively flat, increasing by approximately $72,000 for the three months ended September 30, 2025, compared to the same prior year period. Selling, general, and administrative expenses decreased by approximately $2.2 million for the nine months ended September 30, 2025, compared to the same prior year period, and was primarily due to a significant reduction in legal fees and other cost reduction measures, and partially offset by increased marketing expenses.

Other Income (Expense)

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Other Income (Expense):
Interest income	$36,000	$96,000	$(60,000)	(63)%
Change in fair value of warrant liability	232,000	95,000	137,000	144%
Unrealized gain (loss) on marketable securities	—	2,000	(2,000)	(100)%
Total Other Income (Expense)	$268,000	$193,000	$75,000	39%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Other Income (Expense):
Interest income	$106,000	$343,000	$(237,000)	(69)%
Change in fair value of warrant liability	244,000	870,000	(626,000)	(72)%
Unrealized gain (loss) on marketable securities	—	1,000	(1,000)	(100)%
Gain on settlement of vendor payable	998,000	—	998,000	—%
Other	156,000	—	156,000	—%
Total Other Income (Expense)	$1,504,000	$1,214,000	$290,000	24%

Interest Income

Interest income decreased by $60,000 and $237,000 for the three and nine months ended September 30, 2025, respectively, compared to the same prior year periods, due to lower money market fund and short term investment balances.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability increased by approximately $137,000 for the three months ended September 30, 2025, compared to the same prior year period, resulting from a reduction in our warrant liability primarily due to the relative decline in the Company’s stock price at September 30, 2025 as compared to the prior comparable period.

The change in fair value of warrant liability decreased by approximately $626,000 for the nine months ended September 30, 2025, compared to the same prior year period, resulting from a lesser reduction in our warrant liability primarily due to the relative decline in the Company’s stock price at September 30, 2025 as compared to the prior comparable period.

Gain on Settlement of Vendor Payable

In March 2025, a legal services firm currently engaged by the Company agreed to reduce the Company’s prior year unpaid fees by approximately $1 million. The Company classified this transaction as other income in June 30, 2025.

Other

In May 2025 the Company issued warrants underlying 24,390 shares of common stock exercisable at $2.24 per share with a fair value of approximately $44,000 in exchange for the waiver of a variable rate transaction (“VRT”). The Company classified this transaction as other income in June 30, 2025. The Company also recorded other income of $200,000 in June 2025 due to the extinguishment of an accrual of consulting fees recorded in prior years.

Net Loss

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net Loss	$(3,114,000)	$(3,411,000)	$297,000	9%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net Loss	$(5,323,000)	$(9,387,000)	$4,064,000	43%

Net loss decreased by approximately $300,00 and $4.1 million for the three and nine months ended September 30, 2025, respectively, compared to the same prior year periods, primarily due to a decrease research and development expenses and legal fees, as described above.

Liquidity and Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. We do not have any product candidates approved for sale and have not generated any revenue from our product sales. We have sustained operating losses since inception, and we expect such losses to continue into the foreseeable future. Historically, we have financed our operations through public and private sales of common stock, the issuance of preferred and common stock, the issuance of convertible debt instruments, and strategic collaborations. For the nine months ended September 30, 2025, we recorded a net loss of approximately $5.3 million and used cash in operations of approximately $8.9 million. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash Flows

	Nine Months Ended September 30,
	2025	2024
Statements of Cash Flow Data:
Net cash used in operating activities	$(8,893,000)	$(10,436,000)
Net cash provided by investing activities	—	12,892,000
Net cash provided by financing activities	7,470,000	2,976,000
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,423,000)	5,432,000
Cash and cash equivalents and restricted cash, beginning of period	4,044,000	1,079,000
Cash and cash equivalents and restricted cash, end of period	$2,621,000	$6,511,000

Operating Activities

Net cash used in operating activities was approximately $8.9 million for the nine months ended September 30, 2025 and was primarily due to a decrease in accounts payable and accrued expenses of $2.4 million and a net loss of $5.3 million.

Net cash used in operating activities was approximately $ 10.4 million for the nine months ended September 30, 2024 and was primarily due to a net loss of $9.4 million and a decrease in warrant liability of $0.9 million

Investing Activities

Net cash provided by financing activities was approximately $12.9 million for the nine months ended September 30, 2024, resulted from proceeds of the sale of short-term investments.

Financing Activities

Net cash provided by financing activities was approximately $7.5 million for the nine months ended September 30, 2025 and resulted from net proceeds from issuance of Series L Convertible Preferred Stock and warrants, and net proceeds from the exercise of warrants for cash and inducement warrants.

Net cash provided by financing activities approximately $3.0 million for the nine months ended September 30, 2024 and resulted from net proceeds from issuance of common stock and warrants.

Working Capital (Deficit)

The following table summarizes total current assets, liabilities, and working capital (deficit) for the periods ended September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024	Increase/(Decrease)
Current assets	$4,321,000	$4,232,000	$89,000
Current liabilities	$1,321,000	$5,902,000	$(4,581,000)
Working capital (deficit)	$3,000,000	$(1,670,000)	$4,670,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2025. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ohri Matter

On July 22, 2024, the Company filed an AAA Arbitration demand against Manu Ohri, its former Chief Financial Officer. In the Demand, the Company asserts claims against Mr. Ohri for breach of his fiduciary duties and breach of contract and seeks a declaratory judgment providing that the Company may characterize Mr. Ohri’s termination as “for cause” under his employment agreement, and that the Company may revoke the separation agreement entered into between the Company and Mr. Ohri prior to the Company learning of Mr. Ohri’s breaches. In addition to the declaratory judgment, the Company seeks damages arising from Mr. Ohri’s violations, and attorneys’ fees and any forum and arbitration fees. On September 3, 2024, Mr. Ohri filed both a general denial of the Company’s claims against him and counterclaims for breach of his employment agreement and separation agreement. The final hearing date, originally scheduled for June 10, 2025, has been postponed indefinitely in order to allow the parties to mediate the dispute. At this time, mediation has not been scheduled. There is a status conference scheduled for December 11, 2025 before the AAA. At this stage in the proceedings the Company is not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any. The Company believes it has recorded an appropriate accrual for the matter.

TWF Global Matter

On May 24, 2023, TWF Global, LLC (“TWF”) filed a complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The Complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a Summons and complaint for interpleader against TWF and Z-One, LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock should be registered to TWF or Z-One, LLC, as both of these entities have made conflicting demands for the shares. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One, LLC and that the Company be released from all associated liability and claims. The Court denied the motion without prejudice and agreed to reconsider the motion without further briefing upon the filing of a supplemental party affidavit. On May 9, 2024, Z-One filed a motion for summary judgement seeking dismissal of the action, representing that Z-One, LLC and TWF have settled their dispute over the entitlement to the Company’s shares of common stock and there is no remaining dispute before the Court. On May 21, 2024, the Company filed a supplemental affidavit in support of its motion for entry of default. On November 14, 2024, the Court held a hearing on the parties’ motions, at which the Court found that the motion for entry of default was mooted by the settlement agreement between Z-One, LLC and TWF. The Court ordered that the case be dismissed. On February 17, 2025, Z-One, LLC filed a Summons with Notice in the Supreme Court of the State of New York, County of New York. The Company then filed a demand that Z-One, LLC serve a complaint, and on June 25, 2025, Z-One, LLC filed a Complaint alleging that it is the holder, either originally or by assignment, of a Convertible Note in the principal amount of $150,000, that the Company breached the Convertible Note by failing to deliver conversion shares to Z-One, LLC, and that the Company owes it damages in excess of $500,000. On August 26, 2025, the Company filed a motion to dismiss the Complaint in its entirety for lack of standing and failure to state a cause of action. The Company believes that the claims related to the Notes are without merit, and will continue to vigorously defend against these claims.

Silberfein, DiPietro, and Werthman Trust Matters

On July 8, 2025, Coby Silberfein filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 8, 2025, Justin DiPietro filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 9, 2025, Phillip Werthman Trust filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. The three summons with notice are identical and allege that the plaintiffs are holders of convertible notes and that the Company breached the convertible notes by failing to deliver shares of common stock due on conversion in in 2021. Plaintiffs are seeking specific performance and damages. On August 12, 2025, the Company filed demands that the plaintiffs serve complaints. On September 2, 2025, each plaintiff served a Complaint similar in substance to the summons, except that Plaintiff Silberfein now alleges breach of a convertible note with a principal amount of $150,000, rather than $100,000. Each plaintiff alleges that the Company breached a convertible note by failing to deliver conversion shares to the plaintiff holder, and that the Company owes damages in excess of $500,000. The Company intends to seek dismissal of the complaints. The Company believes that the claims are without merit, and intends to vigorously defend against these claims.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

We are subject to state and federal securities laws, the terms of the Company’s Restated Certificate of Incorporation (the “Charter”), Amended and Restated Bylaws (the “Bylaws”) and the terms of complex contracts; a failure to comply with current and future laws, regulations or standards, or the terms of our Charter, Bylaws or contractual arrangements, could have an adverse effect on our business.

We are subject to state and federal securities laws, including the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws, as well as the provisions of the Delaware General Corporation Law.  Failure or noncompliance with such laws, and any regulations or standards could have an adverse effect on our business. In addition, we operate pursuant to our Charter, Bylaws and complex contractual arrangements, including any amendments or waivers thereunder. Our failure to comply with the terms of our Charter, Bylaws, or any such contractual arrangements, or if any amendments or waivers thereunder are deemed unenforceable, we could be exposed to claims or other demands that could divert management’s attention from other business concerns and could have an adverse effect on business, financial condition, and results of operation.

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

All other issuances of unregistered equity securities during the three months ended September 30, 2025 have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the nine months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Equity Awards

On August 19, 2025, the Compensation Committee of the Board and the Board approved new stock option awards pursuant to the Plan for management and non-employee members of the Board. Michael Breen, the Company’s Executive Chairman and Chief Executive Officer, was awarded (i) 100,000 stock options for 2024, fully vested upon issuance, (ii) 100,000 stock options for 2025, vesting quarterly through 2025, and (iii) 100,000 stock options for 2026, vesting quarterly through 2026. Alan Urban, the Company’s Chief Financial Officer, was awarded (i) 50,000 stock options for 2025, vesting quarterly through 2025, and (ii) 50,000 stock options for 2026, vesting quarterly through 2026.

Charles J. Casamento, a non-employee member of our Board, was awarded 31,250 stock options for the 2024-2025 period, fully vested upon issuance. Each non-employee member of our Board was awarded 31,250 stock options for the 2025-2026 period, fully vested upon issuance.

Item 6. Exhibits

Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	4/1/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	3/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	3/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	2/11/2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective June 13, 2022		10-K	3.5	001-40023	3/30/2023
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective February 1, 2024		8-K	3.1	001-40023	2/1/2024
3.7	Amended and Restated Bylaws of GT Biopharma, Inc. effective November 3, 2022		8-K	3.1	001-40023	11/9/2022
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		8-K	3.1	000-08092	4/4/2019
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc. dated April 3, 2019		10-K	4.2	001-40023	4/16/2021
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series L 10% Convertible Preferred Stock of GT Biopharma, Inc., dated May 12, 2025		8-K	3.1	001-40023	5/13/2025
4.4	Certificate of Increase to Certificate of Designation of Preferences, Rights and Limitations of Series L 10% Convertible Preferred Stock of GT Biopharma, Inc., dated May 21, 2025		8-K	3.1	001-40023	5/27/2025
4.5	Form of Waiver		8-K	10.1	001-40023	9/23/2025
4.6	Form of Pre-Funded Common Stock Purchase Warrant		S-1	4.49	333-291060	10/24/2025
10.1	Amendment No. 3 to Employment Agreement with Michael Breen, entered into as of August 26, 2025, with an effective date of April 29, 2025		8-K	10.1	001-40023	8/29/2025

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	*
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GT BIOPHARMA, INC.

Dated: November 14, 2025	By:	/s/ Michael Breen
Michael Breen
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ Alan Urban
Alan Urban
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

