Form 10-Q/A
period 2025-06-30
GT Biopharma, Inc.
filed 2026-03-06
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

GT Biopharma, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend and restate its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 filed with the Securities and Exchange Commission on May 15, 2025 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to restate the Company’s balance sheet, statement of operations, and statement of cash flows to correct of material errors as indicated below.

Restatement Background

On March 1, 2026, the audit committee of the Company’s board of directors, after discussion with the Company’s management, concluded that the Company’s interim quarterly financial statements as originally reported in the Company’s Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 2025, should no longer be relied upon. The determination resulted from errors identified in the course of preparing for the audit of the Company’s December 31, 2025 financial statements. Upon reevaluation of Greenshoe Rights (as defined below) connected to the Series L Convertible Preferred Stock (as defined below) issued in May 2025, management determined that the Greenshoe Rights met the criteria for liability classification in accordance with ASC 480. Accordingly, the Greenshoe Rights required classification as a liability and marked to market at each reporting date as required under GAAP.

Restatement Adjustments

The Company inadvertently did not classify the Greenshoe Rights as a liability, which led to accounting adjustments to correct the errors identified (see Note 2 - Restatement of Quarterly Financial Statements (Unaudited)). The Company is restating the unaudited condensed financial statements and related information for the quarter ended June 30, 2025, in this Quarterly Report on Form 10-Q/A.

Internal Control Considerations

In connection with the restatement of the financial statements for the quarter ended June 30, 2025, the Company has concluded its disclosure controls and procedures as of June 30, 2025, were ineffective due to the errors described above. Please refer to Part I, Item 4 of this Form 10-Q/A.

GT BIOPHARMA, INC.

FORM 10-Q/A

For the Six Months Ended June 30, 2025

GT BIOPHARMA, INC.

Condensed Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
	RESTATED
ASSETS
Current assets
Cash and cash equivalents	$5,228,000	$3,951,000
Restricted cash	93,000	93,000
Deferred offering costs	760,000	—
Prepaid expenses and other current assets	1,043,000	188,000
TOTAL ASSETS	$7,124,000	$4,232,000

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,374,000	$3,853,000
Accrued expenses	608,000	1,797,000
Dividend payable	85,000	—
Greenshoe Rights liability	28,736,000	—
Warrant liability	240,000	252,000
Total Current Liabilities	31,043,000	5,902,000

Mezzanine Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series L - 6,301 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,956,000	—

Stockholders’ Equity (Deficit)
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized Series C - 96,230 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,000	1,000
Common stock, par value $0.001, 250,000,000 shares authorized, 3,272,995 and 2,234,328 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3,000	2,000
Additional paid in capital	700,378,000	693,554,000
Accumulated deficit	(726,257,000)	(695,227,000)
Total Stockholders’ Equity (Deficit)	(25,875,000)	(1,670,000)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (EQUITY) DEFICIT	$7,124,000	$4,232,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

Condensed Statements of Operations

	The Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	RESTATED		RESTATED

Revenues	$—	$—	$—	$—

Operating Expenses:
Research and development	$363,000	$1,784,000	$1,462,000	$2,561,000

Selling, general and administrative (including $4,000 and $120,000 from stock compensation for the three months ended June 30, 2025 and 2024, respectively, and $7,000 and $222,000 for the six months ended June 30, 2025 and 2024, respectively)	1,150,000	2,122,000	1,983,000	4,436,000

Loss from Operations	(1,513,000)	(3,906,000)	(3,445,000)	(6,997,000)

Other Income (Expense)
Interest income	38,000	105,000	70,000	247,000
Loss on initial recognition of Greenshoe Rights liability	(28,736,000)		(28,736,000)
Change in fair value of warrant liability	(114,000)	117,000	12,000	775,000
Gain on settlement of vendor payable	—	—	998,000	—
Other income	156,000	(27,000)	156,000	—
Unrealized gain on short-term investments	—	1,000	—	(1,000)
Total Other Income (Expense), Net	(28,656,000	196,000	(27,500,000)	1,021,000

Net Loss	(30,169,000)	(3,710,000)	(30,945,000)	(5,976,000)

Dividends on preferred stock	(85,000)	—	(85,000)	—

Net Loss attributable to common stockholders’	$(30,254,000)	$(3,710,000)	$(31,030,000)	$(5,976,000)

Net Loss Per Share - Basic and Diluted	$(10.92)	$(2.17)	$(12.12)	$(3.86)

Weighted average common shares outstanding - basic and diluted	2,771,765	1,711,955	2,559,604	1,546,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) and MEZZANINE EQUITY

For The Three and Six Months Ended June 30, 2025 and 2024 (Unaudited):

								Mezzanine Equity
	Series C Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity	Series L Preferred Shares
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Shares	Amount
						RESTATED	RESTATED

Balance, March 31, 2025	96,230	$1,000	2,536,397	$3,000	$695,019,000	$(696,003,000)	$(980,000)	-	$-
Exercise of warrants for cash and inducement warrants, net	-	-	235,000	-	436,000	-	436,000	-	-
Series L convertible preferred stock and warrants issued for cash, net	-	-	-	-	3,389,000	-	3,389,000	6,611	2,052,000
Conversion of Series L convertible preferred stock into common stock	-	-	151,598	-	96,000	-	96,000	(310)	(96,000)
Issuance and exercise of prefunded warrants for ELOC fee	-	-	300,000	-	672,000	-	672,000	-	-
Issuance of common stock and warrants for services	-	-	50,000	-	718,000	-	718,000	-	-
Issuance of warrants for VRT waiver	-	-	-	-	44,000	-	44,000	-	-
Dividend on Series L convertible preferred stock	-	-	-	-	-	(85,000)	(85,000)	-	-
Fair value of vested stock options	-	-	-	-	4,000	-	4,000	-	-
Net loss	-	-	-	-	-	(30,169,000)	(30,169,000)	-	-
Balance, June 30, 2025	96,230	$1,000	3,272,995	$3,000	$700,378,000	$(726,257,000)	$(25,875,000)	6,301	$1,956,000

								Mezzanine Equity
	Series C Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity	Series L Preferred Shares
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Shares	Amount
						RESTATED	RESTATED

Balance, December 31, 2024	96,230	$1,000	2,234,328	$2,000	$693,554,000	$(695,227,000)	$(1,670,000)	-	$-
Exercise of warrants for cash and inducement warrants, net	-	-	537,069	1,000	1,051,000	-	1,052,000	-	-
Series L convertible preferred stock and warrants issued for cash, net	-	-	-	-	3,389,000	-	3,389,000	6,611	2,052,000
Conversion of Series L convertible preferred stock into common stock	-	-	151,598	-	96,000	-	96,000	(310)	(96,000)
Issuance of prefunded warrants in settlement of vendor payable	-	-	-	-	847,000	-	847,000	-	-
Issuance and exercise of prefunded warrants for ELOC fee	-	-	300,000	-	672,000	-	672,000	-	-
Issuance of common stock and warrants for services	-	-	50,000	-	718,000	-	718,000	-	-
Issuance of warrants for VRT waiver	-	-	-	-	44,000	-	44,000	-	-
Dividend on Series L convertible preferred stock	-	-	-	-	-	(85,000)	(85,000)	-	-
Fair value of vested stock options	-	-	-	-	7,000	-	7,000	-	-
Net loss	-	-	-	-	-	(30,945,000)	(30,945,000)	-	-
Balance, June 30, 2025	96,230	$1,000	3,272,995	$3,000	$700,378,000	$(726,257,000)	$(25,875,000)	6,301	$1,956,000

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

GT BIOPHARMA, INC.

Condensed Statements of Cash Flows

	For The Six Months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,945,000)	$(5,976,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	7,000	222,000
Issuance of warrants for VRT waiver	44,000	—
Loss on initial recognition of Greenshoe Rights liability	28,736,000
Change in fair value of warrant liability	(12,000)	(775,000)
Gain on settlement of debt	(998,000)	—
Gain on extinguishment of debt	(200,000)	—
Unrealized gain on short-term investments	—	(1,000)
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(225,000)	67,000
Decrease in accounts payable and accrued expenses	(1,623,000)	(1,231,000)
(Increase) in operating lease right-of-use assets	—	(5,000)
Net Cash Used in Operating Activities	(5,216,000)	(7,699,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	—	12,893,000
Net Cash Provided by Investing Activities	—	12,893,000

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants and issuance of inducement warrants for cash, net	1,052,000	—
Proceeds from issuance of common stock and warrants, net		2,976,000
Proceeds from issuance of Series L convertible preferred stock and warrants, net	5,441,000	—
Net Cash Provided by Financing Activities	6,493,000	2,976,000

Net Increase in Cash and Cash Equivalents and Restricted Cash	1,277,000	8,170,000
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	4,044,000	1,079,000
Cash and Cash Equivalents and Restricted Cash at End of Period	$5,321,000	$9,249,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of vested warrants issued in Series L conv. preferred stock transaction	$3,389,000	$—
Fair value of prefunded warrants issued for ELOC fee	$672,000	$—
Fair value of common stock and warrants issued for services	$718,000	$—
Fair value of prefunded warrant or common stock to settle vendor payable	$847,000	$810,000
Dividend on Series L convertible preferred stock	$85,000	$—
Conversion of Series L convertible preferred stock into common stock	$96,000	$—

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

Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception, and expects such losses to continue into the foreseeable future. Historically, the Company has financed its operations through public and private sales of common stock, the issuance of preferred and common stock, the issuance of convertible debt instruments, and strategic collaborations. For the six months ended June 30, 2025, the Company recorded a net loss of approximately $30.9 million and used cash in operations of approximately $5.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 – Restatement of Previously Issued Quarterly Financial Statements (Unaudited)

As further described below, our unaudited financial statements for the quarter ended June 30, 2025 has been restated to reflect the correction of material errors.

Restatement Background

The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing for the audit of its December 31, 2025 financial statements. Upon reevaluation of Greenshoe Rights connected to the Series L Preferred Stock issued in May 2025, management determined that the Greenshoe Rights met the criteria for liability classification in accordance with ASC 480. Accordingly, the Greenshoe Rights required classification as a liability and marked to market at each reporting date as required under GAAP.

Restatement Adjustments

The Company inadvertently did not classify the Greenshoe Rights as a liability, which led to accounting adjustments to correct the errors identified. The following table summarizes the effect of the errors on the Company’s balance sheet as of June 30, 2025, and on the respective statement of operations and statement of cash flows.

The restated balance sheet line items for the second fiscal quarter of 2025 is as follows:

	June 30, 2025 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Total Assets	$7,124,000	$—	$7,124,000

Greenshoe Rights liability	—	28,736,000	28,736,000
Total Liabilities	2,307,000	28,736,000	31,043,000

Mezzanine Equity	1,956,000	—	1,956,000

Convertible Preferred stock	1,000	—	1,000
Common stock	3,000	—	3,000
Additional paid in capital	700,378,000	—	700,378,000
Accumulated deficit	(697,521,000)	(28,736,000)	(726,257,000)
Total Stockholders’ Equity (Deficit)	2,861,000	(28,736,000)	(25,875,000)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,124,000	$—	$7,124,000

The restated line items of the statement of operations for the three months ended June 30, 2025 is as follows:

	Three Months Ended June 30, 2025 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Loss from Operations	$(1,513,000)	$—	$(1,513,000)

Loss on initial recognition of Greenshoe Rights liability	—	(28,736,000)	(28,736,000)
Total Other Income (Expense)	80,000	(28,736,000)	(28,656,000)
Net Loss	(1,433,000)	(28,736,000)	(30,169,000)

Dividend on Series L Preferred Stock	(85,000)	—	(85,000)
Net Loss attributable to common stockholders’	(1,518,000)	(28,736,000)	(30,254,000)
Net Loss Per Share - Basic and Diluted	$(0.55)	$(10.37)	$(10.92)
Weighted average common shares outstanding - basic and diluted	2,771,765	—	2,771,765

The restated line items of the statement of operations for the six months ended June 30, 2025 is as follows:

	Six Months Ended June 30, 2025 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Loss from Operations	$(3,445,000)	$—	$(3,445,000)

Loss on initial recognition of Greenshoe Rights liability	—	(28,736,000)	(28,736,000)
Total Other Income (Expense)	1,236,000	(28,736,000)	(27,500,000)
Net Loss	(2,209,000)	(28,736,000)	(30,945,000)

Dividend on Series L Preferred Stock	(85,000)	—	(85,000)
Net Loss attributable to common stockholders’	(2,294,000)	(28,736,000)	(31,030,000)
Net Loss Per Share - Basic and Diluted	$(0.90)	$(11.22)	$(12.12)
Weighted average common shares outstanding - basic and diluted	2,559,604	—	2,559,604

While the adjustments changed net loss and added a change in fair value of Greenshoe Rights in the statements of cash flow statements, they did not have an impact on total net cash provided by operating activities, net cash used in investing activities, or net cash provided by (used in) financing activities for any of the applicable periods.

The restated line items of the statement of cash flows for the six months ended June 30, 2025 is as follows:

	Six Months Ended June 30, 2025 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Net Loss	$(2,209,000)	$(28,736,000)	$(30,945,000)

Loss on initial recognition of Greenshoe Rights liability	—	28,736,000	28,736,000
Net cash used in operating activities	$(5,216,000)	$—	$(5,216,000)

Note 3 – Summary of Significant Accounting Policies

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

Greenshoe Rights

In connection with the issuance of the Company’s Series L Convertible Preferred Stock, the Company issued additional investment rights (“Greenshoe Rights”). The Company evaluated the Greenshoe Rights in accordance with ASC 480. As the call option was linked to preferred stock that included redemption features that could require cash settlement upon events outside the Company’s control, the instrument was classified as a liability and initially recognized at fair value. The Greenshoe Rights liability was subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings within other income (expense). Upon execution of the September 2025 waiver eliminating the redemption features, the Greenshoe Rights liability was reclassified to equity at its then-current fair value.

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

The Company has a significant concentration of expenses incurred from and accounts payable to Cytovance Biologics, Inc. (“Cytovance”), a related party, and the University of Minnesota, see Note 4 – Accounts Payable and Related Party.

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

Note 4 – Accounts Payable and Related Party

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

Note 6 – Stockholders’ Equity (Deficit)

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

The change in the Greenshoe Rights liability measured at fair value for the six months ended June 30, 2025 is as follows:

Greenshoe Rights

Balance, December 31, 2024	$-
Loss on initial recognition of Greenshoe Rights liability	28,736,000
Balance, June 30, 2025	$28,736,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$363,000	$1,805,000	$1,462,000	$2,561,000
Salaries	351,000	287,000	632,000	765,000
Insurance	61,000	76,000	121,000	152,000
Stock-based compensation	4,000	120,000	7,000	222,000
Operating expenses	734,000	1,619,000	1,223,000	3,297,000
Other expense	28,656,000	(197,000)	27,500,000	(1,021,000)
Net loss	$30,169,000	$3,710,000	$30,945,000	$5,976,000

Note 10 – Subsequent Events

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

Other Income (Expense)

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Other Income (Expense):
Interest income	$38,000	$105,000	$(67,000)	(64)%
Loss on initial recognition of Greenshoe Rights liability	(28,736,000)	—	(28,736,000)	—%
Change in fair value of warrant liability	(114,000)	117,000	(231,000)	(197)%
Unrealized gain (loss) on marketable securities	—	1,000	(1,000)	(100)%
Gain on settlement of vendor payable	—	—	—	—%
Other	156,000	(27,000)	183,000	678%
Total Other Income (Expense)	$(28,656,000)	$196,000	$(28,852,000)	(14,720)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Other Income (Expense):
Interest income	$70,000	$247,000	$(177,000)	(72)%
Loss on initial recognition of Greenshoe Rights liability	(28,736,000)	—	(28,736,000)	—%
Change in fair value of warrant liability	12,000	775,000	(763,000)	(98)%
Unrealized gain (loss) on marketable securities	—	(1,000)	1,000	100%
Gain on settlement of vendor payable	998,000	—	998,000	—%
Other	156,000	—	156,000	—%
Total Other Income (Expense)	$(27,500,000)	$1,021,000	$(28,521,000)	(2,793)%

Interest Income

Interest income decreased by $67,000 and $177,000 for the three and six months ended June 30, 2025, respectively, compared to the same prior year periods, due to lower money market fund and short term investment balances.

Loss on Initial Recognition of Greenshoe Rights Liability

The Greenshoe Rights connected to the Series L Preferred Stock issued in the May 2025 equity offering contained a pricing reset feature that required classification as a liability and marked to market at each reporting date as required under GAAP.

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

Net Loss

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net Loss	$(30,169,000)	$(3,710,000)	$26,459,000	713%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net Loss	$(30,945,000)	$(5,976,000)	$24,969,000	418%

Net loss increased by approximately $26.5 and $25 million for the three and six months ended June 30, 2025, respectively, compared to the same prior year periods, primarily due to the net of non-cash loss on initial recognition of Greenshoe Rights liability, and slightly offset by a decrease research and development expenses and legal fees, as described above.

Liquidity and Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. We do not have any product candidates approved for sale and have not generated any revenue from our product sales. We have sustained operating losses since inception, and we expect such losses to continue into the foreseeable future. Historically, we have financed our operations through public and private sales of common stock, the issuance of preferred and common stock, the issuance of convertible debt instruments, and strategic collaborations. For the six months ended June 30, 2025, we recorded a net loss of approximately $30.9 million and used cash in operations of approximately $5.2 million. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating Activities

Net cash used in operating activities was approximately $5.2 for the six months ended June 30, 2025 and was primarily due to a decrease in accounts payable and accrued expenses of $1.6 million and a net loss of $30.9 million, partially offset by a non-cash loss on initial recognition of Greenshoe Rights liability amounting to $28.7 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2025. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Subsequent to filing our Form 10-Q for the second quarter ended June 30, 2025, and as a result of additional analysis performed in preparation for the December 31, 2025 audit, management determined that the Company did not maintain effective controls over the preparation and review of accounting for complex financial transactions, specifically with respect to the proper application of ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) related to certain stock purchase rights (“Greenshoe Rights”). As the Greenshoe Rights are purchase options of the Series L 10% Convertible Preferred Stock, the Greenshoe Rights should be classified as liability in accordance with ASC 480 because they are exercised into Series L 10% Convertible Preferred Stock that is redeemable upon triggering events outside the issuer’s control. Accordingly, the Greenshoe Rights required classification as a liability and marked to market at each reporting date as required under GAAP in the quarterly periods ended June 30, 2025, and September 30, 2025. This resulted in an error in our interim quarterly financial statements as originally reported in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2025, and September 30, 2025, which in turn required a restatement of our interim financial data for those periods within this Annual Report on Form 10-K. Management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2025, and September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation of Material Weakness

Subsequent to June 30, 2025, the Company adopted additional internal controls wherein if the issuance of stock purchase rights or other derivative financial instruments, or any other complex transaction is contemplated, an accounting consultant will be engaged as to the financial statement impact that any such transaction may have, prior to consummation of the transaction.

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

GT BIOPHARMA, INC.

Dated: March 6, 2026	By:	/s/ Michael Breen
Michael Breen
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

Dated: March 6, 2026	By:	/s/ Alan Urban
Alan Urban
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

