Form 10-Q/A
period 2025-09-30
GT Biopharma, Inc.
filed 2026-03-06
CIK 109657

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

EXPLANATORY NOTE

GT Biopharma, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend and restate its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 filed with the Securities and Exchange Commission on November 14, 2025 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to restate the Company’s balance sheet, statement of operations, and statement of cash flows to correct of material errors as indicated below.

Restatement Background

On March 1, 2026, the audit committee of the Company’s board of directors, after discussion with the Company’s management, concluded that the Company’s interim quarterly financial statements as originally reported in the Company’s Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2025, should no longer be relied upon. The determination resulted from errors identified in the course of preparing for the audit of the Company’s December 31, 2025 financial statements. Upon reevaluation of Greenshoe Rights (as defined below) connected to the Series L Convertible Preferred Stock (as defined below) issued in May 2025, management determined that the Greenshoe Rights met the criteria for liability classification in accordance with ASC 480. Accordingly, the Greenshoe Rights required classification as a liability and marked to market at each reporting date as required under GAAP.

Restatement Adjustments

The Company inadvertently did not classify the Greenshoe Rights as a liability, which led to accounting adjustments to correct the errors identified (see Note 2 - Restatement of Quarterly Financial Statements (Unaudited)). The Company is restating the unaudited condensed financial statements and related information for the quarter ended September 30, 2025, in this Quarterly Report on Form 10-Q/A.

Internal Control Considerations

In connection with the restatement of the financial statements for the quarter ended September 30, 2025, the Company has concluded its disclosure controls and procedures as of September 30, 2025, were ineffective due to the errors described above. Please refer to Part I, Item 4 of this Form 10-Q/A.

GT BIOPHARMA, INC.

FORM 10-Q/A

For the Nine Months Ended September 30, 2025

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	4
	Condensed Statements of Stockholders’ Equity (Deficit) and Mezzanine Equity for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	7
	Notes to Unaudited Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

SIGNATURES		36

GT BIOPHARMA, INC.

Condensed Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
	RESTATED
ASSETS
Current assets
Cash and cash equivalents	$2,528,000	$3,951,000
Restricted cash	93,000	93,000
Deferred offering costs	760,000	—
Prepaid expenses and other current assets	940,000	188,000
TOTAL ASSETS	$4,321,000	$4,232,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$769,000	$3,853,000
Accrued expenses	400,000	1,797,000
Dividend payable	144,000	—
Warrant liability	8,000	252,000
Total Current Liabilities	1,321,000	5,902,000

Stockholders’ Equity (Deficit)
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized: Series C - 96,230 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,000	1,000
Series L - 4,912 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.001, 250,000,000 shares authorized, 6,051,874 and 2,234,328 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6,000	2,000
Additional paid in capital	721,095,000	693,554,000
Accumulated deficit	(718,102,000)	(695,227,000)
Total Stockholders’ Equity (Deficit)	3,000,000	(1,670,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ (EQUITY) DEFICIT	$4,321,000	$4,232,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

Condensed Statements of Operations

	The Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	RESTATED		RESTATED

Revenues	$—	$—	$—	$—

Operating Expenses:
Research and development	$634,000	$1,307,000	$2,096,000	$3,868,000

Selling, general and administrative (including $379,000 and $0 of stock compensation for the three months ended September 30, 2025 and 2024, respectively, and $386,000 and $222,000 of stock compensation for the nine months ended September 30, 2025 and 2024, respectively)	2,748,000	2,297,000	4,731,000	6,733,000

Loss from Operations	(3,382,000)	(3,604,000)	(6,827,000)	(10,601,000)

Other Income (Expense)
Interest income	36,000	96,000	106,000	343,000
Loss on initial recognition of Greenshoe Rights liability			(28,736,000)
Change in fair value of Greenshoe Rights liability	11,413,000	—	11,413,000	—
Change in fair value of warrant liability	232,000	95,000	244,000	870,000
Gain on settlement of vendor payable	—	—	998,000	—
Other income	—	—	156,000	—
Unrealized gain on short-term investments	—	2,000	—	1,000
Total Other Income (Expense), Net	11,681,000	193,000	(15,819,000)	1,214,000

Net Income (Loss)	8,299,000	(3,411,000)	(22,646,000)	(9,387,000)

Dividends on preferred stock	(144,000)	—	(229,000)	—
Deemed dividend	(4,058,000)	—	(4,058,000)	—

Net Income (Loss) attributable to common stockholders’	$4,097,000	$(3,411,000)	$(26,933,000)	$(9,387,000)

Net Income (Loss) Per Share - Basic and Diluted	$1.04	$(1.53)	$(8.90)	$(5.28)

Weighted average common shares outstanding - basic and diluted	3,940,714	2,234,328	3,025,033	1,777,313

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) and MEZZANINE EQUITY

For The Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited):

	Series C Preferred Shares		Series L Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity	Mezzanine Equity Series L Preferred Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Shares	Amount
							RESTATED	RESTATED	RESTATED

Balance, June 30, 2025	96,230	$1,000	-	$-	3,272,995	$3,000	$700,378,000	$(726,257,000)	$(25,875,000)	6,301	$1,956,000
Mezzanine equity reclassification	-	-	6,301	-	-	-	1,956,000	-	1,956,000	(6,301)	(1,956,000)
Series L convertible preferred stock issued for cash, net	-	-	1,222	-	-	-	1,062,000	-	1,062,000	-	-
Conversion of Series L convertible preferred stock into common stock	-	-	(2,611)	-	2,778,852	3,000	(3,000)	-	-	-	-
Dividend on Series L convertible preferred stock	-	-	-	-	-	-	-	(144,000)	(144,000)	-	-
Fair value of vested stock options	-	-	-	-	-	-	379,000	-	379,000	-	-
Net income	-	-	-	-	-	-	-	8,299,000	8,299,000	-	-
Balance, September 30, 2025	96,230	$1,000	4,912	$-	6,051,847	$6,000	$721,095,000	$(718,102,000)	$3,000,000	-	$-

	Series C Preferred Shares		Series L Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity	Mezzanine Equity Series L Preferred Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Shares	Amount
							RESTATED	RESTATED	RESTATED

Balance, December 31, 2024	96,230	$1,000	-	$-	2,234,328	$2,000	$693,554,000	$(695,227,000)	$(1,670,000)	-	-
Exercise of warrants for cash and inducement warrants, net	-	-	-	-	537,069	1,000	1,051,000	-	1,052,000	-	-
Series L convertible preferred stock and warrants issued for cash, net	-	-	7,833	-	-	-	6,503,000	-	6,503,000	-	-
Conversion of Series L convertible preferred stock into common stock	-	-	(2,921)	-	2,930,450	3,000	(3,000)	-	-	-	-
Issuance of prefunded warrants in settlement of vendor payable	-	-	-	-	-	-	847,000	-	847,000	-	-
Issuance and exercise of prefunded warrants for ELOC fee	-	-	-	-	300,000	-	672,000	-	672,000	-	-
Issuance of common stock and warrants for services	-	-	-	-	50,000	-	718,000	-	718,000	-	-
Issuance of warrants for VRT waiver	-	-	-	-	-	-	44,000	-	44,000	-	-
Dividend on Series L convertible preferred stock	-	-	-	-	-	-	-	(229,000)	(229,000)	-	-
Fair value of vested stock options	-	-	-	-	-	-	386,000	-	386,000	-	-
Net loss	-	-	-	-	-	-	-	(22,646,000)	(22,646,000)	-	-
Balance, September 30, 2025	96,230	$1,000	4,912	$-	6,051,847	$6,000	$721,095,000	$(718,102,000)	$3,000,000	-	-

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

GT BIOPHARMA, INC.

Condensed Statements of Cash Flows

	For The Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,646,000)	$(9,387,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	386,000	222,000
Issuance of warrants for VRT waiver	44,000	—
Loss on initial recognition of Greenshoe Rights liability	28,736,000	—
Change in fair value of Greenshoe Rights liability	(11,413,000)	—
Change in fair value of warrant liability	(244,000)	(870,000)
Gain on settlement of debt	(998,000)	—
Gain on extinguishment of debt	(200,000)	—
Unrealized gain on short-term investments	—	1,000
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(122,000)	(164,000)
Decrease in accounts payable and accrued expenses	(2,436,000)	(233,000)
Decrease in operating lease right-of-use assets		53,000
(Increase) in operating lease liability	—	(58,000)
Net Cash Used in Operating Activities	(8,893,000)	(10,436,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	—	12,892,000
Net Cash Provided by Investing Activities	—	12,892,000

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants and issuance of inducement warrants for cash, net	1,052,000	—
Proceeds from issuance of common stock and warrants, net		2,976,000
Proceeds from issuance of Series L convertible preferred stock and warrants, net	6,503,000
Payment of dividend on Series L convertible preferred stock	(85,000)	—
Net Cash Provided by Financing Activities	7,470,000	2,976,000

Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(1,423,000)	5,432,000
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	4,044,000	1,079,000
Cash and Cash Equivalents and Restricted Cash at End of Period	$2,621,000	$6,511,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of Series L convertible preferred stock vested warrants	$3,389,000	$—
Fair value of prefunded warrants issued for ELOC fee	$672,000	$—
Fair value of common stock and warrants issued for services	$718,000	$—
Fair value of prefunded warrant and common stock to settle vendor payable	$847,000	$810,000
Dividend declared on Series L convertible preferred stock	$229,000	$—
Reclassification of Greenshoe Rights liability to equity	$17,232,000

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

Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception, and expects such losses to continue into the foreseeable future. Historically, the Company has financed its operations through public and private sales of common stock, the issuance of preferred and common stock, the issuance of convertible debt instruments, and strategic collaborations. For the nine months ended September 30, 2025, the Company recorded a net loss of approximately $22.6 million and used cash in operations of approximately $8.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 – Restatement of Previously Issued Quarterly Financial Statements (Unaudited)

As further described below, our unaudited financial statements for the quarter ended September 30, 2025 has been restated to reflect the correction of material errors.

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

The Company inadvertently did not classify the Greenshoe Rights as a liability, which led to accounting adjustments to correct the errors identified. The following table summarizes the effect of the errors on the Company’s balance sheet as of September 30, 2025, and on the respective statement of operations and statement of cash flows.

The restated balance sheet line items for the third fiscal quarter of 2025 is as follows:

	September 30, 2025 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Total Assets	$4,321,000	$—	$4,321,000

Greenshoe Rights liability	—	—	—
Total Liabilities	1,321,000	—	1,321,000

Convertible Preferred stock	1,000	—	1,000
Common stock	3,000	—	3,000
Additional paid in capital	703,772,000	17,323,000	721,095,000
Accumulated deficit	(700,779,000)	(17,323,000)	(718,102,000)
Total Stockholders’ Equity (Deficit)	3,000,000	—	3,000,000
Total Liabilities and Stockholders’ Equity (Deficit)	$4,321,000	$—	$4,321,000

The restated line items of the statement of operations for the three months ended September 30, 2025, is as follows:

	Three Months Ended September 30, 2025 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Loss from Operations	$(3,382,000)	$—	$(3,382,000)

Change in fair value of Greenshoe Rights liability	—	11,413,000	11,413,000
Total Other Income (Expense)	268,000	11,413,000	11,681,000
Net Loss	(3,114,000)	11,413,000	8,299,000

Dividend on Series L Preferred Stock	(144,000)	—	(144,000)
Deemed dividend	—	(4,058,000)	(4,058,000)
Net Loss attributable to common stockholders’	(3,258,000)	7,355,000	4,097,000
Net Loss Per Share - Basic and Diluted	$(0.83)	$1.87	$1.04
Weighted average common shares outstanding - basic and diluted	3,940,714	—	3,940,714

The restated line items of the statement of operations for the nine months ended September 30, 2025, is as follows:

	Nine Months Ended September 30, 2025 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Loss from Operations	$(6,827,000)	$—	$(6,827,000)

Loss on initial recognition of Greenshoe Rights liability		(28,736,000)	(28,736,000)
Change in fair value of Greenshoe Rights liability	—	11,413,000	11,413,000
Total Other Income (Expense)	1,504,000	(17,323,000)	(15,819,000)
Net Loss	(5,323,000)	(17,323,000)	(22,646,000)

Dividend on Series L Preferred Stock	(229,000)	—	(229,000)
Deemed dividend	—	(4,058,000)	(4,058,000)
Net Loss attributable to common stockholders’	(5,552,000)	(21,381,000)	(26,933,000)
Net Loss Per Share - Basic and Diluted	$(1.84)	$(7.06)	$(8.90)
Weighted average common shares outstanding - basic and diluted	3,025,033	—	3,025,033

While the adjustments changed net loss and added a change in fair value of Greenshoe Rights in the statements of cash flow statements, they did not have an impact on total net cash provided by operating activities, net cash used in investing activities, or net cash provided by (used in) financing activities for any of the applicable periods.

The restated line items of the statement of cash flows for the nine months ended September 30, 2025, is as follows:

	Nine Months Ended September 30, 2025 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Net Loss	$(5,323,000)	$(17,323,000)	$(22,646,000)

Loss on initial recognition of Greenshoe Rights liability		28,736,000	28,736,000
Change in fair value of Greenshoe Rights liability	—	(11,413,000)	(11,413,000)
Net cash used in operating activities	$(8,893,000)	$—	$(8,893,000)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of Greenshoe Rights liability to equity	—	$17,323,000	$17,323,000

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

During the nine months ended September 30, 2025, the Company recorded dividends on Series L Preferred Stock of $229,000, and a deemed dividend of $4,058,000 related to the change in fair value resulting from the anti-dilution adjustment of Greenshoe Rights liability, Common and Vesting Warrants. These amounts have been deducted from net income to arrive at net income attributable to common stockholders for the purpose of calculating basic and diluted earnings per share.

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

University of Minnesota

See Note 8 – Commitments and Contingencies, Significant Agreements.

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

Note 6 – Stockholders’ Equity (Deficit)

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

The shares of Series L Preferred Stock and 2025 Warrants both have full-ratchet price and anti-dilution protections and are subject to other adjustments, as further described in the Certificate of Designation or the 2025 Warrants, as applicable, subject, solely with respect to adjustments in connection with the exercise of Greenshoe Rights, to a floor price of $0.454 per share (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions). For the nine months ended Septemeber 30, 2025, the incremental change in the fair value of equity classified instruments upon reduction of exercise prices was determined to be $4,058,000, and was treated as a deemed dividend.

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

The change in the Greenshoe Rights liability measured at fair value for the nine months ended September 30, 2025 is as follows:

Greenshoe Rights

Balance, December 31, 2024	$-
Loss on initial recognition of Greenshoe Rights liability	28,736,000
Change in fair value of warrant derivative liability	(11,413,000)
Reclassification of Greenshoe Rights liability to equity	(17,323,000)
Balance, September 30, 2025	$-

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

Pursuant to the May 2025 Private Placement of Series L Convertible Preferred Stock and Warrants the Company issued an aggregate of 3,235,978 Common Warrants with an initial exercise price of $2.043 per share, they are exercisable, subject to certain ownership limitations, immediately upon issuance and have a term of exercise equal to five years. An aggregate of 11,756,406 Vesting Warrants were issued with an initial exercise price of $2.043 per share, they are exercisable subject to certain vesting and ownership limitations, and have a term of exercise equal to five years from the date that the applicable warrant shares vest. The Common and Vesting Warrants both have full-ratchet price and anti-dilution protections and are subject to other adjustments, as further described in the Certificate of Designation or the Warrants, as applicable, subject, solely with respect to adjustments in connection with the exercise of Greenshoe Rights, a floor price of $0.454 per share (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions). As of September 30, 2025 pursuant to full-ratchet price and anti-dilution protections the exercise price of the Common and Vesting Warrants has been reduced to $0.6421 and an additional 32,709,588 Common and Vesting Warrants have been issued.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$634,000	$1,307,000	$2,096,000	$3,868,000
Salaries	373,000	340,000	1,006,000	1,106,000
Insurance	54,000	42,000	175,000	194,000
Stock-based compensation	379,000	—	386,000	222,000
Operating expenses	1,942,000	1,915,000	3,164,000	5,211,000
Other income	4,917,000	(193,000)	(15,819,000)	(1,214,000)
Net loss	$8,299,000	$3,411,000	$(22,646,000)	$9,387,000

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

Other Income (Expense)

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Other Income (Expense):
Interest income	$36,000	$96,000	$(60,000)	(63)%
Change in fair value of warrant liability	232,000	95,000	137,000	144%
Change in fair value of Greenshoe Rights liability	11,413,000	—	11,413,000	—
Unrealized gain (loss) on marketable securities	—	2,000	(2,000)	(100)%
Total Other Income (Expense)	$11,681,000	$193,000	$11,448,000	5,931%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Other Income (Expense):
Interest income	$106,000	$343,000	$(237,000)	(69)%
Change in fair value of warrant liability	244,000	870,000	(626,000)	(72)%
Unrealized gain (loss) on marketable securities	—	1,000	(1,000)	(100)%
Loss on initial recognition of Greenshoe Rights liability	(28,736,000)	—	(28,736,000)	—%
Change in fair value of Greenshoe Rights liability	11,413,000	—	11,413,000	—%
Gain on settlement of vendor payable	998,000	—	998,000	—%
Other	156,000	—	156,000	—%
Total Other Income (Expense)	$(15,819,000)	$1,214,000	$(14,605,000)	(1,203)%

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

Net Loss

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net Loss	$8,299,000	$(3,411,000)	$11,710,000	343%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net Loss	$(22,646,000)	$(9,387,000)	$13,259,000	(1,41)%

Net loss decreased by approximately $11.7 million for the three months ended September 30, 2025, compared to the same prior year period, primarily due to the change in fair value of Greenshoe Rights liability, and to a lesser extent decreases in research and development expenses and legal fees, as described above.

Net loss increased by approximately $13.3 million for the nine months ended September 30, 2025, compared to the same prior year period, primarily due to the net of non-cash loss on initial recognition of Greenshoe Rights liability and change in fair value of Greenshoe Rights liability amounting to $17.3 million, partially offset by decreases in research and development expenses and legal fees, as described above.

Liquidity and Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. We do not have any product candidates approved for sale and have not generated any revenue from our product sales. We have sustained operating losses since inception, and we expect such losses to continue into the foreseeable future. Historically, we have financed our operations through public and private sales of common stock, the issuance of preferred and common stock, the issuance of convertible debt instruments, and strategic collaborations. For the nine months ended September 30, 2025, we recorded a net loss of approximately $22.6 million and used cash in operations of approximately $8.9 million. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating Activities

Net cash used in operating activities was approximately $8.9 million for the nine months ended September 30, 2025 and was primarily due to a decrease in accounts payable and accrued expenses of $2.4 million and a net loss of $22.6 million, partially offset by the net of non-cash loss on initial recognition of Greenshoe Rights liability and change in fair value of Greenshoe Rights liability amounting to $17.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2025. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

