Form 10-Q
period 2026-03-31
GT Biopharma, Inc.
filed 2026-05-15
CIK 109657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026.

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

As of May 8, 2026, the registrant had 36,062,904 shares of common stock outstanding.

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

GT BIOPHARMA, INC.

FORM 10-Q

For the Three Months Ended March 31, 2026

GT BIOPHARMA, INC.

Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,923,000	$6,811,000
Restricted cash	94,000	94,000
Deferred offering costs	570,000	634,000
Prepaid expenses and other current assets	409,000	567,000
TOTAL ASSETS	$9,996,000	$8,106,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$253,000	$748,000
Accrued expenses	2,163,000	1,560,000
Warrant liability	—	11,000
Total Current Liabilities	2,416,000	2,319,000

Stockholders’ Equity
Convertible Preferred stock, par value $0.01, 15,000,000 shares authorized: Series C - 96,230 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,000	1,000
Series L - 4,343 and 3,642 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $0.001, 250,000,000 shares authorized, 35,181,891 and 25,534,173 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	35,000	26,000
Additional paid in capital	734,381,000	729,661,000
Accumulated deficit	(726,837,000)	(723,901,000)
Total Stockholders’ Equity	7,580,000	5,787,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,996,000	$8,106,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

Condensed Statements of Operations

	The Three Months
	Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses:
Research and development	$413,000	$1,099,000

Selling, general and administrative	2,435,000	833,000

Loss from Operations	(2,848,000)	(1,932,000)

Other Income (Expense)
Interest income	67,000	32,000
Interest expense	(63,000)	—
Change in fair value of warrant liability	11,000	126,000
Gain on settlement of vendor payable	—	998,000
Total Other Income, net	15,000	1,156,000

Net Loss	(2,833,000)	(776,000)

Dividend on preferred stock	(103,000)	—
Deemed dividend	(433,000)	—

Net Loss attributable to common stockholders’	$(3,369,000)	$(776,000)

Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.33)

Weighted average common shares outstanding - basic and diluted	30,283,031	2,345,087

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended March 31, 2026 and 2025 (Unaudited):

	Series C Preferred Shares		Series L Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2025	96,230	$1,000	3,642	$-	25,534,173	$26,000	$729,661,000	$(723,901,000)	$5,787,000
Exercise of warrants for cash, net	-	-	-	-	1,123,816	1,000	576,000	-	577,000
Series L convertible preferred stock and warrants issued for cash, net	-	-	4,611	-	-	-	4,003,000	-	4,003,000
Conversion of Series L convertible preferred stock into common stock	-	-	(3,910)	-	8,256,108	8,000	(8,000)	-	-
Dividend on Series L convertible preferred stock	-	-	-	-	267,794	-	103,000	(103,000)	-
Fair value of vested stock options	-	-	-	-	-	-	46,000	-	46,000
Net loss	-	-	-	-	-	-	-	(2,833,000)	(2,833,000)
Balance, March 31, 2026	96,230	$1,000	4,343	$-	35,181,891	$35,000	$734,381,000	$(726,837,000)	$7,580,000

	Series C Preferred Shares		Series L Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	96,230	$1,000	-	$-	2,234,328	$2,000	$693,554,000	$(695,227,000)	$(1,670,000)
Exercise of warrants for cash, net	-	-	-	-	302,069	1,000	615,000	-	616,000
Issuance of prefunded warrant in settlement of vendor payable	-	-	-	-	-	-	847,000	-	847,000
Fair value of vested stock options	-	-	-	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	-	-	(776,000)	(776,000)
Balance, March 31, 2025	96,230	$1,000	-	$-	2,536,397	$3,000	$695,019,000	$(696,003,000)	$(980,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

Condensed Statements of Cash Flows

	For The Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,833,000)	$(776,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	46,000	3,000
Change in fair value of warrant liability	(11,000)	(126,000)
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	222,000	(12,000)
Increase (Decrease) in accounts payable and accrued expenses	108,000	(1,291,000)
Net Cash Used in Operating Activities	(2,468,000)	(2,202,000)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants for cash, net	577,000	616,000
Proceeds from issuance of Series L convertible preferred stock and warrants, net	4,003,000	—
Net Cash Provided by Financing Activities	4,580,000	616,000

Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	2,112,000	(1,586,000)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	6,905,000	4,044,000
Cash and Cash Equivalents and Restricted Cash at End of Period	$9,017,000	$2,458,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of prefunded warrant and common stock to settle vendor payable	$—	$847,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GT BIOPHARMA, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2026 and 2025 (Unaudited)

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

Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have any product candidates approved for sale and has not generated any revenue from its product sales. The Company has sustained operating losses since inception, and expects such losses to continue into the foreseeable future. Historically, the Company has financed its operations through public and private sales of common stock, issuances of preferred and common stock, issuances of convertible debt instruments, and strategic collaborations. For the three months ended March 31, 2026, the Company recorded a net loss of approximately $2.8 million and used cash in operations of approximately $2.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited condensed financial statements have been prepared on the basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 2, 2026 (the “2025 Annual Report”). The balance sheet as of December 31, 2025 included herein, was derived from the audited financial statements as of that date.

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

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying unaudited condensed financial statements. At March 31, 2026 and December 31, 2025, total cash equivalents which consist of money market funds and treasuries with maturities of three months or less, amounted to approximately $7.0 million and $3.9 million, respectively.

Restricted Cash

As of March 31, 2026, the Company has classified certain cash balances as restricted cash in its unaudited condensed balance sheets. The Company’s restricted cash is deposited in a financial institution and held as a collateral for a credit card agreement with the same financial institution.

Deferred Offering Costs

The Company capitalizes the fair value of equity instruments granted and certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of March 31, 2026, there was $570,000 of deferred offering costs on the balance sheet.

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

During the three months ended March 31, 2026, the Company recorded dividends on Series L Preferred Stock of $103,000, which has been deducted from net income to arrive at net income attributable to common stockholders for the purpose of calculating basic and diluted earnings per share.

The following common stock equivalents were excluded in the computation of the net loss per share because their effect is anti-dilutive:

	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)
Series L Preferred Stock [1]	9,566,640	—
Options to purchase common stock	597,550	124,600
Warrants to purchase common stock	57,551,105	1,769,894
Total anti-dilutive securities	67,715,295	1,894,494

[1]	Convertible into common stock using a conversion price of $0.454 per share, as of March 31, 2026

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

Note 3 – Stockholders’ Equity (Deficit)

The Company’s authorized capital as of March 31, 2026 was 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

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

Preferred Stock

Series C Preferred Stock

As of March 31, 2026, there were 96,230 shares of series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) issued and outstanding.

As a result of numerous reverse stock-splits in previous years and the agreement terms for adjusting the rights of the related shares, the 96,230 shares of Series C Preferred Stock are convertible into an infinitesimal amount of common stock, have no voting rights, and in the event of liquidation, the holders of the Series C Preferred Stock would not participate in any distribution of the assets or surplus funds of the Company. The holders of Series C Preferred Stock also are not currently entitled to any dividends if and when declared by the Board. No dividends to holders of the Series C Preferred Stock were declared or unpaid through March 31, 2026.

Series L Preferred Stock and Warrants

The Company previously issued Series L 10% Convertible Preferred Stock (the “Series L Preferred Stock”) and related warrants (the “2025 Warrants”) pursuant to a securities purchase agreement entered into in May 2025, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Activity During the Three Months Ended March 31, 2026

During the three months ended March 31, 2026, holders exercised certain additional purchase rights issued pursuant to the May 2025 private placement (the “Greenshoe Rights”) and purchased 4,611 shares of Series L Preferred Stock with an aggregate stated value of $4,611,111 for total proceeds of $4,150,000. As a result of these issuances and the full-ratchet anti-dilution provisions, the conversion price of the Series L Preferred Stock was reduced to the contractual floor price of $0.454 per share as of March 31, 2026.

The reduction in the conversion price constituted a dilutive issuance under the terms of the 2025 Warrants. Accordingly, the exercise price of the outstanding 2025 Warrants was reduced, and the number of shares underlying the 2025 Warrants was increased, such that the aggregate exercise price of the 2025 Warrants remained unchanged.

As of March 31, 2026, the Series L Preferred Stock reflects the adjusted conversion price of $0.454 per share.

For the three months ended March 31, 2026, the incremental change in the fair value of equity classified instruments upon the reduction of conversion and exercise prices was determined to be $433,000, and was treated as a deemed dividend.

Dividends

During the three months ended March 31, 2026, the Company declared and paid dividends of approximately $103,000 to holders of Series L Preferred Stock, which were settled through the issuance of 267,794 shares of common stock.

Note 4 – Common Stock Warrants and Options

Common Stock Warrants

Common stock warrant transactions for the three months ended March 31, 2026 were as follows:

	Three Months Ended March 31, 2026
	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2025	50,532,927	$0.92
Granted	—	—
Anti-dilution adjustment (1)	8,202,090	0.45
Forfeited/cancelled	(60,096)	165.00
Exercised	(1,123,816)	0.53
Warrants outstanding at March 31, 2026	57,551,105	$0.62
Warrants exercisable at March 31, 2026	27,652,660	$0.79

(1)	In connection with subsequent equity issuances, the exercise price of the warrants was reduced and the number of shares issuable upon exercise was increased in accordance with certain full-rachet price and anti-dilution protection provisions of the warrant agreements.

The aggregate intrinsic value of all warrants outstanding and all warrants vested and exercisable as of March 31, 2026 was approximately $133,730, in each case based on the fair value of the Company’s common stock on March 31, 2026.

Pursuant to the May 2025 private placement of Series L Preferred Stock and 2025 Warrants the Company issued an aggregate of 3,235,978 warrants to purchase shares of Common Stock with an initial exercise price of $2.043 per share, that are exercisable, subject to certain ownership limitations, immediately upon issuance and have a term of exercise equal to five years, as well as an aggregate of 11,756,406 warrants to purchase shares of Common Stock that vest upon the exercise of certain additional purchase rights with an initial exercise price of $2.043 per share, that are exercisable subject to certain vesting and ownership limitations, and have a term of exercise equal to five years from the date that the applicable warrant shares vest. The 2025 Warrants both have full-ratchet price and anti-dilution protections and are subject to other adjustments, as further described in the Certificate of Designation of Preferences, Rights and Limitations of Series L 10% Convertible Preferred Stock or the 2025 Warrants, as applicable, subject, solely with respect to adjustments in connection with the exercise of Greenshoe Rights, to a floor price of $0.454 per share (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions). As of March 31, 2026, pursuant to full-ratchet price and anti-dilution protections the exercise price of the 2025 Warrants has been reduced to the floor price of $0.454. Since inception, the anti-dilution adjustment resulted in the 2025 Warrants being exercisable into an additional 50,737,682 shares of the Company’s common stock.

Warrants outstanding as of March 31, 2026 are exercisable as follows:

	Warrants Outstanding and Exercisable as of March 31, 2026
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.0001	326,251	N/A	$0.0001
0.454	26,105,339	4.1	0.454
2.02	369,138	3.9	2.02
2.46	24,390	4.1	2.46
2.50	50,000	2.1	2.50
2.8375	21,145	3.9	2.8375
4.35	437,931	3.1	4.35
5.4375	88,800	3.1	5.4375
30.00	216,666	2.3	30.00
37.50	13,000	1.8	37.50
	27,652,660	4.0	0.79

Common Stock Options

In April 2022 the Company established the 2022 Omnibus Incentive Plan (the “Plan”). The Plan was approved by our Board and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors, and key consultants. On July 24, 2025, shareholders voted to increase the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan by 583,334 shares. Pursuant to the increase, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 750,000 shares. The shares of our common stock underlying cancelled and forfeited awards issued under the Plan may again become available for grant under the Plan. As of March 31, 2026, there were 597,550 stock options outstanding and 25,935 shares of restricted stock granted in prior years under the Plan, which left 126,515 shares available for grant under the Plan. The following table summarizes stock option transactions for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at December 31, 2025	597,550	$4.23
Granted	—	—
Forfeited/cancelled	—	—
Exercised	—	—
Options outstanding at March 31, 2026	597,550	$4.23
Options exercisable at March 31, 2026	475,328	$4.96

The weighted average remaining contractual life of all options outstanding, and all options vested and exercisable as of March 31, 2026 was approximately 9.1 years. Furthermore, the aggregate intrinsic value of all options outstanding and all options vested and exercisable as of March 31, 2026 was $0, in each case based on the fair value of the Company’s common stock on March 31, 2026.

The total fair value of options that vested during the three months ended March 31, 2026 and 2025, was $46,000 and $3,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed statements of operations. As of March 31, 2026, 475,328 stock options were vested and exercisable and unvested compensation expense amounted to approximately $143,000.

Options outstanding as of March 31, 2026 are exercisable as follows:

	Stock Options Exercisable as of March 31, 2026
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.33	412,500	9.4	$1.33
2.11	13,612	8.2	2.11
10.50	16,667	7.1	10.50
25.50	16,667	6.8	25.50
74.40	15,882	6.3	74.40
	475,328

Note 5 – Commitments and Contingencies

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

Ohri Matter

On July 22, 2024, the Company filed an AAA Arbitration Demand against Manu Ohri, its former Chief Financial Officer. In the demand, the Company asserts claims against Mr. Ohri for breach of his fiduciary duties and breach of contract and seeks a declaratory judgment providing that the Company may characterize Mr. Ohri’s termination as “for cause” under his employment agreement, and that the Company may revoke the separation agreement entered into between the Company and Mr. Ohri prior to the Company learning of Mr. Ohri’s breaches. In addition to the declaratory judgment, the Company seeks damages arising from Mr. Ohri’s violations, and attorneys’ fees and any forum and arbitration fees. On September 3, 2024, Mr. Ohri filed both a general denial of the Company’s claims against him and counterclaims for breach of his employment agreement and separation agreement. The final hearing date, originally scheduled for June 10, 2025, was postponed to October 6-8, 2026, in order to allow the parties to mediate the dispute. Mediation was held on March 31, 2026.

TWF Global Matter

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a summons and complaint for interpleader against TWF and Z-One, LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock should be registered to TWF or Z-One LLC, as both of these entities have made conflicting demands for the shares. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One, LLC and that the Company be released from all associated liability and claims. The Court denied the motion without prejudice and agreed to reconsider the motion without further briefing upon the filing of a supplemental party affidavit. On May 9, 2024, Z-One, LLC filed a motion for summary judgement seeking dismissal of the action, representing that Z-One, LLC and TWF have settled their dispute over the entitlement to the Company’s shares of common stock and there is no remaining dispute before the Court. On May 21, 2024, the Company filed a supplemental affidavit in support of its motion for entry of default. On November 14, 2024, the Court held a hearing on the parties’ motions, at which the Court found that the motion for entry of default was mooted by the settlement agreement between Z-One, LLC and TWF. The Court ordered that the case be dismissed. On February 17, 2025, Z-One, LLC filed a Summons with Notice in the Supreme Court of the State of New York, County of New York. The Company then filed a demand that Z-One, LLC serve a complaint, and on June 25, 2025, Z-One, LLC filed a Complaint alleging that it is the holder, either originally or by assignment, of a Convertible Note in the principal amount of $150,000, that the Company breached the Convertible Note by failing to deliver conversion shares to Z-One, LLC, and that the Company owes it damages in excess of $500,000. On August 26, 2025, the Company filed a motion to dismiss the Complaint in its entirety for lack of standing and failure to state a cause of action. On February 27, 2026, the court issued a Decision and Order granting the Company’s motion and dismissing the claims asserted in the Complaint in their entirety and with prejudice. On March 26, 2026, Z-One, LLC filed a notice of appeal of the February 27, 2026 dismissal. Z-One, LLC has until September 25, 2026 to perfect its appeal.

Silberfein, DiPietro, and Werthman Trust Matters

On July 8, 2025, Coby Silberfein filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 8, 2025, Justin DiPietro filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 9, 2025, Phillip Werthman Trust filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. The three summons with notice are identical and allege that the plaintiffs are holders of convertible notes and that the Company breached the convertible notes by failing to deliver shares of common stock due on conversion in in 2021. Plaintiffs are seeking specific performance and damages. On August 12, 2025, the Company filed demands that the plaintiffs serve complaints. On September 2, 2025, each plaintiff served a Complaint similar in substance to the summons, except that Plaintiff Silberfein now alleges breach of a convertible note with a principal amount of $150,000, rather than $100,000. Each plaintiff alleges that the Company breached a convertible note by failing to deliver conversion shares to the plaintiff holder, and that the Company owes damages in excess of $500,000. The Company has reached a settlement in principle with the Plaintiffs and is finalizing the terms of the settlement agreements. However, if the lawsuit proceeds, the Company intends to seek dismissal of the complaints.

Significant Agreements

University of Minnesota

2023 Sponsored Research Agreement

On May 20, 2024, the Company entered into a sponsored research agreement (the “2023 Sponsored Research Agreement”) with the Regents of the University of Minnesota (the “University of Minnesota”), effective July 1, 2023. Payments totaling approximately $1.7 million were initially due over the life of the agreement. The purpose of the agreement was for the University of Minnesota to continue work with the Company with three major goals in mind: (1) support the Company’s TriKE® product development and commercial GMP manufacturing efforts; (2) TriKE® pharmacokinetics optimization in humans and investigation of effects of altering the route of administration; and (3) research and development of TriKE® platform. The major deliverables proposed were: (1) creation of Investigational New Drug (“IND”) enabling data for TriKE® constructs in support of the Company’s product development and commercial GMP manufacturing efforts outside of the University of Minnesota; (2) TriKE® platform drug delivery changes to allow transition from intravenous (IV) continuous infusion to alternative drug delivery administration (IV bolus, intraperitoneal [IP], subcutaneous [SQ]) and extended PK in humans and gain an increased understanding of changes in the patient’s native NK cell population as a result of alteration of TriKE® administration; and (3) research and development of TriKE® platform combination with other FDA approved (or soon to be approved) therapeutics and alterations to TriKE® platform through formation of immune complexes. Most studies used TriKE® DNA/amino acid sequences created by the Company under existing licensing terms.

On June 18, 2025, the 2023 Sponsored Research Agreement was amended to expire on December 31, 2025. In addition, payments amounting to $216,000 were added bringing the total payments due over the life of the agreement to approximately $1.9 million.

On March 26, 2026, the 2023 Sponsored Research Agreement was amended to expire on March 31, 2026. In addition, payments amounting to $108,000 were added bringing the total payments due over the life of the agreement to approximately $2 million.

The Company recorded an expense classified as research and development of approximately $108,000 and $216,000, pursuant to the 2023 Sponsored Research Agreement, for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there were no outstanding commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2023 Sponsored Research Agreement for services that have not yet been rendered as of March 31, 2026.

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

The Company did not record any expense classified as research and development, pursuant to the A&R 2016 Exclusive Patent License Agreement, for the three months ended March 31, 2026 and 2025.

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

The Company did not record any expense classified as research and development, pursuant to the 2021 Exclusive License Agreement, for the three months ended March 31, 2026 and 2025.

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

The Company recorded an expense classified as research and development of approximately $57,000 and $0, pursuant to the 2024 Clinical Trial Agreement, for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company’s commitments in relation to unbilled and unaccrued amounts from the University of Minnesota pursuant to the 2024 Clinical Trial Agreement for services that have not yet been rendered as of March 31, 2026, amounted to approximately $1 million.

Advisory Agreement

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

Contingency – NASDAQ Matters

On November 20, 2025, the Company received a letter (the “2025 Letter”) from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying the Company that its common stock, $0.001 par value per share had closed below $1 per share for 30 consecutive business days and, as a result, the Company was not in compliance with the $1 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a compliance period of 180 calendar days from the date of the Letter, or until May 19, 2026 (the “Compliance Period”), to regain compliance with the Minimum Bid Price requirement. On May 12, 2026, the Company submitted a request to Nasdaq for an additional 180-day period (the “Second Compliance Period”) to provide additional time for the Company to demonstrate compliance with the Minimum Bid Price Requirement, including by effecting a reverse stock split of its common stock, if necessary. If such request is granted, and if at any time during such Second Compliance Period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), the Staff will provide the Company written confirmation of compliance with the Minimum Bid Price, and the matter will be closed.

If the Staff determines that the Company is not eligible for such Second Compliance Period or the Company will not be able to cure the deficiency with the Minimum Bid Price Requirement within the allotted compliance period, the Company’s stock will be subject to delisting.

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

Note 6 – Segment Information

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

	Three Months Ended March 31,
	2026	2025
Research and development	$413,000	$1,099,000
Salaries	361,000	281,000
Insurance	41,000	61,000
Stock-based compensation	46,000	3,000
Operating expenses	1,987,000	488,000
Other income	(15,000)	(1,156,000)
Net loss	$2,833,000	$776,000

Note 7 – Subsequent Events

Conversion of Series L Preferred Stock

From April 1, 2026 through May 8, 2026, the holders of the Company’s Series L Preferred Stock have converted 400 shares of Series L Preferred Stock into 881,058 shares of common stock.

2026 GTB-5550 Clinical Trial Agreement

On April 3, 2026, the Company entered into an Investigator Initiated Clinical Trial Agreement (the “2026 GTB-5550 Clinical Trial Agreement”) with the University of Minnesota, pursuant to which, the University of Minnesota shall sponsor an IND application for IND 169118 GTB-5550 (the “Research Program”) and shall serve as a sponsor investigator for a phase 1a/1b clinical trial entitled, “GTB-5550, a Camelid Nanobody B7-H3 Tri-Specific Killer Engager (camB7-H3 TriKE®), in Select Advanced Solid Tumors That Failed Prior Therapy,” designed by the University of Minnesota (the “Study”). The Research Program is being conducted for clinical research use. The budget for the Study, including without limitations, funding and resources, provides for up to approximately $3.8 million over the course of three years borne by the Company. The University of Minnesota and the Company will each have the right to publish the Study results. The 2026 GTB-5550 Clinical Trial Agreement may be terminated by the Company or the University of Minnesota at any time upon thirty days’ written notice to the other party, by the University of Minnesota immediately for health, welfare and safety reasons, or by either party if the other party materially breaches the 2026 GTB-5550 Clinical Trial Agreement, provided that the breaching party fails to cure such breach within thirty days.

Advisory Agreement

On April 1, 2026, the Company entered into an Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with PDPC, to perform certain advisory services. Under the Amended Advisory Agreement cash payments amounting to $150,000 are to be paid in nine equal installments beginning on April 1, 2026 and ending on December 31, 2026. In addition, upon execution of the Amended Advisory Agreement, the Company issued to PDPC a pre-funded warrant to purchase 400,000 shares of common stock of the Company, which had a fair value of $164,000 at the time of issuance. The Amended Advisory Agreement begins on April 1, 2026 and terminates on December 31, 2026. PDPC is considered a related party as its CEO is an individual who has voting and investment control over an entity whose beneficial ownership exceeded 5% of the issued and outstanding shares of the Company’s common stock.

NASDAQ Matters

On May 12, 2026, the Company submitted a request to Nasdaq for an additional 180-day period (the “Second Compliance Period”) to provide additional time for the Company to demonstrate compliance with the Minimum Bid Price Requirement, including by effecting a reverse stock split of its common stock, if necessary. If such request is granted, and if at any time during such Second Compliance Period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), the Staff will provide the Company written confirmation of compliance with the Minimum Bid Price, and the matter will be closed.

If the Staff determines that the Company is not eligible for such Second Compliance Period or the Company will not be able to cure the deficiency with the Minimum Bid Price Requirement within the allotted compliance period, the Company’s stock will be subject to delisting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should carefully review all information, including the discussion of risk factors under “Part I. Item 1A: Risk Factors” and “Part II. Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2025. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology products based on our proprietary Tri-specific Killer Engager (“TriKE®”), and Tetra-specific Killer Engager (“Dual Targeting TriKE®”) fusion protein immune cell engager technology platforms. Our TriKE® and Dual Targeting TriKE® platforms generate proprietary therapeutics designed to harness and enhance the cancer killing abilities of a patient’s own natural killer cells, (“NK cells”). Once bound to an NK cell, our moieties are designed to activate the NK cell to direct it to one or more specifically targeted proteins expressed on a specific type of cancer cell or virus infected cell, resulting in the targeted cell’s death. TriKE®s can be designed to target any number of tumor antigens, including B7-H3, HER2, CD33 and PDL1, on hematologic malignancies or solid tumors and do not require patient-specific customization. We believe our TriKE® and Dual Targeting TriKE® platforms that activate endogenous NK cells are potentially safer than T-cell immunotherapy because there is less cytokine release syndrome (CRS) and fewer neurological complications. Our preclinical data suggests that this is explained by the TriKE® dependent CD16 directed IL-15 proliferation of NK cells, with little effect on endogenous T cells.

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

Our current product candidate pipeline (as of March 31, 2026) is summarized in the table below:

GTB-3550

GTB-3550 was our first TriKE® product candidate and its clinical development was suspended so that we could focus resources on second-generation TriKEs®. GTB-3550 is a tri-specific killer engager, or TriKE, comprised of two single-chain variable fragments (“scFv”) composed of the variable regions of the heavy and light chains of anti-CD16 and anti-CD33 antibodies and a modified form of IL-15. We studied this anti-CD16-IL-15-anti-CD33 TriKE® in CD33 positive leukemias, a marker expressed on tumor cells in acute myelogenous leukemia (“AML”) and myelodysplastic syndrome (“MDS”). The anti-CD33 antibody fragment in GTB-3550 was derived from the M195 humanized anti-CD33 scFv. We believe the approval of the antibody-drug conjugate gemtuzumab validates the targeting of CD33.

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

GTB-3650

GTB-3650 is a TriKE® which targets CD33 on the surface of myeloid leukemias and an agonistic camelid engager to the potent activating receptor on NK cells, CD16. Use of this engager enhances the activity of wild type IL-15 included in GTB-3650. The TriKE® approach provides a novel way to specifically target these tumors by leveraging NK cells, which have been shown to mediate relapse protection in this setting, in an anti-CD33-targeted fashion. We are advancing GTB-3650 to clinical studies based on pre-clinical data showing a marked increase in potency compared to GTB-3550, which we anticipate could lead to an enhanced efficacy signal in AML and MDS. We advanced GTB-3650 through requisite preclinical studies and filed an IND application with the U.S. Food and Drug Administration (the “FDA”) in December 2023. In late June 2024, the FDA cleared our IND Application for GTB-3650. We started study enrollment targeting patients with relapsed/refractory AML and high grade MDS on January 21, 2025, and we have advanced into the clinic with approximately 50% of patients dosed. This initial study is testing GTB-3650 as monotherapy testing administration 2 weeks on and two weeks off (to prevent NK cell exhaustion) for at least 2 cycles of therapy, as agreed on with the FDA.

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

We advanced GTB-5550 through requisite preclinical studies and filed an IND application with the FDA in October 2023 with a written response from the FDA in December 2023. The main question from the FDA was regarding pre-clinical toxicology and a pivot to subcutaneous dosing. In early January 2026, the FDA cleared our IND Application for GTB-5550, and our first patient was dosed in May 2026. The initial trial is designed as a basket trial for patients with B7-H3+ solid tumors using Monday through Friday dosing (2 weeks on and 2 weeks off to prevent immune exhaustion).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Operating Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating Expenses:
Research and development	$413,000	$1,099,000	$(686,000)	(62)%
Selling, general and administrative	2,389,000	830,000	1,559,000	188%
Stock compensation	46,000	3,000	43,000	1,433%
Total Operating Expenses	$2,848,000	$1,932,000	$916,000	47%

Research and Development Expenses

Research and development expenses decreased by approximately $0.7 for the three months ended March 31, 2026 compared to the same prior year period, primarily due to a decrease in production costs.

Research and development expenses relate to our continued licensing, development, production, and clinical trials of our most advanced TriKE® product candidates GTB-3650 and GTB-5550 along with the progression on other promising candidates. In late June 2024, we received clearance from the FDA with respect to our IND Application in relation to our next generation GTB-3650 camelid nanobody product. Study enrollment began in early 2025 and we have advanced into the clinic with approximately 50% of patients dosed. In late January 2026, we received clearance from the FDA with respect to our IND Application in relation to GTB-5550, with a Phase 1 dose escalation basket trial with the first patient dosed in May 2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.6 million for the three months ended March 31, 2026, compared to the same prior year period, primarily due to an increase in marketing expenses, and to a lesser extent, legal fees.

Other Income (Expense)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Other Income (Expense):
Interest income	$67,000	$32,000	$35,000	109%
Interest expense	(63,000)	—	(63,000)	—%
Change in fair value of warrant liability	11,000	126,000	(115,000)	(91)%
Gain on settlement of vendor payable	—	998,000	(998,000)	(100)%
Total Other Income (Expense)	$15,000	$1,156,000	$(1,141,000)	(99)%

Interest Income

Interest income decreased by $35,000 for the three months ended March 31, 2026 compared to the same prior year period, due to greater money market fund balances.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability decreased by $115,000 for the three months ended March 31, 2026 compared to the same prior year period, primarily due to a relative decline in the Company’s stock price at March 31, 2026 as compared to the same prior year period.

Gain on Settlement of Vendor Payable

In March 2025, a legal services firm currently engaged by the Company agreed to reduce the Company’s prior year unpaid fees by approximately $1 million.

Net Loss

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net Loss	$(2,833,000)	$(776,000)	$2,057,000	265%

Net loss increased by approximately $2.1 million for the three months ended March 31, 2026 compared to the same prior year period, primarily due to an increase in selling, general and administrative expenses of approximately $1.5 million, and a decrease in other income of approximately $1.1 million, as described above.

Liquidity and Going Concern Analysis

The accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. We do not have any product candidates approved for sale and have not generated any revenue from our product sales. We have sustained operating losses since inception, and we expect such losses to continue into the foreseeable future. Historically, we have financed our operations through public and private sales of common stock, the issuance of preferred and common stock, the issuance of convertible debt instruments, and strategic collaborations. For the three months ended March 31, 2026, we recorded a net loss of approximately $2.8 million and used cash in operations of approximately $2.5 million. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

	Three Months Ended March 31,
	2026	2025
Statements of Cash Flow Data:
Net cash used in operating activities	$(2,468,000)	$(2,202,000)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	4,580,000	616,000
Net increase (decrease) in cash and cash equivalents and restricted cash	2,112,000	(1,586,000)
Cash and cash equivalents and restricted cash, beginning of period	6,905,000	4,044,000
Cash and cash equivalents and restricted cash, end of period	$9,017,000	$2,458,000

Operating Activities

Net cash used in operating activities was approximately $2.5 million for the three months ended March 31, 2026 and was primarily due to a net loss of $2.8 million.

Net cash used in operating activities was approximately $2.2 million for the three months ended March 31, 2025 and was primarily due to a decrease in accounts payable and accrued expenses of approximately $1.3 million, and a net loss of $776,000.

Financing Activities

Net cash provided by financing activities was approximately $4.6 million for the three months ended March 31, 2026 and resulted from net proceeds from issuance of Series L Preferred Stock and warrants.

Net cash provided by financing activities was $616,000 for the three months ended March 31, 2025, resulted from the exercise of warrants for cash and inducement warrants.

Working Capital

The following table summarizes total current assets, liabilities, and working capital for the periods ended March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025	Increase/(Decrease)
Current assets	$9,996,000	$8,106,000	$1,890,000
Current liabilities	$2,416,000	$2,319,000	$97,000
Working capital	$7,580,000	$5,787,000	$1,793,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information for this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2026. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to a material weakness in internal control over financial reporting that was previously identified for the year ended December 31, 2025, and has not been fully remediated.

Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2025, management identified a material weakness related to the Company’s failure to maintain effective controls over the accounting for complex financial transactions, specifically the proper application of ASC 480. Distinguishing Liabilities from Equity, related to certain Greenshoe Rights.

Remediation of Previously Reported Material Weakness

Subsequent to September 30, 2025, the Company implemented additional controls requiring that, prior to the execution of transactions involving stock purchase rights, derivative financial instruments, or other complex financial arrangements, management engages a qualified accounting consultant to evaluate the related accounting treatment and financial reporting implications.

While management believes these controls are appropriately designed, the material weakness will not be considered fully remediated until the controls have operated for a sufficient period of time and management has completed testing to conclude that the controls are operating effectively.

The Company will continue to monitor the effectiveness of its remediation efforts and will make refinements as necessary.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ohri Matter

On July 22, 2024, the Company filed an AAA Arbitration Demand against Manu Ohri, its former Chief Financial Officer. In the demand, the Company asserts claims against Mr. Ohri for breach of his fiduciary duties and breach of contract and seeks a declaratory judgment providing that the Company may characterize Mr. Ohri’s termination as “for cause” under his employment agreement, and that the Company may revoke the separation agreement entered into between the Company and Mr. Ohri prior to the Company learning of Mr. Ohri’s breaches. In addition to the declaratory judgment, the Company seeks damages arising from Mr. Ohri’s violations, and attorneys’ fees and any forum and arbitration fees. On September 3, 2024, Mr. Ohri filed both a general denial of the Company’s claims against him and counterclaims for breach of his employment agreement and separation agreement. The final hearing date, originally scheduled for June 10, 2025, was postponed to October 6-8, 2026, in order to allow the parties to mediate the dispute. Mediation was held on March 31, 2026.

TWF Global Matter

On May 24, 2023, TWF Global, LLC (“TWF”) filed a Complaint in the California Superior Court for the County of Los Angeles naming the Company as defendant. The complaint alleges that TWF is the holder of two Convertible Promissory Notes (“Notes”) and that the Company did not deliver shares of common stock due on conversion in February 2021. TWF was seeking per diem liquidated damages based on the terms of alleged Notes. On July 14, 2023, the Company filed a motion to dismiss for improper forum because the terms of the Notes, as alleged, require disputes to be filed in New York state and federal courts. TWF voluntarily dismissed its complaint before the California Superior Court of Los Angeles without prejudice. The Company subsequently filed a summons and complaint for interpleader against TWF and Z-One, LLC before the Supreme Court of the State of New York County of New York, asking the Supreme Court to determine if the Company’s shares of common stock should be registered to TWF or Z-One LLC, as both of these entities have made conflicting demands for the shares. On February 5, 2024, the Company filed a motion for entry of default against TWF, seeking an order directing the Company to register the shares of common stock in the name of Z-One, LLC and that the Company be released from all associated liability and claims. The Court denied the motion without prejudice and agreed to reconsider the motion without further briefing upon the filing of a supplemental party affidavit. On May 9, 2024, Z-One, LLC filed a motion for summary judgement seeking dismissal of the action, representing that Z-One, LLC and TWF have settled their dispute over the entitlement to the Company’s shares of common stock and there is no remaining dispute before the Court. On May 21, 2024, the Company filed a supplemental affidavit in support of its motion for entry of default. On November 14, 2024, the Court held a hearing on the parties’ motions, at which the Court found that the motion for entry of default was mooted by the settlement agreement between Z-One, LLC and TWF. The Court ordered that the case be dismissed. On February 17, 2025, Z-One, LLC filed a Summons with Notice in the Supreme Court of the State of New York, County of New York. The Company then filed a demand that Z-One, LLC serve a complaint, and on June 25, 2025, Z-One, LLC filed a Complaint alleging that it is the holder, either originally or by assignment, of a Convertible Note in the principal amount of $150,000, that the Company breached the Convertible Note by failing to deliver conversion shares to Z-One, LLC, and that the Company owes it damages in excess of $500,000. On August 26, 2025, the Company filed a motion to dismiss the Complaint in its entirety for lack of standing and failure to state a cause of action. On February 27, 2026, the court issued a Decision and Order granting the Company’s motion and dismissing the claims asserted in the Complaint in their entirety and with prejudice. On March 26, 2026, Z-One, LLC filed a notice of appeal of the February 27, 2026 dismissal. Z-One, LLC has until September 25, 2026 to perfect its appeal.

Silberfein, DiPietro, and Werthman Trust Matters

On July 8, 2025, Coby Silberfein filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 8, 2025, Justin DiPietro filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. On July 9, 2025, Phillip Werthman Trust filed a summons with notice in the State of New York Supreme Court for the County of New York naming the Company as defendant seeking damages for breach of a securities purchase agreement and convertible note in the principal amount of $100,000. The three summons with notice are identical and allege that the plaintiffs are holders of convertible notes and that the Company breached the convertible notes by failing to deliver shares of common stock due on conversion in in 2021. Plaintiffs are seeking specific performance and damages. On August 12, 2025, the Company filed demands that the plaintiffs serve complaints. On September 2, 2025, each plaintiff served a Complaint similar in substance to the summons, except that Plaintiff Silberfein now alleges breach of a convertible note with a principal amount of $150,000, rather than $100,000. Each plaintiff alleges that the Company breached a convertible note by failing to deliver conversion shares to the plaintiff holder, and that the Company owes damages in excess of $500,000. The Company has reached a settlement in principle with the Plaintiffs and is finalizing the terms of the settlement agreements. However, if the lawsuit proceeds, the Company intends to seek dismissal of the complaints.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2026, the Company issued securities in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

On April 1, 2026, the Company issued 267,749 shares of Common Stock to the holders of Series L Preferred Stock of record as of March 19, 2026 as a dividend, which represents 10% of the outstanding stated value of the Series L Preferred Stock.

Any other issuances of unregistered equity securities during the three months ended March 31, 2026 have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

3.1	Restated Certificate of Incorporation as filed in Delaware September 10, 1996 and as thereafter amended through March 1, 2002		10-KSB	3.A	000-08092	4/1/2002
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., dated February 9, 2011		10-K	3.2	000-08092	3/31/2011
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of July 19, 2017		8-K/A	3.1	000-08092	3/15/2018
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of GT Biopharma, Inc., effective as of February 10, 2021		8-K	3.1	001-40023	2/11/2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective June 13, 2022		10-K	3.5	001-40023	3/30/2023
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant effective February 1, 2024		8-K	3.1	001-40023	2/1/2024
3.7	Amended and Restated Bylaws of GT Biopharma, Inc. effective November 3, 2022		8-K	3.1	001-40023	11/9/2022
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series J-1 Preferred Stock of GT Biopharma, Inc., dated April 3, 2019		8-K	3.1	000-08092	4/5/2019
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock of GT Biopharma, Inc. dated April 3, 2019		10-K	4.2	001-40023	4/16/2021
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series L 10% Convertible Preferred Stock of GT Biopharma, Inc., dated May 12, 2025		8-K	3.1	001-40023	5/13/2025
4.4	Certificate of Increase to Certificate of Designation of Preferences, Rights and Limitations of Series L 10% Convertible Preferred Stock of GT Biopharma, Inc., dated May 21, 2025		8-K	3.1	001-40023	5/27/2025
4.5	Form of Waiver		8-K	10.1	001-40023	9/23/2025
4.6	Form of Pre-Funded Common Stock Purchase Warrant		S-1	4.49	333-291060	10/24/2025
10.1	Investigator Initiated Clinical Trial Agreement, dated as of April 3, 2026, by and between GT Biopharma, Inc. and the Regents of the University of Minnesota.		8-K	10.1	001-40023	4/7/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	*
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GT BIOPHARMA, INC.

Dated: May 15, 2026	By:	/s/ Michael Breen
Michael Breen
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Alan Urban
Alan Urban
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

